Form 10-K
period 1993-12-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1994-03-28
CIK 92122, 3153, 41091, 44545, 66904, 86940

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM      TO

                     --------------------------------------

      COMMISSION                     REGISTRANT, STATE OF INCORPORATION,                    I.R.S. EMPLOYER
      FILE NUMBER                      ADDRESS AND TELEPHONE NUMBER                        IDENTIFICATION NO.
      -----------                   ----------------------------------                     -----------------
      1-3526                      THE SOUTHERN COMPANY                                           58-0690070
                                  (A Delaware Corporation)
                                  64 Perimeter Center East
                                  Atlanta, Georgia 30346
                                  (404) 393-0650

      1-3164                      ALABAMA POWER COMPANY                                          63-0004250
                                  (An Alabama Corporation)
                                  600 North 18th Street
                                  Birmingham, Alabama 35291
                                  (205) 250-1000

      1-6468                      GEORGIA POWER COMPANY                                          58-0257110
                                  (A Georgia Corporation)
                                  333 Piedmont Avenue, N.E.
                                  Atlanta, Georgia 30308
                                  (404) 526-6526

      0-2429                      GULF POWER COMPANY                                             59-0276810
                                  (A Maine Corporation)
                                  500 Bayfront Parkway
                                  Pensacola, Florida 32501
                                  (904) 444-6111

      0-6849                      MISSISSIPPI POWER COMPANy                                      64-0205820
                                  (A Mississippi Corporation)
                                  2992 West Beach
                                  Gulfport, Mississippi 39501
                                  (601) 864-1211

      1-5072                      SAVANNAH ELECTRIC AND POWER COMPANY                            58-0418070
                                  (A Georgia Corporation)
                                  600 Bay Street, East
                                  Savannah, Georgia 31401
                                  (912) 232-7171

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Each of the following securities registered pursuant to Section 12(b) of the Act are registered on the New York Stock Exchange.

TITLE OF EACH CLASS                                         Registrant
- -------------------                                         ----------
COMMON STOCK, $5 PAR VALUE                                  THE SOUTHERN COMPANY

                     ------------------------------------

CLASS A PREFERRED, CUMULATIVE, $25 STATED CAPITAL           ALABAMA POWER COMPANY
7.60% (First 1992 Series)                                   6.80% Series
7.60% (Second 1992 Series)                                  6.40% Series
Adjustable Rate (1993 Series)

FIRST MORTGAGE BONDS
10 5/8%       Series due 2017
9 1/4%        Series due 2021

                     ------------------------------------

PREFERRED STOCK, CUMULATIVE, $100 STATED VALUE           GEORGIA POWER COMPANY
$7.72 Series
$7.80 Series

CLASS A PREFERRED, CUMULATIVE, $25 STATED VALUE
$2.125       Series                                      $1.9375 Series
$1.90        Series                                      Adjustable Rate (First 1993 Series)
$1.9875      Series                                      Adjustable Rate (Second 1993 Series)
$1.925       Series


FIRST MORTGAGE BONDS
4 3/4%       Series due 1996                             6 7/8%    Series due 2002
6 1/8%       Series due 1999                                10%    Series due 2016
7%           Series due 2000                              7.95%    Series due 2023
6%           Series due 2000                             7 5/8%    Series due 2023

                     ------------------------------------

PREFERRED STOCK, CUMULATIVE, $100 PAR VALUE               MISSISSIPPI POWER COMPANY
Depositary Preferred Shares, each representing one-fourth of a share of:
7.25% Series
6.32% Series
6.65% Series

                     ------------------------------------

PREFERRED STOCK, CUMULATIVE, $25 PAR VALUE                  SAVANNAH ELECTRIC AND POWER COMPANY
6.64% Series


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS                                                                 REGISTRANT
- -------------------                                                                 ----------

PREFERRED STOCK, CUMULATIVE, $100 PAR VALUE                                         ALABAMA POWER COMPANY
4.20% Series                        4.60% Series             4.72% Series           5.96% Series
4.52% Series                        4.64% Series             4.92% Series           6.88% Series

CLASS A PREFERRED, CUMULATIVE, $100,000 STATED CAPITAL
Auction (1993 Series)



CLASS A PREFERRED, CUMULATIVE, $100 STATED CAPITAL
Auction (1988 Series)

                 --------------------------------------------

PREFERRED STOCK, CUMULATIVE, $100 STATED VALUE               GEORGIA POWER COMPANY
$4.60 Series               $4.60 Series (1964)           $4.96 Series         $6.48 Series
$4.60 Series (1962)        $4.72 Series                  $5.00 Series         $6.60 Series
$4.60 Series (1963)        $4.92 Series                  $5.64 Series

                 --------------------------------------------

PREFERRED STOCK, CUMULATIVE, $100 PAR VALUE                  GULF POWER COMPANY
4.64% Series               5.44% Series                    7.88% Series
5.16% Series               7.52% Series                   11.36% Series

CLASS A PREFERRED, CUMULATIVE, $10 PAR, $25 STATED CAPITAL
7.00% Series               7.30% Series                    6.72% Series
Adjustable Rate (1993 Series)

                 --------------------------------------------

PREFERRED STOCK, CUMULATIVE, $100 PAR VALUE                  MISSISSIPPI POWER COMPANY
4.40% Series           4.60% Series          4.72% Series    7.00% Series

        Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                     ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

        Aggregate market value of voting stock held by non-affiliates of The Southern Company at February 28, 1994: $13.4 billion. Each of such other registrants are wholly-owned subsidiaries of The Southern Company and have no voting stock other than their common stock. A description of registrants' common stock follows:

                                            DESCRIPTION OF                      SHARES OUTSTANDING
REGISTRANT                                  COMMON STOCK                        AT FEBRUARY 28, 1994
- ----------                                  ------------                        --------------------

The Southern Company                        Par Value $5 Per Share                    648,346,540
Alabama Power Company                       Par Value $40 Per Share                     5,608,955
Georgia Power Company                       No Par Value                                7,761,500
Gulf Power Company                          No Par Value                                  992,717
Mississippi Power Company                   Without Par Value                           1,121,000
Savannah Electric and Power Company         Par Value $5 Per Share                     10,844,635

        Documents incorporated by reference: specified portions of The Southern Company's Proxy Statement relating to the 1994 Annual Meeting of Stockholders are incorporated by reference into PART III.



        This combined Form 10-K is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company and Savannah Electric and Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

                                                           TABLE OF CONTENTS

                                                                                                                   Page
                                                                PART I                                             ----

Item 1         Business-

                 The SOUTHERN System  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-1
                 New Business Development . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-2
                 Certain Factors Affecting the Industry . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-3
                 Construction Programs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-3
                 Financing Programs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-5
                 Fuel Supply  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-7
                 Territory Served . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-9
                 Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-12
                 Regulation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-13
                 Rate Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-15
                 Long-Term Power Sales Agreements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-16
                 Employee Relations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-17
Item 2         Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-18
Item 3         Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-22
Item 4         Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . .    I-23
               Executive Officers of SOUTHERN . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    I-24

               PART II

Item 5         Market for Registrants' Common Equity and Related Stockholder MattersII-1
Item 6         Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    II-2
Item 7         Management's Discussion and Analysis of Results of Operations
               and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    II-2
Item 8         Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .    II-3
Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    II-4

               PART III

Item 10        Directors and Executive Officers of the Registrants  . . . . . . . . . . . . . . . . . . . . . .      III-1
Item 11        Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      III-13
Item 12        Security Ownership of Certain Beneficial Owners and
                 Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      III-30
Item 13        Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . .      III-36

               PART IV

Item 14        Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      IV-1

                                 DEFINITIONS

             When used in Items 1 through 5 and Items 10 through 14, the following terms will have the meanings indicated. Other defined terms specific only to Item 11 are found on page III-13.

             TERM                                                                         MEANING
             AEC  . . . . . . . . . . . . . .                               Alabama Electric Cooperative, Inc.
             AFUDC  . . . . . . . . . . . . .                               Allowance for Funds Used During Construction
             ALABAMA  . . . . . . . . . . . .                               Alabama Power Company
             Alicura  . . . . . . . . . . . .                               Hidroelectrica Alicura, S.A. (Argentina)
             AMEA   . . . . . . . . . . . . .                               Alabama Municipal Electric Authority
             Clean Air Act    . . . . . . . .                               Clean Air Act Amendments of 1990
             Dalton   . . . . . . . . . . . .                               City of Dalton, Georgia
             DOE    . . . . . . . . . . . . .                               United States Department of Energy
             ECO Plan   . . . . . . . . . . .                               Environmental Compliance Overview Plan
             ECR Plan   . . . . . . . . . . .                               Environmental Cost Recovery Plan
             Edelnor  . . . . . . . . . . . .                               Empressa, Electrica del Norte Grande, S.A. (Chile)
             Energy Act   . . . . . . . . . .                               Energy Policy Act of 1992
             EMF  . . . . . . . . . . . . . .                               Electromagnetic field
             EPA  . . . . . . . . . . . . . .                               United States Environmental Protection Agency
             FERC   . . . . . . . . . . . . .                               Federal Energy Regulatory Commission
             FPC  . . . . . . . . . . . . . .                               Florida Power Corporation
             FP&L   . . . . . . . . . . . . .                               Florida Power & Light Company
             Freeport   . . . . . . . . . . .                               Freeport Power Company (Bahamas)
             GEORGIA  . . . . . . . . . . . .                               Georgia Power Company
             GULF   . . . . . . . . . . . . .                               Gulf Power Company
             Gulf States  . . . . . . . . . .                               Gulf States Utilities Company
             Holding Company Act  . . . . . .                               Public Utility Holding Company Act of 1935, as amended
             IBEW   . . . . . . . . . . . . .                               International Brotherhood of Electrical Workers
             JEA  . . . . . . . . . . . . . .                               Jacksonville Electric Authority
             MEAG   . . . . . . . . . . . . .                               Municipal Electric Authority of Georgia
             MISSISSIPPI  . . . . . . . . . .                               Mississippi Power Company
             NRC    . . . . . . . . . . . . .                               Nuclear Regulatory Commission
             OPC  . . . . . . . . . . . . . .                               Oglethorpe Power Corporation
             operating affiliates   . . . . .                               ALABAMA, GEORGIA, GULF, MISSISSIPPI and
                                                                                SAVANNAH
             PSC  . . . . . . . . . . . . . .                               Public Service Commission
             REA    . . . . . . . . . . . . .                               Rural Electrification Administration
             RICO   . . . . . . . . . . . . .                               Racketeer Influenced and Corrupt Organizations Act
             SAVANNAH   . . . . . . . . . . .                               Savannah Electric and Power Company
             SCS  . . . . . . . . . . . . . .                               Southern Company Services, Inc.
             SEC  . . . . . . . . . . . . . .                               Securities and Exchange Commission
             SEGCO  . . . . . . . . . . . . .                               Southern Electric Generating Company
             SEI  . . . . . . . . . . . . . .                               Southern Electric International, Inc.
             SEPA   . . . . . . . . . . . . .                               Southeastern Power Administration
             SERC   . . . . . . . . . . . . .                               Southeastern Electric Reliability Council
             SMEPA  . . . . . . . . . . . . .                               South Mississippi Electric Power Association
             SOUTHERN   . . . . . . . . . . .                               The Southern Company
             Southern Nuclear   . . . . . . .                               Southern Nuclear Operating Company, Inc.
             SOUTHERN system  . . . . . . . .                               SOUTHERN, the operating affiliates, SEGCO, SEI
                                                                               Southern Nuclear, SCS and other subsidiaries
             TVA  . . . . . . . . . . . . . .                               Tennessee Valley Authority


                                     PART I


ITEM 1.  BUSINESS

   SOUTHERN was incorporated under the laws of Delaware on November 9, 1945. SOUTHERN is domesticated under the laws of Georgia and is qualified to do business as a foreign corporation under the laws of Alabama. SOUTHERN owns all the outstanding common stock of ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH, each of which is an operating public utility company. ALABAMA and GEORGIA each own 50% of the outstanding common stock of SEGCO. The operating affiliates supply electric service in the states of Alabama, Georgia, Florida, Mississippi and Georgia, respectively, and SEGCO owns generating units at a large electric generating station which supplies power to ALABAMA and GEORGIA. More particular information relating to each of the operating affiliates is as follows:

   ALABAMA is a corporation organized under the laws of the State of Alabama on November 10, 1927, by the consolidation of a predecessor Alabama Power Company, Gulf Electric Company and Houston Power Company. The predecessor Alabama Power Company had had a continuous existence since its incorporation in 1906.

   GEORGIA was incorporated under the laws of the State of Georgia on June 26, 1930, and admitted to do business in Alabama on September 15, 1948.

   GULF is a corporation which was organized under the laws of the State of Maine on November 2, 1925, and admitted to do business in Florida on January 15, 1926, in Mississippi on October 25, 1976 and in Georgia on November 20, 1984.

   MISSISSIPPI was incorporated under the laws of the State of Mississippi on July 12, 1972, was admitted to do business in Alabama on November 28, 1972, and effective December 21, 1972, by the merger into it of the predecessor Mississippi Power Company, succeeded to the business and properties of the latter company. The predecessor Mississippi Power Company was incorporated under the laws of the State of Maine on November 24, 1924, and was admitted to do business in Mississippi on December 23, 1924, and in Alabama on December 7, 1962.

   SAVANNAH is a corporation existing under the laws of Georgia; its charter was granted by the Secretary of State on August 5, 1921.

SOUTHERN also owns all the outstanding common stock of SEI, Southern Nuclear, SCS (the system service company), and various other subsidiaries related to foreign operations and domestic non-utility operations (see
Exhibit 21 herein). At this time, the operations of the other subsidiaries are not material. SEI designs, builds, owns and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. A further description of SEI's business and organization follows later in this section. Southern Nuclear provides services to the Southern electric system's nuclear plants.

SEGCO owns electric generating units with an aggregate capacity of 1,019,680 kilowatts at Plant Gaston on the Coosa River near Wilsonville, Alabama, and ALABAMA and GEORGIA are each entitled to one-half of SEGCO's capacity and energy. ALABAMA acts as SEGCO's agent in the operation of SEGCO's units and furnishes coal to SEGCO as fuel for its units. SEGCO also owns three 230,000 volt transmission lines extending from Plant Gaston to the Georgia state line at which point connection is made with the GEORGIA transmission line system.

THE SOUTHERN SYSTEM

The transmission facilities of each of the operating affiliates and SEGCO are connected to the respective company's own generating plants and other sources of power and are interconnected with the transmission facilities of the other operating affiliates and SEGCO by means of heavy-duty high voltage lines. (In the case of GEORGIA's integrated transmission system, see Item 1 - BUSINESS - "Territory Served" herein.)

   Operating contracts covering arrangements in effect with principal neighboring utility systems provide for capacity exchanges, capacity purchases and sales, transfers of economy energy and other similar transactions. Additionally, the operating affiliates have entered into voluntary reliability agreements with the subsidiaries of Entergy Corporation, Florida Electric Power Coordinating Group and TVA and with Carolina Power & Light Company, Duke Power Company, South Carolina Electric & Gas Company and Virginia Electric and Power Company, each of which provides for the establishment and periodic review of principles and procedures for planning and operation of generation and transmission facilities, maintenance schedules, load retention programs, emergency operations, and other matters affecting the reliability of bulk power supply. The operating affiliates have joined with other utilities in the Southeast (including those referred to above) to form the SERC to augment further the reliability and adequacy of bulk power supply. Through the SERC, the operating affiliates are represented on the National Electric Reliability Council.

   An intra-system interchange agreement provides for coordinating operations of the power producing facilities of the operating affiliates and SEGCO and the capacities available to such companies from non-affiliated sources and for the pooling of surplus energy available for interchange. Coordinated operation of the entire interconnected system is conducted through a central power supply coordination office maintained by SCS. The available sources of energy are allocated to the operating affiliates to provide the most economical sources of power consistent with good operation. The resulting benefits and savings are apportioned among the operating affiliates.

   SCS has contracted with each operating affiliate, SEI, various of the other subsidiaries, Southern Nuclear and SEGCO to furnish, at cost and upon request, the following services: general executive and advisory services, power pool operations, general engineering, design engineering, purchasing, accounting and statistical, finance and treasury, taxes, insurance and pensions, corporate, rates, budgeting, public relations, employee relations, systems and procedures and other services with respect to business and operations. SOUTHERN also has a contract with SCS for certain of these specialized services.

   Southern Nuclear has contracted with ALABAMA to operate its Farley Nuclear Plant, as authorized by amendments to the plant operating licenses. Southern Nuclear also has a contract to provide GEORGIA with technical and other services to support GEORGIA's operation of plants Hatch and Vogtle. Applications are now pending before the NRC for amendments to the Hatch and Vogtle operating licenses which would authorize Southern Nuclear to become the operator. See Item 1 - BUSINESS - "Regulation - Atomic Energy Act of 1954" herein.

NEW BUSINESS DEVELOPMENT

SOUTHERN continues to consider new business opportunities, particularly those which allow use of the expertise and resources developed through its regulated utility experience. These endeavors began in 1981 and are conducted through SEI and other existing subsidiaries.

   SEI's primary business focus is international and domestic cogeneration, the independent power market, and the privatization of generation facilities in the international market. SEI currently operates two domestic independent power production projects totaling 225 megawatts and is one-third owner of one of these (which produces 180 megawatts). It has a contract to sell electric energy to Virginia Electric and Power Company from a facility SEI is developing (through subsidiaries) in King George, Virginia. Upon completion, currently planned for 1996, SEI will operate the 220 megawatt coal-fired plant and own 50% of the project.

   In April 1993, SOUTHERN completed the purchase of a 50% interest in Freeport, an electric utility on the Island of Grand Bahama, for a purchase price of $35.5 million. Freeport has generating capacity of about 112 megawatts. In August 1993, SOUTHERN completed the purchase of a 55% interest in Alicura, an entity that owns the right to use the generation from a 1,000 megawatt hydroelectric generating facility in Argentina, for a net purchase price of approximately $188 million. In December 1993, SOUTHERN completed the purchase of a 35% interest in Edelnor for the purchase price of $73 million. Edelnor is a utility located in Northern Chile that owns and operates a transmission grid and a 96 megawatt generating facility and is building an additional 150 megawatt facility.

   SEI has continued to render consulting services and market SOUTHERN system expertise in the United States and throughout the world. It contracts with other public utilities, commercial concerns and government agencies for the rendition of services and the licensing of intellectual property. In addition, SEI engages in energy management-related services and activities.

   These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of rate-regulated operations. However, because of the absence of any assured return or rate of return, they also involve a higher degree of risk. SOUTHERN expects to make substantial investments over the period 1994-1996 in these and other new businesses.

CERTAIN FACTORS AFFECTING THE INDUSTRY

The electric utility industry is expected to become increasingly competitive in the future as a result of the enactment of the Energy Act (see each registrant's "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein), deregulation, competing technologies and other factors. In recent years the electric utility industry in general has experienced problems in a number of areas including the uncertain cost of capital needed for construction programs, difficulty in obtaining sufficient return on invested capital and in securing adequate rate increases when required, high costs and other issues associated with compliance with environmental and nuclear regulations, changes in regulatory climate, prudence audits and the effects of inflation and other factors on the costs of operations and construction expenditures. The SOUTHERN system has been experiencing certain of these problems in varying degrees and management is unable to predict the future effect of these or other factors upon its operations and financial condition.

CONSTRUCTION PROGRAMS

The subsidiary companies of SOUTHERN are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Construction additions or acquisitions of property during 1994 through 1996 by the operating affiliates, SEGCO, SCS and Southern Nuclear are estimated as follows: (in millions)


- -----------------------------------------------------------
                            1994       1995        1996
                          ---------------------------------
 ALABAMA                  $  588     $   572    $   531
 GEORGIA                     688         555        629
 GULF                         77          55         68
 MISSISSIPPI                  96          62         98
 SAVANNAH                     33          32         33
 SEGCO                        14          16         26
 SCS                          26          18         14
 Southern Nuclear              1           2          2
 SOUTHERN system*         $1,524      $1,326     $1,411
- -----------------------------------------------------------

*Does not add due to changes made in subsidiaries' construction budget subsequent to approval of SOUTHERN system construction budget.

   Reference is made to Note 4 to the financial statements of each registrant in Item 8 herein for the amounts of AFUDC included in the above estimates. The construction estimates for the period 1994 through 1996 do not include amounts which may be spent by SEI (or the subsidiary(s) created to effect such project(s)) on future power production projects or the projects discussed earlier under "New Business Development." (See also Item 1 - BUSINESS - "Financing Programs" herein.)

Estimated construction costs in 1994 are expected to be apportioned approximately as follows: (in millions)

- ---------------------------------------------------------------------------------------------------------------------
                                 SOUTHERN
                                 System*       ALABAMA        GEORGIA         GULF        MISSISSIPPI     SAVANNAH
                                 ------------------------------------------------------------------------------------
Combustion turbines               $  239          $123            $103        $   -           $  5            $  8
Other generating
  facilities including
  associated plant
  substations                        369           102             166           39             44               4
New business                         276           114             130           13             11               8
Transmission                         150            48              80            2             18               2
Joint line and substation             61            24              34            2              1               -
Distribution                         126            50              49           11              9               7
Nuclear fuel                         123            61              62            -              -               -
General plant                        179            66              64           10              8               4
                                 ------------------------------------------------------------------------------------
                                  $1,524          $588            $688          $77            $96             $33
                                 ====================================================================================

*SCS and Southern Nuclear plan capital additions to general plant in 1994 of $26 million and $1 million, respectively, while SEGCO plans capital additions of $14 million to generating facilities. Does not add due to changes made in subsidiaries' construction budget subsequent to approval of SOUTHERN system construction budget.

   The construction programs are subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; changes in existing nuclear plants to meet new regulatory requirements; increasing cost of labor, equipment and materials; cost of capital and SEI securing a contract(s) to buy or build additional generating facilities.

   The operating affiliates do not have any baseload generating plants under construction and current energy demand forecasts do not require any additional baseload generating facilities before 2011. However, within the service area, the construction of combustion turbine peaking units with an aggregate capacity of approximately 1,700 megawatts is planned to be completed by 1996. In addition, significant construction of transmission and distribution facilities and upgrading of generating plants will be continuing.

   During 1991, the Georgia legislature passed legislation which requires GEORGIA and SAVANNAH each to file an Integrated Resource Plan for approval by the Georgia PSC. Under the plan rules, the Georgia PSC must pre-certify the construction of new power plants. (See Item 1 - BUSINESS - "Rate Matters - Integrated Resource Planning" herein.)

   See Item 1 - BUSINESS - "Regulation - Environmental Regulation" herein for information with respect to certain existing and proposed environmental requirements and Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein for additional information concerning ALABAMA's and GEORGIA's joint ownership of certain generating units and related facilities with certain non-affiliated utilities.

ROCKY MOUNTAIN HYDROELECTRIC PROJECT

For information regarding GEORGIA's Rocky Mountain Project, including a joint ownership agreement with OPC and the uncertain recovery of GEORGIA's costs in this project, reference is made to Note 4 to SOUTHERN's and to GEORGIA's financial statements in Item 8 herein.

STOCKHOLDER SUIT

For information concerning a suit against certain current and former directors and officers of SOUTHERN involving allegations related to Plant Vogtle, the Rocky Mountain project and other matters, see Item 3 - LEGAL PROCEEDINGS herein.

FINANCING PROGRAMS

In early 1994, SOUTHERN sold - through a public offering - common stock for proceeds totaling approximately $120 million. SOUTHERN may require additional equity capital during the remainder of 1994. The amount and timing of raising additional equity capital in 1994, as well as subsequent years, will be contingent on SOUTHERN's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or its various stock plans. The operating affiliates' construction programs are expected to be financed primarily from internal sources. Short-term debt will be utilized when necessary. The operating affiliates may issue additional long-term debt and preferred stock primarily for the purposes of debt maturities and for redeeming higher-cost securities.

   In order to issue first mortgage bonds and preferred stock, each of the operating affiliates must comply with earnings coverage requirements contained in its respective mortgage and charter. These provisions require, for the issuance of additional first mortgage bonds, a minimum, before income tax, earnings coverage of twice the pro forma annual interest charges on first mortgage bonds and indebtedness secured by prior or equal ranking lien and, for the issuance of additional preferred stock, a minimum, after income tax, earnings coverage of one and one-half times pro forma annual interest charges and preferred stock dividends, in each case for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue. On the basis of these requirements, the respective mortgage and preferred stock coverages of the operating affiliates for the twelve months ended December 31, 1993, are:


- ---------------------------------------------------------
                      Mortgage           Preferred Stock
                      Coverages             Coverages
                      ---------          ---------------
 ALABAMA                5.70                   2.71
 GEORGIA                7.75                   2.61
 GULF                   5.79                   2.56
 MISSISSIPPI            5.78                   2.67
 SAVANNAH               3.94                   2.20
- ---------------------------------------------------------

   The amounts of securities representing short-term unsecured indebtedness allowable under the respective charters, and the maximum amounts of short-term indebtedness authorized by the appropriate regulatory authorities, are shown in the following table:


- ----------------------------------------------------------------------------
                       Short-term Unsecured Indebtedness
- ----------------------------------------------------------------------------
                                   Allowable
                                 Under Charter
                              at December 31, 1993
                              --------------------

                                                                Percent of
                                                                  Secured
                                                               Indebtedness
                                                                 and Other
                                    Amount                       Capital(2)
                                -------------         ----------------------
                                            (Millions)
 ALABAMA                               $  542                      10%
 GEORGIA                                1,736                      20
 GULF                                      92                      10
 MISSISSIPPI                              133                      20
 SAVANNAH                                  70                      20
 SOUTHERN                                  (1)                      (1)

- ----------------------------------------------------------------------------
                              Short-term Indebtedness
                                 Maximum Regulatory
                                   Authorization
                                   -------------



                                                              Outstanding
                                                                  at
                                      Amount               December 31, 1993
                                -------------         ----------------------
                                            (Millions)
 ALABAMA                              $530 (3)                $  40
 GEORGIA                               900 (3)                  482
 GULF                                  100 (3)                    6
 MISSISSIPPI                           140 (3)                   40
 SAVANNAH                               70 (3)                    3
 SOUTHERN                              500 (3)                  222

Notes:

   (1)   No limitation.

   (2) Under the provisions of the respective charters, GEORGIA's, MISSISSIPPI's and SAVANNAH's preferred stockholders have approved increases in the amounts of securities representing short-term unsecured indebtedness which the companies may have outstanding until July 1 in 2003, 1999 and 1999, respectively. Such limitations were raised from 10% of secured indebtedness and other capital to 20% thereof. These approved increases are reflected in the above table. ALABAMA currently plans to seek approval of its preferred stockholders to have the charter limitation on short-term indebtedness increased above its current limitation and may seek that such increase be made on a permanent basis.

   (3) ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SOUTHERN have received SEC authorization to issue from time to time short-term and/or term loan notes to banks and commercial paper to dealers in the amounts shown through March 31, 1996. Each of the operating affiliates (excluding MISSISSIPPI) must also receive authorization from their respective state PSC to issue short-term debt. At December 31, 1993, the Alabama PSC authorization limited ALABAMA's short-term debt to $450 million.

   Reference is made to Note 5, 5, 8, 5, 5 and 5 to the financial statements for SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH, respectively, in Item 8 herein for information regarding the registrants' credit arrangements.

FUEL SUPPLY

The operating affiliates' and SEGCO's supply of electricity is derived predominantly from coal. The sources of generation for the years 1991 through 1993 and the estimates for 1994 are shown below:

                                              Oil
                                              and
 ALABAMA           Coal   Nuclear    Hydro    Gas     Total
                   ----   -------    -----    ---     -----
          1991     68%      23%        9%     *%      100%
          1992     70       21         9      *       100
          1993     70       22         8      *       100
          1994     71       21         8      *       100

 GEORGIA
          1991     78       19         3      *       100
          1992     76       21         3      *       100
          1993     77       20         3      *       100
          1994     78       19         3      *       100

 GULF
          1991     100      **       **       *       100
          1992     100      **       **       *       100
          1993     99       **       **       1       100
          1994     100      **       **       *       100

 MISSISSIPPI
          1991     89       **       **      11       100
          1992     91       **       **       9       100
          1993     90       **       **      10       100
          1994     83       **       **      17       100

 SAVANNAH
          1991     91       **       **       9       100
          1992     81       **       **      19       100
          1993     83       **       **      17       100
          1994     96       **       **       4       100

 SEGCO
          1991     100      **       **       *       100
          1992     100      **       **       *       100
          1993     100      **       **       *       100
          1994     100      **       **       *       100

 SOUTHERN
   SYSTEM
          1991     77       17        5       1       100
          1992     77       17        5       1       100
          1993     78       17        4       1       100
          1994     78       17        4       1       100
- -------------------------------------------------------------
 *Less than 0.5%
**Not applicable

   The average costs of fuel in cents per net kilowatt-hour generated are shown below:

                                          Oil
                                          and         Weighted
ALABAMA            Coal      Nuclear      Gas         Average
                   ----      -------      ---         --------
          1991     2.06       0.57          *           1.69
          1992     1.99       0.44          *           1.64
          1993     2.11       0.51          *           1.73

GEORGIA
          1991     1.77       0.75          *           1.57
          1992     1.75       0.63          *           1.52
          1993     1.75       0.58          *           1.52

GULF
          1991     2.16         **          *           2.17
          1992     2.07         **          *           2.07
          1993     2.03         **       4.50           2.05

MISSISSIPPI
          1991     1.80         **       1.71           1.80
          1992     1.59         **       3.05           1.60
          1993     1.66         **       2.97           1.71

SAVANNAH
          1991     2.05         **       3.41           2.18
          1992     2.28         **       3.55           2.53
          1993     2.02         **       4.70           2.49

SEGCO
          1991     1.97         **          *           1.97
          1992     1.81         **          *           1.81
          1993     1.80         **          *           1.81

SOUTHERN
  SYSTEM
          1991     1.91         0.66     2.84           1.69
          1992     1.86         0.54     4.81           1.62
          1993     1.90         0.54     4.34           1.67
- ---------------------------------------------------------------
 * Not meaningful because of minimal generation from fuel source
** Not applicable

   At March 4, 1994, the operating affiliates and SEGCO had stockpiles of coal on hand at their respective coal-fired plants which represented an estimated 25-day recoverable supply, based on projected 1994 nameplate burn requirements. It is estimated that approximately 53 million tons of coal will be consumed in 1994 by the operating affiliates and SEGCO (including those units GEORGIA owns jointly with OPC, MEAG, Dalton, FP&L and JEA and the units ALABAMA owns jointly with AEC). The operating affiliates and SEGCO currently have 32 coal contracts. These contracts cover remaining terms of up to 16 years. Approximately 30% of 1994 estimated coal requirements will be purchased in the spot market. Management has set a goal whereby the spot market should be utilized, absent the transition from coal contract expirations, for 20 to 25% of the SOUTHERN system's coal supply. Additionally, it has been determined that approximately 35 days of recoverable supply of coal is the appropriate level for coal stockpiles. During 1993, the operating affiliates and SEGCO's average price of coal delivered was approximately $46 per ton. The typical sulfur content of coal purchased under contracts ranges from approximately 0.7% to 3.0% sulfur by weight. Fuel sulfur restrictions and other environmental limitations have increased significantly and may increase further the difficulty and cost of obtaining an adequate coal supply. See Item 1 - BUSINESS - "Regulation - Environmental Regulation" herein.

   Changes in fuel prices are generally reflected in fuel adjustment clauses contained in rate schedules. See Item 1 - BUSINESS - "Rate Matters - Rate Structure".

   ALABAMA owns coal lands and mineral rights in the Warrior Coal Field, located northwest of Birmingham in the vicinity of its Gorgas Steam Plant. SEGCO also owns coal reserves in the Warrior Coal Field and in the Cahaba Coal Field, which is located southwest of Birmingham. ALABAMA has an agreement with a non-affiliated industrial and mining firm to mine coal from ALABAMA's reserves, as well as its own reserves, for supply to ALABAMA's generating units.

   Should the arrangement between the mining firm and ALABAMA be terminated pursuant to its provisions, ALABAMA would be obligated to pay the mining firm's net investment in the mine and take over ownership of equipment and facilities. On December 31, 1993, the mining firm's investment was approximately $13 million.

   The operating affiliates have renegotiated, bought out or otherwise terminated various coal supply contracts. For more information on certain of these transactions see Note 5 to the financial statements of SOUTHERN, GULF and MISSISSIPPI in Item 8 herein.

   Reference is made to Item 3 - LEGAL PROCEEDINGS herein for a discussion of a complaint filed against GULF and SCS regarding the delivery of coal.

   In 1974, MISSISSIPPI filed a civil suit against a supplier of natural gas for violation of the antitrust laws, breach of contract and tortious interference with its contracts on account of MISSISSIPPI's failure to receive its full contracted quantities of natural gas. The aggregate amount of damages sought is approximately $134 million. An internal review of this matter has determined that the possibility of any recovery is remote.

   ALABAMA and GEORGIA have contracts with the United States Enrichment Corporation for nuclear fuel enrichment services on a total system basis.
These contracts provide that any or all enrichment needs in any fiscal year may be terminated at no charge upon a 10- year advance notice. To provide contracting flexibility, all enrichment needs during the period October 1, 1999
- - September 30, 2002 were terminated prior to April 1, 1992. Except for enrichment requirements during this termination period, all enrichment services needs of Plants Farley, Hatch and Vogtle until the years cited above may be accommodated by such contracts.

   ALABAMA and GEORGIA have contracts with the DOE that provide for the permanent disposal of spent nuclear fuel. The service to be provided by the DOE is scheduled to begin in 1998; however, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch, into 2009 at Plant Vogtle, and into 2012 and 2014 at Plant Farley units 1 and 2, respectively. Management believes that sufficient capacity for nuclear fuel processing exists to preclude the impairment of normal operations of the SOUTHERN system's nuclear generating units.

   The Energy Act imposed upon utilities with nuclear plants, including ALABAMA and GEORGIA, obligations for the decontamination and decommissioning of federal nuclear fuel enrichment facilities. See Note 1 to SOUTHERN's, ALABAMA's and GEORGIA's financial statements in Item 8 herein.

TERRITORY SERVED

The territory in which the operating affiliates provide electric service comprises most of the states of Alabama and Georgia together with the northwestern portion of Florida and southeastern Mississippi. In this territory there are non-affiliated electric distribution systems which obtain some or all of their power requirements either directly or indirectly from the operating affiliates. The territory has an area of approximately 120,000 square miles and an estimated population of approximately 11 million.

   ALABAMA is engaged, within the State of Alabama, in the generation and purchase of electricity and the distribution and sale of such electricity at retail in over 1,000 communities (including Anniston, Birmingham, Gadsden, Mobile, Montgomery and Tuscaloosa), and at wholesale to 15 municipally-owned electric distribution systems, 11 of which are served indirectly through sales to AMEA, and two rural distributing cooperative associations. ALABAMA also supplies steam service in downtown Birmingham. ALABAMA owns coal reserves near its steam-electric generating plant at Gorgas and uses the output of coal from these reserves in its generating plants. ALABAMA also sells, and cooperates with dealers in promoting the sale of, electric appliances.

   GEORGIA is engaged in the generation and purchase of electricity and the distribution and sale of such electricity within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale currently to 39 electric cooperative associations through OPC, a corporate cooperative of electric membership cooperatives in Georgia, and to 50 municipalities, 47 of which are served through MEAG, a public corporation and an instrumentality of the State of Georgia.

   GULF is engaged, within the northwestern portion of Florida, in the generation and purchase of electricity and the distribution and sale of such electricity at retail in 71 communities (including Pensacola, Panama City and Fort Walton Beach), as well as in rural areas, and at wholesale to a non-affiliated utility and a municipality. GULF also sells electric appliances.

   MISSISSIPPI is engaged in the generation and purchase of electricity and the distribution and sale of such energy within the 23 counties of southeastern Mississippi, at retail in 123 communities (including Biloxi, Gulfport, Hattiesburg, Laurel, Meridian and Pascagoula), as well as in rural areas, and at wholesale to one municipality and four rural electric cooperative associations.

   SAVANNAH is engaged, within a five-county area in eastern Georgia, in the generation and purchase of electricity and the distribution and sale of such electricity at retail and, as a member of the SOUTHERN system power pool, the transmission and sale of wholesale energy.

   The sources of revenues for the SOUTHERN system and each of SOUTHERN's operating affiliates are shown in Item 6 herein. For the year ended December 31, 1993, the registrants derived their respective industrial revenues as shown in the following table.

- --------------------------------------------------------------------------------------------------------------------------
                       SOUTHERN
                       System          ALABAMA          GEORGIA          GULF             MISSISSIPPI           SAVANNAH
                       ---------------------------------------------------------------------------------------------------
 Textiles                 13%              10%              18%               *%              3%                      -%
 Chemical                 11               14                7               25              14                      32
 Paper                    11               11               10               11               4                      32
 Primary metal             8               14                4                *               2                       -
 Stone, clay,
  glass and concrete       6                6                8                2               1                       4
 Utility services          8                8                9                3              10                       6
 Food                      5                3                6                1               6                       8
 Government                5                3                5               35              10                       -
 Transportation
  equipment                3                1                4                1               8                       9
 Lumber and wood
  products                 4                5                4                2               8                       4
 Other**                  26               25               25               20              34                       5
- --------------------------------------------------------------------------------------------------------------------------
                         100%             100%             100%             100%            100%                    100%
==========================================================================================================================

* Less than 0.5%
**Other major sources (more than 5%) of industrial revenues were: ALABAMA, coal mining (5%); GULF, oil and gas extraction (8%); and MISSISSIPPI, petroleum refining (21%) and electric machinery (5%).

   A portion of the area served by SOUTHERN's operating affiliates adjoins the area served by TVA and its municipal and cooperative distributors. An Act of Congress limits the distribution of TVA power, unless otherwise authorized by Congress, to specified areas or customers which generally were those served on July 1, 1957.

   The REA has authority to make loans to cooperative associations or corporations to enable them to provide electric service to customers in rural sections of the country. There are 70 electric cooperative organizations operating in the territory in which the operating affiliates provide electric service at retail or wholesale.

   One of these, AEC, is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems and other customers in south Alabama and northwest Florida. AEC owns generating units with approximately 828 megawatts of nameplate capacity, including an undivided ownership interest in ALABAMA's Plant Miller Units 1 and 2, and associated transmission lines. AEC's facilities were financed with REA loans secured by long-term contracts requiring distributing cooperatives to take their requirements from AEC to the extent such energy is available. Two of the 14 distributing cooperatives operating in ALABAMA's service territory obtain a portion of their power requirements directly from ALABAMA.

   Four electric cooperative associations, financed by the REA, operate within GULF's service area. These cooperatives purchase their full requirements from AEC and SEPA. A non-affiliated utility also operates within GULF's service area and purchases a portion of its requirements from GULF.

   ALABAMA and GULF have entered into separate agreements with AEC involving interconnection between the respective systems and, in the case of ALABAMA, the delivery of capacity and energy from AEC to certain distributing
cooperatives.   The rates for the various services provided by ALABAMA and GULF to AEC are based on formulary approaches which result in the charges by each company being updated annually, subject to FERC approval. See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein for details of ALABAMA's joint-ownership with AEC of a portion of Plant Miller.

   Another of the 70 electric cooperatives is SMEPA, also a generating and transmitting cooperative. SMEPA, which began operation in 1970, has a generating capacity of 739,000 kilowatts and a transmission system estimated to be 1,357 miles in length. MISSISSIPPI has an interchange agreement with SMEPA pursuant to which various services are provided, including the furnishing of protective capacity by MISSISSIPPI to SMEPA.

   There are 43 electric cooperative organizations operating in, or in areas adjoining, territory in the State of Georgia in which GEORGIA provides electric service at retail or wholesale. Three of these organizations obtain their power from TVA and one from other sources. Since July 1, 1975, OPC has supplied the requirements of the remaining 39 of these cooperative organizations from self-owned generation acquired from GEORGIA and, until September 1991, through partial requirements purchases from GEORGIA. GEORGIA entered into an agreement with OPC pursuant to which, effective in September 1991, OPC ceased to be a partial requirements wholesale customer of GEORGIA. Instead, OPC began the purchase of 1,250 megawatts of capacity from GEORGIA through 1999, subject to reduction or extension by OPC, and may satisfy the balance of its needs through purchases from others. This agreement did not have a material effect on SOUTHERN's or GEORGIA's revenues or earnings.

   There are 65 municipally-owned electric distribution systems operating in the territory in which SOUTHERN's operating affiliates provide electric service at retail or wholesale.

   AMEA was organized under an act of the Alabama legislature and is comprised of 11 municipalities. In 1986, ALABAMA entered into a firm power purchase contract with AMEA entitling AMEA to scheduled amounts of capacity (to a maximum of 100 megawatts) for a period of 15 years commencing September 1, 1986. In October 1991, ALABAMA entered into a second firm power purchase contract with AMEA entitling AMEA to scheduled amounts of additional capacity (to a maximum 80 megawatts) for a period of 15 years beginning October 1, 1991. In both contracts the power is being sold to AMEA for its member municipalities that previously were served directly by ALABAMA as wholesale customers. Under the terms of the contracts, ALABAMA received payments from AMEA representing the net present value of the revenues associated with the respective capacity entitlements.

   Forty-six municipally-owned electric distribution systems formerly served on a full requirements wholesale basis by GEORGIA and one county-owned system now receive their requirements through MEAG, which was established by a state statute in 1975. MEAG serves these requirements from self-owned generation facilities acquired from GEORGIA and through purchases of capacity and energy from GEORGIA under partial requirements rates. Similarly, since 1977 Dalton has filled its requirements from generation facilities acquired from GEORGIA and through partial requirements purchases. The full requirements of two municipally-owned electric distribution systems are still served at wholesale by GEORGIA. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.) GULF and MISSISSIPPI provide wholesale requirements for one municipal system each.

   GEORGIA has entered into substantially similar agreements with OPC, MEAG and Dalton providing for the establishment of an integrated transmission system to carry the power and energy of each. The agreements require an investment by each party in the integrated transmission system in proportion to its respective share of the aggregate system load. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

   ALABAMA, GEORGIA, GULF and MISSISSIPPI also have contracts with SEPA (a federal power marketing agency) providing for the use of those companies' facilities at government expense to deliver to certain cooperatives and municipalities, entitled by federal statute to preference in the purchase of power from SEPA, quantities of power equivalent to the amounts of power allocated to them by SEPA from certain United States Government hydroelectric projects. The operating affiliates also purchase certain amounts of capacity from SEPA.

   The retail service rights of all electric suppliers in the State of Georgia are regulated by the 1973 State Territorial Electric Service Act. Pursuant to the provisions of this Act, all areas within existing municipal limits were assigned to the primary electric supplier therein on March 29, 1973 (451 municipalities, including Atlanta, Columbus, Macon, Augusta, Athens, Rome and Valdosta, to GEORGIA; 115 to electric cooperatives; and 50 to publicly-owned systems). Areas outside of such municipal limits were either to be assigned or to be declared open for customer choice of supplier by action of the Georgia PSC pursuant to standards set forth in the Act. Consistent with such standards, the Georgia PSC has assigned substantially all of the land area in the state to a supplier. Notwithstanding such assignments, the Act provides that any new customer locating outside of 1973 municipal limits and having a connected load in excess of 900 kilowatts may receive electric service from the supplier of its choice.

   Under and subject to the provisions of its franchises and concessions and the 1973 State Territorial Electric Service Act, SAVANNAH has the full but nonexclusive right to serve the City of Savannah, the Towns of Bloomingdale, Pooler, Garden City, Guyton, Newington, Oliver, Port Wentworth, Rincon, Tybee Island, Springfield, Thunderbolt, Vernonburg, and in conjunction with a secondary supplier, the Town of Richmond Hill. In addition, SAVANNAH has been assigned certain unincorporated areas in Chatham, Effingham, Bryan, Bulloch and Screven Counties by the Georgia PSC. No other electric utility operates in competition with SAVANNAH in its service area.

   Pursuant to the 1956 Utility Act, the Mississippi PSC issued
"Grandfather Certificates" of convenience and necessity to MISSISSIPPI and to six distribution rural cooperatives operating in southeastern Mississippi, then served in whole or in part by MISSISSIPPI, authorizing them to distribute electricity in certain specified geographically described areas of the state. The six cooperatives serve approximately 271,000 retail customers in a certificated area of approximately 10,300 square miles. In areas included in a "Grandfather Certificate", the utility holding such certificate may, without further certification, extend its lines up to five miles; other extensions within that area by such utility, or by other utilities, may not be made except upon a showing of, and a grant of a certificate of, public convenience and necessity. Areas included in such a certificate which are subsequently annexed to municipalities may continue to be served by the holder of the certificate, irrespective of whether it has a franchise in the annexing municipality. On the other hand, the holder of the municipal franchise may not extend service into such newly annexed area without authorization by the Mississippi PSC.

COMPETITION

The electric utility industry in general has become, and is expected to continue to be, increasingly competitive as the result of factors including regulatory and technological developments. The Energy Act, enacted in 1992, was intended to foster competition in the wholesale market by, among other things, facilitating participation by independent power producers. The Energy Act includes provisions authorizing the FERC under certain conditions to order utilities owning transmission facilities to provide wholesale transmission services for other utilities or entities that generate energy.

   As a result of the foregoing factors, SOUTHERN may experience increasing competition for available off-system sales of capacity and energy from neighboring utilities and alternative sources of energy. Additionally, the future effect of cogeneration and small-power production facilities on the SOUTHERN system cannot currently be determined but may be adverse. Reference is made to each registrant's "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein for further discussion of competition.

   ALABAMA currently has cogeneration contracts in effect with nine industrial customers. Under the terms of these contracts, ALABAMA purchases excess generation of such companies. During 1993, ALABAMA purchased 48.3 million kilowatt-hours from such companies at a cost of $0.8 million.

   GEORGIA currently has cogeneration contracts in effect with seven industrial customers. Under the terms of these contracts, GEORGIA purchases excess generation of such companies. During 1993, GEORGIA purchased 4.6 million kilowatt-hours from such companies at a cost of $76,000.

   GULF currently has cogeneration agreements for "as available" energy in effect with two industrial customers. During 1993, GULF purchased 119 million kilowatt-hours from such companies for $2.3 million.

   SAVANNAH currently has cogeneration contracts in effect with four industrial customers. Under the terms of these contracts, SAVANNAH purchases excess generation of such companies. During 1993, SAVANNAH purchased 2.4 million kilowatt-hours from such companies at a cost of $51,000.

   The competition for retail energy sales among competing suppliers of energy is influenced by various factors, including price, availability, technological advancements and reliability. These factors are, in turn, affected by, among other influences, political and environmental considerations, taxation and supply.

   The operating affiliates have experienced, and expect to continue to experience, competition in their respective retail service territories in varying degrees as the result of self-generation (as described above) and fuel switching by customers and other factors. (See also Item 1 - BUSINESS - "Territory Served" herein for information concerning suppliers of electricity operating within or near the areas served at retail by the operating affiliates.) In addition, while the Energy Act does not provide for "retail wheeling" (i.e., the transmission and distribution by an electric utility to retail customers within its service territory of energy produced by another entity), applicable legislative and regulatory bodies may consider imposing such a requirement in the future, the effect of which may be adverse.

REGULATION

STATE COMMISSIONS

The operating affiliates and SEGCO are subject to the jurisdiction of their respective state regulatory commissions, which have broad powers of supervision and regulation over public utilities operating in the respective states, including their rates, service regulations, sales of securities (except for the Mississippi PSC) and, in the cases of the Georgia PSC and Mississippi PSC, in part, retail service territories. (See Item 1 - BUSINESS - "Rate Matters" and "Territory Served" herein.)

HOLDING COMPANY ACT

SOUTHERN is registered as a holding company under the Holding Company Act, and it and its subsidiary companies are subject to the regulatory provisions of said Act, including provisions relating to the issuance of securities, sales and acquisitions of securities and utility assets, services performed by SCS and Southern Nuclear, and the activities of certain of SOUTHERN's special purpose subsidiaries.

FEDERAL POWER ACT

The Federal Power Act subjects the operating affiliates and SEGCO to regulation by the FERC as companies engaged in the transmission or sale at wholesale of electric energy in interstate commerce, including regulation of accounting policies and practices.

   ALABAMA and GEORGIA are also subject to the provisions of the Federal
Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. Among the hydroelectric projects subject to licensing by the FERC are 14 existing ALABAMA generating stations having an aggregate installed capacity of 1,582,725 kilowatts and 17 existing GEORGIA generating stations having an aggregate installed capacity of 859,440 kilowatts.

   In December 1991, ALABAMA and GEORGIA filed with the FERC their applications for new licenses on six of their existing hydroelectric projects. The six projects, ALABAMA's Yates and Thurlow and GEORGIA's Lloyd Shoals, Langdale, Riverview and North Georgia, with 272,340 kilowatts of capacity, had licenses that expired December 31, 1993. Although the possibility of competition existed for these licenses, no competing applications were filed prior to the filing deadline of December 31, 1991.

   The Lloyd Shoals, Langdale and Riverview projects were granted new
30-year licenses that expire 2023. Each of the remaining projects are operating on annual licenses under the same terms and conditions as their original licenses. Additionally, the FERC has issued an order granting a combined, 40-year license for the Yates and Thurlow projects. ALABAMA has applied to the FERC for rehearing of certain provisions of this license. As a part of the application for the combined, 40-year license for the Yates and Thurlow projects, ALABAMA agreed to expand the capacity of these units by a total of approximately 10.3 megawatts.

   GEORGIA and OPC also have a license, expiring in 2027, for the Rocky Mountain Project, a pure pumped storage facility of 847,800 kilowatt capacity. In 1988, the FERC approved an amendment to GEORGIA's license for the project, adding OPC as co-licensee and extending the commercial operation date to 1996. (See Item 1 - BUSINESS - "Construction Programs - Rocky Mountain Hydroelectric Project" and Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

   Licenses for all projects, excluding those discussed above, expire in the period 2007-2023 in the case of ALABAMA's projects and in the period 1997-2020 in the case of GEORGIA's projects.

   Upon or after the expiration of each license, the United States
Government, by act of Congress, may take over the project, or the FERC may relicense the project either to the original licensee or to a new licensee. In the event of takeover or relicensing to another, the original licensee is to be compensated in accordance with the provisions of the Federal Power Act, such compensation to reflect the net investment of the licensee in the project, not in excess of the fair value of the property taken, plus reasonable damages to other property of the licensee resulting from the severance therefrom of the property taken.

ATOMIC ENERGY ACT OF 1954

ALABAMA, GEORGIA and Southern Nuclear are subject to the provisions of the Atomic Energy Act of 1954, as amended, which vests jurisdiction in the NRC over the construction and operation of nuclear reactors, particularly with regard to certain public health and safety and antitrust matters. The National Environmental Policy Act has been construed to expand the jurisdiction of the NRC to consider the environmental impact of a facility licensed under the Atomic Energy Act of 1954, as amended.

   Reference is made to Notes 1 and 13 to SOUTHERN's, Notes 1 and 11 to ALABAMA's and Notes 1 and 4 to GEORGIA's financial statements in Item 8 herein for information on nuclear insurance and nuclear decommissioning costs. Additionally, Note 3 to GEORGIA's financial statements contains information regarding nuclear performance standards imposed by the Georgia PSC that may impact retail rates.

ENVIRONMENTAL REGULATION

The operating affiliates and SEGCO are subject to federal, state and local environmental requirements which, among other things, control emissions of particulates, sulfur dioxide and nitrogen oxides into the air; the use, transportation, storage and disposal of hazardous and toxic waste; and discharges of pollutants, including thermal discharges, into waters of the United States. The operating affiliates and SEGCO expect to comply with such requirements, which generally are becoming increasingly stringent, through technical improvements, the use of appropriate combinations of low-sulfur fuel and chemicals, addition of environmental control facilities, changes in control techniques and reduction of the operating levels of generating facilities. Failure to comply with such requirements could result in the complete shutdown of individual facilities not in compliance as well as the imposition of civil and criminal penalties.

   Reference is made to each registrant's "Management's Discussion and Analysis" in Item 7 herein for a discussion of the Clean Air Act and other environmental legislation and proceedings.

   Possible adverse health effects of EMFs from various sources, including transmission and distribution lines, have been the subject of a number of studies and increasing public discussion. The scientific research currently is inconclusive as to whether EMFs may cause adverse health effects. However, there is the possibility of passage of legislation and promulgation of rulemaking that would require measures to mitigate EMFs, with resulting increases in capital and operating costs. In addition, the potential exists for public liability with respect to lawsuits brought by plaintiffs alleging damages caused by EMFs.

   The operating affiliates' and SEGCO's estimated capital expenditures for environmental quality control facilities for the years 1994, 1995 and 1996 are as follows: (in millions)

- -------------------------------------------------------------------------------
                                             Estimated*
               ----------------------------------------------------------------
                       1994                       1995                   1996
                       ----                       ----                   ----
 ALABAMA             $ 12.4                     $ 12.3                 $ 19.3
 GEORGIA               87.2                        7.8                    1.0
 GULF                  26.0                        3.0                    7.6
 MISSISSIPPI           33.0                        2.0                    4.0
 SAVANNAH               1.9                        0.5                    0.5
 SEGCO                  7.2                        2.6                    7.4
               ----------------------------------------------------------------
  SOUTHERN
       system        $167.7                     $ 28.2                 $ 39.8
===============================================================================

   *Such estimates are included in the current construction programs.  (See
Item 1 - BUSINESS - "Construction Programs" herein.)

   Additionally, each operating affiliate (excluding SAVANNAH) and SEGCO have incurred costs for environmental remediation of various sites. Reference is made to each applicable registrant's "Management's Discussion and Analysis" in
Item 7 herein for information regarding the registrants' environmental remediation efforts.

   The operating affiliates and SEGCO are unable to predict at this time what additional steps they may be required to take as a result of the implementation of existing or future quality control requirements for air, water and hazardous or toxic materials, but such steps could adversely affect system operations and result in substantial additional costs.

   The outcome of the matters mentioned above under "Regulation" cannot now be determined, except that these developments may result in delays in obtaining appropriate licenses for generating facilities, increased construction and operating costs, or reduced generation, the nature and extent of which, while not determinable at this time, could be substantial.

RATE MATTERS

RATE STRUCTURE

The rates and service regulations of the operating affiliates are uniform for each class of service throughout their respective service areas. Rates for residential electric service are generally of the block type based upon kilowatt-hours used and include minimum charges.

   Residential and other rates contain separate customer charges. Rates for commercial service are presently of the block type and, for large customers, the billing demand is generally used to determine capacity and minimum bill charges. These large customers' rates are generally based upon usage by the customer (without differentiation between industrial and commercial classifications) including those with special features to encourage off-peak usage. With respect to GULF's and MISSISSIPPI's retail rates, fuel and purchased power costs above base levels included in the various rate schedules are billed to such customers under the fuel and energy adjustment clauses. ALABAMA, GEORGIA and SAVANNAH are allowed by state law to recover fuel and net purchased energy costs through fuel cost recovery provisions which are adjusted to reflect increases or decreases in such costs. GULF's recovery of such costs is based upon projections thereof for six-month periods; any over/under recovery during any such period is reflected in the subsequent six-month period. The adjustment factors for MISSISSIPPI's retail and wholesale rates are levelized based on the estimated energy cost for the year, adjusted for any actual over/under collection from the previous year. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

INTEGRATED RESOURCE PLANNING

During 1991, the Georgia legislature passed certain legislation under which both GEORGIA and SAVANNAH must file Integrated Resource Plans for approval by the Georgia PSC. The plans must specify how GEORGIA and SAVANNAH each intend to meet the future electrical needs of their customers through a combination of demand-side and supply-side resources. The Georgia PSC must pre-certify these new resources. Once certified, all prudently incurred construction costs will be recoverable through rates.

   In July 1992, the Georgia PSC approved Integrated Resource Plans for GEORGIA and SAVANNAH. In January 1993, the Georgia PSC certified the construction of two combustion turbine units by SAVANNAH, scheduled to be in service in 1994, to meet its peaking needs. The Georgia PSC has certified the construction by

GEORGIA of four combustion turbine generating units in 1994 and four units in 1995. GEORGIA has also completed a demonstration competitive bid process for its supply-side resource requirements expected for 1996. In December 1993, GEORGIA filed with the Georgia PSC a proposal to purchase from FPC 400 megawatts of capacity in 1996 and 1997 and 200 megawatts of capacity in 1998 and 1999 with options to increase or decrease capacity during those years. Also, GEORGIA has proposed a joint venture combustion turbine project to be completed in 1996, also with FPC, which would provide GEORGIA with a 1/3 ownership in a 147 megawatt combustion turbine located at FPC's Intercession City Plant. GEORGIA would have exclusive rights to all capacity from the unit for the four summer months and FPC would have the output for the other eight months of the year. The process is designed to verify the need for capacity and that the lowest cost alternatives have been selected. In January 1993, the Georgia PSC also certified certain residential energy conservation programs for GEORGIA and SAVANNAH and provided for the recovery by GEORGIA and SAVANNAH of program costs. Depending on the success of these programs, GEORGIA and SAVANNAH may each receive a reward or, in GEORGIA's case, a penalty. In August 1993, the Georgia PSC also certified certain commercial and industrial energy conservation programs submitted by GEORGIA and SAVANNAH.

   During 1991, the Georgia PSC approved pilot demand-side programs that encourage conservation for retail customers. Pursuant to an Integrated Resource Plan approved by the Georgia PSC, GEORGIA has implemented various demand-side option programs and has been authorized by the Georgia PSC to recover associated program costs through rate riders. On October 15, 1993, a superior court judge ruled that recovery of these costs through rate riders is unlawful. GEORGIA has ceased collection of the rate riders and is deferring program costs as ordered by the Georgia PSC pending the final outcome of this matter. See Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for further information.

ENVIRONMENTAL COST RECOVERY PLANS

In April 1993, the Florida Legislature adopted legislation for an ECR clause, which allows a utility to petition the Florida PSC for recovery of all prudent environmental compliance costs that are not being recovered through base rates or any other rate-adjustment clause. Such environmental costs include increased operation and maintenance expense, depreciation, and a return on invested capital.

   On January 12, 1994, the Florida PSC approved GULF's petition under ECR for recovery of environmental costs that were projected to be incurred from July 1993 through September 1994. The order allows the recovery from customers of such costs amounting to $7.8 million from February through September 1994. Thereafter, recovery under ECR will be determined semi-annually and will include a true-up of the prior period and a projection of the ensuing six-month period.

   The Mississippi PSC approved MISSISSIPPI's ECO Plan in 1992. The plan establishes procedures to facilitate the Mississippi PSC's overview of MISSISSIPPI's environmental strategy and provides for recovery of costs associated with environmental projects approved by the Mississippi PSC. Under the ECO Plan any increase in the annual revenue requirement is limited to 2 percent of retail revenues. However, the plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. The ECO Plan resulted in an annual retail rate increase of $2.6 million effective April 1993.

RATE INCREASE APPLICATIONS

Reference is made to Note 3 to each registrant's notes to the financial statements in Item 8 herein for a discussion of retail and wholesale rate proceedings. Also discussed therein is a review by the FERC concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on equity of 13.75% or greater.

LONG-TERM POWER SALES AGREEMENTS

The operating affiliates of the Southern electric system have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. Certain of these agreements are non-firm and are based on capacity of the system in general. Other agreements are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, profitability is affected primarily by revenues from capacity sales. See Note 8, 7, 6, 7, 7 and 6 to the financial statements of SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH, respectively, in Item 8 herein for the amounts of capacity revenues recorded for each of the past three years.

   Long-term non-firm power of 400 megawatts was sold to FPC in 1993. In January 1994, the amount decreased to 200 megawatts, and the contract will expire at year-end.

   Unit power from specific generating plants is currently being sold to FP&L, FPC, JEA, and the city of Tallahassee, Florida. Under these agreements, an average of 1,700 megawatts of capacity is scheduled to be sold during 1994 and 1995. Thereafter, these sales will decline to some 1,600 megawatts and remain at that approximate level, unless reduced by FP&L, FPC and JEA after 1999, until the expiration of the contracts in 2010.

GULF STATES DISPUTE SETTLEMENT

Reference is made to Note 8, 7, 3, 7 and 7 to the financial statements of SOUTHERN, ALABAMA, GEORGIA, GULF and MISSISSIPPI, respectively, in Item 8 herein for a discussion of the Gulf States settlement.

EMPLOYEE RELATIONS

The companies of the SOUTHERN system had a total of 28,743 employees on their payrolls at December 31, 1993.


- -------------------------------------------------------------------------------
                                                           Employees
                                                               at
                                                       December 31, 1993
                                                       -----------------
 ALABAMA                                                     8,009
 GEORGIA                                                    12,528
 GULF                                                        1,565
 MISSISSIPPI                                                 1,586
 SAVANNAH                                                      655
 SCS                                                         2,702
 Southern Nuclear                                            1,453
 Other                                                         245
                                                            ------
 Total                                                      28,743
                                                            ======

   The operating affiliates have separate agreements with local unions of the IBEW generally covering wages, working conditions and procedures for handling grievances and arbitration. These agreements apply with certain exceptions to operating, maintenance and construction employees.

   ALABAMA has agreements with the IBEW on a three-year contract extending to August 15, 1995. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.

   GEORGIA has an agreement with the IBEW covering wages and working conditions which is in effect through June 30, 1996. GEORGIA also has a contract with the United Plant Guard Workers of America with respect to Plant Hatch which extends through September 30, 1995.

   GULF has an agreement with a local union of the IBEW on a three-year contract extending to August 15, 1995.

   MISSISSIPPI has agreements with local unions of the IBEW on a contract extending to August 16, 1995.

   Southern Nuclear has an agreement with the IBEW on a three-year contract extending to August 15, 1995. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.

   The agreements also subject the terms of the pension plans for the companies discussed above to collective bargaining with the unions at five-year intervals.

   SAVANNAH has three-year labor agreements with the IBEW and the Office and Professional Employees International Union that expire April 15, 1996 and December 1, 1996, respectively.

ITEM 2.  PROPERTIES

ELECTRIC PROPERTIES

The operating affiliates and SEGCO, at December 31, 1993, operated 33 hydroelectric generating stations, 31 fossil fuel generating stations and three nuclear generating stations. The amounts of capacity owned by each company are shown in the table below.


- ----------------------------------------------------------------------------------
                                                                 Nameplate
 Generating Station                      Location                Capacity
 ------------------                      --------                --------
                                                                 (Kilowatts)
 FOSSIL STEAM

 Gadsden                             Gadsden, AL                    120,000
 Gorgas                              Jasper, AL                   1,221,250
 Barry                               Mobile, AL                   1,525,000
 Chickasaw                           Chickasaw, AL                   40,000
 Greene County                       Demopolis, AL                  300,000   (1)
 Gaston, Unit 5                      Wilsonville, AL                880,000
 Miller                              Birmingham, AL               2,532,288   (2)
                                                                  ---------
  ALABAMA TOTAL                                                   6,618,538
                                                                  ---------


 Arkwright                           Macon, GA                      160,000
 Atkinson                            Atlanta, GA                    180,000
 Bowen                               Cartersville, GA             3,160,000
 Branch                              Milledgeville, GA            1,539,700
 Hammond                             Rome, GA                       800,000
 McDonough                           Atlanta, GA                    490,000
 McManus                             Brunswick, GA                  115,000
 Mitchell                            Albany, GA                     170,000
 Scherer                             Macon, GA                    1,021,682   (3)
 Wansley                             Carrollton, GA                 925,550   (4)
 Yates                               Newnan, GA                   1,250,000
                                                                  ---------
  GEORGIA TOTAL                                                   9,811,932
                                                                  ---------


 Crist                               Pensacola, FL                1,045,000
 Lansing Smith                       Panama City, FL                305,000
 Scholz                              Chattahoochee, FL               80,000
 Daniel                              Pascagoula, MS                 500,000   (5)
 Scherer Unit 3                      Macon, GA                      204,500   (3)
                                                                  ---------
  GULF TOTAL                                                      2,134,500
                                                                  ---------

 Eaton                               Hattiesburg, MS                 67,500
 Sweatt                              Meridian, MS                    80,000
 Watson                              Gulfport, MS                 1,012,000
 Daniel                              Pascagoula, MS                 500,000   (5)
 Greene County                       Demopolis, AL                  200,000   (1)
                                                                  ---------
 MISSISSIPPI TOTAL                                                1,859,500
                                                                  ---------


- ----------------------------------------------------------------------------------
                                                          Nameplate
 Generating Station          Location                      Capacity
 ------------------          --------                  --------------
                                                         (Kilowatts)
 McIntosh           Effingham County, GA                  163,117
 Kraft              Port Wentworth, GA                    281,136
 Riverside          Savannah, GA                          102,278
                                                       ----------
   SAVANNAH TOTAL                                         546,531
                                                       ----------


Gaston Units 1-4    Wilsonville, AL
(SEGCO)                                                 1,000,000   (6)
                                                       ----------
 TOTAL FOSSIL STEAM                                    21,971,001
                                                       ----------
 NUCLEAR STEAM
 Farley             Dothan, AL
   (ALABAMA)                                            1,720,000
                                                       ----------
 Hatch              Baxley, GA                            816,630   (7)
 Vogtle             Augusta, GA                         1,060,240   (8)
                                                       ----------
   GEORGIA TOTAL                                        1,876,870
                                                       ----------
 TOTAL NUCLEAR STEAM                                    3,596,870
                                                       ----------

 COMBUSTION TURBINES

 Arkwright          Macon, GA                              30,580
 Atkinson           Atlanta, GA                            78,720
 Bowen              Cartersville, GA                       39,400
 McDonough          Atlanta, GA                            78,800
 McManus            Brunswick, GA                         481,700
 Mitchell           Albany, GA                            118,200
 Wilson             Augusta, GA                           354,100
 Wansley            Carrollton, GA                         26,322   (4)
                                                       ----------
   GEORGIA TOTAL                                        1,207,822
                                                       ----------
 Lansing Smith
  Unit A (GULF)     Panama City, FL                        39,400
                                                       ----------
 Chevron Cogenerating
 Station            Pascagoula, MS                         72,720   (9)
 Sweatt             Meridian, MS                           39,400
 Watson             Gulfport, MS                           39,360
                                                       ----------
   MISSISSIPPI TOTAL                                      151,480
                                                       ----------
 Boulevard           Savannah, GA                          59,100
 Kraft               Port Wentworth, GA                    22,000
                                                       ----------
   SAVANNAH TOTAL                                          81,100
                                                       ----------
Gaston(SEGCO)       Wilsonville, AL                        19,680   (6)
                                                       ----------
TOTAL COMBUSTION TURBINES                               1,499,482
                                                       ----------

- -------------------------------------------------------------------------------
 Generating                                           Nameplate
 Station                Location                      Capacity
 -------                --------                     ----------
                                                     (Kilowatts)

 HYDROELECTRIC FACILITIES

 Weiss                  Leesburg, AL                        87,750
 Henry                  Ohatchee, AL                        72,900
 Logan Martin           Vincent, AL                        128,250
 Lay                    Clanton, AL                        177,000
 Mitchell               Verbena, AL                        170,000
 Jordan                 Wetumpka, AL                       100,000
 Bouldin                Wetumpka, AL                       225,000
 Harris                 Wedowee, AL                        135,000
 Martin                 Dadeville, AL                      154,200
 Yates                  Tallassee, AL                       32,000
 Thurlow                Tallassee, AL                       58,000
 Lewis Smith            Jasper, AL                         157,500
 Bankhead               Holt, AL                            45,125
 Holt                   Holt, AL                            40,000
                                                        ----------
 ALABAMA TOTAL                                           1,582,725
                                                        ----------

 Barnett Shoals
 (Leased)               Athens, GA                           2,800
 Bartletts Ferry        Columbus, GA                       173,000
 Goat Rock              Columbus, GA                        26,000
 Lloyd Shoals           Jackson, GA                         14,400
 Morgan Falls           Atlanta, GA                         16,800
 North Highlands        Columbus, GA                        29,600
 Oliver Dam             Columbus, GA                        60,000
 Sinclair Dam           Milledgeville, GA                   45,000
 Tallulah Falls         Clayton, GA                         72,000
 Terrora                Clayton, GA                         16,000
 Tugalo                 Clayton, GA                         45,000
 Wallace Dam            Eatonton, GA                       321,300
 Yonah                  Toccoa, GA                          22,500
 6 Other Plants                                             18,080
                                                        ----------
 GEORGIA TOTAL                                             862,480
                                                        ----------


  TOTAL HYDROELECTRIC FACILITIES                         2,445,205
                                                        ----------
  Total Generating Capacity                             29,512,558
                                                        ==========

  Notes:
   (1) Owned by ALABAMA and MISSISSIPPI as tenants in common in the proportions of 60% and 40%, respectively.
   (2) Excludes the capacity owned by AEC. (See Item 2- PROPERTIES - "Jointly-Owned Facilities" herein.)
   (3)   Capacity shown is GEORGIA's or GULF's (Unit 3 only) current portion:
         8.4% of Units 1 and 2, 75% (25% for GULF) for Unit 3 and 33.1% for Unit 4 of total plant capacity. See Item 2 - PROPERTIES - "Proposed Sales of Property" and "Jointly-Owned Facilities" herein.
   (4)   Capacity shown is GEORGIA's portion (53.5%) of total plant capacity.
   (5) Represents 50% of the plant which is owned as tenants in common by GULF and MISSISSIPPI.
   (6) SEGCO is jointly-owned by ALABAMA and GEORGIA. (See Item 1 - BUSINESS herein.)
   (7)   Capacity shown is GEORGIA's portion (50.1%) of total plant capacity.
   (8)   Capacity shown is GEORGIA's portion (45.7%) of total plant capacity.
   (9)   Generation is dedicated to a single industrial customer.

   Except as discussed below under "Titles to Property", the principal plants and other important units of the SOUTHERN system are owned in fee by the operating affiliates and SEGCO. It is the opinion of management of each such company that its operating properties are adequately maintained and are substantially in good operating condition.

   MISSISSIPPI owns a 79-mile length of 500-kilovolt transmission line which is leased to Gulf States. The line, completed in 1984, extends from Plant Daniel to the Louisiana state line. Gulf States is paying a use fee over a forty-year period covering all expenses and the amortization of the original $57 million cost of the line.

   The all-time maximum demand on the SOUTHERN system was 25,936,900 kilowatts and occurred in July 1993. This amount excludes demand served by generation retained by OPC, MEAG and Dalton and excludes demand associated with power purchased from SEPA by its preference customers. At that time, 27,342,700 kilowatts were supplied by SOUTHERN system generation and 1,405,800 kilowatts
(net) were sold to other parties through net purchased and interchanged power. The reserve margin for the Southern electric system at that time was 13.2%. For information on the other registrants' peak demands reference is made to
Item 6 - SELECTED FINANCIAL DATA herein.

   ALABAMA and GEORGIA will incur significant costs in decommissioning their nuclear units at the end of their useful lives. (See Item 1 - BUSINESS -

"Regulation - Atomic Energy Act of 1954" and Note 1 to SOUTHERN's, ALABAMA's and GEORGIA's financial statements in Item 8 herein.)

OTHER ELECTRIC GENERATION FACILITIES

Through special purpose subsidiaries, SOUTHERN owns a 50% interest in Freeport, a 35% interest in Edelnor, a 55.3% interest Alicura and a 33.3% interest in a co-generation facility in Hawaii. For further discussion of other SEI projects, see Item 1 - BUSINESS - "New Business Development" herein. The generating capacity of these utilities (or facilities) at December 31, 1993, was as follows:


- -------------------------------------------------------------------------------
                                                               Nameplate
    Type Facility                     Location                  Capacity
    -------------                     --------                  --------
                                                              (Megawatts)
Combined cycle
   co-generation                Northern Chile                     96
Fossil steam                    Freeport,
                                  Grand Bahamas                   112
Combined cycle                  Barbers Point,
  co-generation                   Oahu, HI                        180

Hydroelectric                   Argentina                       1,000*


* Represents a concession contract that provides SEI with the rights to use the generation.

JOINTLY-OWNED FACILITIES

ALABAMA has sold an undivided interest in two units of Plant Miller to AEC. GEORGIA has sold undivided interests in certain generating plants and other related facilities to OPC, MEAG, Dalton, FP&L and JEA. The percentages of ownership resulting from these sales are as follows:

- ------------------------------------------------------------------------------------------------------------------------------
                                                                          Percentage Ownership
                               Total        ----------------------------------------------------------------------------------
                               Capacity     ALABAMA       AEC     GEORGIA      OPC      MEAG      DALTON       FP&L       JEA
                               --------     -------       ---     -------      ---      ----      ------       ----       ---
                              (Megawatts)
          Plant Miller
             Units 1 and 2      1,320        91.8%       8.2%         -%         -%       -%          -%        -%        -%
          Plant Hatch           1,630          -          -        50.1       30.0     17.7         2.2         -         -
          Plant Vogtle          2,320          -          -        45.7       30.0     22.7         1.6         -         -
          Plant Scherer                        -
            Units 1 and 2       1,636          -          -         8.4       60.0     30.2         1.4         -         -
            Unit 4                818          -          -        33.1        -         -           -       49.2      17.7
          Plant Wansley         1,779          -          -        53.5       30.0     15.1         1.4         -         -
          Rocky Mountain          848          -          -        25.0*      75.0       -            -         -         -
          *Estimated ownership at completion
- ------------------------------------------------------------------------------------------------------------------------------

   ALABAMA and GEORGIA have contracted to operate and maintain the respective units in which each has an interest (other than Rocky Mountain, as described below) as agent for the joint owners. See "Proposed Sales of Property" below for a description of the proposed sale of GEORGIA's remaining unsold ownership interest in Plant Scherer Unit 4.

   In connection with the joint ownership arrangements for Plant Vogtle, GEORGIA has remaining commitments to purchase declining fractions of OPC's and MEAG's capacity and energy until 1994 for Unit 1 and 1996 for Unit 2 and, with regard to a portion of a 5% interest in Plant Vogtle owned by MEAG, until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest. The payments for capacity are required whether any capacity is available. The energy cost is a function of each unit's variable operating costs. Except for the portion of the capacity payments related to the 1987 and 1990 write-offs of Plant Vogtle costs, the cost of such capacity and energy is included in purchased power in the Statements of Income in Item 8 herein.

   In December 1988, GEORGIA and OPC completed a joint ownership agreement for the Rocky Mountain project under which GEORGIA will retain its present investment in the project and OPC will finance, complete and operate the facility. Upon completion (scheduled for 1995), GEORGIA will own an undivided interest in the project equal to the proportion its investment bears to the total investment in the project (excluding each party's cost of funds and ad valorem taxes). For purposes of the ownership formula, GEORGIA's investment will be expressed in nominal dollars and OPC's investment will be expressed in constant 1987 dollars. Based on current cost estimates, GEORGIA's final ownership is estimated at approximately 25% of the project at completion. GEORGIA has held preliminary discussions regarding the potential disposition of its remaining interest in the project.

PROPOSED SALES OF PROPERTY

In 1991 and 1993, GEORGIA completed the first two in a series of four separate transactions to sell Unit 4 of Plant Scherer to FP&L and JEA for a total price of approximately $806 million, including any gains on these transactions. FP&L would eventually own approximately 76.4% of this unit, with JEA owning the remainder. The capacity from this unit was previously dedicated to off-system sales contracts with Gulf States that were suspended in 1988. GEORGIA will continue to operate the unit.

   The 1991 and 1993 sales and the remaining transactions are scheduled as follows:


- -----------------------------------------------------------
                                 Percentage
  Closing                            of           Sales
   Date           Capacity       Ownership        Price
   ----           --------       ----------       -----
                  Megawatts     (in millions)
 July 1991           290            35.46%         $291
 June 1993           258            31.44           253
 June 1994           135            16.55           132
 June 1995           135            16.55           130
- -----------------------------------------------------------
 Total               818           100.00%         $806
===========================================================

   Plant Scherer, a jointly owned coal-fired generating plant, has four units with a total capacity of 3,272 megawatts. Unit 4 was completed in 1989.

TITLES TO PROPERTY

The operating affiliates' and SEGCO's interests in the principal plants (other than certain pollution control facilities, one small hydroelectric generating station leased by GEORGIA and the land on which four combustion turbine generators of MISSISSIPPI are located, which is held by easement) and other important units of the respective companies are owned in fee by such companies, subject only to the liens of applicable mortgage indentures (except for SEGCO) and to excepted encumbrances as defined therein. The operating affiliates own the fee interests in certain of their principal plants as tenants in common. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.) Properties such as electric transmission and distribution lines and steam heating mains are constructed principally on rights-of-way which are maintained under franchise or are held by easement only. A substantial portion of lands submerged by reservoirs is held under flood right easements. In substantially all of its coal reserve lands, SEGCO owns or will own the coal only, with adequate rights for the mining and removal thereof.

PROPERTY ADDITIONS AND RETIREMENTS

During the period from January 1, 1989, to December 31, 1993, the operating affiliates, SEGCO, and other (i.e. SCS, Southern Nuclear and, beginning in 1993, various of the special purpose subsidiaries) gross property additions and retirements were as follows:


- ------------------------------------------------------------
                        Gross Property
                           Additions         Retirements
                      --------------------   -----------
                                    (in millions)
 ALABAMA (1)             $2,104                 $  375
 GEORGIA (2)              3,017                  1,519
 GULF                       341                     86
 MISSISSIPPI                355                     65
 SAVANNAH                   161                     15
 SEGCO                       90                     15
 Other (3)                  132                     53
- ------------------------------------------------------------
 SOUTHERN
  System                 $6,200                 $2,128
============================================================



(1) Includes approximately $62 million attributable to property sold to AEC in 1992.
(2) Includes approximately $480 million attributable to property sold to OPC, FP&L and JEA, but excludes $231 million from the write-off of certain Plant Vogtle costs in 1990.
(3) Net of intercompany eliminations.

ITEM 3.  LEGAL PROCEEDINGS

(1) STEPAK V. CERTAIN SOUTHERN OFFICIALS
       (U.S. District Court for the Southern District of Georgia)

    In April 1991, two SOUTHERN stockholders filed a derivative action suit against certain current and former directors and officers of SOUTHERN. The suit alleges violations of RICO by officers and breaches of fiduciary duty and gross negligence by all defendants resulting from alleged fraudulent accounting for spare parts, illegal political campaign contributions, violations of federal securities laws involving misrepresentations and omissions in SEC filings, and concealment of the foregoing acts. The complaint seeks damages, including treble damages pursuant to RICO, in an unspecified amount, which if awarded, would be payable to SOUTHERN. The plaintiffs' amended complaint was dismissed by the court in March 1992.
    The court ruled the plaintiffs had failed to present adequately their allegation that the

    SOUTHERN board of directors' refusal of an earlier demand by the plaintiffs was wrongful. The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Eleventh Circuit.

(2) JOHNSON V. ALABAMA
    (Circuit Court of Shelby County, Alabama)

    In September 1990, two customers of ALABAMA filed a civil complaint in the Circuit Court of Shelby County, Alabama, against ALABAMA seeking to represent all persons who, prior to June 23, 1989, entered into agreements with ALABAMA for the financing of heat pumps and other merchandise purchased from vendors other than ALABAMA. The plaintiffs contended that ALABAMA was required to obtain a license under the Alabama Consumer Finance Act to engage in the business of making consumer loans. The plaintiffs were seeking an order declaring these agreements null and void and requiring ALABAMA to refund all payments, principal and interest, made under these agreements. The aggregate amount under these agreements, together with interest paid, currently is estimated to be $40 million.

    In June 1993, the court ordered ALABAMA to refund or forfeit interest of approximately $10 million because of ALABAMA's failure to obtain such license. However, the court's order did not require any refund or forfeiture with respect to any principal payments under the agreements at issue. ALABAMA has appealed the court's order to the Supreme Court of Alabama.

    The final outcome of this matter cannot be determined; however, in management's opinion, the final outcome will not have a material adverse effect on SOUTHERN's or ALABAMA's financial statements.

(3) OHIO RIVER COMPANY, ET AL.VS. GULF, ET AL.
    (U.S. District Court for Southern District of Ohio, Western Division)

    In 1993, a complaint against GULF and SCS was filed in federal district court in Ohio by two companies with which GULF had contracted for the transportation by barge for certain GULF coal supplies. The complaint alleges breach of the contract by GULF and seeks damages estimated by the plaintiffs to be in excess of $85 million.

    The final outcome of this matter cannot now be determined; however, in management's opinion the final outcome will not have a material adverse effect on SOUTHERN's or GULF's financial statements.

   See Item 1 - BUSINESS -  "Construction Programs," "Fuel Supply," "Regulation
- - Federal Power Act" and "Rate Matters", for a description of certain other administrative and legal proceedings discussed therein.

   Additionally, each of the operating affiliates and SEI are, in the normal course of business, engaged in litigation or administrative proceedings that include, but are not limited to, acquisition of property, injuries and damages claims, and complaints by present and former employees. In management's opinion these various actions will not have a material adverse effect on any of the registrants' financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF SOUTHERN

(Inserted in Part I in accordance with Regulation S-K,
Item 401(b), Instruction 3)

EDWARD L. ADDISON
Chairman and CEO
Age 63
Elected in 1983; responsible primarily for the formation of overall corporate policy. He was elected Chairman of SOUTHERN effective January 1994.

A. W. DAHLBERG
President and Director
Age 53
Elected in 1985; President and Chief Executive
Officer of GEORGIA from 1988 through 1993. He was elected Executive Vice President of SOUTHERN in 1991. He was elected President of SOUTHERN effective January 1994.

PAUL J. DENICOLA
Executive Vice President and Director
Age 45
Elected in 1989; Executive Vice President of
SOUTHERN since 1991.  Elected President and Chief
Executive Officer of SCS effective January 1994. He previously served as Executive Vice President of SCS from 1991 to 1993 and President and Chief Executive
Officer of MISSISSIPPI from 1989 to 1991.

H. ALLEN FRANKLIN
Executive Vice President and Director
Age 49
Elected in 1988; President and Chief Executive Officer of SCS from 1988 through 1993 and, beginning 1991, Executive Vice President of SOUTHERN. He was elected President and CEO of GEORGIA effective
January 1994.

ELMER B. HARRIS
Executive Vice President and Director
Age 54
Elected in 1989; President and Chief Executive Officer of ALABAMA since 1989 and, beginning 1991, Executive Vice President of SOUTHERN. He previously served as Senior Executive Vice President of GEORGIA from 1986 to 1989.

W. L. WESTBROOK
Financial Vice President
Age 54
Elected in 1986; responsible primarily for all aspects of financing for SOUTHERN. He has served as Executive
Vice President of SCS since 1986.

BILL M. GUTHRIE
Vice President
Age 60 Elected in 1991; serves as Chief Production Officer for the SOUTHERN system. Senior Executive Vice
President of SCS effective January 1994. He has also served as Executive Vice President of ALABAMA since
1988.

Each of the above is currently an officer of SOUTHERN, serving a term running from the last annual meeting of the directors (May 26, 1993) for one year until the next annual meeting or until his successor is elected and qualified.

                                    PART II



ITEM 5.   MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The common stock of SOUTHERN is listed and traded on the New York Stock Exchange. The stock is also traded on regional exchanges across the United States. High and low stock prices, per the New York Stock Exchange Composite Tape and as adjusted to reflect a two-for-one stock split in the form of a stock distribution for each share held as of February 7, 1994, during each quarter for the past two years were as follows:


          ---------------------------------------------
                                 High             Low
                                 ----             ---
          1993
          First Quarter        $21-3/8          $18-3/8
          Second Quarter        22-1/2           19-3/8
          Third Quarter         23               20-1/2
          Fourth Quarter        23-5/8           20-3/4


          1992
          First Quarter        $17-3/8          $15-1/8
          Second Quarter        17-5/8           15-5/8
          Third Quarter         19               17-3/8
          Fourth Quarter        19-1/2           17-5/8
          ---------------------------------------------

          There is no market for the other registrants' common stock, all of which is owned by SOUTHERN. On February 28, 1994, the closing price of SOUTHERN's common stock was $20-5/8.

     (b)  Number of SOUTHERN's common stockholders at December 31, 1993:
                                    237,105

          Each of the other registrants have one common stockholder, SOUTHERN.

     (c) Common dividends are payable at the discretion of each registrant's board of directors. The common dividends paid by SOUTHERN and the operating affiliates to their stockholder(s) for the past two years were as follows: (in thousands)


          =================================================
          Registrant        Quarter      1993         1992
          -------------------------------------------------
          SOUTHERN          First      $180,381    $173,610
                            Second      180,948     173,610
                            Third       181,892     173,610
                            Fourth      182,351     174,052

          ALABAMA           First        62,900      60,800
                            Second       63,100      60,900
                            Third        63,400      60,700
                            Fourth       63,500      90,900

          GEORGIA           First       100,100      96,000
                            Second      100,400      96,200
                            Third       100,800      95,800
                            Fourth      101,100      96,000

          GULF              First        10,400      10,000
                            Second       10,400      10,000
                            Third        10,500       9,900
                            Fourth       10,500      10,000

          MISSISSIPPI       First         7,200       7,000
                            Second        7,200       7,000
                            Third         7,300       7,000
                            Fourth        7,300       7,000

          SAVANNAH          First         4,500       5,500
                            Second        5,500       5,500
                            Third         5,500       5,500
                            Fourth        5,500       5,500
          -------------------------------------------------

   In January 1994, SOUTHERN's board of directors authorized a two-for-one common stock split in the form of a stock distribution for each share held as of February 7, 1994. For all reported common stock data, the number of common shares outstanding and per share amounts for earnings, dividends, and market price have been adjusted to reflect the stock distribution.

   The dividend paid per share by SOUTHERN was 27.5c. for each quarter of 1992 and 28.5c. for each quarter of 1993. SOUTHERN's common dividend for the first quarter of 1994 was raised to 29.5c. per share.

   The amount of common dividends that may be paid by the subsidiary registrants is restricted in accordance with their respective first mortgage bond indenture and charter. The amounts of earnings retained in the business and the amounts restricted against the payment of cash dividends on common stock at December 31, 1993, were as follows:


                        Retained            Restricted
                        Earnings              Amount
                       ----------           ----------
                             (in millions)
 ALABAMA               $   997                $  653
 GEORGIA                 1,316                   742
 GULF                      158                   101
 MISSISSIPPI               129                    86
 SAVANNAH                   93                    55
 Consolidated            2,968                 1,639
- ------------------------------------------------------

ITEM 6.    SELECTED FINANCIAL DATA

   SOUTHERN. Reference is made to information under the heading "Selected Consolidated Financial and Operating Data," contained herein at pages II-38 through II-49.

   ALABAMA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-78 through II-91.

   GEORGIA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-123 through II-137.

   GULF. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II- 166 through II-179.

   MISSISSIPPI. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-207 through II-220.

   SAVANNAH. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-245 through II-258.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   SOUTHERN. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-8 through II-15.

   ALABAMA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-53 through II-58.

   GEORGIA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-95 through II-101.

   GULF. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-141 through II-147.

   MISSISSIPPI. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-183 through II-189.

   SAVANNAH. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-224 through II-230.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO 1993 FINANCIAL STATEMENTS


                                                                                                             PAGE
                                                                                                             ----
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES:
   Report of Independent Public Accountants (in which their opinion on the financial statements includes an explanatory paragraph which states that an uncertainty exists with respect to the actions of the regulators regarding recoverability of the investment in the Rocky Mountain pumped
     storage hydroelectric project)                                                                          II-7
   Consolidated Statements of Income for the Years Ended December 31, 1993, 1992 and 1991                    II-16
   Consolidated Statements of Retained Earnings for the Years Ended December 31, 1993, 1992
     and 1991                                                                                                II-16
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991                II-17
   Consolidated Balance Sheets at December 31, 1993 and 1992                                                 II-18
   Consolidated Statements of Capitalization at December 31, 1993 and 1992                                   II-20
   Consolidated Statements of Paid-In Capital for the Years Ended December 31, 1993, 1992 and 1991           II-21
   Notes to Financial Statements                                                                             II-22

ALABAMA:
   Report of Independent Public Accountants                                                                  II-52
   Statements of Income for the Years Ended December 31, 1993, 1992 and 1991                                 II-59
   Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991                             II-60
   Balance Sheets at December 31, 1993 and 1992                                                              II-61
   Statements of Capitalization at December 31, 1993 and 1992                                                II-63
   Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991                      II-64
   Notes to Financial Statements                                                                             II-65

GEORGIA:
   Report of Independent Public Accountants (in which their opinion on the financial statements includes an explanatory paragraph which states that an uncertainty exists with respect to the actions of the regulators regarding the recoverability of Georgia Power's investment in the
     Rocky Mountain pumped storage hydroelectric project)                                                    II-94
   Statements of Income for the Years Ended December 31, 1993, 1992 and 1991                                 II-102
   Balance Sheets at December 31, 1993 and 1992                                                              II-103
   Statements of Capitalization at December 31, 1993 and 1992                                                II-105
   Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991                      II-107
   Statements of Paid-In Capital for the Years Ended December 31, 1993, 1992 and 1991                        II-107
   Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991                             II-108
   Notes to Financial Statements                                                                             II-109


                                                                                                             PAGE
                                                                                                             ----
GULF:
   Report of Independent Public Accountants                                                                  II-140
   Statements of Income for the Years Ended December 31, 1993, 1992 and 1991                                 II-148
   Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991                             II-149
   Balance Sheets at December 31, 1993 and 1992                                                              II-150
   Statements of Capitalization at December 31, 1993 and 1992                                                II-152
   Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991                      II-154
   Statements of Paid-In Capital for the Years Ended December 31, 1993, 1992 and 1991                        II-154
   Notes to Financial Statements                                                                             II-155

MISSISSIPPI:
   Report of Independent Public Accountants                                                                  II-182
   Statements of Income for the Years Ended December 31, 1993, 1992 and 1991                                 II-190
   Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991                             II-191
   Balance Sheets at December 31, 1993 and 1992                                                              II-192
   Statements of Capitalization at December 31, 1993 and 1992                                                II-194
   Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991                      II-195
   Statements of Paid-In Capital for the Years Ended December 31, 1993, 1992 and 1991                        II-195
   Notes to Financial Statements                                                                             II-196

SAVANNAH:
   Report of Independent Public Accountants                                                                  II-223
   Statements of Income for the Years Ended December 31, 1993, 1992 and 1991                                 II-231
   Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991                             II-232
   Balance Sheets at December 31, 1993 and 1992                                                              II-233
   Statements of Capitalization at December 31, 1993 and 1992                                                II-235
   Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991                      II-236
   Statements of Paid-In Capital for the Years Ended December 31, 1993, 1992 and 1991                        II-236
   Notes to Financial Statements                                                                             II-237


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                             THE SOUTHERN COMPANY
                           AND SUBSIDIARY COMPANIES

                              FINANCIAL SECTION

MANAGEMENT'S REPORT
The Southern Company and Subsidiary Companies 1993 Annual Report




The management of The Southern Company has prepared -- and is responsible for
- -- the consolidated financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

   The company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that books and records reflect only authorized transactions of the company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

   The company's system of internal accounting controls is evaluated on an ongoing basis by the company's internal audit staff. The company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

   The audit committee of the board of directors, composed of three directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

   Management believes that its policies and procedures provide reasonable assurance that the company's operations are conducted according to a high standard of business ethics.

   In management's opinion, the consolidated financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of The Southern Company and its subsidiaries in conformity with generally accepted accounting principles. As discussed in Note 4 to the financial statements, an uncertainty exists with respect to the actions of regulators regarding recoverability of the investment in the Rocky Mountain pumped storage hydroelectric project. The outcome of this uncertainty cannot be determined until regulatory proceedings are concluded. Accordingly, no provision for any write-down of the costs associated with the Rocky Mountain project resulting from the potential actions of the Georgia Public Service Commission has been made in the accompanying financial statements.


/s/ E. L. Addison                                  /s/ W. L. Westbrook
- ------------------------------------              ----------------------------
Edward L. Addison                                  W. L. Westbrook
Chairman and Chief Executive Officer               Financial Vice President

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO THE BOARD OF DIRECTORS AND TO THE STOCKHOLDERS OF THE SOUTHERN COMPANY:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of The Southern Company (a Delaware corporation) and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements (pages II-16 through II-37) referred to above present fairly, in all material respects, the financial position of The Southern Company and its subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for the periods stated, in conformity with generally accepted accounting principles.

   As explained in Notes 2 and 9 to the financial statements, effective January 1, 1993, The Southern Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.

   As more fully discussed in Note 4 to the financial statements, an uncertainty exists with respect to the actions of the regulators regarding recoverability of the investment in the Rocky Mountain pumped storage hydroelectric project. The outcome of this uncertainty cannot be determined until regulatory proceedings are concluded. Accordingly, no provision for any write-down of the costs associated with the Rocky Mountain project resulting from the potential actions of the Georgia Public Service Commission has been made in the accompanying financial statements.



                                        /s/ Arthur Andersen & Co.

Atlanta, Georgia
February 16, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The Southern Company and Subsidiary Companies 1993 Annual Report




RESULTS OF OPERATIONS

EARNINGS AND DIVIDENDS

The Southern Company's 1993 financial performance exceeded the strong results recorded for 1992, and set several new records. The company's financial strength continued to gain momentum for the third consecutive year. In January 1994, The Southern Company board of directors increased the quarterly dividend rate by 3.5 percent, and approved a two-for-one common stock split in the form of a stock distribution. For all reported common stock data, the number of common shares outstanding and per share amounts for earnings, dividends, and market price have been adjusted to reflect the stock distribution. For 1993, The Southern Company's net income of $1.0 billion established a new record high and the company's common stock reached an all-time high closing price during the year of 23 3/8 -- surpassing the record of 19 1/2 set in 1992. Also, return on average common equity reached the highest level since 1986.

   Earnings reported for 1993 totaled $1,002 million or $1.57 per share, an increase of $49 million or 6 cents per share from the previous year. Both 1993 and 1992 earnings were affected by special non-operating or non-recurring items. After excluding these special items in both years, earnings from operations of the ongoing business of selling electricity were $1,016 million or $1.59 per share, an increase of $77 million or 10 cents per share compared with 1992. The special items that affected 1993 and 1992 earnings were as follows:

                                    Consolidated          Earnings
                                     Net Income           Per Share
                                    1993    1992         1993    1992
                                    (in millions)
        Earnings as reported      $1,002     $953       $1.57    $1.51

        Gulf States related           (6)     (16)       (.01)    (.03)
        Sale of Scherer Unit 4       (18)      --        (.03)      --
        Environmental
            cleanup                   25        2         .04      .01
        Transportation fleet
            reductions                13       --         .02       --

        Total items excluded          14      (14)        .02     (.02)

        Earnings from
            operations            $1,016     $939       $1.59    $1.49

        Amount and
            percent change           $77      8.2%      $0.10      6.7%

   In 1993, several items -- both positive and negative -- had an impact on earnings, which resulted in a net reduction of $14 million. These items were:
(1) The conclusion of a settlement agreement -- discussed later -- with Gulf States Utilities (Gulf States) increased earnings. (2) The second in a series of four separate transactions to sell Plant Scherer Unit 4 to two Florida utilities increased earnings. (3) Environmental clean-up costs incurred at sites located in Alabama and Georgia decreased earnings. (4) Costs associated with a transportation fleet reduction program decreased earnings. The improvements in 1993 earnings resulted primarily from increased retail energy sales and continued emphasis on effective cost controls.

The special items that increased 1992 earnings were primarily related to additional settlement provisions from Gulf States, and to gains on the sale of Gulf States common stock received in 1991.

   Returns on average common equity were 13.43 percent in 1993, 13.42 percent in 1992, and 12.74 percent in 1991. Dividends paid on common stock during 1993 were $1.14 per share or 28 1/2 cents per quarter. During 1992 and 1991, dividends paid per share were $1.10 and $1.07, respectively. In January 1994, The Southern Company board of directors raised the quarterly dividend to 29 1/2 cents per share or an annual rate of $1.18 per share.

REVENUES

Operating revenues increased in 1993 and 1992 and decreased in 1991 as a result of the following factors:

                                            Increase (Decrease)
                                              From Prior Year
                                           1993    1992     1991
                                               (in millions)
         Retail --
           Change in base rates          $  3     $ 137     $ 46
           Sales growth                   104       138      122
           Weather                        198      (113)     (19)
           Fuel cost recovery
              and  other                  199       (55)     (36)

         Total retail                     504       107      113

         Sales for resale --
           Within service area             38        (8)       5

           Outside service area          (184)      (87)     (93)

         Total sales for resale          (146)      (95)     (88)
         Other operating revenues          58        11      (28)

         Total operating revenues       $ 416      $ 23     $ (3)

         Percent change                   5.2%      0.3%     0.0%

The Southern Company and Subsidiary Companies 1993 Annual Report





   Retail revenues of $7.3 billion in 1993 increased 7.4 percent from last year, compared with an increase of 1.6 percent in 1992. Under fuel cost recovery provisions, fuel revenues generally equal fuel expense -- including the fuel component of purchased energy -- and do not affect net income.

   Sales for resale revenues within the service area were $447 million in 1993, up 9.2 percent from the prior year. This increase resulted primarily from the prolonged hot summer weather, which increased the demand for electricity. Revenues from sales for resale within the service area were $409 million in 1992, down 1.9 percent from the prior year. The decrease resulted from certain municipalities and cooperatives in the service area retaining more of their own generation at facilities jointly owned with Georgia Power.

   Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components were as follows:

                               1993         1992           1991
                                         (in millions)
          Capacity             $350         $457           $490
          Energy                230          330            366

          Total                $580         $787           $856



   Capacity revenues decreased in 1993 and 1992 because the amount of capacity under contract declined by some 500 megawatts and 300 megawatts, respectively. In 1994, the contracted capacity will decline another 400 megawatts.

   Changes in revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour sales for 1993 and the percent change by year were as follows:

         (billions of          Amount              Percent Change
          kilowatt-hours)      1993           1993     1992      1991
         Residential             36.8          9.5%     0.0%      1.5%
         Commercial              32.8          5.9      2.1       2.4
         Industrial              48.7          1.9      3.8       0.2
         Other                    0.9          4.6     (4.8)      1.2

         Total retail           119.2          5.3      2.1       1.2
         Sales for resale --
          Within service area    13.3          9.5     (1.7)     10.7
          Outside service area   12.4        (25.2)   (16.2)    (18.7)

         Total                  144.9          2.1     (0.7)     (1.4)

   The rate of growth in 1993 retail energy sales was the highest since 1986. Residential energy sales registered the highest annual increase in two decades as a result of hotter-than-normal summer weather and the addition of 46,000 new customers. Commercial sales were also affected by the warm summer. Industrial energy sales in 1993 and 1992 showed moderate growth, reflecting a recovery in the business and economic conditions in The Southern Company's service area. Energy sales to retail customers are projected to grow at an average annual rate of 1.7 percent during the period 1994 through 2004.

   Energy sales for resale outside the service area are predominantly unit power sales under long-term contracts to Florida utilities. Economy sales and amounts sold under short-term contracts are also sold for resale outside the service area. Sales to customers outside the service area have decreased for the third consecutive year primarily as a result of the scheduled decline in megawatts of capacity under contract. In addition, the decline in 1992 and 1991 sales was also influenced by fluctuations in prices for oil and natural gas, the primary fuel sources for utilities with which the company has long-term contracts. When oil and gas prices fall below a certain level, these customers can generate electricity to meet their requirements more economically. However, the fluctuation in these energy sales, excluding the impact of contractual declines, had minimal effect on earnings because The Southern Company is paid for dedicating specific amounts of its generating capacity to these utilities.

EXPENSES

Total operating expenses of $6.7 billion for 1993 were up 6.5 percent compared with the prior year. The increase was attributable to higher production expenses of $75 million to meet increased energy demands and an additional $50 million in depreciation expenses and property taxes resulting from additional utility plant being placed into service. The transportation fleet reduction program and environmental clean-up costs discussed earlier increased expenses by some $62 million. Also, a $67 million change in deferred Plant Vogtle expenses compared with the amount in 1992 contributed to the rise in total operating expenses.

   In 1992, total operating expenses of $6.3 billion were at the same level reported for 1991. The costs to produce and deliver electricity in 1992 declined by $165 million primarily as a result of less energy being sold and continued effective cost controls. However, expenses in 1991 were reduced by proceeds from a settlement

The Southern Company and Subsidiary Companies 1993 Annual Report





agreement with Gulf States that more than offset the decline in 1992 expenses when compared with 1991. Deferred expenses related to Plant Vogtle in 1992 increased by $47 million when compared with the prior year.

   Fuel costs constitute the single largest expense for The Southern Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                           1993     1992     1991
         Total generation
           (billions of kilowatt-hours)     144      140      142
         Sources of generation
           (percent) --
             Coal                            78       77       77
             Nuclear                         17       17       17
             Hydro                            4        5        5
             Oil and gas                      1        1        1
         Average cost of fuel per net
           kilowatt-hour generated
             (cents) --
               Coal                        1.90     1.86     1.91
               Nuclear                     0.54     0.54     0.66
               Oil and gas                 4.34     4.81     2.84

         Total                             1.67     1.62     1.69

   Fuel and purchased power expenses of $2.6 billion in 1993 increased 1.3 percent compared with the prior year because of increased energy demands and slightly higher average cost of fuel per net kilowatt-hour generated. Fuel and purchased power costs in 1992 decreased $137 million or 5.0 percent compared with 1991 primarily because 1.1 billion fewer kilowatt-hours were needed to meet customer requirements. Also, the decrease in these costs was attributable to a lower average cost of fuel per net kilowatt-hour generated.

   Income taxes for 1993 increased $69 million compared with the prior year. The increase is attributable to a number of factors, including a 1 percent increase in the corporate federal income tax rate effective January 1993, the second sale of additional ownership interest in Plant Scherer Unit 4, and the increase in taxable income from operations. For 1992, income taxes rose $11 million or 1.7 percent above the amount reported for 1991.

   For the fifth consecutive year, total gross interest charges and preferred stock dividends declined from amounts reported in the previous year. The declines are attributable to lower interest rates and significant refinancing activities during the past two years. In 1993, these costs were $831 million
- -- down $21 million or 2.3 percent. These costs for 1992 decreased $71 million. As a result of favorable market conditions during 1993, some $3.0 billion of senior securities was issued for the primary purpose of retiring higher-cost debt and preferred stock.

EFFECTS OF INFLATION

The Southern Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on The Southern Company because of the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

FUTURE EARNINGS POTENTIAL

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from growth in energy sales to regulatory matters.

   Georgia Power has completed two of four separate transactions to sell Unit 4 of Plant Scherer to two Florida utilities. The remaining transactions are scheduled to take place in 1994 and 1995. If the sales take place as planned, Georgia Power could realize an after-tax gain currently estimated to total approximately $20 million. See Note 7 to the financial statements for additional information.

   In early 1994, Georgia Power and the system service company announced work force reduction programs that are estimated to reduce 1994 earnings by some $55 million. These actions will assist in efforts to control the growth in operating expenses.

The Southern Company and Subsidiary Companies 1993 Annual Report



   See Note 4 to the financial statements for information on an uncertainty regarding full recovery of an investment in the Rocky Mountain pumped storage hydroelectric project.

   Future earnings in the near term will depend upon growth in energy sales, which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in the company's service area. However, the Energy Policy Act of 1992 (Energy Act) will have a profound effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The law also includes provisions to streamline the licensing process for new nuclear plants. The Southern Company is preparing to meet the challenge of this major change in the traditional business practices of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities, and this may enhance the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess energy generation to other utilities. Although the Energy Act does not require transmission access to retail customers, pressure for legislation to allow retail wheeling will continue. If The Southern Company does not remain a low-cost producer and provide quality service, the company's retail energy sales growth, as well as new long-term contracts for energy sales outside the service area, could be limited, and this could significantly erode earnings.

   An important part of the Energy Act was to amend the Public Utility Holding Company Act of 1935 (PUHCA) and allow holding companies to form exempt wholesale generators and foreign utility companies to sell power largely free of regulation under PUHCA. These new entities are able to sell power to affiliates -- under certain restrictions -- and to own and operate power generating facilities in other domestic and international markets. To take advantage of these opportunities, Southern Electric International (Southern Electric) -- founded in 1981 -- is focusing on international and domestic cogeneration, the independent power market, and the privatization of generating facilities in the international market. During 1993, investments of some $315 million were made in entities that own and operate generating facilities in various international markets. In the near term, Southern Electric is expected to have minimal effect on earnings, but the possibility exists that it could be a prime contributor to future earnings growth.

   Demand-side options -- programs that enable customers to lower or alter their peak energy requirements -- have been implemented by some of the system operating companies and are a significant part of integrated resource planning. See Note 3 to the financial statements under "Georgia Power's Demand-Side Conservation Programs" for information concerning the recovery of certain costs. Customers can receive cash incentives for participating in these programs as well as reduce their energy requirements. Expansion and increased utilization of these programs will be contingent upon sharing of cost savings between the customers and the utility. Besides promoting energy efficiency, another benefit of these programs could be the ability to defer the need to construct baseload generating facilities further into the future. The ability to defer major construction projects in conjunction with precertification approval processes of such projects by the respective state public service commissions in Alabama, Georgia, and Mississippi will diminish the possible exposure to prudency disallowances and the resulting impact on earnings. In addition, Georgia Power has conducted a competitive bidding process for additional peaking capacity needed in 1996 and 1997. To meet expected requirements for 1996, Georgia Power has filed a plan with the state public service commission for certification of a four-year purchase power contract and for an ownership interest in a combustion turbine peaking unit.

   Rates to retail customers served by the system operating companies are regulated by the respective state public service commissions in Alabama, Florida, Georgia, and Mississippi. Rates for Alabama Power and Mississippi Power are adjusted periodically within certain limitations based on earned retail rate of return compared with an allowed return. See Note 3 to the financial statements for information about other regulatory matters.

   The Federal Energy Regulatory Commission (FERC) regulates wholesale rate schedules and power sales contracts that The Southern Company has with its sales for resale customers. The FERC currently is reviewing the rate of return on common equity included in some of these schedules and contracts and may require such returns to be lowered, possibly retroactively. See Note 3 to the financial statements under "FERC Reviews Equity Returns" for additional information.

   Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could reduce earnings if such costs are not fully recovered. The Clean Air Act is discussed later under "Environmental Matters."

The Southern Company and Subsidiary Companies 1993 Annual Report


NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement No. 112, Employers' Accounting for Postemployment Benefits, which must be effective by 1994. The new standard requires that all types of benefits provided to former or inactive employees and their families prior to retirement be accounted for on an accrual basis. These benefits include salary continuation, severance pay, supplemental unemployment benefits, disability-related benefits, job training, and health and life insurance coverage. In 1993, The Southern Company adopted Statement No. 112, with no material effect on the financial statements.

   The FASB has issued Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which is effective in 1994. Statement No. 115 supersedes FASB Statement No. 12, Accounting for Certain Marketable Securities. The Southern Company adopted the new rules January 1, 1994, with no material effect on the financial statements.

FINANCIAL CONDITION

OVERVIEW

The Southern Company's financial condition is now the strongest since the mid-1980s. Record levels of performance were set in 1993 related to earnings, market price of common stock, and energy sold to retail customers. In January 1994, The Southern Company board of directors increased the common stock dividend for the third consecutive year, and approved a two-for-one common stock split in the form of a stock distribution.

   Another major change in The Southern Company's financial condition was gross property additions of $1.4 billion to utility plant. The majority of funds needed for gross property additions since 1990 have been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. The Consolidated Statements of Cash Flows provide additional details.

   On January 1, 1993, The Southern Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes. See notes 2 and 9 to the financial statements, regarding the impact of these changes.

CAPITAL STRUCTURE

The company achieved a ratio of common equity to total capitalization -- including short-term debt -- of 43.5 percent in 1993, compared with 42.8 percent in 1992 and 41.5 percent in 1991. The company's goal is to maintain the common equity ratio generally within a range of 40 percent to 45 percent.

   During 1993, the operating companies sold $2.2 billion of first mortgage bonds and, through public authorities, $385 million of pollution control revenue bonds, at a combined weighted interest rate of 6.5 percent. Preferred stock of $426 million was issued at a weighted dividend rate of 5.7 percent. The operating companies continued to reduce financing costs by retiring higher-cost bonds and preferred stock. Retirements, including maturities, of bonds totaled $2.5 billion during 1993, $2.8 billion during 1992, and $1.0 billion during 1991. Retirements of preferred stock totaled $516 million during 1993, $326 million during 1992, and $125 million during 1991. As a result, the composite interest rate on long-term debt decreased from 9.2 percent at December 31, 1990, to 7.6 percent at December 31, 1993. During this same period, the composite dividend rate on preferred stock declined from 8.5 percent to 6.4 percent.

   In 1993, The Southern Company raised $205 million from the issuance of new common stock under the Dividend Reinvestment and Stock Purchase Plan (DRIP) and the Employee Savings Plan. At the close of 1993, the company's common stock had a market value of $22.00 per share, compared with a book value of $11.96 per share. The market-to-book value ratio was 184 percent at the end of 1993, compared with 168 percent at year-end 1992 and 156 percent at year-end 1991.

CAPITAL REQUIREMENTS FOR CONSTRUCTION

The construction program of the operating companies is budgeted at $1.5 billion for 1994, $1.3 billion for 1995, and $1.5 billion for 1996. The total is $4.3 billion for the three years. Actual construction costs may vary from this estimate because of factors such as changes in environmental regulations; changes in existing nuclear plants to meet new regulations; revised load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital.

   The operating companies do not have any baseload generating plants under construction, and current energy demand forecasts do not require any additional baseload facilities until well into the future. However, within the

The Southern Company and Subsidiary Companies 1993 Annual Report



service area, the construction of combustion turbine peaking units of approximately 1,700 megawatts of capacity is planned to be completed by 1996 to meet increased peak-hour demands. In addition, significant construction of transmission and distribution facilities and upgrading of generating plants will be continuing.

OTHER CAPITAL REQUIREMENTS

In addition to the funds needed for the construction program, approximately $789 million will be required by the end of 1996 for present sinking fund requirements, redemptions announced, and maturities of long-term debt. Also, the operating subsidiaries plan to continue a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital.

ENVIRONMENTAL MATTERS

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- will have a significant impact on The Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants will be required in two phases. Phase I compliance must be implemented in 1995 and affects eight generating plants -- some 10,000 megawatts of capacity or 35 percent of total capacity -- in the Southern electric system. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

   Beginning in 1995, the Environmental Protection Agency (EPA) will allocate annual sulfur dioxide emission allowances through the newly established allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for allocating allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

   The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The market for emission allowances is developing slower than expected. However, The Southern Company's sulfur dioxide compliance strategy is designed to take advantage of allowances as the market develops.

   The Southern Company expects to achieve Phase I sulfur dioxide compliance at the eight affected plants by switching to low-sulfur coal, and this has required some equipment upgrades. This compliance strategy is expected to result in unused emission allowances being banked for later use. Additional construction expenditures are required to install equipment for the control of nitrogen oxide emissions at these eight plants. Also, continuous emissions monitoring equipment would be installed on all fossil-fired units. Under this Phase I compliance approach, additional construction expenditures are estimated to total approximately $275 million through 1995.

   Phase II compliance costs are expected to be higher because requirements are stricter and all fossil-fired generating plants are affected. For sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. Therefore, during the period 1996 to 2000, compliance could require total construction expenditures ranging from approximately $450 million to $800 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

   An average increase of up to 3 percent in revenue requirements from customers could be necessary to fully recover the cost of compliance for both Phase I and Phase II of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

   There can be no assurance that all Clean Air Act costs will be recovered.

   Metropolitan Atlanta is classified as a non-attainment area with regard to the ozone ambient air quality standards. Title I of the Clean Air Act requires the state of Georgia to conduct specific studies and establish new control rules by November 1994 -- affecting sources of nitrogen oxides and volatile organic compounds -- to achieve attainment by 1999. As the required first step, the state has issued rules for the application of reasonably available control technology to reduce nitrogen oxide emissions by May 31, 1995. The results of these new rules require nitrogen oxide controls, above Title IV

The Southern Company and Subsidiary Companies 1993 Annual Report



requirements, on some Georgia Power plants. Final attainment rules, based on modeling studies, could require installation of additional controls for nitrogen oxide emissions as early as 1997. Compliance with any new rules could result in significant additional costs. The impact of new rules will depend on the development and implementation of such rules.

   Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The study will serve as the basis for a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

   The EPA continues to evaluate the need for a new short-term ambient air quality standard for sulfur dioxide. Preliminary results from an EPA study on the impact of a new standard indicate that a number of plants could be required to install sulfur dioxide controls. These controls would be in addition to the controls already required to meet the acid rain provision of the Clean Air Act. The EPA is expected to take some action on this issue in 1994. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

   In addition, the EPA is evaluating the need to revise the ambient air quality standards for particulate matter, nitrogen oxides, and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

   In 1994 or 1995, the EPA is expected to issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

   In 1993, the EPA issued a ruling confirming the non-hazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes -- coal ash and other utility wastes -- as either non-hazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

   The Southern Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the company could incur costs to clean up properties currently or previously owned. The company conducts studies to determine the extent of any required clean-up costs and has recognized in the financial statements costs to clean up known sites.

   Several major pieces of environmental legislation are in the process of being reauthorized or amended by Congress. These include: the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; and the Resource Conservation and Recovery Act. Changes to these laws could affect many areas of The Southern Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

   Compliance with possible new legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect The Southern Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential for lawsuits alleging damages caused by electromagnetic fields exists.

SOURCES OF CAPITAL

In early 1994, The Southern Company sold -- through a public offering -- common stock with proceeds totaling $120 million. The company may require additional equity capital during the remainder of 1994. The amount and timing of additional equity capital to be raised in 1994 -- as well as in subsequent years -- will be contingent on The Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans. Any portion of the common stock required during 1994 for the DRIP and the employee stock plans that is not provided from the issuance of new stock will be acquired on the open market in accordance with the terms of such plans.

   The operating subsidiaries plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. However, the type and timing of any financings -- if needed -- will depend on market conditions and regulatory approval.

The Southern Company and Subsidiary Companies 1993 Annual Report




   Completing the sale of Unit 4 of Plant Scherer will provide some $260 million of cash during the years 1994 and 1995.

   As required by the Nuclear Regulatory Commission, Alabama Power and Georgia Power established external sinking funds for nuclear decommissioning costs. For 1994 through 2000, the combined amount to be funded for both Alabama Power and Georgia Power totals $36 million annually. The cumulative effect of funding over this period will diminish internally funded capital and may require capital from other sources. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning."

   To meet short-term cash needs and contingencies, the system companies had approximately $178 million of cash and cash equivalents and $1.1 billion of unused credit arrangements with banks at the beginning of 1994.

   To issue additional first mortgage bonds and preferred stock, the operating companies must comply with certain earnings coverage requirements designated in their mortgage indentures and corporate charters. The ability to issue securities in the future will depend on coverages at that time. The coverage ratios were, at the end of the respective years, as follows:

                                   Mortgage             Charter
                                   Coverage             Coverage
                                    (2.00*               (1.50
                                   Required)           Required)
                                  1993     1992       1993     1992
         Alabama Power            5.70     5.86       2.71     2.56
         Georgia Power            7.75     6.38       2.61     2.23
         Gulf Power               5.79     5.27       2.56     2.35
         Mississippi Power        5.78     5.68       2.67     2.51
         Savannah Electric        3.94     5.01       2.20     2.65

*Savannah Electric's requirement is 2.50.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 1993, 1992, and 1991
The Southern Company and Subsidiary Companies 1993 Annual Report




                                                                           1993            1992             1991
                                                                                       (in millions)
     OPERATING REVENUES                                                  $8,489          $8,073           $8,050

     OPERATING EXPENSES:
     Operation --
        Fuel                                                              2,265           2,114            2,237
        Purchased power                                                     336             454              468
        Proceeds from settlement of disputed contracts (Note 8)              (3)             (7)            (181)
        Other                                                             1,448           1,317            1,321
     Maintenance                                                            653             613              637
     Depreciation and amortization                                          793             768              763
     Amortization of deferred Plant Vogtle expenses, net (Note 1)            36             (31)              16
     Taxes other than income taxes                                          462             436              432
     Federal and state income taxes                                         734             647              618

     Total operating expenses                                             6,724           6,311            6,311

     OPERATING INCOME                                                     1,765           1,762            1,739
     OTHER INCOME (EXPENSE):
     Allowance for equity funds used during construction                      9              10               13
     Deferred return on Plant Vogtle (Note 1)                                --              --               35
     Interest income                                                         30              32               30
     Other, net                                                             (41)            (50)             (57)
     Income taxes applicable to other income                                 57              39               21

     INCOME BEFORE INTEREST CHARGES                                       1,820           1,793            1,781

     INTEREST CHARGES AND PREFERRED DIVIDENDS:
     Interest on long-term debt                                             595             684              757
     Allowance for debt funds used during construction                      (13)            (12)             (18)
     Interest on notes payable                                               30              16               20
     Amortization of debt discount, premium, and expense, net                26              14                9
     Other interest charges                                                  87              34               29
     Preferred dividends of subsidiary companies                             93             104              108

     Net interest charges and preferred dividends                           818             840              905

     CONSOLIDATED NET INCOME                                             $1,002           $ 953           $  876

     COMMON STOCK DATA: (Note 10)
        Average number of shares of common stock outstanding (in millions)  637             632              632
        Earnings per share of common stock                                $1.57           $1.51           $ 1.39
        Cash dividends paid per share of common stock                     $1.14           $1.10           $ 1.07




CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1993, 1992, and 1991


                                                                           1993            1992             1991
                                                                                       (in millions)
     BALANCE AT BEGINNING OF YEAR                                        $2,721          $2,490           $2,296
     Consolidated net income                                              1,002             953              876

                                                                          3,723           3,443            3,172
     Cash dividends on common stock                                         726             695              676
     Capital and preferred stock transactions, net                           29              27                6

     BALANCE AT END OF YEAR (Note 14)                                    $2,968          $2,721           $2,490

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1993, 1992, and 1991
The Southern Company and Subsidiary Companies 1993 Annual Report




                                                                         1993             1992             1991
                                                                                      (in millions)
     OPERATING ACTIVITIES:
     Consolidated net income                                           $  1,002        $    953         $    876
     Adjustments to reconcile consolidated net income
        to net cash provided by operating activities --
          Depreciation and amortization                                   1,011             969              968
          Deferred income taxes and investment tax credits                  189             215               15
          Allowance for equity funds used during construction                (9)            (10)             (13)
          Deferred Plant Vogtle costs (Note 1)                               36             (31)             (19)
          Non-cash proceeds from settlement of disputed
              contracts (Note 8)                                             --              (7)            (141)
          Gain on asset sales                                               (36)             --              (37)

          Other, net                                                         (9)            (25)              82

          Changes in certain current assets and liabilities --
              Receivables, net                                              (55)            (10)              68
              Fossil fuel stock                                             138              53               21
              Materials and supplies                                         (2)            (76)              (1)
              Accounts payable                                               43              35              (13)
              Other                                                         (61)            (71)              61

     Net cash provided from operating activities                          2,247           1,995            1,867

     INVESTING ACTIVITIES:
     Gross property additions                                            (1,441)         (1,105)          (1,123)
     Foreign utility operations                                            (465)             --               --
     Sales of property                                                      262              44              291
     Other                                                                  (37)             61              (45)

     Net cash used for investing activities                              (1,681)         (1,000)            (877)

     FINANCING ACTIVITIES:
     Proceeds --
        Common stock                                                        205              30               --
        Preferred stock                                                     426             410              100
        First mortgage bonds                                              2,185           1,815              380
        Other long-term debt                                                592             256              140
        Prepaid capacity revenues                                            --              --               53
     Retirements --
        Preferred stock                                                    (516)           (326)            (125)
        First mortgage bonds                                             (2,178)         (2,575)            (881)
        Other long-term debt                                               (450)           (296)            (200)
     Increase in notes payable, net                                         114             525              180
     Payment of common stock dividends                                     (726)           (695)            (676)
     Miscellaneous                                                         (137)           (148)             (41)

     Net cash used for financing activities                                (485)         (1,004)          (1,070)

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    81              (9)             (80)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          97             106              186

     CASH AND CASH EQUIVALENTS AT END OF YEAR                          $    178        $     97         $    106

     SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the year for --
        Interest (net of amount capitalized)                           $    673        $    743         $    802
        Income taxes                                                        530             458              428

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF BALANCE SHEETS
At December 31, 1993, and 1992
The Southern Company and Subsidiary Companies 1993 Annual Report





     ASSETS                                                                                1993           1992
                                                                                              (in millions)
     UTILITY PLANT:
     Plant in service (Note 1)                                                            $27,687        $27,033
     Less accumulated provision for depreciation                                            8,934          8,280

                                                                                           18,753         18,753
     Nuclear fuel, at amortized cost                                                          229            257
     Construction work in progress (Note 4)                                                 1,031            665

     Total                                                                                 20,013         19,675
     Less property-related accumulated deferred income taxes (Note 9)                          --          3,186

     Total                                                                                 20,013         16,489

     OTHER PROPERTY AND INVESTMENTS:
     Foreign utility operations, being amortized (Note 5)                                     559             --
     Nuclear decommissioning trusts                                                            88             52
     Miscellaneous                                                                             89             75

     Total                                                                                    736            127

     CURRENT ASSETS:
     Cash and cash equivalents                                                                178             97
     Investment securities                                                                     --            199
     Receivables, less accumulated provisions for uncollectible accounts
        of $9 million in 1993 and $7 million in 1992                                        1,147            919
     Fossil fuel stock, at average cost                                                       254            392
     Materials and supplies, at average cost                                                  535            533
     Prepayments                                                                              148            220
     Vacation pay deferred (Note 1)                                                            73             70

     Total                                                                                  2,335          2,430

     DEFERRED CHARGES:
     Deferred charges related to income taxes (Note 9)                                      1,546             --
     Deferred Plant Vogtle costs (Note 1)                                                     507            383
     Debt expense, being amortized                                                             33             28
     Premium on reacquired debt, being amortized                                              288            222
     Deferred fuel charges (Note 5)                                                            70             89
     Miscellaneous                                                                            383            270

     Total                                                                                  2,827            992

     TOTAL ASSETS                                                                         $25,911        $20,038

The accompanying notes are an integral part of these balance sheets.

At December 31, 1993 and 1992
The Southern Company and Subsidiary Companies 1993 Annual Report




     CAPITALIZATION AND LIABILITIES                                                            1993            1992
                                                                                                   (in millions)
     CAPITALIZATION (See accompanying statements):
     Common stock equity                                                                      $7,684        $  7,234
     Preferred stock                                                                           1,332           1,351
     Preferred stock subject to mandatory redemption                                               1               8
     Long-term debt                                                                            7,412           7,241

     Total                                                                                    16,429          15,834

     CURRENT LIABILITIES:
     Preferred stock due within one year                                                           1              65
     Long-term debt due within one year                                                          156             188
     Notes payable                                                                               941             827
     Accounts payable                                                                            698             646
     Customer deposits                                                                           103              99
     Taxes accrued --
        Federal and state income                                                                  34              27
        Other                                                                                    172             145
     Interest accrued                                                                            186             191
     Vacation pay accrued                                                                         90              86
     Miscellaneous                                                                               190             242

     Total                                                                                     2,571           2,516

     DEFERRED CREDITS AND OTHER LIABILITIES:
     Accumulated deferred income taxes (Note 9)                                                3,979              --
     Deferred credits related to income taxes (Note 9)                                         1,051              --
     Accumulated deferred investment tax credits                                                 900             957
     Disallowed Plant Vogtle capacity buyback costs                                               63              72
     Prepaid capacity revenues                                                                   144             148
     Miscellaneous                                                                               774             511

     Total                                                                                     6,911           1,688

     COMMITMENTS AND CONTINGENT MATTERS (Notes 1, 3, 4, 5, 6, 7, 8, and 13)
     TOTAL CAPITALIZATION AND LIABILITIES                                                    $25,911         $20,038

The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31, 1993 and 1992
The Southern Company and Subsidiary Companies 1993 Annual Report




                                                                                   1993           1992            1993         1992
                                                                                       (in millions)             (percent of total)
     COMMON STOCK EQUITY:
     Common stock, par value $5 per share --
        Authorized -- 1 billion shares
        Outstanding -- 1993:  637 million shares, 1992:
          632 million shares (Note 10)                                           $   3,213      $  1,582
     Paid-in capital                                                                 1,502         2,929
     Premium on preferred stock                                                          1             2
     Retained earnings (Note 14)                                                     2,968         2,721

     Total common stock equity                                                       7,684         7,234        46.8%          45.7%

     CUMULATIVE PREFERRED STOCK OF SUBSIDIARIES:
     $100 par or stated value --
        4.20% to 5.96%                                                                 199           199
        6.32% to 7.88%                                                                 205           182
        8.04% to 8.80%                                                                  --           225
     $25 par or stated value --
        $1.90 to $2.125                                                                295           295
        6.40% to 9.50%                                                                 323           200
     Auction rates -- at January 1, 1994;
        2.72% to 2.92%                                                                  70            50
     Adjustable rates -- at January 1, 1994;
        4.80% to 7.57%                                                                 240           200

     Total (annual dividend requirement -- $85 million)                              1,332         1,351         8.1            8.5

     CUMULATIVE PREFERRED STOCK OF SUBSIDIARIES
        SUBJECT TO MANDATORY REDEMPTION:
     $100 par value --
        11.36%                                                                           2             3
     $25 stated value --
        $2.43                                                                           --            45
        $2.50                                                                           --            25

     Total                                                                               2            73
     Less amount due within one year                                                     1            65

     Total excluding amount due within one year                                          1             8         0.0            0.1

At December 31, 1993 and 1992
The Southern Company and Subsidiary Companies 1993 Annual Report




                                                                                  1993         1992          1993           1992
                                                                                      (in millions)            (percent of total)
     LONG-TERM DEBT:
     First mortgage bonds of subsidiaries --
         Maturity                        Interest Rates
         1994                            4 5/8%                                   26                78
         1995                            4 3/4% to 5 1/8%                        141               211
         1996                            4 1/2% to 6 1/4%                        235               100
         1997                            5 7/8% to 7 1/8%                         25               113
         1998                            5% to 9.2%                              249                98
         1999 through 2003               6% to 8 3/4%                          1,580             1,626
         2004 through 2008               6 7/8% to 9%                            230               182
         2014 through 2018               9 3/8% to 10 3/4%                        85               975
         2019 through 2023               7.3% to 9 3/8%                        1,909             1,040
         2020                            Variable rates                           --                50
         2032                            Variable rates                          200               200

     Total first mortgage bonds                                                4,680             4,673
     Other long-term debt (Note 11)                                            2,962             2,820
     Unamortized debt premium (discount), net                                    (74)              (64)

     Total long-term debt (annual interest
        requirement -- $581 million)                                           7,568             7,429
     Less amount due within one year (Note 12)                                   156               188

     Long-term debt excluding amount due within one year                       7,412             7,241       45.1           45.7

     TOTAL CAPITALIZATION                                                     16,429          $ 15,834      100.0%         100.0%




CONSOLIDATED STATEMENTS OF PAID-IN CAPITAL
For The Years Ended December 31, 1993, 1992, and 1991

                                                                                        1993                 1992            1991
                                                                                                        (in millions)
     BALANCE AT BEGINNING OF YEAR                                                     $2,929               $2,906          $2,906
     Proceeds from sales of common stock over the par value -- 9.7 million
        and 1.6 million shares in 1993 and 1992, respectively                            179                   23            --
     Two-for-one stock split (Note 10)                                                (1,606)                  --            --

     BALANCE AT END OF YEAR                                                           $1,502               $2,929          $2,906


The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
The Southern Company and Subsidiary Companies 1993 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

GENERAL

The Southern Company is the parent company of five operating companies, a system service company, Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), and various other subsidiaries related to foreign utility operations and domestic non-utility operations. At this time, the operations of the other subsidiaries are not material. The operating companies provide electric service in four Southeastern states. Contracts among the companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to The Southern Company and to the subsidiary companies. Southern Electric designs, builds, owns, and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants.

   The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both the company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies also are subject to regulation by the FERC and their respective state regulatory commissions. The companies follow generally accepted accounting principles and comply with the accounting policies and practices prescribed by their respective commissions.

   All material intercompany items have been eliminated in consolidation. Consolidated retained earnings at December 31, 1993, include $2.6 billion of undistributed retained earnings of subsidiaries.

   Certain prior years' data presented in the consolidated financial statements have been reclassified to conform with current year presentation.

REVENUES AND FUEL COSTS

The operating companies accrue revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The operating companies' electric rates include provisions to adjust billings for fluctuations in fuel and the energy component of purchased power costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

   Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $137 million in 1993, $132 million in 1992, and $162 million in 1991. Alabama Power and Georgia Power have contracts with the U.S. Department of Energy (DOE) that provide for the permanent disposal of spent nuclear fuel, which was scheduled to begin in 1998. However, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch, into 2009 at Plant Vogtle, and into 2012 and 2014 at Plant Farley units 1 and 2, respectively.

   Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This assessment will be paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. Georgia Power -- based on its ownership interests -- and Alabama Power currently estimate their liability under this law to be approximately $39 million and $46 million, respectively. These obligations are recorded in the Consolidated Balance Sheets.

DEPRECIATION AND NUCLEAR DECOMMISSIONING

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.3 percent in 1993, 1992, and 1991. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities.

The Southern Company and Subsidiary Companies 1993 Annual Report




   In 1988, the Nuclear Regulatory Commission (NRC) adopted regulations requiring all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning.
Reasonable assurance may be in the form of an external sinking fund, a surety method, or prepayment. Alabama Power and Georgia Power have established external sinking funds to comply with the NRC's regulations. Prior to the enactment of these regulations, Alabama Power and Georgia Power had reserved nuclear decommissioning costs. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

   The estimated cost of decommissioning and the amounts being recovered through rates at December 31, 1993, for Alabama Power's Plant Farley and Georgia Power's plants Hatch and Vogtle -- based on its ownership interests -- were as follows:

                                             Plant    Plant      Plant
                                            Farley    Hatch     Vogtle
         Site study basis (year)              1993     1990       1990

         Estimated completion of
           decommissioning (year)             2029     2027       2037

                                                  (in millions)
         Cost of decommissioning:
           Radiated structures                $409     $184       $155
           Non-radiated structures              75       35         62
           Other                                94       55         54

         Total cost                           $578     $274       $271

                                                  (in millions)
         Approved for ratemaking              $578     $184       $155
         Amount expensed in 1993                14        6          6
         Balance in external trust fund         50       22         16
         Balance in internal reserve            53       33         11

   The amounts in the internal reserve are being transferred into the external trust fund over a set period of time as approved by the respective state public service commissions.

   The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of regulatory requirements, changes in technology, and changes in costs of labor, materials, and equipment.

PLANT VOGTLE PHASE-IN PLANS

In 1987 and 1989, the Georgia Public Service Commission (GPSC) ordered that the allowed costs of Plant Vogtle, a two-unit nuclear facility of which Georgia Power owns 45.7 percent, be phased into rates under plans that meet the requirements of Financial Accounting Standards Board (FASB) Statement No. 92, Accounting for Phase-In Plans. Under these plans, Georgia Power deferred financing costs and depreciation expense until the allowed investment was fully reflected in rates as of October 1991. In 1991, the GPSC modified the Plant Vogtle phase-in plan to begin earlier amortization of the costs deferred under the plan. Also, the GPSC levelized capacity buyback expense from co-owners of Plant Vogtle. See Note 3 for additional information regarding Georgia Power's 1991 rate order. Previously, pursuant to two separate interim accounting orders by the GPSC, Georgia Power deferred substantially all operating expenses and financing costs related to Plant Vogtle. Units 1 and 2 began commercial operation in May 1987 and May 1989, respectively. The accounting orders were for the periods from the date of each unit's commercial operation until October 1987 and 1989, respectively. Under phase-in plans and accounting orders from the GPSC, Georgia Power deferred and began amortizing the costs -- recovered through rates -- related to Plant Vogtle as follows:

                                                          Unrecovered
                                                              Balance
                                                             Year-End
                                    1993     1992     1991      1993
                                              (in millions)
         Deferred:
           Financing costs         $  --   $   --    $ 35       $388

           Capacity buyback
             expense                  38      100      30        168
           Other operating
             expenses                 --       --       7        279
         Amortization of
           amounts deferred          (74)     (69)    (53)      (328)


         Net deferred amounts      $ (36)     $31    $ 19       $507


   The unrecovered balance above includes approximately $160 million related to the adoption in 1993 of FASB Statement No. 109, Accounting for Income Taxes. See Note 9 for information about Statement No. 109.

The Southern Company and Subsidiary Companies 1993 Annual Report




   Each GPSC order calls for recovery of deferred costs within 10 years. Also, the orders authorized Georgia Power to impute a return similar to allowance for funds used during construction (AFUDC) on its investment in Plant Vogtle units 1 and 2 after the units began commercial operation. These deferred returns are included in the above amounts, except for the equity component in the case of the Unit 2 accounting order.

INCOME TAXES

The companies provide deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

   In years prior to 1993, income taxes were accounted for and reported under Accounting Principles Board Opinion No. 11. Effective January 1, 1993, The Southern Company adopted FASB Statement No. 109, Accounting for Income Taxes. Statement No. 109 required, among other things, conversion to the liability method of accounting for accumulated deferred income taxes. See Note 9 for additional information about Statement No. 109.

AFUDC AND DEFERRED RETURN

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used by the companies to calculate AFUDC during the years 1991 through 1993 ranged from a before-income-tax rate of 4.9 percent to 11.4 percent. Deferred income taxes related to capitalized debt cost were $5 million, $4 million, and $7 million in 1993, 1992, and 1991, respectively. After Plant Vogtle units 1 and 2 began commercial operation in 1987 and 1989, respectively, Georgia Power imputed a deferred return similar to AFUDC on its investment in the units under the short-term cost deferrals and phase-in plans, as discussed earlier. AFUDC and the deferred return, net of income tax, as a percent of consolidated net income were 1.7 percent in 1993,
1.8 percent in 1992, and 6.0 percent in 1991. The deferred return was discontinued in October 1991 after the allowed investment in Plant Vogtle was fully reflected in rates.

UTILITY PLANT

Utility plant is stated at original cost less regulatory disallowances. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

CASH AND CASH EQUIVALENTS

For purposes of the Consolidated Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

FINANCIAL INSTRUMENTS

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, all financial instruments of The Southern Company -- for which the carrying amount does not approximate fair value -- are shown in the table below at December 31:

                                                       1993
                                             Carrying            Fair
                                              Amount            Value
                                                  (in millions)
         Nuclear decommissioning trusts      $   88            $   90
         Long-term debt                       7,321             7,729
         Preferred stock subject
            to mandatory redemption               2                 2


                                                       1992
                                              Carrying           Fair
                                                Amount          Value
                                                    (in millions)
         Nuclear decommissioning trusts      $   52            $   53
         Investment securities                  199               221
         Long-term debt                       7,165             7,566
         Preferred stock subject
            to mandatory redemption              73                79

   The fair values of nuclear decommissioning trusts and investment securities were based on listed closing market prices. The fair values for long-term debt and preferred

The Southern Company and Subsidiary Companies 1993 Annual Report

stock subject to mandatory redemption were based on either closing market prices or closing prices of comparable instruments.

MATERIALS AND SUPPLIES

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed. In 1992, Georgia Power converted to the inventory method of accounting for certain emergency spare parts. This conversion resulted in a regulatory liability that will be amortized as a credit to income over approximately four years. This conversion will not have a material effect on net income.

VACATION PAY

The operating companies' employees earn their vacation in one year and take it in the subsequent year. However, for ratemaking purposes, vacation pay is recognized as an allowable expense only when paid. Consistent with this ratemaking treatment, the companies accrue a current liability for earned vacation pay and record a current asset representing the future recoverability of this cost. The amount was $73 million and $70 million at December 31, 1993 and 1992, respectively. In 1994, an estimated 71 percent of the 1993 deferred vacation cost will be expensed, and the balance will be charged to construction and other accounts.

2.  RETIREMENT BENEFITS

PENSION PLAN

The system companies have defined benefit, trusteed, non-contributory pension plans that cover substantially all regular employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat-dollar benefit.
Primarily, the companies use the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension fund are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

POSTRETIREMENT BENEFITS

The system companies also provide certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. A qualified trust for medical benefits has been established for funding amounts to the extent deductible under federal income tax regulations. Amounts funded are primarily invested in debt and equity securities. Accrued costs of life insurance benefits, other than current cash payments for retirees, currently are not being funded.

   Effective January 1, 1993, the system companies adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. Statement No. 106 requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." In October 1993, the GPSC ordered Georgia Power to phase in the adoption of Statement No. 106 to cost of service over a five-year period, whereby one-fifth of the additional costs would be expensed in 1993 and the remaining costs would be deferred. An additional one-fifth of the costs would be expensed each succeeding year until the costs are fully reflected in cost of service in 1997. The costs deferred during the five-year period will be amortized to expense over a 15-year period beginning in 1998. As a result of regulatory treatment allowed by the operating companies' respective public service commissions, the adoption of Statement No. 106 did not have a material impact on consolidated net income.

   Prior to 1993, the system companies, except for Georgia Power and Savannah Electric, recognized these benefit costs on an accrual basis using the "aggregate cost" actuarial method, which spreads the expected cost of such benefits over the remaining periods of employees' service as a level percentage of payroll costs. Consistent with regulatory treatment in these years, Georgia Power and Savannah Electric recognized these costs on a cash basis as payments were made. The total costs of such benefits recognized by system companies in 1992 and 1991 were $42 million and $36 million, respectively.

STATUS AND COST OF BENEFITS

Shown in the following tables are actuarial results and assumptions for pension and postretirement medical and life insurance benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. Retiree medical and life insurance information is shown only for 1993 because Statement

The Southern Company and Subsidiary Companies 1993 Annual Report


No. 106 was adopted as of January 1, 1993, on a prospective basis. The funded status of the plans at December 31 was as follows:

                                                      Pension
                                                  1993        1992
                                                    (in millions)
         Actuarial present value of
            benefit obligation:
              Vested benefits                  $  1,534    $  1,293
              Non-vested benefits                    76          62

         Accumulated benefit obligation           1,610       1,355
         Additional amounts related to
            projected salary increases              558         638

         Projected benefit obligation             2,168       1,993
         Less:
            Fair value of plan assets             3,337       2,994
            Unrecognized net gain                (1,060)       (891)
            Unrecognized prior service cost          72          77
            Unrecognized transition asset          (152)       (164)

         Prepaid asset recognized in the
            Consolidated Balance Sheets        $     29    $     23



                                                     Postretirement
                                                  Medical        Life
                                                   1993           1993
                                                      (in millions)
         Actuarial present value of
            benefit obligation:
              Retirees and dependents          $    243    $     75
              Employees eligible to retire           48          --
              Other employees                       389          96

         Accumulated benefit obligation             680         171
         Less:
            Fair value of plan assets                95           2
            Unrecognized net loss (gain)             76         (13)
            Unrecognized transition obligation      419         113

         Accrued liability recognized in the
            Consolidated Balance Sheets        $     90    $     69



   The weighted average rates assumed in the above actuarial calculations were:

                                             1993     1992    1991
         Discount                             7.5%     8.0%   8.0%
         Annual salary increase               5.0      6.0    6.0
         Long-term return on
            plan assets                       8.5      8.5    8.5



   An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 11.3 percent for 1993, decreasing gradually to 6.0 percent through the year 2000 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate by 1 percent would increase the accumulated medical benefit obligation at December 31, 1993, by $129 million and the aggregate of the service and interest cost components of the net retiree medical cost by $14 million.

   Components of the plans' net cost are shown below:

                                                    Pension
                                              1993    1992       1991
                                                 (in millions)
         Benefits earned during the year    $  76     $  75     $  71
         Interest cost on projected
            benefit obligation                156       146       138
         Actual return on plan assets        (432)     (135)     (745)
         Net amortization and deferral        186       (85)      551

         Net pension cost (income)          $ (14)    $   1     $  15



   Of the above net pension amounts, pension income of $9 million in 1993 and pension expense of $2 million in 1992 and $11 million in 1991 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

                                                     Postretirement
                                                  Medical        Life
                                                    1993         1993
                                                      (in millions)
         Benefits earned during the year           $  21         $  6
         Interest cost on accumulated
            benefit obligation                        43           13
         Amortization of transition
            obligation over 20 years                  22            6
         Actual return on plan assets                (12)          --
         Net amortization and deferral                 5           --

         Net postretirement cost                   $  79         $ 25




   Of the above net postretirement medical and life insurance costs recorded in 1993, $64 million was charged to operating expenses, $21 million was deferred, and the remainder was charged to construction and other accounts.

The Southern Company and Subsidiary Companies 1993 Annual Report

WORK FORCE REDUCTION PROGRAMS

The system companies have incurred additional costs for work force reduction programs. The costs related to these programs were $35 million, $37 million, and $72 million for the years 1993, 1992, and 1991, respectively. A portion of the cost of these programs was deferred and is being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $19 million at December 31, 1993.

3.  LITIGATION AND REGULATORY MATTERS

RETAIL RATEPAYERS' SUIT CONCLUDED

In March 1993, several retail ratepayers of Georgia Power filed a civil complaint in the Superior Court of Fulton County, Georgia, against Georgia Power, The Southern Company, the system service company, and Arthur Andersen & Co. The complaint alleged that Georgia Power obtained excessive rate increases by improper accounting for spare parts and sought actual damages estimated by the plaintiffs to be in excess of $60 million -- plus treble and punitive damages -- for alleged violations of the Georgia Racketeer Influenced and Corrupt Organizations Act and other state statutes, statutory and common law fraud, and negligence. These state law allegations were substantially the same as those included in a 1989 suit brought in federal district court in Georgia. That suit and similar ones filed in Alabama, Florida, and Mississippi federal courts were subsequently dismissed.

   The defendants' motions to dismiss the current complaint were granted by the Superior Court of Fulton County, Georgia, in July 1993. In January 1994, the plaintiffs' appeal of the dismissal to the Supreme Court of Georgia was rejected, and this matter is concluded.

STOCKHOLDER SUIT

In April 1991, two Southern Company stockholders filed a derivative action suit in the U.S. District Court for the Southern District of Georgia against certain current and former directors and officers of The Southern Company. The suit alleges violations of the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) by officers and breaches of fiduciary duty and gross negligence by all defendants resulting from alleged fraudulent accounting for spare parts, illegal political campaign contributions, violations of federal securities laws involving misrepresentations and omissions in SEC filings, and concealment of the foregoing acts. The complaint seeks damages -- including treble damages pursuant to RICO -- in an unspecified amount, which if awarded, would be payable to The Southern Company. The plaintiffs' amended complaint was dismissed by the court in March 1992. The court ruled the plaintiffs had failed to present adequately their allegation that The Southern Company board of directors' refusal of an earlier demand by the plaintiffs was wrongful. The plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the 11th Circuit.

ALABAMA POWER HEAT PUMP FINANCING SUIT

In September 1990, two customers of Alabama Power filed a civil complaint in the Circuit Court of Shelby County, Alabama, against Alabama Power seeking to represent all persons who, prior to June 23, 1989, entered into agreements with Alabama Power for the financing of heat pumps and other merchandise purchased from vendors other than Alabama Power. The plaintiffs contended that Alabama Power was required to obtain a license under the Alabama Consumer Finance Act to engage in the business of making consumer loans. The plaintiffs were seeking an order declaring these agreements null and void and requiring Alabama Power to refund all payments -- principal and interest -- made under these agreements. The aggregate amount under these agreements, together with interest paid, currently is estimated to be $40 million.

   In June 1993, the court ordered Alabama Power to refund or forfeit interest of approximately $10 million because of Alabama Power's failure to obtain such license. However, the court's order did not require any refund or forfeiture with respect to any principal payments under the agreements at issue. Alabama Power has appealed the court's order to the Supreme Court of Alabama.

   The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the company's financial statements.

GULF POWER COAL BARGE TRANSPORTATION SUIT

In 1993, a complaint against Gulf Power and the system service company was filed in federal district court in Ohio by two companies with which Gulf Power had contracted for the transportation by barge for certain Gulf Power coal supplies. The complaint alleges breach of the contract by Gulf Power and seeks damages estimated by the plaintiffs to be in excess of $85 million.

The Southern Company and Subsidiary Companies 1993 Annual Report

   The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the company's financial statements.

ALABAMA POWER RATE ADJUSTMENT PROCEDURES

In November 1982, the Alabama Public Service Commission (APSC) adopted rates that provide for periodic adjustments based upon Alabama Power's earned return on end-of-period retail common equity. The rates also provide for adjustments to recognize the placing of new generating facilities in retail service. Both increases and decreases have been placed into effect since the adoption of these rates. The rate adjustment procedures allow a return on common equity range of 13.0 percent to 14.5 percent and limit increases or decreases in rates to 4 percent in any calendar year.

   The APSC issued an order in December 1991 that reduced a scheduled 2.03 percent annual increase in rates to 1.03 percent, effective January 1992. The 1 percent reduction will remain in effect through 1994. The rate reduction was designed to refund to retail ratepayers a portion of the benefits from a settled contract dispute with Gulf States Utilities Company (Gulf States). The present value of this portion of the settlement -- amounting to some $60 million -- is being amortized to income to offset the rate reduction in accordance with the APSC's rate order. See Note 8 for additional information concerning the Gulf States settlement.

   Also in the December 1991 rate order, the APSC reaffirmed its satisfaction with the ratemaking mechanism and stated that it did not foresee any further review or changes in the procedures until after 1994. The ratemaking procedures will remain in effect after 1994 unless the APSC votes to modify or discontinue them.

GEORGIA POWER'S DEMAND-SIDE CONSERVATION PROGRAMS

In October 1993, a Superior Court of Fulton County, Georgia, judge ruled that rate riders previously approved by the GPSC for recovery of Georgia Power's costs incurred in connection with demand-side conservation programs were unlawful. The judge held that the GPSC lacked statutory authority to approve such rate riders except through general rate case proceedings and that those procedures had not been followed. Georgia Power suspended collection of the demand-side conservation costs and appealed the court's decision to the Georgia Court of Appeals. In December 1993, the GPSC approved Georgia Power's request for an accounting order allowing Georgia Power to defer all current unrecovered and future costs related to these programs until the superior court's decision is reversed or until the next general rate case proceedings. An association of industrial customers has filed a petition for review of the accounting order in superior court. Georgia Power's costs related to these conservation programs through 1993 were $60 million, of which $15 million has been collected and the remainder deferred. The estimated costs, assuming no change in the programs certified by the GPSC, are $38 million in 1994 and $40 million in 1995.

   The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the company's financial statements.

GEORGIA POWER 1991 RATE ORDER; PHASE-IN PLAN MODIFICATIONS

Georgia Power received a rate order in 1991 from the GPSC that modified the Plant Vogtle phase-in plans to begin earlier amortization of the costs deferred under the plans. The amortization period began October 1991 -- rather than October 1994 as originally scheduled -- and extends through September 1999. In addition, the GPSC ordered the levelization of capacity buyback expense from the co-owners of Plant Vogtle over a six-year period beginning October 1991. This results in net cost deferrals during the first three years and subsequent amortization of the deferred amounts in the last three years.

MISSISSIPPI POWER RETAIL RATE ADJUSTMENT PLAN

Mississippi Power's retail base rates have been set under a Performance Evaluation Plan (PEP) since 1986 with various modifications in 1991 and the latest in 1994. In 1993, the Mississippi Public Service Commission (MPSC) ordered Mississippi Power to review and propose changes that would enhance the plan. Mississippi Power filed a revised plan, and the MPSC approved PEP-2 on January 4, 1994. Under PEP-2, Mississippi Power's rate of return will be measured on retail net investment rather than on common equity, as previously calculated. Also, the number of indicators used to evaluate Mississippi Power's performance was reduced to three with emphasis on price and service to the customer. In addition, PEP-2 provides for the sharing of rate adjustments based on low rates and on the performance rating. The evaluation periods for PEP-2 are semiannual. Any change in rates is limited to 2 percent of retail revenues per period before a public hearing is required. PEP-2 will remain in effect until the MPSC modifies or terminates the plan.

The Southern Company and Subsidiary Companies 1993 Annual Report

FERC REVIEWS EQUITY RETURNS

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power, and other similar contracts.
Any changes in the rate of return on common equity that may occur as a result of this proceeding would be effective 60 days after a proper notice of the proceeding is published. A notice was published on May 10, 1991.

   In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

   The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the company's financial statements.

4.  CONSTRUCTION PROGRAM

GENERAL

The operating companies are engaged in continuous construction programs, currently estimated to total some $1.5 billion in 1994, $1.3 billion in 1995, and $1.5 billion in 1996. These estimates include AFUDC of $34 million in 1994, $41 million in 1995, and $35 million in 1996. The construction programs are subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; changes in existing nuclear plants to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 1993, significant purchase commitments were outstanding in connection with the construction program. The operating companies do not have any new baseload generating plants under construction. However, within the service area, the construction of combustion turbine peaking units of approximately 1,700 megawatts is planned to be completed by 1996. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

   See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

ROCKY MOUNTAIN PROJECT STATUS

In its 1985 financing order, the GPSC concluded that completion of the Rocky Mountain pumped storage hydroelectric project in 1991 was not economically justifiable and reasonable and withheld authorization for Georgia Power to spend funds from approved securities issuances on that project. In 1988, Georgia Power and Oglethorpe Power Corporation (OPC) entered into a joint ownership agreement for OPC to assume responsibility for the construction and operation of the project, as discussed in Note 6. However, full recovery of Georgia Power's costs depends on the GPSC's treatment of the project's cost and disposition of the project's capacity output. In the event Georgia Power cannot demonstrate to the GPSC the project's economic viability based on current ownership, construction schedule, and costs, then part or all of such costs may have to be written off. At December 31, 1993, Georgia Power's investment in the project amounted to approximately $197 million. AFUDC accrued on the Rocky Mountain project has not been credited to income or included in the project cost since December 1985. If accrual of AFUDC is not resumed, Georgia Power's portion of the estimated total plant additions at completion would be approximately $199 million. The plant is currently scheduled to begin commercial operation in 1995. Georgia Power has held preliminary discussions with other parties regarding the potential disposition of its remaining interest in the project.

   The ultimate outcome of this matter cannot now be determined.

5.  FINANCING, INVESTMENT, AND
    COMMITMENTS

GENERAL

In early 1994, The Southern Company sold -- through a public offering -- 5.6 million shares of common stock with proceeds totaling $120 million. The company may require additional equity capital during the remainder of 1994. The amount and timing of additional equity capital to be raised in 1994 -- as well as in subsequent years -- will be contingent on The Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans.

The Southern Company and Subsidiary Companies 1993 Annual Report

   To the extent possible, the operating companies' construction programs are expected to be financed primarily from internal sources. Short-term debt will be utilized when necessary; the amounts available are discussed below. The subsidiary companies may issue additional long-term debt and preferred stock primarily for the purposes of debt maturities and for redeeming higher-cost securities.

FOREIGN UTILITY OPERATIONS

During 1993, The Southern Company made investments of approximately $315 million in utilities that own and operate generating facilities in various foreign markets. The consolidated financial statements reflect these investments in majority-owned subsidiaries on a consolidated basis and other investments on an equity basis.

BANK CREDIT ARRANGEMENTS

At the beginning of 1994, unused credit arrangements with banks totaled $1.1 billion, of which approximately $500 million expires at various times during 1994 and 1995; $130 million expires at May 1, 1996; $400 million expires at June 30, 1996; and $70 million expires at December 1, 1996.

   Georgia Power's revolving credit agreements of $150 million, of which $130 million remained unused as of December 31, 1993, expire May 1, 1996. During the term of these agreements, Georgia Power may convert short-term borrowings into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at Georgia Power's option. In connection with these credit arrangements, Georgia Power agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks.

   The $400 million expiring June 30, 1996, is under revolving credit arrangements with several banks providing The Southern Company, Alabama Power, and Georgia Power up to the total credit amount of $400 million. To provide liquidity support to commercial paper programs, $135 million and $165 million of the $400 million available credit are currently dedicated to the exclusive use of Alabama Power and Georgia Power, respectively. During the term of these agreements, short-term borrowings may be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements require payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

   Mississippi Power has $70 million of revolving credit agreements expiring December 1, 1996. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at Mississippi Power's option. In connection with these credit arrangements, Mississippi Power agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks.

   Savannah Electric has $20 million of revolving credit arrangements expiring December 31, 1995. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at Savannah Electric's option. In connection with these credit arrangements, Savannah Electric agrees to pay commitment fees based on the unused portions of the commitments.

   In connection with all other lines of credit, the companies have the option of paying fees or maintaining compensating balances, which are substantially all the cash of the companies except for daily working funds and similar items. These balances are not legally restricted from withdrawal.

   In addition, the companies from time to time borrow under uncommitted lines of credit with banks, and in the case of Alabama Power and Georgia Power, through commercial paper programs that have the liquidity support of committed bank credit arrangements.

ASSETS SUBJECT TO LIEN

The operating companies' mortgages, which secure the first mortgage bonds issued by the companies, constitute a direct first lien on substantially all of the companies' respective fixed property and franchises.

FUEL COMMITMENTS

To supply a portion of the fuel requirements of the system's generating plants, the subsidiary companies have

The Southern Company and Subsidiary Companies 1993 Annual Report

entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Total estimated long-term obligations were approximately $15 billion at December 31, 1993. Additional commitments for coal and nuclear fuel will be required in the future to supply the operating companies' fuel needs.

   To take advantage of lower-cost coal supplies, agreements were reached in 1986 for the payment of $121 million to terminate two contracts for the supply of coal to Plant Daniel, which is jointly owned by Gulf Power and Mississippi Power. Also, in March 1988, Gulf Power made an advance payment of $60 million to a coal supplier under an agreement to lower the cost of future coal purchased under an existing contract. These amounts are being amortized to expense. The remaining unamortized amount included in deferred charges at December 31, 1993, was $70 million.

OPERATING LEASES

The operating companies have entered into coal rail car rental agreements with various terms and expiration dates. Rental expense totaled $11 million, $9 million, and $7 million for 1993, 1992, and 1991, respectively. At December 31, 1993, estimated minimum rental commitments for noncancelable operating leases were as follows:

                                                        Amounts
                                                     (in millions)
         1994                                          $  12
         1995                                             14
         1996                                             12
         1997                                             12
         1998                                             12
         1999 and thereafter                             226

         Total minimum payments                        $ 288



6. FACILITY SALES AND JOINT OWNERSHIP
   AGREEMENTS

In 1992, Alabama Power sold an undivided interest in units 1 and 2 of Plant Miller and related facilities to Alabama Electric Cooperative, Inc.

   Since 1975, Georgia Power has sold undivided interests in plants Vogtle, Hatch, Scherer, and Wansley in varying amounts, together with transmission facilities, to OPC, the Municipal Electric Authority of Georgia (MEAG), and the city of Dalton, Georgia. Georgia Power has completed two of four separate transactions to sell Unit 4 of Plant Scherer to two Florida utilities. See
Note 7 for additional information concerning these sales. In addition, Georgia Power has entered into a joint ownership agreement with OPC with respect to the Rocky Mountain project, as discussed later.

   At December 31, 1993, Alabama Power's and Georgia Power's ownership and investment (exclusive of nuclear fuel) in jointly owned facilities with the above entities were as follows:

                                 Jointly Owned Facilities
                           Percent      Amount of     Accumulated
                         Ownership      Investment    Depreciation
                                               (in millions)
         Plant Vogtle
            (nuclear)          45.7%        $3,285           $540
         Plant Hatch
            (nuclear)          50.1            840            325
         Plant Miller
            (coal)
            Units 1 and 2      91.8            703            247
         Plant Scherer
            (coal)
            Units 1 and 2       8.4            111             33
            Unit 4             33.1            236             31
         Plant Wansley
            (coal)             53.5            286            125
         Rocky Mountain
            (pumped storage)   25.0*           197             --

*Estimated ownership at date of completion.

   Georgia Power and OPC have entered into a joint ownership agreement regarding the 848-megawatt Rocky Mountain pumped storage hydroelectric project. Under the agreement, Georgia Power will retain its present investment in the project and OPC will finance, complete, and operate the facility. Upon completion, Georgia Power will own an undivided interest in the project equal to the proportion its investment bears to the total investment in the project (excluding each party's cost of funds and ad valorem taxes). Based on current cost estimates, Georgia Power's final ownership is estimated at approximately 25 percent of the project at completion. Georgia Power has held preliminary discussions with other parties regarding the potential disposition of its remaining interest in the project.

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES 1993 ANNUAL REPORT



     Alabama Power and Georgia Power have contracted to operate and maintain the jointly owned facilities -- except for the Rocky Mountain project -- as agents for their respective co-owners. The companies' proportionate share of their plant operating expenses is included in the corresponding operating expenses in the Consolidated Statements of Income.

   In connection with a joint ownership arrangement at Plant Vogtle, Georgia Power has remaining commitments to purchase declining fractions of OPC's and MEAG's capacity and energy from this plant for periods of up to 10 years following commercial operation (and, with regard to a portion of the 5 percent additional interest in Plant Vogtle owned by MEAG, until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest). The payments for such capacity are required whether any capacity is available. The energy cost of these purchases is a function of each unit's variable operating costs. Except as noted below, the cost of such capacity and energy is included in purchased power in the Consolidated Statements of Income. Capacity payments totaled $183 million, $289 million, and $320 million, for 1993, 1992, and 1991, respectively. Projected capacity payments for the next five years are as follows: $132 million in 1994; $77 million in 1995; $70 million in 1996; $59 million in 1997; and $59 million in 1998. Also, a portion of the above capacity payments relates to Plant Vogtle costs that were written off after being disallowed for retail ratemaking purposes.

   In 1991, the GPSC ordered that the Plant Vogtle capacity buyback expense be levelized over a six-year period. The amounts deferred and not expensed in the year paid totaled $38 million in 1993, $100 million in 1992, and $30 million in 1991. The projected net amount to be deferred in 1994 is $1 million. The projected net amortization of the deferred expense is $49 million in 1995, $62 million in 1996, and $57 million in 1997.

7.   PLANNED SALES OF INTEREST IN PLANT
     SCHERER

Georgia Power has completed two of four separate transactions to sell Unit 4 of Plant Scherer to Florida Power & Light Company (FP&L) and Jacksonville Electric Authority (JEA) for a total price of approximately $806 million, including any gains on these transactions. FP&L would eventually own approximately 76.4 percent of the unit, with JEA owning the remainder. The capacity from this unit was previously dedicated to long-term power sales contracts with Gulf States that were suspended in 1988. Georgia Power will continue to operate the unit.

   The completed and scheduled remaining transactions are as follows:

          Closing                            Percent
           Date             Capacity       Ownership     Amount
                           (megawatts)               (in millions)
         July 1991               290        35.46%       $291
         June 1993               258        31.44         253
         June 1994               135        16.55         132
         June 1995               135        16.55         130

           Total                 818       100.00%       $806



   Plant Scherer -- a jointly owned coal-fired generating plant -- has four units with a total capacity of 3,272 megawatts. Unit 4 was completed in 1989. See Note 6 for information regarding current plant ownership.

8.    LONG-TERM POWER SALES
      AGREEMENTS

GENERAL

The operating subsidiaries of The Southern Company have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. Certain of these agreements are non-firm and are based on capacity of the system in general. Other agreements are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, revenues from capacity sales primarily affect profitability. The capacity revenues have been as follows:

                                       Unit                Other
           Year                       Power            Long-Term      Total
                                                    (in millions)
           1993                     $312                 $38          $350
           1992                      435                  22           457
           1991                      468                  22           490

   Long-term non-firm power of 400 megawatts was sold in 1993 to Florida Power Corporation (FPC). In January 1994, this amount decreased to 200 megawatts, and the contract will expire at year-end.

   Unit power from specific generating plants is currently being sold to FP&L, FPC, JEA, and the city of Tallahassee, Florida. Under these agreements, an average

The Southern Company and Subsidiary Companies 1993 Annual Report




of 1,700 megawatts of capacity is scheduled to be sold during 1994 and 1995. Thereafter, these sales will decline to some 1,600 megawatts and remain at that approximate level -- unless reduced by FP&L, FPC, and JEA for the periods after 1999 -- until the expiration of the contracts in 2010.

GULF STATES SETTLEMENT COMPLETED

On November 7, 1991, subsidiaries of The Southern Company entered into a settlement agreement with Gulf States that resolved litigation between the companies that had been pending since 1986 and arose out of a dispute over certain unit power and other long-term power sales contracts. In 1993, all remaining terms and obligations of the settlement agreement were satisfied.

   Based on the value of the settlement proceeds received -- less the amounts to be refunded to customers and the amounts previously included in income -- The Southern Company recorded an increase in consolidated net income of $114
million, or 18 cents per share, in November 1991.   With respect to Alabama
Power's portion of proceeds received in 1991, see Note 3 concerning the regulatory treatment of amounts being refunded to retail customers over a three-year period.

9.  INCOME TAXES

Effective January 1, 1993, The Southern Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption of Statement No. 109 resulted in cumulative adjustments that had no material effect on consolidated net income. The adoption also resulted in the recording of additional deferred income taxes and related assets and liabilities. The related assets of $1.5 billion are revenues to be received from customers. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The related liabilities of $1.1 billion are revenues to be refunded to customers. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits. Additionally, deferred income taxes related to accelerated tax depreciation previously shown as a reduction to utility plant were reclassified.

    Details of the federal and state income tax provisions are as follows:

                                               1993    1992      1991
                                                   (in millions)
         Total provision for income taxes:
         Federal --
            Currently payable                 $424     $343      $506
            Deferred -- current year           224      225       139
                      -- reversal of
                          prior years          (51)     (41)     (121)
            Deferred investment tax
              credits                          (20)      (6)      (11)

                                               577      521       513
         State --
            Currently payable                   64       50        76
            Deferred -- current year            39       46        23
                      -- reversal of
                         prior years            (3)      (9)      (15)

                                               100       87        84

         Total                                 677      608       597
         Less income taxes charged
            (credited) to other income         (57)     (39)     (21)

         Federal and state income
            taxes charged to operations       $734     $647      $618




    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                          1993
                                                      (in millions)
         Deferred tax liabilities:
            Accelerated depreciation                      $2,496
            Property basis differences                     1,741
            Deferred plant costs                             161
            Other                                            289

         Total                                             4,687

         Deferred tax assets:
            Federal effect of state deferred taxes           102
            Other property basis differences                 292
            Deferred costs                                    69
            Pension and other benefits                        46
            Other                                            210

         Total                                               719

         Net deferred tax liabilities                      3,968
         Portion included in current assets, net              11

         Accumulated deferred income taxes
            in the Consolidated Balance Sheets            $3,979



The Southern Company and Subsidiary Companies 1993 Annual Report



   Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Consolidated Statements of Income. Credits amortized in this manner amounted to $29 million in 1993, $41 million in 1992, and $48 million in 1991. At December 31, 1993, all investment tax credits available to reduce federal income taxes payable had been utilized.

   A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                             1993      1992      1991
         Federal statutory rate              35.0%      34.0%    34.0%
         State income tax,
            net of federal deduction          3.7        3.4      3.5
         Non-deductible book
           depreciation                       1.9        2.2      2.9
         Difference in prior years'
           deferred and current tax rate     (1.3)      (1.5)    (1.5)
         Other                               (1.1)      (1.6)    (1.1)

         Effective income tax rate           38.2%      36.5%    37.8%

   The Southern Company and its subsidiaries file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis, and consolidated tax savings are allocated to each company based on its ratio of taxable income to total consolidated taxable income.

10.  COMMON STOCK

STOCK DISTRIBUTION

In January 1994, The Southern Company board of directors authorized a two-for-one common stock split in the form of a stock distribution for each share held as of February 7, 1994. For all reported common stock data, the number of common shares outstanding and per share amounts for earnings, dividends, and market price have been adjusted to reflect the stock distribution.

SHARES RESERVED

At December 31, 1993, a total of 24 million shares was reserved for issuance pursuant to the Dividend Reinvestment and Stock Purchase Plan, the Employee Savings Plan, and the Executive Stock Option Plan.

EXECUTIVE STOCK OPTION PLAN

The Southern Company's Executive Stock Option Plan authorizes the granting of non-qualified stock options to key employees of The Southern Company, including officers. Currently, 34 employees are eligible to participate in the plan. As of December 31, 1993, 38 current and former employees participated in the plan. The maximum number of shares of common stock that may be issued under the Executive Stock Option Plan may not exceed 6 million. The price of options granted to date has been at the fair market value of the shares on the date of grant. Options granted to date become exercisable pro rata over a maximum period of four years from date of grant, such that all options generally are exercisable by 1997. Options outstanding will expire upon termination of the plan, which will occur on December 7, 1997, unless terminated earlier by the board of directors. Stock option activity in 1992 and 1993 is summarized below:


                                               Shares         Average
                                              Subject    Option Price
                                            To Option       Per Share
         Balance at December 31, 1991       1,399,088          $13.02
         Options granted                      434,840           18.09
         Options canceled                          --           --
         Options exercised                   (644,806)          12.75

         Balance at December 31, 1992       1,189,122           15.02
         Options granted                      359,492           21.22
         Options canceled                         --               --
         Options exercised                   (183,804)          14.14

         Balance at December 31, 1993       1,364,810          $16.77

         Shares reserved for future grants:

           At December 31, 1991             4,508,776
           At December 31, 1992             4,073,936
           At December 31, 1993             3,714,444

         Options exercisable:
           At December 31, 1992               243,566
           At December 31, 1993               475,795

The Southern Company and Subsidiary Companies 1993 Annual Report



11.  OTHER LONG-TERM DEBT

Details of other long-term debt are as follows:

                                                  December 31,
                                                1993        1992
                                                 (in millions)
Obligations incurred in connection
   with the sale by public authorities
   of tax-exempt pollution control
   revenue bonds:
Collateralized --
  5.375% to 10.0% due 2003-2023               $  708      $  512
  Variable rates (3.05% to 3.40%)
    due 2016-2022                                 63          23
Non-collateralized --
  5.9% to 7.25% due 2003-2006                      6          32
  7.2% to 9.2% due 2007-2010                      --          92
  Variable rate (3.7% at 1/1/94)
   due 2011                                       10          10
  7.2% to 12.25% due 2013-2014                   644         738
  6.75% to 10.6% due 2015-2017                   890         891
  5.8% due 2022                                   10          --
  Variable rate (3.55% at 1/1/94)
   due 2019                                       59          59
  Variable rates (3.7% to 6.2% at
  1/1/94) due 2021 and 2022                       23          23
Less funds on deposit with trustees               --           2

                                               2,413       2,378

Capitalized lease obligations:
  Nuclear fuel                                    96         104
  Buildings                                      146         154
  Other                                            5           6

                                                 247         264

Notes payable:
  8.25% due 1993-1995                             35          51
  7.5% due 1993-1995                               2           3
  9.75% due 1993-2010                             10          10
  8.0% due 1993                                   --           2
  4.36% to 8.00% due 1993-1995                   101          20
  4.62% to 9.4% due 1996-2000                     94          25
  Adjustable rates (3.45% to
   4.41% at 1/1/94) due 1994                      60          67

                                                 302         178

Total                                         $2,962      $2,820


   With respect to the collateralized pollution control revenue bonds, the operating companies have authenticated and delivered to trustees a like principal amount of first mortgage bonds as security for obligations under installment sale or loan agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under the agreements.

   Assets acquired under capital leases are recorded as utility plant in service, and the related obligation is classified as other long-term debt. The net book value of capitalized leases was $217 million and $236 million at
December 31, 1993 and 1992, respectively.   At December 31, 1993, the composite
interest rates for nuclear fuel, buildings, and other were 3.6 percent, 9.7 percent, and 12.0 percent, respectively. Sinking fund requirements and/or serial maturities through 1998 applicable to other long-term debt are as follows: $89 million in 1994; $154 million in 1995; $58 million in 1996; $26 million in 1997; and $7 million in 1998.

12.   LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year is as follows:

                                                        1993     1992
                                                        (in millions)
         Bond improvement fund requirements             $ 51     $ 54
         Less:
            Portion to be satisfied by certifying
              property additions                           3        2
         Reacquired bonds                                 25       --

         Cash sinking fund requirements                   23       52
         First mortgage bond maturities
            and redemptions                               44       57
         Other long-term debt maturities
            (Note 11)                                     89       79

         Total                                          $156     $188

   The first mortgage bond improvement (sinking) fund requirements amount to 1 percent of each outstanding series of bonds authenticated under the indentures prior to January 1 of each year, other than those issued to collateralize pollution control and other obligations. The requirements may be satisfied by depositing cash or reacquiring bonds, or by pledging additional property equal to 166 2/3 percent of such requirements.

The Southern Company and Subsidiary Companies 1993 Annual Report




13.  NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The act limits to $9.4 billion public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. A company could be assessed up to $79 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power -- based on its ownership and buyback interests -- is $159 million and $171 million, respectively, per incident but not more than an aggregate of $20 million and $22 million, respectively, to be paid for each incident in any one year.

   Alabama Power and Georgia Power are members of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium adjustment in the event that losses exceed accumulated reserve funds. Alabama Power's and Georgia Power's maximum annual assessments are limited to $14 million and $18 million, respectively, under current policies.

   Additionally, both companies have policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million NML coverage. This excess insurance is provided by Nuclear Electric Insurance Limited (NEIL), a mutual insurance company, and American Nuclear Insurers/Mutual Atomic Energy Liability Underwriters.

   NEIL also covers the additional costs that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can be insured against increased costs of replacement power in an amount up to $3.5 million per week -- starting 21 weeks after the outage -- for one year and up to $2.3 million per week for the second and third years.

   Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum annual assessments under current policies for Alabama Power and Georgia Power for excess property damage would be $16 million and $15 million, respectively. The replacement power assessments are $9 million for Alabama Power and $13 million for Georgia Power.

   For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies issued or renewed on or after April 2, 1991, shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are to be applied next toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

   Alabama Power and Georgia Power participate in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, Alabama Power and Georgia Power could be subject to a maximum total assessment of $6 million and $7 million, respectively.

The Southern Company and Subsidiary Companies 1993 Annual Report




14.  COMMON STOCK DIVIDEND
     RESTRICTIONS


The income of The Southern Company is derived primarily from equity in earnings of its operating subsidiaries. At December 31, 1993, $1.6 billion of consolidated retained earnings was restricted against the payment by the operating companies of cash dividends on common stock under terms of bond indentures or charters.



15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for 1993 and 1992 are as follows:

                                                                                                  Per Common Share*
                                    Operating     Operating   Consolidated                                               Price Range
          Quarter Ended              Revenues        Income      Net Income         Earnings      Dividends          High        Low
                                                 (in millions)
          March 1993                  $1,840          $377             $177            $0.28          $0.285        21 3/8    18 3/8
          June 1993                    2,068           426              250             0.39           0.285        22 1/2    19 3/8
          September 1993               2,636           637              442             0.70           0.285        23        20 1/2
          December 1993                1,945           324              133             0.20           0.285        23 5/8    20 3/4

          March 1992                  $1,808          $387             $185            $0.29          $0.275        17 3/8    15 1/8
          June 1992                    2,011           428              223             0.36           0.275        17 5/8    15 5/8
          September 1992               2,386           609              404             0.64           0.275        19        17 3/8
          December 1992                1,868           338              141             0.22           0.275        19 1/2    17 5/8

*Common stock data have been adjusted to reflect a two-for-one stock split in the form of a stock distribution for each share held as of February 7, 1994.

The company's business is influenced by seasonal weather conditions and the timing of rate changes.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
The Southern Company and Subsidiary Companies 1993 Annual Report
(See Note Below)



                                                                                        1993             1992          1991
OPERATING REVENUES (in millions)                                                   $   8,489        $   8,073     $   8,050
CONSOLIDATED NET INCOME (in millions)                                              $   1,002        $     953     $     876
EARNINGS PER SHARE OF COMMON STOCK                                                 $    1.57        $    1.51     $    1.39
CASH DIVIDENDS PAID PER SHARE OF COMMON STOCK                                      $    1.14        $    1.10     $    1.07
RETURN ON AVERAGE COMMON EQUITY (percent)                                              13.43            13.42         12.74
TOTAL ASSETS (in millions)                                                         $  25,911        $  20,038     $  19,863
GROSS PROPERTY ADDITIONS (in millions)                                             $   1,441        $   1,105     $   1,123

CAPITALIZATION (in millions):
Common stock equity                                                                $   7,684        $   7,234     $   6,976
Preferred stock                                                                        1,332            1,351         1,207
Preferred and preference stock subject
  to mandatory redemption                                                                  1                8           126
Long-term debt                                                                         7,412            7,241         7,992

Total excluding amounts due within one year                                        $  16,429        $  15,834     $  16,301

CAPITALIZATION RATIOS (percent):
Common stock equity                                                                     46.8             45.7          42.8
Preferred stock                                                                          8.1              8.6           8.2
Long-term debt                                                                          45.1             45.7          49.0

Total excluding amounts due within one year                                            100.0            100.0         100.0

OTHER COMMON STOCK DATA:
Book value per share (year-end)                                                    $   11.96        $   11.43     $   11.05
Market price per share:
  High                                                                                23 5/8           19 1/2        17 3/8
  Low                                                                                 18 3/8           15 1/8        12 7/8
  Close                                                                               22               19 1/4        17 1/8
Market-to-book ratio (year-end)  (percent)                                             183.9            168.4         155.5
Price-earnings ratio (year-end)  (times)                                                14.0             12.7          12.4
Dividends paid (in millions)                                                       $     726        $     695     $     676
Dividend yield (year-end)  (percent)                                                     5.2              5.7           6.2
Dividend payout ratio  (percent)                                                        72.4             72.9          77.1
Cash coverage of dividends (year-end)  (times)                                           2.9              2.8           2.5
Proceeds from sales of stock (in millions)                                         $     204        $      30            --
Shares outstanding (in thousands):
  Average                                                                            637,319          631,844       631,307
  Year-end                                                                           642,662          632,917       631,307
Stockholders of record (year-end)                                                    237,105          247,378       254,568

FIRST MORTGAGE BONDS (in millions):
Issued                                                                             $   2,185        $   1,815     $     380
Retired                                                                                2,178            2,575           881

PREFERRED STOCK  (in millions):
Issued                                                                             $     426        $     410     $     100
Retired                                                                                  516              326           125

CUSTOMERS (year-end)  (in thousands):
Residential                                                                            2,996            2,950         2,903
Commercial                                                                               427              414           403
Industrial                                                                                18               18            18
Other                                                                                      4                4             4

Total                                                                                  3,445            3,386         3,328

EMPLOYEES (year-end)                                                                  28,743           29,085        30,402

Note: Common stock data have been adjusted to reflect a two-for-one stock split in the form of a stock distribution for each share held as of February 7, 1994.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
The Southern Company and Subsidiary Companies 1993 Annual Report
(See Note Below)




    1990            1989           1988            1987           1986            1985            1984          1983
$  8,053       $   7,620      $   7,287       $   7,204     $    7,033      $    6,999      $    6,350    $    5,673
$    604       $     846      $     846       $     577     $      903      $      845      $      735    $      604
$   0.96       $    1.34      $    1.36       $    0.96     $     1.56      $     1.56      $     1.47    $     1.32
$   1.07       $    1.07      $    1.07       $    1.07     $   1.0325      $    0.975      $    0.915    $   0.8625
    8.85           12.49          13.03            9.27          15.61           16.59           16.55         15.67
$ 19,955       $  20,092      $  19,731       $  19,518     $   18,483      $   16,855      $   15,327    $   13,790
$  1,185       $   1,346      $   1,754       $   1,853     $    2,367      $    2,242      $    2,130    $    1,722

$  6,783       $   6,861      $   6,686       $   6,307     $    6,133      $    5,443      $    4,741    $    4,135
   1,207           1,209          1,259           1,139          1,214           1,114           1,004           954

     151             191            206             224            178             194             206           214
   8,458           8,575          8,433           8,333          7,812           7,220           6,774         6,439

$ 16,599       $  16,836      $  16,584       $  16,003     $   15,337      $   13,971      $   12,725    $   11,742


    40.9            40.8           40.3            39.4           40.0            38.9            37.3          35.2
     8.2             8.3            8.8             8.5            9.1             9.4             9.5           9.9
    50.9            50.9           50.9            52.1           50.9            51.7            53.2          54.9

   100.0           100.0          100.0           100.0          100.0           100.0           100.0         100.0

$  10.74       $   10.87      $   10.60       $   10.28     $    10.35      $     9.72      $     9.08    $     8.60

  14 5/8          14 7/8         12 1/8          14 1/2         13 5/8          11 5/8           9 3/8         8 7/8

  11 1/2          11             10 1/8           8 7/8         10 1/8           8 7/8           7 1/8         7 1/4

  13 7/8          14 1/2         11 1/8          11 1/8         12 5/8          11 1/8           9 3/8         8 1/8
   129.7           134.0          105.5           108.8          122.5           114.5           103.9          95.2
    14.6            10.9            8.2            11.7            8.2             7.1             6.4           6.2
$    676       $     675      $     661       $     628     $      583      $      512      $      444    $      380
     7.7             7.3            9.6             9.6            8.4             9.2            10.2          11.0
   111.8            79.8           78.1           108.9           64.6            60.6            60.4          63.0
     2.8             2.6            2.3             2.0            2.7             2.6             3.1           3.4
      --       $       4      $     194       $     247     $      379      $      373      $      318    $      333

 631,307         631,303        622,292         601,390        580,252         541,244         501,313       456,262
 631,307         631,307        630,898         613,565        592,364         560,063         522,018       480,649
 263,046         273,751        290,725         296,079        297,302         318,221         336,165       351,012

$    300       $     280      $     335       $     700     $      735      $       20      $      150    $      129
     146             201            273             369            875              69              71            53


$     --       $     --       $     120       $     125     $      100      $      150      $       50    $       50
      96              21             10             160             53               6               6            11

   2,865           2,824          2,781           2,733          2,675           2,611           2,541         2,473
     396             392            384             374            362             348             336           324
      18              18             18              18             17              17              17            17
       4               4              4               4              4               4               4             4

   3,283           3,238          3,187           3,129          3,058           2,980           2,898         2,818

  30,263          30,530         32,523          32,612         32,358          32,354          31,753        31,499

The Southern Company and Subsidiary Companies 1993 Annual Report





                                                                                       1993          1992           1991
OPERATING REVENUES (in millions):
Residential                                                                         $  2,696       $  2,402      $  2,391
Commercial                                                                             2,313          2,181         2,122
Industrial                                                                             2,200          2,126         2,088
Other                                                                                     68             64            65

Total retail                                                                           7,277          6,773         6,666
Sales for resale within service area                                                     447            409           417
Sales for resale outside service area                                                    613            797           884

Total revenues from sales of electricity                                               8,337          7,979         7,967
Other revenues                                                                           152             94            83

Total                                                                               $  8,489       $  8,073      $  8,050

KILOWATT-HOUR SALES (in millions):
Residential                                                                           36,807         33,627        33,622
Commercial                                                                            32,847         31,025        30,379
Industrial                                                                            48,738         47,816        46,050
Other                                                                                    814            777           817

Total retail                                                                         119,206        113,245       110,868
Sales for resale within service area                                                  13,258         12,107        12,320
Sales for resale outside service area                                                 12,445         16,632        19,839

Total                                                                                144,909        141,984       143,027
AVERAGE REVENUE PER KILOWATT-HOUR (cents):
Residential                                                                             7.32           7.14          7.11
Commercial                                                                              7.04           7.03          6.99
Industrial                                                                              4.51           4.45          4.53
Total retail                                                                            6.10           5.98          6.01
Sales for resale                                                                        4.12           4.20          4.05
Total sales                                                                             5.75           5.62          5.57
AVERAGE ANNUAL KILOWATT-HOUR USE PER RESIDENTIAL CUSTOMER                             12,378         11,490        11,659
AVERAGE ANNUAL REVENUE PER RESIDENTIAL CUSTOMER                                     $ 906.60       $ 820.67      $ 829.18
PLANT NAMEPLATE CAPACITY RATINGS  (year-end)  (megawatts)                             29,513         29,830        29,915
MAXIMUM PEAK-HOUR DEMAND  (megawatts):
Winter                                                                                19,432         19,121        19,166
Summer                                                                                25,937         24,146        25,261
SYSTEM RESERVE MARGIN (at peak)  (percent)                                              13.2           14.3          16.5
ANNUAL LOAD FACTOR (percent)                                                            59.4           60.3          58.3
PLANT AVAILABILITY (percent):
Fossil-steam                                                                            87.9           88.6          91.3
Nuclear                                                                                 85.9           85.2          83.4

SOURCE OF ENERGY SUPPLY (percent):
Coal                                                                                    72.2           71.7          72.6
Nuclear                                                                                 16.1           16.2          16.2
Hydro                                                                                    3.9            4.6           4.4
Oil and gas                                                                              0.7            0.5           0.6
Purchased power                                                                          7.1            7.0           6.2

Total                                                                                  100.0          100.0         100.0
TOTAL FUEL ECONOMY DATA:
BTU per net kilowatt-hour generated                                                    9,994          9,976        10,022
Cost of fuel per million BTU (cents)                                                  166.85         162.58        168.28
Average cost of fuel per net kilowatt-hour generated (cents)                           1.67           1.62          1.69

The Southern Company and Subsidiary Companies 1993 Annual Report




                1990            1989           1988           1987           1986            1985            1984           1983
            $  2,342        $  2,194       $  2,103       $  2,042       $  1,996        $  1,825        $  1,751       $  1,641
               2,062           1,965          1,835          1,692          1,613           1,512           1,410          1,284
               2,085           2,011          1,945          1,870          1,845           1,830           1,790          1,600
                  64              60             56             54             52              50              47             42

               6,553           6,230          5,939          5,658          5,506           5,217           4,998          4,567
                 412             401            480            461            511             436             456            439
                 977             928            777          1,028            957           1,289             854            619

               7,942           7,559          7,196          7,147          6,974           6,942           6,308          5,625
                 111              61             91             57             59              57              42             48

            $  8,053        $  7,620       $  7,287       $  7,204       $  7,033        $  6,999        $  6,350       $  5,673

              33,118          31,627         31,041         30,583         29,501          27,088          26,163         25,425
              29,658          28,454         27,005         25,593         24,166          22,512          20,816         19,512
              45,974          45,022         43,675         42,113         40,503          39,804          39,055         35,618
                 806             787            763            737            723             713             663            645

             109,556         105,890        102,484         99,026         94,893          90,117          86,697         81,200
              11,134          11,419         14,806         13,282         14,347          11,079          11,193         10,829
              24,402          24,228         15,860         22,905         16,909          27,881          21,374         15,509

             145,092         141,537        133,150        135,213        126,149         129,077         119,264        107,538


                7.07            6.94           6.77           6.68           6.77            6.74            6.69           6.45
                6.96            6.91           6.79           6.61           6.67            6.71            6.77           6.58
                4.53            4.47           4.45           4.44           4.56            4.60            4.58           4.49
                5.98            5.88           5.80           5.71           5.80            5.79            5.76           5.62
                3.91            3.73           4.10           4.11           4.69            4.43            4.02           4.02
                5.47            5.34           5.40           5.29           5.53            5.38            5.29           5.23
              11,637          11,287         11,255         11,307         11,157          10,515          10,434         10,395
            $ 822.93        $ 782.90       $ 762.42       $ 754.96       $ 754.93        $ 708.46        $ 698.26       $ 670.76
              29,532          29,532         27,552         27,610         26,262          26,262          25,397         25,377

              17,629          20,772         18,685         18,185         19,665          19,347          16,353         15,502
              25,981          24,399         23,641         23,194         23,255          21,778          20,210         20,999
                14.0            21.0           15.0           16.2           11.4            17.6            32.8           27.0
                56.6            58.6           59.8           58.7           57.2            57.4            58.9           53.9

                91.9            92.2           91.3           91.2           90.3            90.5            90.5           90.5
                83.0            87.0           78.4           84.5           74.2            80.3            66.9           75.8

                72.1            71.5           77.7           77.8           79.4            78.5            77.3           75.2
                15.6            15.7           14.5           13.1           11.5            12.0            11.8           13.2
                 4.4             5.2            2.3            3.3            2.2             3.1             5.6            6.4
                 1.3             1.1            0.7            0.6            0.9             0.3             0.2            0.5
                 6.6             6.5            4.8            5.2            6.0             6.1             5.1            4.7

               100.0           100.0          100.0          100.0          100.0           100.0           100.0          100.0

              10,065          10,086         10,094         10,122         10,171          10,193          10,208         10,357
              172.81          171.00         170.36         176.64         185.89          191.24          191.44         184.25
                1.74            1.72           1.72           1.78           1.89            1.95            1.95           1.91

    CONSOLIDATED STATEMENTS OF INCOME
    The Southern Company and Subsidiary Companies






FOR THE YEARS ENDED DECEMBER 31,                                  1993     1992      1991

(Millions of Dollars)

OPERATING REVENUES                                              $  8,489  $  8,073 $   8,050

OPERATING EXPENSES:
 Operation --
  Fuel                                                             2,265     2,114     2,237
  Purchased power                                                    336       454       468
  Proceeds from settlement of disputed contracts                      (3)       (7)     (181)
  Other                                                            1,448     1,317     1,321
 Maintenance                                                         653       613       637
 Depreciation and amortization                                       793       768       763
 Deferred Plant Vogtle expenses, net                                  36       (31)       16
 Taxes other than income taxes                                       462       436       432
 Federal and state income taxes                                      734       647       618

Total operating expenses                                           6,724     6,311     6,311

OPERATING INCOME                                                   1,765     1,762     1,739
OTHER INCOME (EXPENSE):
 Allowance for equity funds used during construction                   9        10        13
 Deferred return on Plant Vogtle                                       -         -        35
 Write-off of Plant Vogtle costs                                       -         -         -
 Income tax reduction for write-off of Plant Vogtle costs              -         -         -
 Interest income                                                      30        32        30
 Other, net                                                          (41)      (50)      (57)
 Income taxes applicable to other income                              57        39        21

INCOME BEFORE INTEREST CHARGES                                     1,820     1,793     1,781

INTEREST CHARGES AND PREFERRED DIVIDENDS:
 Interest on long-term debt                                          595       684       757
 Allowance for debt funds used during construction                   (13)      (12)      (18)
 Interest on interim obligations                                      30        16        20
 Amortization of debt discount, premium, and expense, net             26        14         9
 Other interest charges                                               87        34        29
 Preferred and preference dividends of subsidiary companies           93       104       108

Net interest charges and preferred and preference dividends          818       840       905

CONSOLIDATED INCOME BEFORE REFUND OF RETAIL REVENUES
 BILLED SUBJECT TO REFUND IN PRIOR YEARS AND CUMULATIVE
 EFFECT OF A CHANGE IN METHOD OF RECORDING REVENUES                1,002       953       876
Refund of Retail Revenues Billed Subject to Refund in Prior
 Years--Less Income Taxes                                              -         -         -
Cumulative Effect as of Jan. 1, of Accruing Unbilled
 Revenues--Less Income Taxes                                           -         -         -

CONSOLIDATED NET INCOME AS REPORTED                             $  1,002  $    953 $     876

EARNINGS PER SHARE OF COMMON STOCK                              $   1.57  $   1.51 $    1.39
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
(THOUSANDS)                                                      637,319   631,844   631,307


CONSOLIDATED STATEMENTS OF INCOME
The Southern Company and Subsidiary Companies


    1990      1989      1988      1987      1986      1985      1984      1983

$   8,053 $   7,620 $   7,287 $   7,204 $   7,033 $   6,999 $   6,350 $   5,673


    2,327     2,241     2,213     2,303     2,316     2,431     2,197     1,944
      642       575       562       552       386       456       435       281
        -         -         -         -         -         -         -         -
    1,161     1,103     1,167     1,219     1,045       941       840       759
      602       542       547       574       576       562       494       429
      749       698       632       563       510       471       444       420
       31       (39)       (8)     (142)        -         -         -         -
      397       356       362       349       315       303       283       255
      520       525       412       517       672       649       576       533

    6,429     6,001     5,887     5,935     5,820     5,813     5,269     4,621

    1,624     1,619     1,400     1,269     1,213     1,186     1,081     1,052

       33        71       138       190       312       269       212       146
       83        48       107       115         -         -         -         -
     (281)        -         -      (358)        -         -         -         -
       63         -         -       129         -         -         -         -
       28        28        46        77        66        70        61        61
      (55)      (50)      (30)      (59)      (20)        -        46        (6)
       36        30        23        19         -       (19)      (42)      (20)

    1,531     1,746     1,684     1,382     1,571     1,506     1,358     1,233

      788       791       784       776       782       755       679       644
      (34)      (63)     (130)     (157)     (260)     (254)     (199)     (142)
       22        12        22        24         4        21        16         2
       10        11        10         8         6         3         2         2
       26        26        32        29        15        17        15        13
      115       123       120       125       121       119       110       106

      927       900       838       805       668       661       623       625

      604       846       846       577       903       845       735       608

        -         -         -         -         -         -         -       (11)

        -         -         -         -         -         -         -         7

$     604 $     846 $     846 $     577 $     903 $     845 $     735 $     604

$    0.96 $    1.34 $    1.36 $    0.96 $    1.56 $    1.56 $    1.47 $    1.32
  631,307   631,303   622,292   601,390   580,252   541,244   501,313   456,262


CONSOLIDATED STATEMENTS OF CASH FLOWS
The Southern Company and Subsidiary Companies


FOR THE YEARS ENDED DECEMBER 31,                                                  1993         1992         1991

(Millions of Dollars)
OPERATING ACTIVITIES:
Net income                                                                     $  1,002     $    953     $    876
Adjustments to reconcile net income to net
 cash provided by operating activities --
  Depreciation and amortization                                                   1,011          969          968
  Deferred income taxes, net                                                        209          221           26
  Deferred investment tax credits, net                                              (20)          (6)         (11)
  Allowance for equity funds used during constuction                                 (9)         (10)         (13)
  Deferred Plant Vogtle costs                                                        36          (31)         (19)
  Write-off of Plant Vogtle costs                                                     -            -            -
  Non-cash proceeds from settlement of disputed contracts                             -           (7)        (141)
  Other, net                                                                        (45)         (25)          45
  Changes in certain current assets and liabilities --
   Receivables                                                                      (55)         (10)          68
   Inventories                                                                      136          (23)          20
   Payables                                                                          43           35          (13)
   Taxes accrued                                                                      3          (62)         107
   Other                                                                            (64)          (9)         (46)

Net cash provided from operating activities                                       2,247        1,995        1,867

INVESTING ACTIVITIES:
Gross property additions                                                         (1,441)      (1,105)      (1,123)
Foreign utility operations                                                         (465)           -            -
Sales of property                                                                   262           44          291
Other                                                                               (37)          61          (45)

Net cash used for investing activities                                           (1,681)      (1,000)        (877)

FINANCING ACTIVITIES:
Proceeds:
 Common stock                                                                       205           30            -
 Preferred stock                                                                    426          410          100
 First mortgage bonds                                                             2,185        1,815          380
 Pollution control bonds                                                            386          208          126
 Other long-term debt                                                               206           48           14
 Prepaid capacity revenues                                                            -            -           53
Retirements:
 Preferred and preference stock                                                    (516)        (326)        (125)
 First mortgage bonds                                                            (2,178)      (2,575)        (881)
 Pollution control bonds                                                           (351)        (208)        (130)
 Other long-term debt                                                               (99)         (88)         (70)
Interim obligations, net                                                            114          525          180
Payment of common stock dividends                                                  (726)        (695)        (676)
Miscellaneous                                                                      (137)        (148)         (41)

Net cash provided from (used for) financing activities                             (485)      (1,004)      (1,070)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                       81           (9)         (80)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                            97          106          186

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $    178     $     97     $    106

( ) Denotes use of cash.

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Southern Company and Subsidiary Companies


     1990      1989      1988      1987      1986      1985      1984      1983

  $    604  $    846  $    846  $    577  $    903  $    845  $    735  $    604


       982       951       837       742       674       623       581       522
       158       225       206       198       465       242       243       280
         -        (1)       27        20       132       184       245       202
       (33)      (71)     (138)     (190)     (312)     (269)     (212)     (146)
       (52)      (87)     (115)     (257)        -         -         -         -
       281         -         -       358         -         -         -         -
         -         -         -         -         -         -         -         -
       (10)      (28)       46        87        15        17      (190)      (21)

         8      (123)      (21)     (113)       38       (89)      (27)     (147)
       (82)        6       (47)      (62)      (37)      127       (69)      (31)
       (41)      (23)       (6)      125        48        38       187        65
        (5)      (15)       29       (34)       24       (65)       32        25
       (34)      156       (40)       42       (56)       84        70        19

     1,776     1,836     1,624     1,493     1,894     1,737     1,595     1,372

    (1,185)   (1,346)   (1,754)   (1,853)   (2,367)   (2,242)   (2,130)   (1,722)
         -         -         -         -         -         -         -         -
        35         -         -        12         -         1       321         -
        14        54        (2)       64        46       126       110        74

    (1,136)   (1,292)   (1,756)   (1,777)   (2,321)   (2,115)   (1,699)   (1,648)


         -         4       194       247       379       373       318       333
         -         -       120       125       100       150        50        50
       300       280       335       700       735        20       150       129
         -       104        73       228       386       635       368        59
        74        74        68        81       367        68        28       186
         -         -         -         -       100         -         -         -

       (96)      (21)      (10)     (160)      (53)       (6)       (6)      (11)
      (146)     (201)     (273)     (369)     (875)      (69)      (71)      (53)
        (3)      (55)       (1)     (122)      (21)        -        (4)       (1)
      (207)      (83)     (108)      (56)      (55)      (54)      (99)     (103)
        78        27      (300)      313       (37)      (77)      118        (2)
      (676)     (675)     (661)     (628)     (583)     (512)     (444)     (380)
        (8)      (10)      (20)      (58)      (82)      (24)      (22)       (6)

      (684)     (556)     (583)      301       361       504       386       201

       (44)      (12)     (715)       17       (66)      126       282       (75)
       230       242       957       940     1,006       880       598       673

  $    186  $    230  $    242  $    957  $    940  $  1,006  $    880  $    598


CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies


At December 31,                                                               1993        1992        1991

(Millions of Dollars)

ASSETS
ELECTRIC PLANT:
  Production-
    Fossil                                                                   $ 8,006     $ 8,033     $ 7,997
    Nuclear                                                                    5,930       5,912       5,902
    Hydro                                                                      1,263       1,253       1,247

      Total production                                                        15,199      15,198      15,146
  Transmission                                                                 3,224       3,093       2,955
  Distribution                                                                 6,848       6,430       6,092
  General                                                                      2,395       2,291       2,196
  Construction work in progress                                                1,031         665         603
  Nuclear fuel, at amortized cost                                                229         257         301

    Total electric plant                                                      28,926      27,934      27,293

STEAM HEAT PLAINT                                                                 21          21          20

    Total utility plant                                                       28,947      27,955      27,313

ACCUMULATED PROVISION FOR DEPRECIATION:
  Electric                                                                     8,924       8,271       7,676
  Steam heat                                                                      10           9           8

    Total accumulated provision for depreciation                               8,934       8,280       7,684

    Total                                                                     20,013      19,675      19,629

Less property-related accumulated deferred income taxes                            -       3,186       3,020

    Total                                                                     20,013      16,489      16,609

OTHER PROPERTY AND INVESTMENTS:
  Securities received from settlement of disputed contracts                        -           -         202
  Foreign utility operations, being amortized                                    559           -           -
  Nuclear decommissioning trusts                                                  88          52          26
  Miscellaneous                                                                   89          75          83

    Total                                                                        736         127         311

CURRENT ASSETS:
  Cash and cash equivalents                                                      178          97         106
  Investment securities                                                            -         199           -
  Receivables, net                                                               962         742         723
  Accrued utility revenues                                                       185         177         160
  Fossil fuel stock, at average cost                                             254         392         445
  Materials and supplies, at average cost                                        535         533         457
  Prepayments                                                                    148         220         222
  Vacation pay deferred                                                           73          70          70

    Total current assets                                                       2,335       2,430       2,183

DEFERRED CHARGES:
  Deferred charges related to income taxes                                     1,546           -           -
  Deferred Plant Vogtle costs                                                    507         383         375
  Deferred fuel charges                                                           70          89         106
  Debt expense, being amortized                                                   33          28          23
  Premium on reacquired debt, being amortized                                    288         222         126
  Miscellaneous                                                                  383         270         130

    Total deferred charges                                                     2,827         992         760

TOTAL ASSETS                                                                 $25,911     $20,038     $19,863


CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies


  1990       1989       1988       1987       1986       1985       1984        1983

$ 7,661    $ 7,565    $ 6,226    $ 6,157    $ 5,415    $ 5,274    $ 4,740     $ 4,606
  5,820      5,976      4,995      4,987      2,490      2,341      2,312       2,229
  1,222      1,215      1,197      1,192      1,184      1,162        863         854

 14,703     14,756     12,418     12,336      9,089      8,777      7,915       7,689
  2,824      2,683      2,500      2,388      2,254      2,001      1,878       1,747
  5,738      5,365      4,944      4,510      4,131      3,793      3,491       3,225
  2,078      2,026      1,865      1,674      1,504      1,243      1,037         876
  1,092      1,006      3,071      2,519      5,162      4,278      3,830       2,906
    354        402        481        479        520        497        455         422

 26,789     26,238     25,279     23,906     22,660     20,589     18,606      16,865

     20         20         20         20         35         32         26          26

 26,809     26,258     25,299     23,926     22,695     20,621     18,632      16,891

  7,079      6,492      5,885      5,355      4,879      4,472      4,056       3,669
      8          7          6          6         13         11         11          11

  7,087      6,499      5,891      5,361      4,892      4,483      4,067       3,680

 19,722     19,759     19,408     18,565     17,803     16,138     14,565      13,211

  2,911      2,759      2,559      2,371      2,212      1,976      1,792       1,589

 16,811     17,000     16,849     16,194     15,591     14,162     12,773      11,622

      -          -          -          -          -          -          -           -
      -          -          -          -          -          -          -           -
      2          -          -          -          -          -          -           -
     83         85         88         70         69         36         32          12

     85         85         88         70         69         36         32          12

    186        230        242        957        940      1,006        880         598
      -          -          -          -          -          -          -           -
    793        765        687        687        657        685        613         566
    151        189        148        139         83         92         76          96
    467        427        490        513        501        503        649         614
    456        413        348        278        228        188        169         135
    193        192        174        136         70         22         18          34
     64         65         63         59         56         53         49          48

  2,310      2,281      2,152      2,769      2,535      2,549      2,454       2,091

      -          -          -          -          -          -          -           -
    364        322        270        173          -          -          -           -
    126        143        157        112        121          -          -           -
     23         24         24         25         24         24         22          20
     99        103        102         95         70          -          -           -
    137        134         89         80         73         84         46          45

    749        726        642        485        288        108         68          65

$19,955    $20,092    $19,731    $19,518    $18,483    $16,855    $15,327     $13,790


CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies


At December 31,                                                                     1993        1992        1991

(Millions of Dollars)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock                                                                     $ 3,213     $ 1,582     $ 1,578
  Paid-in capital                                                                    1,502       2,929       2,906
  Premium on preferred stock                                                             1           2           2

  Retained Earnings                                                                  2,968       2,721       2,490
    Total common equity                                                              7,684       7,234       6,976
  Preferred stock                                                                    1,332       1,351       1,207
  Preferred stock subject to mandatory redemption                                        1           8         126
  Long-term debt                                                                     7,412       7,241       7,992

    Total capitalization                                                            16,429      15,834      16,301
      (excluding amount due within one year)

CURRENT LIABILITIES:
  Notes payable to banks                                                               865         567         302
  Commercial paper                                                                      76         260           -
  Preferred stock due within one year                                                    1          65           7
  Long-term debt due within one year                                                   156         188         217
  Accounts payable                                                                     698         646         585
  Customer deposits                                                                    103          99          95
  Taxes accrued                                                                        206         172         215
  Interest accrued                                                                     186         191         221
  Vacation pay accrued                                                                  90          86          84
  Miscellaneous                                                                        190         242         229

    Total current liabilities                                                        2,571       2,516       1,955

DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes                                                  3,979           -           -
  Deferred credits related to income taxes                                           1,051           -           -
  Accumulated deferred investment tax credits                                          900         957       1,004
  Prepaid capacity revenues, net                                                       144         148         149
  Disallowed Plant Vogtle capacity buyback costs                                        63          72         110
  Miscellaneous                                                                        774         511         344

    Total deferred credits and other liabilities                                     6,911       1,688       1,607

Total Capitalization and Liabilities                                               $25,911     $20,038     $19,863


CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies


  1990       1989       1988       1987       1986       1985       1984        1983

$ 1,578    $ 1,578    $ 1,577    $ 1,534    $ 1,481    $ 1,400    $ 1,305     $ 1,202
  2,906      2,906      2,903      2,752      2,558      2,259      1,981       1,767
      3          3          3          3          5          7          7           6
  2,296      2,374      2,203      2,018      2,089      1,777      1,448       1,160

  6,783      6,861      6,686      6,307      6,133      5,443      4,741       4,135
  1,207      1,209      1,259      1,139      1,214      1,114      1,004         954
    151        191        206        224        177        194        205         214
  8,458      8,575      8,433      8,333      7,813      7,220      6,775       6,439

 16,599     16,836     16,584     16,003     15,337     13,971     12,725      11,742

    122         44         17        317          4         41        118           -
      -          -          -          -          -          -          -           -
      7         61         17          9         15         51          6           3
    308        169        190        192        251        303        162         140
    616        676        728        747        737        689        651         464
     91         89         83         86         82         80         83          76
    144        181        203        221        259        144        208         196
    246        233        240        233        221        226        208         181
     75         75         74         68         66         63         58          55
    233        252        104        110        111        117         91          73

  1,842      1,780      1,656      1,983      1,746      1,714      1,585       1,188

      -          -          -          -          -          -          -           -
      -          -          -          -          -          -          -           -
  1,063      1,111      1,161      1,180      1,208      1,114        968         767
    100        102         81        104        101          -          -           -
    136         73        104         79          -          -          -           -
    215        190        145        169         91         56         49          93

  1,514      1,476      1,491      1,532      1,400      1,170      1,017         860

$19,955    $20,092    $19,731    $19,518    $18,483    $16,855    $15,327     $13,790


                            ALABAMA POWER COMPANY

                              FINANCIAL SECTION

MANAGEMENT'S REPORT
Alabama Power Company 1993 Annual Report

The management of Alabama Power Company has prepared -- and is responsible for
- -- the financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

         The company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the books and records reflect only authorized transactions of the company. Limitations exist in any system of internal controls based on a recognition that the cost of the system should not exceed its benefits. The company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

         The company's system of internal accounting controls is evaluated on an ongoing basis by the company's internal audit staff. The company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

         The audit committee of the board of directors, composed of directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

         Management believes that its policies and procedures provide reasonable assurance that the company's operations are conducted according to a high standard of business ethics. In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of Alabama Power Company in conformity with generally accepted accounting principles.



/s/ Elmer B. Harris                          /s/ William B. Hutchins, III
- --------------------------                   ------------------------------
Elmer B. Harris                              William B. Hutchins III
President                                    Senior Vice President
and Chief Executive Officer                  and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS
OF ALABAMA POWER COMPANY:

We have audited the accompanying balance sheets and statements of capitalization of Alabama Power Company (an Alabama corporation and wholly owned subsidiary of The Southern Company) as of December 31, 1993 and 1992, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements (pages II-59 through II-77) referred to above present fairly, in all material respects, the financial position of Alabama Power Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.

         As explained in Notes 2 and 8 to the financial statements, effective

January 1, 1993, the company changed its methods of accounting for postretirement benefits other than pensions, and for income taxes.




                                                /s/ Arthur Andersen & Co.

Birmingham, Alabama
February 16, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Alabama Power Company 1993 Annual Report

RESULTS OF OPERATIONS

EARNINGS

The company's 1993 net income after dividends on preferred stock was $346 million, representing a 2.3 percent increase over the prior year. This improvement can be attributed to higher retail energy sales and lower financing costs. Retail energy sales increased 5.1 percent from 1992 levels. This was primarily due to the extreme weather during 1993, especially when compared to the unusually mild weather of 1992. Long-term debt interest expense and preferred stock dividends decreased in 1993 reflecting the continued redemption and refinancing of higher cost debt and preferred stock. These positive factors were partially offset by higher operating costs and a scheduled reduction in capacity sales to non-affiliated utilities.

         When comparing 1992 earnings with the prior year, it should be noted that 1991 earnings included an unusual item -- the settlement of litigation with Gulf States Utilities Company (Gulf States) that resulted in an after-tax gain of $9 million. A comparison of 1992 to 1991, excluding this unusual item, would reflect a 1992 increase in earnings of $8 million.

         The return on average common equity for 1993 was 13.9 percent compared to 14.0 percent in 1992, and 14.6 percent in 1991.

REVENUES

The following table summarizes the principal factors that affected operating revenues for the past three years:


                                           Increase (Decrease)
                                             From Prior Year
                             1993                 1992                1991
                                             (in thousands)
 Retail --
   Change in
     base rates              $   --             $  36,348            $ 16,831
   Sales growth                24,960              36,237              47,769
   Weather                     58,536             (42,709)             (7,318)
   Fuel cost recovery
     and other                 96,437             (31,318)             25,719

 Total retail                 179,933              (1,442)             83,001

 Sales for Resale --
   Non-affiliates             (43,686)               (121)            (27,084)
   Affiliates                  23,887              (1,287)             65,902

 Total sales for resale       (19,799)             (1,408)             38,818
  Other operating
   revenues                       635               2,896               2,551

 Total operating
   revenues                  $160,769           $      46            $124,370

 Percent change                   5.6%               --  %                4.6%

         Retail revenues of $2.4 billion in 1993 increased $180 million (8.0 percent) over the prior year, compared with no increase in 1992. The extreme weather during 1993 and sales growth contributed to the increase in retail revenues over 1992. Fuel revenues increased substantially during 1993. However, changes in fuel revenues are offset with corresponding changes in recoverable fuel expenses and have no effect on net income. Gains in 1992 retail revenues, due to higher rates and sales growth, were partially offset by lower fuel cost recovery revenues.

Revenues from sales to non-affiliated utilities under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components were:

Alabama Power Company 1993 Annual Report

                                    1993              1992                1991
                                                 (in thousands)
Capacity                          $158,709          $185,689            $179,754
Energy                              79,631           111,958             111,971

Total                             $238,340          $297,647            $291,725

         Capacity revenues decreased in 1993 due to a scheduled reduction in capacity dedicated to unit power sales customers for the first five months of the year. The major factor contributing to the increase in capacity revenues in 1992 and 1991 was a new generating unit, Plant Miller Unit 4, that was placed in commercial service in March 1991 and dedicated to unit power sales. This unit's fixed costs are higher than those of the unit it replaced, which previously provided energy to unit power sales customers.

         Sales to affiliated companies within the Southern electric system will vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have no material impact on earnings.

         Kilowatt-hour (KWH) sales for 1993 and the percent change by year were as follows:

                                     KWH                               Percent Change
                                     1993                 1993             1992             1991
                                  (millions)
Residential                         13,185                9.2%            (2.1)%            2.7%
Commercial                           9,185                6.4              1.2              4.0
Industrial                          18,595                1.8              4.3             (1.1)
Other                                  182                2.8              1.2              2.5

Total retail                        41,147                5.1              1.6              1.2
Sales for resale-
  Non-affiliates                     7,144              (14.8)            (4.9)           (14.3)
  Affiliates                         8,081               12.1             (7.4)            72.2

Total                               56,372                3.0%            (0.7)%           (4.3)%

EXPENSES

         Total operating expenses of $2.4 billion for 1993 were up 7.0 percent compared with the prior year. The increase was mainly attributable to higher production expenses of $95 million to meet increased energy demands.

         Total operating expenses for 1992 increased moderately over those recorded in 1991. However, absent the Gulf States settlement, which reduced 1991 operating expenses, total operating expenses would have decreased $6 million.

         Fuel costs are the single largest expense for the company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. Fuel expense increases in 1993 represent $83 million of the production expense increase mentioned above. Fuel expense decreased in 1992 as a result of the reduction in the cost of both coal and nuclear fuel, offset somewhat by a small increase in generation. Fuel cost per kilowatt-hour generated was 1.73 cents in 1993, 1.64 cents in 1992 and 1.69 cents in 1991. Purchased power expenses decreased in 1992 primarily due to less purchased energy and a decrease in the price of such energy.

         Other operation expenses increased 6.0 percent in 1993 following a minimal increase in 1992. The increase in 1993 is primarily the result of environmental cleanup costs, net expenses of a March snowstorm, and the one-time cost of a transportation fleet reduction program, which together totaled $16.1 million.

         Depreciation and amortization expense increased 3.4 percent in 1993 and 3.5 percent in 1992. This is principally due to continued growth in depreciable plant in service. Taxes other than income taxes increased 4.0 percent in 1993 and 1.4 percent in 1992. These increases were the result of the addition of new facilities and higher revenue-related taxes.

         The increase in income tax expense of 2.6 percent for 1993 is primarily attributable to a one percent increase in the corporate federal income tax rate effective January 1, 1993.

         Interest expense and dividends on preferred stock decreased $7.5 million (2.8 percent) and $7.2 million (2.6 percent) in 1993 and 1992, respectively. These reductions are due to significant refinancing of long-term debt and preferred stock.

Alabama Power Company 1993 Annual Report


EFFECTS OF INFLATION

The company is subject to rate regulation that is based on the recovery of historical costs and, therefore is subject to economic losses caused by inflation. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the company because of the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations, such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

FUTURE EARNINGS POTENTIAL

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from growth in energy sales to regulatory matters.

         Future earnings in the near term will also depend upon growth in electric sales, which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in the company's service area. In addition, the Energy Policy Act of 1992 (Energy Act) will have a profound effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The law also includes provisions to streamline the licensing process for new nuclear plants. The company is preparing to meet the challenge of this major change in the traditional business practices of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities, and this may enhance the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess energy generation to other utilities. Although the Energy Act does not require transmission access to retail customers, pressure for legislation to allow retail wheeling will continue. If the company does not remain a low-cost producer and provide quality service, the company's retail energy sales growth, as well as any new long-term contracts for energy sales outside the service area, could be limited, and this could significantly erode earnings.

         Rates to retail customers served by the company are regulated by the Alabama Public Service Commission (APSC). Rates for the company can be adjusted periodically within certain limitations based on earned retail rate of return compared with an allowed return. See Note 3 to the financial statements for information about other regulatory matters.

         The Federal Energy Regulatory Commission (FERC) regulates wholesale rate schedules and power sales contracts that the company has with its sales for resale customers. The FERC currently is reviewing the rate of return on common equity included in these schedules and contracts and may require such returns to be lowered, possibly retroactively. See Note 3 to the financial statements under "FERC Reviews Equity Returns" for additional information.

         Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air Act) could reduce earnings if such costs are not fully recovered. The Clean Air Act is discussed later under "Environmental Matters."

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement No. 112, Employers' Accounting for Postemployment Benefits, which must be effective by 1994. The new standard requires that all types of benefits provided to former or inactive employees and their families prior to retirement be accounted for on an accrual basis. These benefits include salary continuation, severance pay, supplemental unemployment benefits, disability-related benefits, job training, and health and life insurance coverage. In 1993, the company adopted Statement No. 112, with no material effect on the financial statements.

         The FASB has issued Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which is effective in 1994. Statement No. 115 supersedes FASB Statement No. 12, Accounting for Certain Marketable Securities. The company adopted the new rules January 1, 1994, with no material effect on the financial statements.

Alabama Power Company 1993 Annual Report

FINANCIAL CONDITION

OVERVIEW

The company's financial condition remained stable in 1993. Growth in energy sales combined with a significant lowering of the cost of capital, achieved through the refinancing and/or redemption of higher-cost long-term debt and preferred stock contributed to this stability.

         The company had gross property additions of $436 million in 1993. The majority of funds needed for gross property additions since 1990 have been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. The Statements of Cash Flows provide additional details.

         On January 1, 1993, the company changed its methods of accounting for postretirement benefits other than pensions, and for income taxes. See Notes 2 and 8 to the financial statements, regarding the impact of these changes.

CAPITAL STRUCTURE

The company's ratio of common equity to total capitalization was 47.4 percent in 1993, compared with 47.6 percent in 1992, and 45.4 percent in 1991.

         In 1993, the company issued $860 million of first mortgage bonds, $158 million of preferred stock and, through public authorities, $144 million of pollution control revenue bonds. The company continued to reduce financing costs by retiring higher-cost bonds and preferred stock. Retirements, including maturities, of bonds totaled $835 million, and preferred stock retirements totaled $207 million. Composite financing rates as of year-end for 1991 through 1993 were as follows:

                                                   1993             1992            1991
Composite interest rate on
  long-term debt                                   7.35%            8.00%           8.64%
Composite dividend rate on
  preferred stock                                  5.80%            6.76%           7.10%

  The company's current securities ratings are as follows:

                                                   Duff &                            Standard
                                                   Phelps            Moody's         & Poor's
First Mortgage Bonds                                 A+                A1               A
Preferred Stock                                      A-                a2               A-

CAPITAL REQUIREMENTS

Capital expenditures are estimated to be $588 million for 1994, $572 million for 1995, and $531 million for 1996. The total is $1.7 billion for the three years. Actual capital costs may vary from this estimate because of factors such as changes in environmental regulations; changes in the existing nuclear plant to meet new regulations; revised load projections; increasing costs of labor, equipment, and materials; and the cost of capital.

  The company does not have any baseload generating plants under construction, and current energy demand forecasts do not require any additional baseload generating units until well into the future. However, the construction of combustion turbine peaking units of approximately 720 megawatts of capacity is planned by 1996 to meet increased peak-hour demands. In addition, significant construction of transmission and distribution facilities and upgrading of generating plants will continue.

  In addition to the funds needed for the capital budget, approximately $80 million will be required by the end of 1996 for present sinking fund requirements, redemptions announced, and maturities of first mortgage bonds. Also, the company plans to continue a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital.

ENVIRONMENTAL MATTERS

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- will have a significant impact on the Southern electric system. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants will be required in two phases. Phase I compliance must be implemented in 1995 and affects eight generating plants -- some 10,000

Alabama Power Company 1993 Annual Report


megawatts of capacity or 35 percent of total capacity -- in the Southern electric system. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

  Beginning in 1995, the Environmental Protection Agency (EPA) will allocate annual sulfur dioxide emission allowances through the newly established allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for allocating allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

  The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The market for emission allowances is developing slower than expected. However, The Southern Company's sulfur dioxide compliance strategy is designed to take advantage of allowances as the market develops.

  The Southern Company expects to achieve Phase I sulfur dioxide compliance at the eight affected plants by switching to low-sulfur coal, and this has required some equipment upgrades. This compliance strategy is expected to result in unused emission allowances being banked for later use. Additional construction expenditures are required to install equipment for the control of nitrogen oxide emissions at these eight plants. Also, continuous emissions monitoring equipment would be installed on all fossil-fired units. Under this Phase I compliance approach, additional construction expenditures are estimated to total approximately $275 million through 1995 for The Southern Company, of which the company's portion is approximately $30 million.

  Phase II compliance costs are expected to be higher because requirements are stricter and all fossil-fired generating plants are affected. For sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. Therefore, during the period 1996 to 2000, compliance could require total construction expenditures ranging from approximately $450 million to $800 million for The Southern Company, of which the company's portion is approximately $225 million to $350 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

  An increase of up to 2 percent in annual revenue requirements from customers could be necessary to fully recover the company's cost of compliance for both Phase I and Phase II of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

  There can be no assurance that all Clean Air Act costs will be recovered.

  Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The study will serve as the basis for a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

  The EPA continues to evaluate the need for a new short-term ambient air quality standard for sulfur dioxide. Preliminary results from an EPA study on the impact of a new standard indicate that a number of plants could be required to install sulfur dioxide controls. These controls would be in addition to the controls already required to meet the acid rain provision of the Clean Air Act. The EPA is expected to take some action on this issue in 1994. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

  In addition, the EPA is evaluating the need to revise the ambient air quality standards for particulate matter, nitrogen oxides, and ozone. The impact of any new standard will depend on the level chosen for the standard

Alabama Power Company 1993 Annual Report


and cannot be determined at this time.

  In 1994 or 1995, the EPA is expected to issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

  In 1993, the EPA issued a ruling confirming the non-hazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes -- coal ash and other utility wastes -- as either non-hazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

  The company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the company could incur costs to clean up properties currently or previously owned. The company conducts studies to determine the extent of any required clean-up costs and has recognized in the financial statements costs to clean up known sites.

  Several major pieces of environmental legislation are in the process of being reauthorized or amended by Congress. These include: the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; and the Resource Conservation and Recovery Act. Changes to these laws could affect many areas of The Southern Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

  Compliance with possible new legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect the Southern electric system. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential for lawsuits alleging damages caused by electromagnetic fields exists.

SOURCES OF CAPITAL

It is anticipated that the funds required will be derived from sources in form and quantity similar to those used in the past. To issue additional first mortgage bonds and preferred stock, the company must comply with certain earnings coverage requirements designated in its mortgage indenture and corporate charter. The company's coverages are at a level that would permit any necessary amount of security sales at current interest and dividend rates.

  As required by the Nuclear Regulatory Commission and as ordered by the APSC, the company has established external trust funds for nuclear decommissioning costs. Also, during 1993, the APSC issued a policy statement which will require external funding of postretirement benefits. The cumulative effect of funding these items over a long period will diminish internally funded capital and may require capital from other sources. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning."

STATEMENTS OF INCOME
For the Years Ended December 31, 1993, 1992, and 1991
Alabama Power Company

                                                                         1993          1992          1991
                                                                                 (in thousands)
OPERATING REVENUES (NOTES 1, 3 AND 7):
Revenues                                                          $ 2,825,634   $ 2,688,752   $ 2,687,419
Revenues from affiliates                                              181,975       158,088       159,375

Total operating revenues                                            3,007,609     2,846,840     2,846,794

OPERATING EXPENSES:
Operation --
  Fuel                                                                877,099       794,438       812,667
  Purchased power from non-affiliates                                  15,230        14,242        21,080
  Purchased power from affiliates                                     120,330       107,230       119,602
  Proceeds from settlement of disputed contracts (Note 7)              (2,568)         (641)      (14,819)
  Other                                                               473,383       446,477       435,908
Maintenance                                                           252,506       237,071       229,114
Depreciation and amortization                                         290,310       280,881       271,433
Taxes other than income taxes                                         178,997       172,095       169,639
Federal and state income taxes (Note 8)                               207,210       201,925       200,612

Total operating expenses                                            2,412,497     2,253,718     2,245,236

OPERATING INCOME                                                      595,112       593,122       601,558
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction (Note 1)            3,260         2,071         2,368
Income from subsidiary (Note 6)                                         4,127         4,635         4,576
Charitable foundation                                                  (3,000)       (6,887)       (6,500)
Interest income                                                        20,775        14,804        14,356
Other, net                                                            (24,420)      (11,019)       (9,926)
Income taxes applicable to other income                                10,239         8,947         7,523

INCOME BEFORE INTEREST CHARGES                                        606,093       605,673       613,955

INTEREST CHARGES:
Interest on long-term debt                                            184,861       206,871       214,107
Allowance for debt funds used during construction (Note 1)             (2,992)       (2,416)       (6,903)
Interest on interim obligations                                         3,760         3,704        13,385
Amortization of debt discount, premium, and expense, net                8,937         4,392         2,634
Other interest charges                                                 35,474        19,381        14,927

Net interest charges                                                  230,040       231,932       238,150

NET INCOME                                                            376,053       373,741       375,805
DIVIDENDS ON PREFERRED STOCK                                           29,559        35,186        36,139

NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                     $   346,494   $   338,555   $   339,666

The accompanying notes are an integral part of these statements.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1993, 1992, and 1991
Alabama Power Company

                                                                             1993         1992         1991
                                                                                    (in thousands)
OPERATING ACTIVITIES:
Net income                                                            $   376,053  $   373,741  $   375,805
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                                         356,499      338,421      337,978
    Deferred income taxes and investment tax credits                       32,994       23,514       (6,868)
    Allowance for equity funds used during construction                    (3,260)      (2,071)      (2,368)
    Non-cash proceeds from settlement of disputed contracts (Note 7)            -         (641)     (13,750)
    Other, net                                                             36,493       (2,657)      26,614
    Changes in certain current assets and liabilities --
       Receivables, net                                                    19,215      (11,010)       9,178
       Inventories                                                         51,630       12,704      (17,374)
       Payables                                                            31,544        2,158       28,889
       Taxes accrued                                                       (9,959)     (21,120)      24,828
       Energy cost recovery, retail                                       (56,128)      45,509      (12,304)
       Other                                                              (21,110)      10,629      (37,906)

Net cash provided from operating activities                               813,971      769,177      712,722

INVESTING ACTIVITIES:
Gross property additions                                                 (435,843)    (367,463)    (397,011)
Sales of property                                                               -       43,556          -
Other                                                                        (741)     (13,379)     (36,083)

Net cash used for investing activities                                   (436,584)    (337,286)    (433,094)

FINANCING ACTIVITIES:
Proceeds:
  Preferred stock                                                         158,000      150,000          -
  First mortgage bonds                                                    860,000      745,000      250,000
  Other long-term debt                                                    180,314       48,382       12,906
  Prepaid capacity revenues                                                     -          -         52,900
Retirements:
  Preferred stock                                                        (207,000)    (145,000)     (17,500)
  First mortgage bonds                                                   (699,788)    (931,797)    (227,695)
  Other long-term debt                                                   (181,329)     (54,223)     (48,678)
Interim obligations, net                                                 (156,917)     120,917      (13,500)
Payment of preferred stock dividends                                      (32,099)     (35,704)     (36,829)
Payment of common stock dividends                                        (252,900)    (273,300)    (232,900)
Miscellaneous                                                             (56,064)     (53,697)     (17,732)

Net cash used for financing activities                                   (387,783)    (429,422)    (279,028)

NET CHANGE IN CASH                                                        (10,396)       2,469          600
CASH AT BEGINNING OF YEAR                                                  13,629       11,160       10,560

CASH AT END OF YEAR                                                   $     3,233  $    13,629  $    11,160

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for --
  Interest (net of amount capitalized)                                $   176,805  $   219,263  $   220,154
  Income taxes                                                            175,591      197,693      148,721

( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 1993 and 1992
Alabama Power Company

ASSETS                                                                        1993           1992
                                                                                (in thousands)
UTILITY PLANT:
Plant in service, at original cost (Note 1)                             $9,757,141     $9,491,083
Less accumulated provision for depreciation                              3,384,156      3,131,543

                                                                         6,372,985      6,359,540
Nuclear fuel, at amortized cost                                             93,551        101,128
Construction work in progress                                              225,786        164,588

Total                                                                    6,692,322      6,625,256
Less property-related accumulated deferred income taxes  (Note 8)                -      1,170,982

Total                                                                    6,692,322      5,454,274

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity (Note 6)                    29,201         30,703
Nuclear decommissioning trusts (Note 1)                                     49,550         32,390
Miscellaneous                                                               20,434         19,189

Total                                                                       99,185         82,282

CURRENT ASSETS:
Cash                                                                         3,233         13,629
Investment securities (Note 7)                                                   -         64,832
Receivables-
  Customer accounts receivable                                             312,090        266,670
  Other accounts and notes receivable                                       48,808         34,801
  Affiliated companies                                                      40,216         37,128
  Accumulated provision for uncollectible accounts                          (2,632)        (1,482)
Refundable income taxes                                                     11,940          7,817
Fossil fuel stock, at average cost                                          88,481        134,328
Materials and supplies, at average cost                                    176,728        182,511
Prepayments-
  Income taxes                                                              18,980         66,250
  Other                                                                     60,227         42,004
Vacation pay deferred                                                       22,680         21,879

Total                                                                      780,751        870,367

DEFERRED CHARGES:
Deferred charges related to income taxes  (Note 8)                         469,010              -
Debt expense, being amortized                                                7,064          6,118
Premium on reacquired debt, being amortized                                102,634         74,835
Uranium enrichment decontamination and decommissioning fund (Note 1)        45,554         47,730
Miscellaneous                                                               52,163         58,012

Total                                                                      676,425        186,695

TOTAL ASSETS                                                            $8,248,683     $6,593,618

The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 1993 and 1992
Alabama Power Company

CAPITALIZATION AND LIABILITIES                                                   1993           1992
                                                                                   (in thousands)
CAPITALIZATION (SEE ACCOMPANYING STATEMENTS):
Common stock equity                                                        $2,526,348     $2,443,493
Preferred stock                                                               440,400        489,400
Long-term debt                                                              2,362,852      2,202,473

Total                                                                       5,329,600      5,135,366

CURRENT LIABILITIES:
Long-term debt due within one year (Note 10)                                   58,998         67,379
Notes payable to banks                                                         40,000         71,000
Commercial paper                                                                    -        125,917
Accounts payable-
  Affiliated companies                                                         62,507         64,318
  Other                                                                       272,491        232,413
Customer deposits                                                              31,198         31,286
Taxes accrued-
  Federal and state income                                                     25,730         10,854
  Other                                                                        14,414         13,519
Interest accrued                                                               52,809         41,675
Vacation pay accrued                                                           22,680         21,879
Miscellaneous                                                                  50,426         93,836

Total                                                                         631,253        774,076

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes  (Note 8)                                 1,165,127              -
Accumulated deferred investment tax credits                                   329,909        344,707
Prepaid capacity revenues, net                                                143,762        147,658
Deferred revenues from settlement of disputed contracts (Note 3)               19,871         46,721
Uranium enrichment decontamination and decommissioning fund (Note 1)           39,644         44,548
Deferred credits related to income taxes  (Note 8)                            441,240              -
Miscellaneous                                                                 148,277        100,542

Total                                                                       2,287,830        684,176

COMMITMENTS AND CONTINGENT MATTERS (NOTES 1, 3, 4, 5, 6, 7, AND 11)
TOTAL CAPITALIZATION AND LIABILITIES                                       $8,248,683     $6,593,618

The accompanying notes are an integral part of these statements.

STATEMENTS OF CAPITALIZATION
At December 31, 1993 and 1992
Alabama Power Company

                                                                    1993          1992      1993     1992
                                                                       (thousands)       (percent of total)
COMMON STOCK EQUITY:
Common stock, par value $40 per share --
  Authorized -- 6,000,000 shares
  Outstanding -- 5,608,955 shares in
    1993 and 1992                                             $    224,358  $    224,358
Paid-in capital                                                  1,304,645     1,304,645
Premium on preferred stock                                             146           342
Retained earnings (Note 12)                                        997,199       914,148

Total common stock equity                                        2,526,348     2,443,493    47.4 %   47.6 %

CUMULATIVE PREFERRED STOCK:
$1 par value --
  Authorized -- 27,500,000 shares
  Outstanding -- 12,020,200 shares
    $25 stated capital --
           6.40%                                                    50,000             -
           6.80%                                                    38,000             -
           7.60%                                                   150,000       150,000
           Adjustable rate
               4.95% - at January 1, 1994                           50,000           -
               6.08% - at January 1, 1993                                -        50,000
    $100 stated capital --
           Auction rate - at January 1, 1994:  2.92%                50,000        50,000
    $100,000 stated capital --
           Auction rate - at January 1, 1994:  2.72%                20,000             -
$100 par value --
  Authorized -- 3,850,000 shares
  Outstanding -- 824,000 shares
    4.20% to 4.52%                                                  41,400        41,400
    4.60% to 4.92%                                                  29,000        29,000
    5.96% to 8.04%                                                  12,000        32,000
    8.16% to 9.44%                                                       -       137,000

Total (annual dividend requirement -- $25,547,000)                 440,400       489,400     8.3      9.5

LONG-TERM DEBT:
First mortgage bonds --
  Maturity                      Interest Rates
  May 1, 1994                   4 5/8%                                   -        24,105
  September 1, 1995             4 7/8%                                   -        33,284
  March 1, 1996                 4 1/2%                              60,000             -
  October 1, 1996               6 1/4%                                   -        29,374
  October 1, 1997               6 1/2%                                   -        28,000
  February 1, 1998              5 1/2%                              50,000             -
  November 1, 1998              7%                                       -        25,000
  1999 through 2003             6% to 8 1/4%                       670,000       533,500
  2004 through 2008             7 1/4%                             175,000       175,000
  2009 through 2013             -                                      -             -
  2014 through 2018             9 3/8% to 10 5/8%                   15,243       311,768
  2019 through 2023             7.30% to 9 1/4%                    900,000       550,000

Total first mortgage bonds                                       1,870,243     1,710,031
Pollution control obligations                                      476,140       467,019
Other long-term debt                                               106,414       116,550
Unamortized debt premium (discount), net                           (30,947)      (23,748)

Total long-term debt (annual interest
  requirement -- $180,046,000)                                   2,421,850     2,269,852
Less amount due within one year (Note 10)                           58,998        67,379

Long-term debt excluding amount due within one year              2,362,852     2,202,473    44.3     42.9

TOTAL CAPITALIZATION                                          $  5,329,600  $  5,135,366   100.0 %  100.0 %

The accompanying notes are an integral part of these statements.

STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1993, 1992, and 1991
Alabama Power Company

                                                                     1993          1992          1991
                                                                               (in thousands)
BALANCE AT BEGINNING OF PERIOD                                $   914,148   $   857,734   $   751,126
Net income after dividends on preferred stock                     346,494       338,555       339,666
Cash dividends on common stock                                   (252,900)     (273,300)     (232,900)
Preferred stock transactions, net                                 (10,587)       (8,732)         (362)
Other adjustments to retained earnings                                 44          (109)          204

BALANCE AT END OF PERIOD (NOTE 12)                            $   997,199   $   914,148   $   857,734

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Alabama Power Company 1993 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

GENERAL

The company is a wholly owned subsidiary of The Southern Company which is the parent company of five operating companies, a system service company, Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), and various other subsidiaries related to foreign utility operations and domestic non-utility operations. At this time, the operations of the other subsidiaries are not material. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four Southeastern states. Contracts among the companies -- dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services upon request to The Southern Company and to the subsidiary companies. Southern Electric designs, builds, owns and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants.

  The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The company is also regulated by the FERC and the Alabama Public Service Commission
(APSC). The company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the respective commissions.

  Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

REVENUES AND FUEL COSTS

The company accrues revenues for services rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The company's electric rates include provisions to adjust billings for fluctuations in fuel and the energy component of purchased power costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

  Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $62 million in 1993, $48 million in 1992, and $69 million in 1991. The company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel, which was scheduled to begin in 1998. However, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2012 and 2014 at Plant Farley units 1 and 2, respectively.

  Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This assessment will be paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The company currently estimates its liability under this law to be approximately $46 million. This obligation is recognized in the accompanying Balance Sheets.

DEPRECIATION AND NUCLEAR DECOMMISSIONING

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates which approximated
3.3 percent in 1993, 1992, and 1991. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of decommissioning nuclear facilities.

Alabama Power Company 1993 Annual Report

  In 1988, the Nuclear Regulatory Commission (NRC) adopted regulations requiring all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning.
Reasonable assurance may be in the form of an external trust fund, a surety method, or prepayment. The company has established external trust funds to comply with the NRC's regulations. Prior to the enactment of these regulations, the company had reserved nuclear decommissioning costs. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. The company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amount prescribed by the NRC.

    The estimated cost of decommissioning and the amounts being recovered through rates at December 31, 1993, for Plant Farley were as follows:

                                                                          Plant
                                                                          Farley
Site study basis (year)                                                    1993
Estimated completion of
  decommissioning (year)                                                   2029

                                                                       (in millions)
Cost of decommissioning:
  Radiated structures                                                      $409
  Non-radiated structures                                                    75
  Other                                                                      94

Total cost                                                                 $578

                                                                       (in millions)
Approved for ratemaking                                                    $578
Amount expensed in 1993                                                      14
Balance in external trust funds                                              50
Balance in internal reserve                                                  53

  The amount in the internal reserve is being transferred into the external trust funds over the remaining life of the license for Plant Farley as approved by the APSC.

  The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of regulatory requirements, changes in technology, and changes in costs of labor, materials, and equipment.

INCOME TAXES

The company provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

  In years prior to 1993, income taxes were accounted for and reported under Accounting Principles Board Opinion No. 11. Effective January 1, 1993, the company adopted Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes. Statement No. 109 required, among other things, conversion to the liability method of accounting for accumulated deferred income taxes. See Note 8 for additional information about Statement No. 109.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
(AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rate used to determine the amount of allowance, net of deferred income tax, was 6.2 percent in 1991. Such method of computing AFUDC ceased upon the commercial operation of Plant Miller Unit 4 in March 1991. For construction projects begun after 1986, deferral of taxes related to capitalized interest is no longer permitted. For those projects, the composite rate used to determine the amount of allowance was 7.8 percent in 1993, 7.9 percent in 1992, and 8.3 percent in 1991. AFUDC, net of income tax, as a percent of net income after dividends on preferred stock was 1.5 percent in 1993, 1.1 percent in 1992, and 2.0 percent in 1991.

UTILITY PLANT

Utility plant is stated at original cost. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs and replacements of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive

Alabama Power Company 1993 Annual Report


of minor items of property) is charged to utility plant.

FINANCIAL INSTRUMENTS

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, all financial instruments of the company -- for which the carrying amount does not approximate fair value -- are shown in the table below as of December 31:


                                                              1993
                                                Carrying                 Fair
                                                 Amount                 Value
                                                         (in millions)
Nuclear decommissioning trusts                 $    49.6              $    50.4

Long-term debt                                   2,315.4                2,439.4


                                                              1992
                                                 Carrying                Fair
                                                  Amount                Value
                                                           (in millions)
Nuclear decommissioning trusts                 $    32.4              $    32.4

Investment securities                               64.8                   69.5
Long-term debt                                   2,154.7                2,255.8


  The fair values of nuclear decommissioning trusts and investment securities were based on listed closing market prices. The fair values for long-term debt were based on either closing market prices or closing prices of comparable instruments.

MATERIALS AND SUPPLIES

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

VACATION PAY

The company's employees earn their vacation in one year and take it in the subsequent year. However, for ratemaking purposes, vacation pay is recognized as an allowable expense only when paid. Consistent with this ratemaking treatment, the company accrues a current liability for earned vacation pay and records a current asset representing future recoverability of this cost. The amount was $23 million and $22 million at December 31, 1993 and 1992, respectively. In 1994, an estimated 65 percent of the 1993 deferred vacation cost will be expensed and the balance will be charged to construction and other accounts.

2.  RETIREMENT BENEFITS

PENSION PLAN

The company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat-dollar benefit. The company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension fund are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

POSTRETIREMENT BENEFITS

The company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. A qualified trust for medical benefits has been established for funding amounts to the extent deductible under federal income tax regulations. Amounts funded are primarily invested in debt and equity securities. Accrued costs of life insurance benefits, other than current cash payments for retirees, currently are not being funded. However, in December 1993, the APSC issued an accounting policy statement which requires the company to externally fund all postretirement benefits. It is expected that an external funding program will begin in 1994.



  Effective January 1, 1993, the company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. Statement No. 106 requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service."

Alabama Power Company 1993 Annual Report

Because the adoption of Statement No. 106 was reflected in rates, it did not have a material impact on net income.

  Prior to 1993, the company recognized these benefit costs on an accrual basis using the "aggregate cost" actuarial method, which spreads the expected cost of such benefits over the remaining periods of employees' service as a level percentage of payroll costs. The total costs of such benefits recognized by the company in 1992 and 1991 were $15.2 million and $15.4 million, respectively.

Status and Cost of Benefits

Shown in the following tables are actuarial results and assumptions for pension and postretirement medical and life insurance benefits as computed under the requirements of Statement Nos. 87 and 106, respectively. Retiree medical and life insurance information is shown only for 1993 because Statement No. 106 was adopted as of January 1, 1993, on a prospective basis. The funded status of the plans at December 31 was as follows:

                                                             Pension
                                                       1993             1992
                                                          (in millions)
Actuarial present value of
  benefit obligations:
    Vested benefits                                 $   523          $   449
    Non-vested benefits                                  20               19

Accumulated benefit obligation                          543              468
Additional amounts related to
  projected salary increases                            153              183

Projected benefit obligation                            696              651
Less:
  Fair value of plan assets                           1,121            1,014
  Unrecognized net gain                                (349)            (295)
  Unrecognized prior service cost                        25               27
  Unrecognized transition asset                         (56)             (62)

Prepaid asset recognized in the
  Balance Sheets                                    $    45          $    33

                                                         Postretirement
                                                    Medical             Life
                                                      1993              1993
                                                          (in millions)
Actuarial present value of
  benefit obligations:
    Retirees and dependents                         $    67          $    27
    Employees eligible to retire                         21                -
    Other employees                                      95               29

Accumulated postretirement
  benefit obligation                                    183               56
Less:
  Fair value of plan assets                              39                1
  Unrecognized net loss (gain)                           18              (4)
  Unrecognized transition
    obligation                                          102               26

Accrued liability recognized
  in the Balance Sheets                             $    24          $    33


  The weighted average rates assumed in the actuarial calculations were:

                                                       1993             1992             1991
Discount                                                7.5%             8.0%             8.0%
Annual salary increase                                  5.0              6.0              6.0
Long-term return on
  plan assets                                           8.5              8.5              8.5

  An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 11.3 percent for 1993, decreasing gradually to 6.0 percent through the year 2000 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate by 1.0 percent would increase the accumulated medical benefit obligation as of December 31, 1993, by $32.8 million and the aggregate of the service and interest cost components of the net retiree medical cost by $3.4 million.

Alabama Power Company 1993 Annual Report


   Components of the plans' net cost are shown below:

                                                                   Pension
                                             1993                    1992                    1991
                                                                  (in millions)
Benefits earned during
   the year                               $   20.6                  $ 20.6                    $ 21.7
Interest cost on projected
   benefit obligation                         50.4                    48.2                      47.5
Actual return on plan assets                (146.3)                  (45.8)                   (260.5)
Net amortization and deferral                 63.3                   (29.3)                    193.2

Net pension cost (income)                 $  (12.0)                 $ (6.3)                   $  1.9


   Of the above net pension amounts, $(8.9) million in 1993, $(5.1) million in 1992, and $0.7 million in 1991 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

                                                                               Postretirement
                                                                      Medical                     Life
                                                                        1993                      1993
                                                                                (in millions)
Benefits earned during the year                                          $  5                     $  2
Interest cost on accumulated
   benefit obligation                                                      12                        4
Amortization of transition
   obligation over 20 years                                                 5                        1
Actual return on plan assets                                               (5)                       -
Net amortization and deferral                                               2                        -

Net postretirement cost                                                  $ 19                     $  7


   Of the above net postretirement medical and life insurance costs recorded in 1993, $22 million was charged to operating expenses and the remainder was charged to construction and other accounts.

WORK FORCE REDUCTION PROGRAM

The company has incurred additional costs for work force reduction programs. The costs related to these programs were $16.1 million, $13.4 million and $6.7 million for the years 1993, 1992 and 1991, respectively. A portion of the cost of these programs was deferred and is being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $15.3 million at December 31, 1993.

3. LITIGATION AND REGULATORY MATTERS

RETAIL RATE ADJUSTMENT PROCEDURES

In November 1982, the APSC adopted rates that provide for periodic adjustments based upon the company's earned return on end-of-period retail common equity. The rates also provide for adjustments to recognize the placing of new generating facilities in retail service. Both increases and decreases have been placed into effect since the adoption of these rates. The rate adjustment procedures allow a return on common equity range of 13.0 percent to 14.5 percent and limit increases or decreases in rates to 4 percent in any calendar year.

   The APSC issued an order in December 1991 that reduced a scheduled 2.03 percent annual increase in rates to 1.03 percent, effective January 1992. The 1 percent reduction will remain in effect through 1994. The rate reduction was designed to refund to retail ratepayers a portion of the benefits from a settled contract dispute with Gulf States Utilities Company (Gulf States). The present value of this portion of the settlement amounting to approximately $60 million is being amortized to revenues to offset the rate reduction in accordance with the APSC's rate order. See Note 7 for additional information concerning the Gulf States settlement.

   Also in the December 1991 rate order, the APSC reaffirmed its satisfaction with the ratemaking mechanism and stated that it did not foresee any further review or changes in the procedures until after 1994. The ratemaking procedures will remain in effect after 1994 unless the APSC votes to modify or discontinue them.




   In February 1993, the APSC ordered - at the company's request - a moratorium on rate increases for the first two quarters of 1993, which facilitated the transition of an accounting change. This accounting change permitted the accrual of estimated operation and maintenance expenses related to nuclear refueling outages during the period between outages rather than at the time the expenses are incurred.

HEAT PUMP FINANCING SUIT

In September 1990, two customers of the company filed a civil complaint in the Circuit Court of Shelby County, Alabama, against the company seeking to represent all

Alabama Power Company 1993 Annual Report


persons who, prior to June 23, 1989, entered into agreements with the company for the financing of heat pumps and other merchandise purchased from vendors other than the company. The plaintiffs contended that the company was required to obtain a license under the Alabama Consumer Finance Act to engage in the business of making consumer loans. The plaintiffs were seeking an order declaring these agreements null and void and requiring the company to refund all payments -- principal and interest -- made under these agreements. The aggregate amount under these agreements, together with interest paid, currently is estimated to be $40 million.

   In June, 1993, the court ordered the company to refund or forfeit interest of approximately $10 million because of the company's failure to obtain such license. However, the court's order did not require any refund or forfeiture with respect to any principal payments under the agreements at issue. The company has appealed the court's order to the Supreme Court of Alabama.

   The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material effect on the company's financial statements.

FERC REVIEWS EQUITY RETURNS

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power and other similar contracts. Any changes in the rate of return on common equity that may occur as a result of this proceeding would be effective 60 days after a proper notice of the proceeding is published. A notice was published on May 10, 1991.

   In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

   The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material effect on the company's financial statements.

4. CAPITAL BUDGET

The company's capital expenditures are currently estimated to total $588 million in 1994, $572 million in 1995 and $531 million in 1996. The estimates include AFUDC of $10 million in 1994, $11 million in 1995 and $12 million in 1996. The estimates for property additions for the three-year period includes $36.5 million committed to meeting the requirements of the Clean Air Act. The capital budget is subject to periodic review and revision, and actual capital cost incurred may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth projections; changes in environmental regulations; changes in the existing nuclear plant to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 1993, significant purchase commitments were outstanding in connection with the construction program. The company does not have any new baseload generating plants under construction. However, the construction of combustion turbine peaking units of approximately 720 megawatts is planned to be completed by 1996. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

5. FINANCING, INVESTMENT, AND COMMITMENTS

GENERAL

To the extent possible, the company's construction program is expected to be financed primarily from internal sources. Short-term debt will be utilized when necessary; the amounts available are discussed below. The company may issue additional long-term debt and preferred stock primarily for the purposes of debt maturities and for redeeming higher-cost securities.

FINANCING

The ability of the company to finance its capital budget depends on the amount of funds generated internally and the funds it can raise by external financing. The

Alabama Power Company 1993 Annual Report


company's primary sources of external financing are sales of first mortgage bonds and preferred stock to the public, receipt of additional paid-in capital from The Southern Company, and leasing of nuclear material. In order to issue additional first mortgage bonds and preferred stock, the company must comply with certain earnings coverage requirements contained in its mortgage indenture and corporate charter. The most restrictive of these provisions requires, for the issuance of additional first mortgage bonds, that before-income-tax earnings, as defined, cover pro forma annual interest charges on outstanding first mortgage bonds at least twice; and for the issuance of additional preferred stock, that gross income available for interest cover pro forma annual interest charges and preferred stock dividends at least one and one-half times. These coverages, for first mortgage bonds and for preferred stock for the year ended December 31, 1993, were 5.70 and 2.71, respectively.

BANK CREDIT ARRANGEMENTS

The company, along with The Southern Company and Georgia Power Company, has entered into agreements with several banks outside the service area to provide $400 million of revolving credit to the companies through June 30, 1996. To provide liquidity support for commercial paper programs, the company and Georgia Power Company have exclusive right to $135 million and $165 million, respectively, of the available credit. The companies have the option of converting the short-term borrowings into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements provide for payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

   Additionally, the company maintains committed lines of credit in the amount of $350 million which expire at various times during 1994 and, in certain cases, provide for average annual compensating balances. Because the arrangements are based on an average balance, the company does not consider any of its cash balances to be restricted as of any specific date. Moreover, the company borrows from time to time pursuant to arrangements with banks for uncommitted lines of credit.

   In connection with all other lines of credit, the company has the option of paying fees or maintaining compensating balances, which are substantially all the cash of the company except for daily working funds and similar items. These balances are not legally restricted from withdrawal.

   At December 31, 1993, the company had regulatory approval to have outstanding up to $450 million of short-term borrowings.

ASSETS SUBJECT TO LIEN

The company's mortgage, as amended and supplemented, securing the first mortgage bonds issued by the company, constitutes a direct lien on substantially all of the company's fixed property and franchises.

FUEL COMMITMENTS

To supply a portion of the fuel requirements of its generating plants, the company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term obligations through the year 2013 were approximately $8 billion at December 31, 1993.

   In addition, a contract with a certain coal contractor requires reimbursement or purchase, at net book value, of the investment in the mine or equipment upon termination of the contract. At December 31, 1993, such net book value was approximately $13 million. Additional commitments for coal and for nuclear fuel will be required in the future to supply the company's fuel needs.

6. FACILITY SALES AND JOINT OWNERSHIP
   AGREEMENTS

The company and Georgia Power Company own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric generating units with a total rated capacity of 1,019,680 kilowatts, together with associated transmission facilities. The capacity of these units is sold equally to the company and Georgia Power Company under a contract expiring in 1994 which, in substance, requires payments sufficient to provide for the operating expenses, taxes, interest expense

Alabama Power Company 1993 Annual Report


and a return on equity, whether or not SEGCO has any capacity and energy available. The company's share of expenses totaled $86 million in 1993, $73 million in 1992 and $82 million in 1991, and is included in "Purchased power from affiliates" in the Statements of Income. An amended contract has been filed with the FERC with substantially the same provisions, but the term thereof would be extended automatically for two year periods, subject to any party's right to cancel upon two years' notice.

   In addition, the company has guaranteed unconditionally the obligation of SEGCO under an installment sale agreement for the purchase of certain pollution control facilities at SEGCO's generating units, pursuant to which $24.5 million principal amount of pollution control revenue bonds are outstanding. Georgia Power Company has agreed to reimburse the company for the pro rata portion of such obligation corresponding to its then proportionate ownership of stock of SEGCO if the company is called upon to make such payment under its guaranty.

   At December 31, 1993, the capitalization of SEGCO consisted of $58 million of equity and $84 million of long-term debt on which the annual interest requirement is $3.8 million. SEGCO paid dividends totaling $11.3 million in 1993, $12.0 million in 1992, and $4.5 million in 1991, of which one-half of each was paid to the company. SEGCO's net income was $8.3 million, $9.3 million and $9.2 million for 1993, 1992 and 1991, respectively.

   In June 1992 the company completed the sale of a portion of Plant Miller Units 1 and 2 to Alabama Electric Cooperative, Inc. (AEC). The company's percentage ownership and investment in jointly-owned generating plants at December 31, 1993, follows:

                                           Total
                                           Megawatt              Company
Facility (Type)                            Capacity             Ownership
Greene County                                500                 60.00%(1)
(coal)
Plant Miller
   Units 1 and 2                           1,320                 91.84%(2)
(coal)

(1)  Jointly owned with an affiliate, Mississippi Power Company.
(2)  Jointly owned with AEC.

                                                                   Company                Accumulated
Facility (Type)                                                   Investment              Depreciation
                                                                            (in millions)
Greene County                                                      $  81                     $  37
(coal)
Plant Miller
   Units 1 and 2                                                   $ 703                     $ 247
(coal)

7. LONG-TERM POWER SALES AGREEMENTS

GENERAL

The operating subsidiaries of The Southern Company, including the company, have entered into long-term and short-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. Certain of these agreements are non-firm and are based on capacity of the system in general. Other agreements are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, revenues from capacity sales primarily affect profitability. The company's portion of off-system capacity revenues has been as follows:


                                                         Other
                                                       Long-Term
                                                          and
                                Unit                  Short-Term
Year                           Power                   Non-Firm                   Total
                                                     (in millions)
1993                            $144                      $15                       $159
1992                             177                        9                        186
1991                             172                        8                        180

   Long-term non-firm power of 400 megawatts was sold by the Southern electric system in 1993 to Florida Power Corporation (FPC). In January 1994, this amount decreased to 200 megawatts, and the contract will expire at year-end.

   Unit power from Plant Miller is being sold to FPC, Florida Power & Light Company (FP&L), Jacksonville Electric Authority (JEA) and the City of Tallahassee, Florida (Tallahassee). Under these agreements, an average of 1,100 megawatts of capacity is scheduled to be

Alabama Power Company 1993 Annual Report


sold during 1994. Thereafter, these sales will increase to some 1,200 megawatts and remain at that approximate level -- unless reduced by FP&L, FPC, and JEA for the periods after 1999 -- until the expiration of the contracts in 2010.

GULF STATES SETTLEMENT COMPLETED

On November 7, 1991, subsidiaries of The Southern Company entered into a settlement agreement with Gulf States that resolved litigation between the companies that had been pending since 1986 and arose out of a dispute over certain unit power and other long-term power sales contracts. In 1993, all remaining terms and obligations of the settlement agreement were satisfied.

   With respect to the company's portion of proceeds received in 1991, see Note 3 concerning the regulatory treatment of amounts being refunded to retail customers over a three-year period.

ALABAMA MUNICIPAL ELECTRIC AUTHORITY (AMEA)
CAPACITY CONTRACTS

In August 1986, the company entered into a firm power purchase contract with AMEA entitling AMEA to scheduled amounts of capacity (to a maximum 100 megawatts) for a period of 15 years commencing September 1, 1986 (1986 Contract). In October 1991, the company entered into a second firm power purchase contract with AMEA entitling AMEA to scheduled amounts of additional capacity (to a maximum 80 megawatts) for a period of 15 years commencing October 1, 1991 (1991 Contract). In both contracts the power will be sold to AMEA for its member municipalities that previously were served directly by the company as wholesale customers. Under the terms of the contracts, the company received payments from AMEA representing the net present value of the revenues associated with the respective capacity entitlements, discounted at effective annual rates of 9.96 percent and 11.19 percent for the 1986 and 1991 Contracts, respectively. These payments are being recognized as operating revenues and the discounts are being amortized to other interest expense as scheduled capacity is made available over the terms of the contracts.

   In order to secure AMEA's advance payments and the company's performance obligation under the contracts, the company issued and delivered to an escrow agent first mortgage bonds representing the maximum amount of liquidated damages payable by the company in the event of a default under the contracts. No principal or interest is payable on such bonds unless and until a default by the company occurs. As the liquidated damages decline under the contracts, a portion of the bonds equal to the decreases are returned to the company. At December 31, 1993, $153 million of such bonds were held by the escrow agent under the contracts.

8. INCOME TAXES

Effective January 1, 1993, the company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption of Statement No. 109 resulted in cumulative adjustments that had no material effect on net income. The adoption also resulted in the recording of additional deferred income taxes and related assets and liabilities. The related assets of $469 million are revenues to be received from customers. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The related liabilities of $441 million are revenues to be refunded to customers. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits. Additionally, deferred income taxes related to accelerated tax depreciation previously shown as a reduction to utility plant were reclassified.

Alabama Power Company 1993 Annual Report


  Details of the federal and state income tax provisions are as follows:


                                                     1993              1992          1991
                                                                   (in thousands)
Federal --
  Currently payable                                $149,680          $152,481        $181,070
  Deferred --
    current year                                      9,636            27,760          28,382
    reversal of prior years                          19,653            (7,827)        (34,911)
  Deferred investment tax
    credits                                          (2,106)               -           (1,089)

                                                    176,863           172,414         173,452

State --
  Currently payable                                  14,297            16,983          18,887
  Deferred --
    current year                                      1,898             6,387           2,256
    reversal of prior years                           3,913            (2,806)         (1,506)

                                                     20,108            20,564          19,637

Total                                               196,971           192,978         193,089
Less income taxes charged
  (credited) to other income                        (10,239)           (8,947)         (7,523)

Federal and state income
  taxes charged to operations                      $207,210          $201,925        $200,612

  The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities are as follows:

                                                                         1993
                                                                    (in millions)
Deferred tax liabilities:
  Accelerated depreciation                                            $   697
  Property basis differences                                              536
  Premium on reacquired debt                                               38
  Fuel clause underrecovered                                               11
  Other                                                                    17

Total                                                                   1,299

Deferred tax assets:
  Capacity prepayments                                                     44
  Other deferred costs                                                      8
  Pension and other benefits                                               15
  Accrued nuclear outage costs                                              7
  Unbilled revenue                                                          7
  Other                                                                    39

Total                                                                     120

Net deferred tax liabilities                                            1,179
Portion included in current liabilities, net                              (14)

Accumulated deferred income taxes
  in the Balance Sheets                                               $ 1,165

  Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $13 million in 1993, $18 million in 1992, and $16 million in 1991. At December 31, 1993, all investment tax credits available to reduce federal income taxes payable had been utilized.

  A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                       1993              1992            1991
Effective tax rate                                    34.4%             34.1%           34.0%
State income tax, net of
  federal income tax benefit                          (2.3)             (2.4)           (2.3)
Non-deductible book
  depreciation                                        (1.6)             (1.6)           (1.8)
Differences in prior years'
  deferred and current tax rates                       1.6               1.9             1.8
Other                                                  2.9               2.0             2.3

Statutory federal tax rate                            35.0%             34.0%           34.0%

  The Southern Company and its subsidiaries file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis, and consolidated tax savings are allocated to each company based on its ratio of taxable income to total consolidated taxable income.

Alabama Power Company 1993 Annual Report


9.  OTHER LONG-TERM DEBT

Details of other long-term debt are as follows:

                                                            December 31,
                                                       1993              1992
                                                           (in thousands)
Obligations incurred in
  connection with the
  sale of tax-exempt
  pollution control
  revenue bonds by
  public authorities-
    2003-2013 6% to
      9-3/8%                                      $  27,050          $162,365
    2014-2023 3.05%
      to 10-7/8%                                    449,090           306,200
Less funds on deposit
  with trustees                                           -             1,546

                                                    476,140           467,019

Capitalized lease obligations
    and other long-term debt:
    Nuclear fuel                                     95,943           104,058
    Office buildings                                  7,710             8,069
    Street light and other                            2,761             4,423

                                                    106,414           116,550

Total                                              $582,554          $583,569

  Pollution control obligations represent installment purchases of pollution control facilities financed by funds derived from sales by public authorities of revenue bonds. The company is required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. With respect to $154.5 million of such pollution control obligations, the company has authenticated and delivered to the trustees a like principal amount of first mortgage bonds as security for its obligations under the installment purchase agreements. No principal or interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase agreements.

  The company has capitalized leased nuclear material and recorded the related lease obligations. The arrangement provides for the payment of interest at varying rates and times dependent on options selected by the company from types of loans available under the arrangement. At the end of 1993 the effective rate of this lease arrangement, including applicable fees, was 3.58 percent. Principal payments are required under the arrangement based on the cost of fuel burned.

  The company has also capitalized certain office building leases and a street light lease. Monthly principal payments plus interest are required, and at December 31, 1993, the interest rate was 9.5 percent for office buildings and
13.0 percent for street lights.

  The net book value of capitalized leases included in utility plant in service was $94.7 million and $103.0 million at December 31, 1993 and 1992, respectively. The estimated aggregate annual maturities of other long-term debt through 1998 are as follows: $38.9 million in 1994, $33.3 million in 1995, $18.7 million in 1996, $6.4 million in 1997 and $3.0 million in 1998.

10.   LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year is as follows:

                                                       1993              1992
                                                           (in thousands)
Cash sinking fund requirements                      $20,135           $18,525
Other long-term debt maturities
  (Note 9)                                           38,863            48,854

Total                                               $58,998           $67,379

    The annual first mortgage bond improvement fund requirement is one percent of the aggregate principal amount of bonds of each series authenticated, so long as a portion of that series is outstanding, and may be satisfied by the deposit of cash and/or reacquired bonds, the certification of unfunded property additions or a combination thereof. The 1994 requirement of $20.1 million was satisfied by the deposit of cash in 1994, which was used for the partial redemption of various series of outstanding bonds. In addition, maturing in 1994 are other long-term debt of $38.9 million consisting primarily of capitalized nuclear fuel obligations.

Alabama Power Company 1993 Annual Report


11.   NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988 (Act), the company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Plant Farley. The Act limits to $9.4 billion, public liability claims that could arise from a single nuclear incident. Plant Farley is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums which could be assessed, after a nuclear incident, against all owners of nuclear reactors. A company could be assessed up to $79 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for the company is $159 million per incident but not more than an aggregate of $20 million to be paid for each incident in any one year.

  The company is a member of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium adjustment in the event that losses exceed accumulated reserve funds. The company's maximum annual assessment per incident is limited to $14 million under the current policy.

  Additionally, the company has policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million NML coverage. This excess insurance is provided by Nuclear Electric Insurance Limited (NEIL), a mutual insurance company, and American Nuclear
Insurers/Mutual Atomic Energy Liability Underwriters.

  NEIL also covers the additional cost that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can be insured against increased cost of replacement power in an amount up to $3.5 million per week (starting 21 weeks after the outage) for one year and up to $2.3 million per week for the second and third years.

  Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum annual assessments per incident under current policies for the company would be $16 million for excess property damage and $9 million for replacement power.

  For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies issued or renewed on or after April 2, 1991, shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are to be applied next toward the costs of decontamination and debris removal operations ordered by the NRC, and then, any further remaining proceeds are to be paid either to the company or to its bond trustees as may be appropriate under applicable trust indentures.

  The company participates in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, the company could be subject to a maximum total assessment of $6.4 million.

Alabama Power Company 1993 Annual Report


12.   COMMON STOCK DIVIDEND
      RESTRICTIONS

The company's first mortgage bond indenture contains various common stock dividend restrictions that remain in effect as long as the bonds are outstanding. At December 31, 1993, $653 million of retained earnings was restricted against the payment of cash dividends on common stock under terms of the mortgage indenture. Supplemental indentures in connection with future first mortgage bond issues may contain more stringent common stock dividend restrictions than those currently in effect.

13.   QUARTERLY FINANCIAL INFORMATION
      (UNAUDITED)

Summarized quarterly financial data for 1993 and 1992 are as follows:


                                                   Net Income
                                                     After
                                                   Dividends
Quarter              Operating      Operating     on Preferred
Ended                 Revenues       Income          Stock
                                 (in thousands)
MARCH 1993           $635,559       $124,356        $ 57,856
JUNE 1993             733,589        159,023          91,448
SEPTEMBER 1993        919,934        205,151         150,818
DECEMBER 1993         718,527        106,582          46,372

March 1992           $649,554       $140,574        $ 75,044
June 1992             720,661        146,488          83,545
September 1992        821,469        200,262         136,744
December 1992         655,156        105,798          43,222

The company's business is influenced by seasonal weather conditions and the timing of rate adjustments.

SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company


                                                             1993        1992        1991
OPERATING REVENUES (IN THOUSANDS)                      $3,007,609  $2,846,840  $2,846,794
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK (IN THOUSANDS)                      $346,494    $338,555    $339,666
CASH DIVIDENDS ON COMMON STOCK (IN THOUSANDS)            $252,900    $273,300    $232,900
RETURN ON AVERAGE COMMON EQUITY (PERCENT)                   13.94       14.02       14.55
TOTAL ASSETS (IN THOUSANDS)                            $8,248,683  $6,593,618  $6,549,462
GROSS PROPERTY ADDITIONS (IN THOUSANDS)                  $435,843    $367,463    $397,011

CAPITALIZATION (IN THOUSANDS):
Common stock equity                                    $2,526,348  $2,443,493  $2,387,198
Preferred stock                                           440,400     489,400     484,400
Preferred stock subject to mandatory redemption               -           -           -
Long-term debt                                          2,362,852   2,202,473   2,382,635

Total (excluding amounts due within one year)          $5,329,600  $5,135,366  $5,254,233

CAPITALIZATION RATIOS (PERCENT):
Common stock equity                                          47.4        47.6        45.4
Preferred stock                                               8.3         9.5         9.2
Long-term debt                                               44.3        42.9        45.4

Total (excluding amounts due within one year)               100.0       100.0       100.0

FIRST MORTGAGE BONDS (IN THOUSANDS):
Issued                                                    860,000     745,000     250,000
Retired                                                   699,788     931,797     227,695
PREFERRED STOCK (IN THOUSANDS):
Issued                                                    158,000     150,000         -
Retired                                                   207,000     145,000      17,500

SECURITY RATINGS:
First Mortgage Bonds -
  Moody's                                                      A1          A1          A1
  Standard and Poor's                                           A           A           A
  Duff & Phelps                                                A+           A           A
Preferred Stock -
  Moody's                                                      a2          a2          a2
  Standard and Poor's                                          A-          A-          A-
  Duff & Phelps                                                A-          A-          A-

CUSTOMERS (YEAR-END):
Residential                                             1,027,130   1,012,294     997,585
Commercial                                                157,337     152,530     148,228
Industrial                                                  5,391       5,434       5,496
Other                                                         713         704         697

Total                                                   1,190,571   1,170,962   1,152,006

EMPLOYEES (YEAR-END)                                        8,009       8,116       8,513

SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company


      1990        1989        1988        1987        1986        1985        1984        1983
$2,722,424  $2,629,354  $2,476,626  $2,574,634  $2,549,574  $2,518,699  $2,236,560  $2,030,649

$  312,803  $  311,146  $  283,475  $  257,239  $  273,456  $  264,562  $  233,252  $  229,011
$  220,800  $  217,300  $  212,700  $  201,100  $  191,300  $  185,700  $  161,900  $  145,200
     14.00       14.53       14.03       13.56       15.12       15.41       14.74       16.12
$6,362,293  $6,279,431  $6,180,945  $5,912,000  $5,570,653  $5,722,263  $5,496,197  $5,120,607
$  444,680  $  459,199  $  643,892  $  600,589  $  553,767  $  568,073  $  575,173  $  522,140


$2,280,590  $2,188,811  $2,094,815  $1,946,747  $1,847,608  $1,770,156  $1,664,295  $1,499,909
   484,400     484,400     484,400     384,400     384,400     384,400     424,400     424,400
    12,500      17,500      22,500      27,500      30,000      35,000      37,224      38,034
 2,397,931   2,435,129   2,496,492   2,386,258   2,210,108   2,349,373   2,402,713   2,404,565

$5,175,421  $5,125,840  $5,098,207  $4,744,905  $4,472,116  $4,538,929  $4,528,632  $4,366,908


      44.1        42.7        41.1        41.0        41.3        39.0        36.7        34.3
       9.6         9.8         9.9         8.7         9.3         9.3        10.2        10.6
      46.3        47.5        49.0        50.3        49.4        51.7        53.1        55.1

     100.0       100.0       100.0       100.0       100.0       100.0       100.0       100.0


       -           -       150,000     200,000     125,000         -           -           -
    33,122      75,650      42,445     108,082     405,765      39,460      21,250      16,189

       -           -       100,000         -           -           -           -        50,000
     5,000       5,000       2,500       5,000      42,224         -           810       4,200



        A1          A1          A1          A1          A1          A1          A2          A3
         A           A           A           A           A           A          A-        BBB+
         A           A           6           6           6           6           7           8

        a2          a2          a2          a2          a2          a2          a3        baa2
        A-          A-          A-          A-          A-          A-        BBB+         BBB
        A-          A-           7           7           7           7           8           9


   985,566     974,622     964,581     950,101     934,798     918,777     905,239     889,372
   144,340     141,265     137,955     134,533     130,540     126,644     123,561     120,749
     5,322       5,200       5,120       4,955       4,725       4,619       4,467       4,325
       690         684         678         713         697         755         759         757

 1,135,918   1,121,771   1,108,334   1,090,302   1,070,760   1,050,795   1,034,026   1,015,203

     9,473       9,698      10,302      10,457      10,367      10,212      10,144       9,917

Alabama Power Company

                                                                   1993        1992        1991
OPERATING REVENUES (IN THOUSANDS):
Residential                                                 $   947,277 $   845,660 $   864,347
Commercial                                                      634,895     589,816     582,730
Industrial                                                      832,938     800,311     790,224
Other                                                            13,344      12,734      12,662

Total retail                                                  2,428,454   2,248,521   2,249,963
Sales for resale - non-affiliates                               364,105     407,791     407,912
Sales for resale - affiliates                                   181,975     158,088     159,375

Total revenues from sales of electricity                      2,974,534   2,814,400   2,817,250
Other revenues                                                   33,075      32,440      29,544

Total                                                       $ 3,007,609 $ 2,846,840 $ 2,846,794

KILOWATT-HOUR SALES (IN THOUSANDS):
Residential                                                  13,185,062  12,069,268  12,324,898
Commercial                                                    9,185,462   8,629,869   8,526,131
Industrial                                                   18,595,237  18,260,274  17,511,579
Other                                                           181,673     176,798     174,760

Total retail                                                 41,147,434  39,136,209  38,537,368
Sales for resale - non-affiliates                             7,143,672   8,382,571   8,810,442
Sales for resale - affiliates                                 8,081,324   7,210,697   7,784,285

Total                                                        56,372,430  54,729,477  55,132,095

AVERAGE REVENUE PER KILOWATT-HOUR (CENTS):
Residential                                                        7.18        7.01        7.01
Commercial                                                         6.91        6.83        6.83
Industrial                                                         4.48        4.38        4.51
Total retail                                                       5.90        5.75        5.84
Sales for resale                                                   3.59        3.63        3.42
Total sales                                                        5.28        5.14        5.11
RESIDENTIAL AVERAGE ANNUAL KILOWATT-HOUR
 USE PER CUSTOMER                                                12,936      12,017      12,435
RESIDENTIAL AVERAGE ANNUAL REVENUE
 PER CUSTOMER                                               $    929.36 $    842.00 $    872.04
PLANT NAMEPLATE CAPACITY RATINGS (NOTE 1)
 (year-end) (megawatts)                                          10,431      10,431      10,539
TERRITORIAL PEAK-HOUR DEMAND (MEGAWATTS) (NOTE 2):
Winter                                                            7,152       7,077       6,586
Summer                                                            9,457       8,801       8,627
ANNUAL LOAD FACTOR (PERCENT) (NOTE 2)                              58.6        59.6        59.9
PLANT AVAILABILITY (PERCENT):
Fossil-steam                                                       89.7        88.9        93.1
Nuclear                                                            86.6        80.2        87.0

SOURCE OF ENERGY SUPPLY (PERCENT):
Coal                                                               63.9        64.3        61.5
Nuclear                                                            20.1        19.0        20.8
Hydro                                                               6.9         8.5         8.2
Oil and gas                                                          *           *           *
Purchased power -
  From non-affiliates                                               1.1         1.2         1.6
  From affiliates                                                   8.0         7.0         7.9

Total                                                             100.0       100.0       100.0

TOTAL FUEL ECONOMY DATA (NOTE 1):
BTU per net kilowatt-hour generated                              10,003      10,000       9,985
Cost of fuel per million BTU (cents)                             173.66      164.57      170.49
Average cost of fuel per net kilowatt-hour generated (cents)       1.74        1.65        1.70

Notes:
(1) Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.

Alabama Power Company

         1990        1989        1988        1987        1986        1985        1984        1983

  $   825,645 $   781,982 $   761,805 $   759,957 $   738,864 $   684,970 $   664,286 $   629,478
      551,634     533,487     510,910     501,088     481,676     453,651     430,400     398,827
      777,580     762,274     738,755     721,298     705,395     717,078     692,177     631,440
       12,103      11,743      11,255      10,968      10,811      10,129       9,615       8,914

    2,166,962   2,089,486   2,022,725   1,993,311   1,936,746   1,865,828   1,796,478   1,668,659
      434,996     409,202     355,362     443,880     472,938     539,343     317,890     225,535
       93,473     104,488      76,691     118,746     120,911      95,733     108,812     119,610

    2,695,431   2,603,176   2,454,778   2,555,937   2,530,595   2,500,904   2,223,180   2,013,804
       26,993      26,178      21,848      18,697      18,979      17,795      13,380      16,845

  $ 2,722,424 $ 2,629,354 $ 2,476,626 $ 2,574,634 $ 2,549,574 $ 2,518,699 $ 2,236,560 $ 2,030,649


   11,996,794  11,346,736  11,332,285  11,149,225  10,606,698   9,814,814   9,634,285   9,176,413
    8,201,534   7,915,685   7,711,092   7,476,924   7,015,589   6,593,645   6,270,899   5,816,678
   17,713,153  17,360,791  16,881,342  15,969,075  15,025,806  15,215,276  15,134,188  13,688,096
      170,420     166,485     165,122     159,422     153,282     146,119     143,785     138,901

   38,081,901  36,789,697  36,089,841  34,754,646  32,801,375  31,769,854  31,183,157  28,820,088
   10,277,060  10,292,329   7,905,750  10,523,554   9,064,049  12,158,464   8,587,936   6,473,574
    4,519,275   5,048,743   3,551,142   4,963,997   4,456,360   3,588,338   4,270,493   3,904,285

   52,878,236  52,130,769  47,546,733  50,242,197  46,321,784  47,516,656  44,041,586  39,197,947


         6.88        6.89        6.72        6.82        6.97        6.98        6.90        6.86
         6.73        6.74        6.63        6.70        6.87        6.88        6.86        6.86
         4.39        4.39        4.38        4.52        4.69        4.71        4.57        4.61
         5.69        5.68        5.60        5.74        5.90        5.87        5.76        5.79
         3.57        3.35        3.77        3.63        4.39        4.03        3.32        3.33
         5.10        4.99        5.16        5.09        5.46        5.26        5.05        5.14

       12,256      11,717      11,839      11,848      11,457      10,781      10,755      10,400

  $    843.50 $    807.50 $    795.84 $    807.61 $    798.09 $    752.43 $    741.58 $    713.40

        9,879       9,879       9,279       9,337       9,337       9,337       8,580       8,629

        6,293       7,264       6,377       6,138       6,257       6,191       5,696       5,456
        8,878       8,256       7,991       7,886       7,892       7,570       6,946       7,147
         57.4        59.5        59.6        58.3        56.2        57.2        59.8        55.0

         92.2        90.7        91.3        90.2        88.5        90.5        91.2        90.4
         86.5        83.1        91.9        83.3        83.8        81.0        86.5        82.9


         57.0        54.1        53.9        52.5        58.8        55.7        51.5        49.1
         21.6        21.0        26.1        21.7        23.8        22.4        26.1        26.9
          8.7        11.0         4.8         6.3         4.2         6.2        11.0        12.9
          0.1         0.1         0.1         0.2         0.1         0.1          *           *

          0.9         1.8         0.5         0.2         2.0         1.7         0.2         0.5
         11.7        12.0        14.6        19.1        11.1        13.9        11.2        10.6

        100.0       100.0       100.0       100.0       100.0       100.0       100.0       100.0


       10,072      10,061      10,137      10,214      10,209      10,229      10,367      10,610
       171.55      172.20      168.21      176.72      179.65      185.74      179.40      164.30
         1.73        1.73        1.71        1.80        1.83        1.90        1.86        1.74

STATEMENTS OF INCOME
Alabama Power Company

FOR THE YEARS ENDED DECEMBER 31                                      1993*          1992*         1991*
(Thousands of Dollars)

OPERATING REVENUES:
Revenues                                                         $  2,825,634   $ 2,688,752   $ 2,687,419
Revenues from affiliates                                              181,975       158,088       159,375

Total operating revenues                                            3,007,609     2,846,840     2,846,794

OPERATING EXPENSES:
Operation --
  Fuel                                                                877,099       794,438       812,667
  Purchased power from non-affiliates                                  15,230        14,242        21,080
  Purchased power from affiliates                                     120,330       107,230       119,602
  Proceeds from settlement of disputed contracts                       (2,568)         (641)      (14,819)
  Other                                                               473,383       446,477       435,908
Maintenance                                                           252,506       237,071       229,114
Depreciation and amortization                                         290,310       280,881       271,433
Taxes other than income taxes                                         178,997       172,095       169,639
Federal and state income taxes                                        207,210       201,925       200,612

Total operating expenses                                            2,412,497     2,253,718     2,245,236

OPERATING INCOME                                                      595,112       593,122       601,558
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                     3,260         2,071         2,368
Income from subsidiary                                                  4,127         4,635         4,576
Charitable foundation                                                  (3,000)       (6,887)       (6,500)
Interest income                                                        20,775        14,804        14,356
Other, net                                                            (24,420)      (11,019)       (9,926)
Income taxes applicable to other income                                10,239         8,947         7,523

INCOME BEFORE INTEREST CHARGES                                        606,093       605,673       613,955

INTEREST CHARGES:
Interest on long-term debt                                            184,861       206,871       214,107
Allowance for debt funds used during construction                      (2,992)       (2,416)       (6,903)
Interest on interim obligations                                         3,760         3,704        13,385
Amortization of debt discount, premium, and expense, net                8,937         4,392         2,634
Other interest charges                                                 35,474        19,381        14,927

Net interest charges                                                  230,040       231,932       238,150

NET INCOME                                                            376,053       373,741       375,805
DIVIDENDS ON PREFERRED STOCK                                           29,559        35,186        36,139

NET INCOME AFTER DIVIDENDS ON PREFERRED                          $    346,494   $   338,555   $   339,666

* Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

STATEMENTS OF INCOME
Alabama Power Company

     1990*         1989*        1988*        1987*          1986         1985          1984          1983
$   2,628,951  $ 2,524,866  $ 2,399,935  $  2,455,888  $  2,428,663  $ 2,422,966  $  2,127,748  $   1,911,039
       93,473      104,488       76,691       118,746       120,911       95,733       108,812        119,610

    2,722,424    2,629,354    2,476,626     2,574,634     2,549,574    2,518,699     2,236,560      2,030,649


      756,501      712,453      676,423       696,763       738,367      743,463       657,183        542,760
       11,185       28,272        8,407         6,703        23,889       25,990         4,592          6,297
      165,982      163,267      185,390       257,052       156,091      187,041       156,180        121,205
            -            -            -             -             -            -             -              -
      411,559      380,536      400,879       410,575       350,671      308,437       287,647        262,354
      215,304      202,633      197,225       199,617       203,972      210,143       182,957        164,391
      262,817      247,973      225,123       212,072       201,803      183,779       174,514        169,231
      163,567      154,398      148,681       141,422       135,248      128,648       122,928        107,445
      185,954      188,507      143,614       190,575       255,400      248,774       224,726        220,245

    2,172,869    2,078,039    1,985,742     2,114,779     2,065,441    2,036,275     1,810,727      1,593,928

      549,555      551,315      490,884       459,855       484,133      482,424       425,833        436,721

       25,487       29,515       39,047        27,663        27,455       32,985        45,704         35,103
        4,182        3,750        3,302         3,440         2,967        3,417         3,181          3,088
      (17,500)     (25,000)           -             -             -            -             -              -
       12,006       10,871        9,914         7,044        11,422       20,874        12,432          8,729
       (8,235)      (4,313)     (13,694)         (816)       (3,738)      (4,447)         (666)        (1,368)
       11,081       13,629        8,034           849           185       (4,941)       (3,088)        (1,213)

      576,576      579,767      537,487       498,035       522,424      530,312       483,396        481,060

      221,527      230,046      225,522       205,824       226,110      248,073       245,684        246,246
      (23,339)     (27,627)     (31,830)      (24,235)      (24,334)     (29,048)      (42,868)       (38,558)
       10,252        9,098        5,714         7,221         1,159            -             -          1,261
        3,706        4,469        4,411         4,405         3,313        1,145           996            985
       13,115       13,112       13,715        14,662         8,695        4,234         4,291          4,179

      225,261      229,098      217,532       207,877       214,943      224,404       208,103        214,113

      351,315      350,669      319,955       290,158       307,481      305,908       275,293        266,947
       38,512       39,523       36,480        32,919        34,025       41,346        42,041         37,936

$     312,803  $   311,146  $   283,475  $    257,239  $    273,456  $   264,562  $    233,252  $     229,011

STATEMENTS OF CASH FLOWS
Alabama Power Company

For the Years Ended December 31,                                   1993       1992        1991
(Thousands of Dollars)
Operating Activities:
Net income                                                     $  376,053  $ 373,741  $  375,805
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                                 356,499    338,421     337,978
    Deferred income taxes, net                                     35,100     23,514      (5,779)
    Deferred investment tax credits, net                           (2,106)         -      (1,089)
    Allowance for equity funds used during construction            (3,260)    (2,071)     (2,368)
    Non-cash proceeds from settlement of disputed contracts             -       (641)    (13,750)
    Other, net                                                     36,493     (2,657)     26,614
    Changes in certain current assets and liabilities --
       Receivables, net                                            19,215    (11,010)      9,178
       Inventories                                                 51,630     12,704     (17,374)
       Payables                                                    31,544      2,158      28,889
       Taxes accrued                                               (9,959)   (21,120)     24,828
       Energy cost recovery, retail                               (56,128)    45,509     (12,304)
       Other                                                      (21,110)    10,629     (37,906)

Net cash provided from operating activities                       813,971    769,177     712,722

Investing Activities:
Gross property additions                                         (435,843)  (367,463)   (397,011)
Sales of property                                                       -     43,556           -
Other                                                                (741)   (13,379)    (36,083)

Net cash used for investing activities                           (436,584)  (337,286)   (433,094)

Financing Activities and Capital Contributions:
Proceeds:
  Preferred stock                                                 158,000    150,000           -
  First mortgage bonds                                            860,000    745,000     250,000
  Pollution control bonds                                               -          -           -
  Other long-term debt                                            180,314     48,382      12,906
  Capital contributions from parent company                             -          -           -
  Prepaid capacity revenues                                             -          -      52,900
Redemptions:
  Preferred stock                                                (207,000)  (145,000)    (17,500)
  First mortgage bonds                                           (699,788)  (931,797)   (227,695)
  Pollution control bonds                                        (135,315)      (335)       (250)
  Other long-term debt                                            (46,014)   (53,888)    (48,428)
Interim obligations, net                                         (156,917)   120,917     (13,500)
Payment of preferred stock dividends                              (32,099)   (35,704)    (36,829)
Payment of common stock dividends                                (252,900)  (273,300)   (232,900)
Miscellaneous                                                     (56,064)   (53,697)    (17,732)

Net cash provided from (used for) financing activities           (387,783)  (429,422)   (279,028)

Net Change in Cash                                                (10,396)     2,469         600
Cash at Beginning of Year                                          13,629     11,160      10,560

Cash at End of Year                                            $    3,233  $  13,629  $   11,160

( ) Denotes use of cash.

STATEMENTS OF CASH FLOWS
Alabama Power Company

    1990         1989        1988        1987        1986        1985        1984        1983
$   351,315  $  350,669  $  319,955  $  290,158  $  307,481  $  305,908  $  275,293  $  266,947


    331,858     322,042     296,234     270,492     292,569     266,657     266,479     224,656
     64,480      31,715      37,952     107,824     135,364     104,259      85,426     115,343
        132       6,917      15,019      23,477      19,736      57,096     165,020     105,200
    (25,487)    (29,515)    (39,047)    (27,663)    (27,455)    (32,985)    (45,704)    (35,103)
          -           -           -           -           -           -           -           -
     19,899      (5,297)     16,106      67,445       4,251     (18,971)     (4,573)    (60,712)

     12,005     (10,436)      8,822    (133,468)     15,238     (13,531)    (16,403)    (16,534)
    (40,901)     20,408     (23,182)    (26,255)     (2,040)     29,823      25,159     (58,678)
      6,597      16,259     (12,957)     39,645     (56,720)     26,360      39,964      84,139
     (6,167)      1,547      (7,754)        516      (1,487)     (6,325)     (8,198)      8,847
    (42,535)     39,164           -           -           -           -           -           -
     14,144      28,701     (18,658)      4,464     (35,293)      4,358      29,836      (8,675)

    685,340     772,174     592,490     616,635     651,644     722,649     812,299     625,430

   (444,680)   (459,199)   (643,892)   (600,589)   (553,767)   (568,073)   (575,173)   (522,140)
          -           -           -           -           -           -           -           -
      6,935       3,768      23,161      17,010      10,115      22,028      26,175      17,334

   (437,745)   (455,431)   (620,731)   (583,579)   (543,652)   (546,045)   (548,998)   (504,806)


          -           -     100,000           -           -           -           -      50,000
          -           -     150,000     200,000     125,000           -           -           -
          -      53,700           -         432      26,232     115,577     161,134      10,640
     54,831      55,176      62,515      69,786      95,017      12,998      25,654     139,031
          -           -      79,500      43,000           -      27,000      93,000      76,000
          -           -           -           -     100,000           -           -           -

     (5,000)     (5,000)     (2,500)     (5,000)    (42,224)          -        (810)     (4,200)
    (33,122)    (75,650)    (42,445)   (108,082)   (405,765)    (39,460)    (21,250)    (16,189)
       (250)    (53,950)          -           -     (21,000)          -      (3,500)       (500)
    (56,895)    (57,316)    (56,748)    (32,500)    (43,561)    (35,023)   (128,060)    (73,154)
     59,500      30,000     (15,000)     15,000           -           -           -           -
    (38,245)    (40,105)    (35,362)    (32,837)    (36,014)    (41,566)    (42,061)    (36,579)
   (220,800)   (217,300)   (212,700)   (201,100)   (191,300)   (185,700)   (161,900)   (145,200)
       (293)     (4,576)     (5,581)     (2,581)    (38,052)     (4,438)     (2,727)     (1,869)

   (240,274)   (315,021)     21,679     (53,882)   (431,667)   (150,612)    (80,520)     (2,020)

      7,321       1,722      (6,562)    (20,826)   (323,675)     25,992     182,781     118,604
      3,239       1,517       8,079      28,905     352,580     326,588     143,807      25,203

$    10,560  $    3,239  $    1,517  $    8,079  $   28,905  $  352,580  $  326,588  $  143,807


BALANCE SHEETS
Alabama Power Company

AT DECEMBER 31,                                                              1993*           1992*           1991*
(Thousands of Dollars)
ASSETS
ELECTRIC PLANT:
  Production-
    Fossil                                                             $   2,987,010   $   2,953,683   $   2,991,876
    Nuclear                                                                1,860,842       1,860,832       1,851,317
    Hydro                                                                    819,848         818,363         814,301

      Total production                                                     5,667,700       5,632,878       5,657,494
  Transmission                                                             1,051,130       1,013,464         977,239
  Distribution                                                             2,206,834       2,072,165       1,947,972
  General                                                                    810,551         751,652         713,948
  Construction work in progress                                              225,743         164,555         148,564
  Nuclear fuel, at amortized cost                                             93,551         101,128         109,259

    Total electric plant                                                  10,055,509       9,735,842       9,554,476

STEAM HEAT PLANT:
  Plant in service                                                            20,926          20,924          20,214
  Construction work in progress                                                   43              33             181

    Total steam heat plant                                                    20,969          20,957          20,395

    Total utility plant                                                   10,076,478       9,756,799       9,574,871

ACCUMULATED PROVISION FOR DEPRECIATION:
  Electric                                                                 3,374,310       3,122,332       2,913,385
  Steam heat                                                                   9,846           9,211           8,492

    Total accumulated provision for depreciation                           3,384,156       3,131,543       2,921,877

    Total                                                                  6,692,322       6,625,256       6,652,994

Less property-related accumulated deferred income taxes                            -       1,170,982       1,140,303

    Total                                                                  6,692,322       5,454,274       5,512,691

OTHER PROPERTY AND INVESTMENTS:
  Securities received from settlement of disputed contracts                        -               -          69,550
  Nuclear decommissioning trusts                                              49,550          32,390          15,864
  Miscellaneous                                                               49,635          49,892          48,254

    Total                                                                     99,185          82,282         133,668

CURRENT ASSETS:
  Cash and cash equivalents                                                    3,233          13,629          11,160
  Investment securities                                                            -          64,832               -
  Receivables, net                                                           410,422         344,934         349,599
  Fossil fuel stock, at average cost                                          88,481         134,328         154,798
  Materials and supplies, at average cost                                    176,728         182,511         174,745
  Prepayments                                                                 79,207         108,254          95,832
  Vacation pay deferred                                                       22,680          21,879          21,691

    Total current assets                                                     780,751         870,367         807,825

DEFERRED CHARGES:
  Deferred charges related to income taxes                                   469,010               -               -
  Debt expense, being amortized                                                7,064           6,118           5,957
  Premium on reacquired debt, being amortized                                102,634          74,835          40,174
  Uranium enrichment decontamination and decommissioning fund                 45,554          47,730               -

  Miscellaneous                                                               52,163          58,012          49,147

    Total deferred charges                                                   676,425         186,695          95,278

TOTAL ASSETS                                                           $   8,248,683   $   6,593,618   $   6,549,462

*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

BALANCE SHEETS
Alabama Power Company

    1990*         1989*        1988*        1987*          1986        1985         1984          1983
$  2,462,100  $ 2,428,146  $ 1,820,966  $  1,787,979  $ 1,748,226  $ 1,678,117  $ 1,203,447  $  1,167,707
   1,794,540    1,786,877    1,769,093     1,765,854    1,749,981    1,687,766    1,664,849     1,642,869
     809,578      803,901      789,617       788,046      784,445      773,682      559,696       556,528

   5,066,218    5,018,924    4,379,676     4,341,879    4,282,652    4,139,565    3,427,992     3,367,104
     925,368      882,933      844,003       817,065      773,142      699,980      642,968       616,098
   1,815,265    1,692,426    1,587,690     1,481,845    1,384,576    1,295,930    1,221,003     1,136,277
     660,217      646,523      613,498       535,148      506,228      349,249      300,043       247,080
     654,055      557,150    1,023,019       750,907      497,491      502,455      972,832       760,910
     143,711      147,997      174,130       191,493      205,768      243,468      223,818       217,793

   9,264,834    8,945,953    8,622,016     8,118,337    7,649,857    7,230,647    6,788,656     6,345,262

      20,091       20,083       20,076        20,217       19,508       17,056        9,780         9,754
          74           71           58            89          123           64          901           209

      20,165       20,154       20,134        20,306       19,631       17,120       10,681         9,963

   9,284,999    8,966,107    8,642,150     8,138,643    7,669,488    7,247,767    6,799,337     6,355,225

   2,676,957    2,458,747    2,257,696     2,068,176    1,877,124    1,697,547    1,525,893     1,378,094
       7,861        7,154        6,456         5,938        5,261        3,874        3,619         3,346

   2,684,818    2,465,901    2,264,152     2,074,114    1,882,385    1,701,421    1,529,512     1,381,440

   6,600,181    6,500,206    6,377,998     6,064,529    5,787,103    5,546,346    5,269,825     4,973,785
   1,106,664    1,051,877    1,001,173       933,932      857,081      758,150      664,591       584,322

   5,493,517    5,448,329    5,376,825     5,130,597    4,930,022    4,788,196    4,605,234     4,389,463

           -            -            -             -            -            -            -             -
           -            -            -             -            -            -            -             -
      40,604       34,710       29,677        31,402       30,735       24,849       22,288        22,190

      40,604       34,710       29,677        31,402       30,735       24,849       22,288        22,190

      10,560        3,239        1,517         8,079       28,905      352,580      326,588       143,807
           -            -            -             -            -            -            -             -
     346,473      355,107      344,671       353,493      220,025      235,263      221,732       205,329
     144,960      131,942      173,858       164,671      152,640      163,899      206,232       251,440
     167,209      139,326      117,818       103,823       89,599       76,300       63,790        43,741
      50,364       54,613       28,412        10,595       12,320        9,741        8,801        24,333
      22,845       22,021       21,871        21,317       20,002       18,859       17,599        18,123

     742,411      706,248      688,147       661,978      523,491      856,642      844,742       686,773

           -            -            -             -            -            -            -             -
       6,083        6,491        6,831         6,695        6,308        6,607        6,774         6,847
      26,504       28,778       27,329        30,767       34,170          524          109            59
           -            -            -             -            -            -            -             -
      53,174       54,875       52,136        50,561       45,927       45,445       17,050        15,275

      85,761       90,144       86,296        88,023       86,405       52,576       23,933        22,181

$  6,362,293  $ 6,279,431  $ 6,180,945  $  5,912,000  $ 5,570,653  $ 5,722,263  $ 5,496,197  $  5,120,607


BALANCE SHEETS
Alabama Power Company

AT DECEMBER 31,                                                      1993*          1992*           1991*
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock                                                    $    224,358   $    224,358   $     224,358
  Other paid-in capital                                              1,304,645      1,304,645       1,304,645
  Premium on preferred stock                                               146            342             461
  Earnings retained in the business                                    997,199        914,148         857,734

    Total common equity                                              2,526,348      2,443,493       2,387,198
  Preferred stock                                                      440,400        489,400         484,400
  Preferred stock subject to mandatory redemption                            -              -               -
  Long-term debt                                                     2,362,852      2,202,473       2,382,635

    Total Capitalization                                             5,329,600      5,135,366       5,254,233
      (excluding amount due within one year)

CURRENT LIABILITIES:
  Notes payable to banks                                                40,000         71,000          76,000
  Commercial paper                                                           -        125,917               -
  Preferred stock due within one year                                        -              -               -
  Long-term debt due within one year                                    58,998         67,379          85,077
  Accounts payable                                                     334,998        296,731         295,333
  Customer deposits                                                     31,198         31,286          30,165
  Taxes accrued                                                         40,144         24,373          45,493
  Interest accrued                                                      52,809         41,675          49,288
  Vacation pay accrued                                                  22,680         21,879          21,691
  Miscellaneous                                                         50,426         93,836          37,699

    Total current liabilities                                          631,253        774,076         640,746

DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes                                  1,165,127              -               -
  Accumulated deferred investment tax credit                      s    329,909        344,707         362,672
  Prepaid capacity revenues, net                                       143,762        147,658         149,534
  Deferred revenues from settlement of disputed contracts               19,871         46,721          59,937
  Uranium enrichment decontamination and decommissioning fund           39,644         44,548               -
  Deferred credits related to income taxes                             441,240              -               -
  Miscellaneous                                                        148,277        100,542          82,340

    Total deferred credits and other liabilities                     2,287,830        684,176         654,483

TOTAL CAPITALIZATION AND LIABILITIES                              $  8,248,683   $  6,593,618   $   6,549,462

*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

BALANCE SHEETS
Alabama Power Company

    1990*         1989*        1988*        1987*          1986        1985         1984          1983
$    224,358  $   224,358  $   224,358  $    224,358  $   224,358  $   224,358  $   224,358  $    224,358
   1,304,645    1,304,645    1,304,645     1,225,145    1,182,145    1,182,145    1,155,145     1,062,145
         461          461          461           461          461        1,937        1,938         1,904
     751,126      659,347      565,351       496,783      440,644      361,716      282,854       211,502

   2,280,590    2,188,811    2,094,815     1,946,747    1,847,608    1,770,156    1,664,295     1,499,909
     484,400      484,400      484,400       384,400      384,400      384,400      424,400       424,400
      12,500       17,500       22,500        27,500       30,000       35,000       37,224        38,034
   2,397,931    2,435,129    2,496,492     2,386,258    2,210,108    2,349,373    2,402,713     2,404,565

   5,175,421    5,125,840    5,098,207     4,744,905    4,472,116    4,538,929    4,528,632     4,366,908


      89,500       30,000            -        15,000            -            -            -             -
           -            -            -             -            -            -            -             -
       5,000        5,000        5,000         2,500        5,000       42,224            -             -
      83,989       81,031       96,242        95,140      142,394      224,918      120,077        85,550
     271,776      267,645      259,443       273,613      238,606      295,326      268,966       229,002
      29,571       28,450       25,964        32,220       30,333       29,436       28,498        26,224
      20,665       26,832       25,285        72,118       50,757       27,368       36,788        47,724
      49,820       49,926       50,174        49,489       47,648       66,193       66,201        65,906
      22,845       22,021       21,871        21,317       20,002       18,859       17,599        18,123
      64,547       91,022       28,944        24,660       25,567       42,622       38,474        26,759

     637,713      601,927      512,923       586,057      560,307      746,946      576,603       499,288

           -            -            -             -            -            -            -             -
     379,990      399,097      412,771       418,370      418,275      418,222      379,433       243,399
      99,835      102,346      104,211       103,947      101,143            -            -             -
           -            -            -             -            -            -            -             -
           -            -            -             -            -            -            -             -
           -            -            -             -            -            -            -             -
      69,334       50,221       52,833        58,721       18,812       18,166       11,529        11,012

     549,159      551,664      569,815       581,038      538,230      436,388      390,962       254,411

$  6,362,293  $ 6,279,431  $ 6,180,945  $  5,912,000  $ 5,570,653  $ 5,722,263  $ 5,496,197  $  5,120,607

                             ALABAMA POWER COMPANY
                             OUTSTANDING SECURITIES
                              AT DECEMBER 31, 1993
                              FIRST MORTGAGE BONDS

                                Amount            Interest       Amount
               Series           Issued              Rate       Outstanding           Maturity
                              (Thousands)                      (Thousands)
                1993        $      60,000           4-1/2%     $   60,000              3/1/96
                1993               50,000           5-1/2%         50,000              2/1/98
                1992              170,000           6-3/8%        170,000              8/1/99
                1993              100,000           6%            100,000              3/1/00
                1992              100,000           6.85%         100,000              8/1/02
                1993              125,000           7%            125,000              1/1/03
                1993              175,000           6-3/4%        175,000              2/1/03
                1992              175,000           7-1/4%        175,000              8/1/07
                1987              200,000          10-5/8%         15,243             11/1/17
                1991              100,000           9-1/4%        100,000              5/1/21
                1991              150,000           8-3/4%        150,000             12/1/21
                1992              200,000           8-1/2%        200,000              5/1/22
                1992              100,000           8.3%          100,000              7/1/22
                1993              100,000           7-3/4%        100,000              2/1/23
                1993              150,000           7.45%         150,000              7/1/23
                1993              100,000           7.30%         100,000             11/1/23

                            $   2,055,000                      $1,870,243

                                          POLLUTION CONTROL BONDS
                                Amount            Interest       Amount
               Series           Issued              Rate       Outstanding           Maturity
                              (Thousands)                      (Thousands)
                1978        $       5,600           7.25%      $    5,600              5/1/03
                1974               19,600           6%             18,550              2/1/04
                1976                3,000           7.20%           2,900              2/1/06
                1989               35,000           7.20%          35,000              7/1/14
                1984              100,000          10.875%        100,000             11/1/14
                1985               50,000           9.375%         50,000              6/1/15
                1985               81,500           9.25%          81,500             12/1/15
                1989               18,700           7.20%          18,700              6/1/16
                1986               21,000           7.40%          21,000             11/1/16
                1993               12,100         Variable         12,100              8/1/17
                1993               12,000         Variable         12,000              8/1/17
                1993               12,000         Variable         12,000              8/1/17
                1993               96,990           6.05%          96,990              5/1/23
                1993                9,800           5.80%           9,800              6/1/22

                            $     477,290                      $  476,140


                                        PREFERRED STOCK
                                Shares            Dividend        Amount
               Series         Outstanding           Rate        Outstanding
                                                               (Thousands)
               1946-1952          364,000           4.20%      $   36,400
                1950              100,000           4.60%          10,000
                1961               80,000           4.92%           8,000
                1963               50,000           4.52%           5,000
                1964               60,000           4.64%           6,000
                1965               50,000           4.72%           5,000
                1966               70,000           5.96%           7,000
                1968               50,000           6.88%           5,000
                1988              500,000         Auction          50,000
                1992            4,000,000           7.60%         100,000
                1992            2,000,000           7.60%          50,000
                1993            1,520,000           6.80%          38,000
                1993            2,000,000           6.40%          50,000
                1993                  200         Auction          20,000
                1993            2,000,000         Adjustable       50,000

                               12,844,200                      $  440,400


                            ALABAMA POWER COMPANY

                              SECURITIES RETIRED
                                 DURING 1993

                             FIRST MORTGAGE BONDS

                                        Principal                  Interest
                    Series               Amount                      Rate
                                       (Thousands)
                     1964              $  24,105                    4.625%
                     1965                 33,284                    4.875%
                     1966                 29,374                    6.25%
                     1967                 28,000                    6.50%
                     1968                 25,000                    7%
                     1972                 25,500                    7.50%
                     1972                 65,000                    7.75%
                     1973                 75,000                    8.25%
                     1972                 98,000                    7.875%
                     1986                125,000                    9.375%
                     1987                 21,525                   10.625%
                     1988                150,000                   10%

                                       $ 699,788

                                   POLLUTION CONTROL BONDS

                                        Principal                 Interest
                    Series               Amount                     Rate
                                       (Thousands)

                     1974              $     300                    6%
                     1976                  9,800                    7.20%
                     1976                     50                    7.20%
                     1976                 10,415                    7.25%
                     1977                 40,000                    7.20%
                     1978                 48,000                    7.375%
                     1980                  4,250                    9.20%
                     1983                 22,500                    9.375%

                                       $ 135,315

                                      PREFERRED STOCK

                                         Principal                 Dividend
                    Series                Amount                     Rate
                                       (Thousands)

                     1972              $  38,000                    8.28%
                     1972                 20,000                    8.04%
                     1973                 50,000                    8.16%
                     1977                 49,000                    8.72%
                     1988                 50,000                 Adjustable

                                       $ 207,000


                            GEORGIA POWER COMPANY


                              FINANCIAL SECTION

MANAGEMENT'S REPORT
Georgia Power Company 1993 Annual Report


The management of Georgia Power Company has prepared this annual report and is responsible for the financial statements and related information. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances, and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

  The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that the books and records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls based upon the recognition that the cost of the system should not exceed its benefits. The Company believes that its system of internal accounting controls maintains an appropriate cost/benefit relationship.

  The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

  The audit committee of the board of directors, which is composed of five directors who are not employees, provides a broad overview of management's financial reporting and control functions. At least three times a year this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal control and financial reporting matters. The internal auditors and the independent public accountants have access to the members of the audit committee at any time.

  Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted with a high standard of business ethics.

  In management's opinion, the financial statements present fairly the financial position, results of operations and cash flows of Georgia Power Company in conformity with generally accepted accounting principles. As discussed in Note 4 to the financial statements, an uncertainty exists with respect to the actions of regulators regarding recoverability of the Company's investment in the Rocky Mountain pumped storage hydroelectric project. The outcome of this uncertainty cannot be determined until regulatory proceedings are concluded. Accordingly, no provision for any write-down of the costs associated with the Rocky Mountain project resulting from the potential actions of the Georgia Public Service Commission has been made in the accompanying financial statements.

/s/ H. Allen Franklin                      /s/ Warren Y. Jobe
- ---------------------                      --------------------------
H. Allen Franklin                                Warren Y. Jobe
President and Chief                         Executive Vice President,
  Executive Officer                             Treasurer and Chief
                                                 Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS
OF GEORGIA POWER COMPANY:

We have audited the accompanying balance sheets and statements of capitalization of Georgia Power Company (a Georgia corporation) as of December 31, 1993 and 1992, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements (pages II-102 through II-122) referred to above present fairly, in all material respects, the financial position of Georgia Power Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.

  As explained in Notes 2 and 7 to the financial statements, effective January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.

  As more fully discussed in Note 4 to the financial statements, an uncertainty exists with respect to the actions of the regulators regarding the recoverability of the Company's investment in the Rocky Mountain pumped storage hydroelectric project. The outcome of this uncertainty cannot be determined until regulatory proceedings are concluded. Accordingly, no provision for any write-down of the costs associated with the Rocky Mountain project resulting from the potential actions of the Georgia Public Service Commission has been made in the accompanying financial statements.



                                                /s/ Arthur Andersen & Co.

Atlanta, Georgia
February 16, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Georgia Power Company 1993 Annual Report



RESULTS OF OPERATIONS

EARNINGS

Georgia Power Company's 1993 earnings totaled $570 million, representing a $49 million (9.5 percent) increase over the prior year. This improvement is primarily a result of higher retail revenues and lower financing costs. Also, during the period, the Company had an $18 million after-tax gain on the sale of a portion of Plant Scherer Unit 4. Higher retail revenues reflect growth in energy sales of 6.1 percent from 1992 levels primarily due to exceptionally hot summer weather during 1993. Interest expense and preferred stock dividends decreased in 1993 due to the redemption and refinancing of higher-cost debt and preferred stock. These positive events were partially offset by higher operating expenses.

  In comparing 1992 earnings to the prior year, it should be noted that 1991 earnings included two unusual items that significantly affect this comparison. Earnings in 1991 were $89 million higher due to the completion of a settlement agreement with Gulf States Utilities Company (Gulf States) related to power sales contracts. This increase was partially offset by an after-tax charge of $33 million in 1991 for a work force reduction program. A comparison of 1992 to 1991 -- excluding these unusual items -- would reflect a 1992 increase in earnings of $102 million.

REVENUES

The following table summarizes the factors impacting operating revenues for the 1991-1993 period:

                                           Increase (Decrease)
                                             From Prior Year
                                        1993      1992       1991
                                              (in millions)
    Retail -
      Change in base rates            $    -     $  95     $   27
      Sales growth                        45        76         67
      Weather                            126       (58)       (16)
      Fuel cost recovery                  76       (26)       (54)
      Demand-side option
         programs                         15         -          -

    Total retail                         262        87         24
    Sales for resale -
      Non-affiliates                   (106)       (96)       (47)
      Affiliates                         (6)         2       (103)

    Total sales for resale             (112)       (94)      (150)

    Other operating revenues              4          3        (18)

    Total operating revenues          $ 154      $  (4)    $ (144)

    Percent change                      3.6%      (0.1)%     (3.2)%

  Retail revenues of $3.8 billion in 1993 increased $262 million (7.4 percent) over the prior year, compared with an increase of $87 million (2.5 percent) in 1992. The exceptionally hot weather during the summer of 1993 was the primary factor affecting the increase in retail revenues over 1992. The increase in retail revenues for 1992 was a result of higher retail rates and sales growth, partially offset by mild weather and lower fuel revenues. Fuel revenues generally represent the direct recovery of fuel expense, including the fuel component of purchased energy, and do not affect net income. Revenues from demand-side options programs generally represent the direct recovery of program costs. See Note 3 to the financial statements for further information on these programs.

  Revenues from sales to non-affiliated utilities decreased in both 1993 and 1992. Contractual unit power sales to Florida utilities for 1993 and 1992 are down compared with prior years, primarily due to scheduled reductions that corresponded with the sales to these utilities of portions of Plant Scherer Unit 4 in July 1991 and June

Georgia Power Company 1993 Annual Report


1993. Sales to municipalities and cooperatives increased slightly in 1993 due to the hot summer weather. Generally, these sales have been decreasing as these customers retain more of their own generation at facilities jointly owned with the Company.

Revenues from sales to non-affiliated utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components were as follows:

                                            1993     1992    1991
                                                (in millions)
         Capacity                           $152     $233    $274
         Energy                              113      168     204

         Total                              $265     $401    $478

  Revenues from sales to affiliated companies within the Southern electric system will vary from year to year depending on demand and the availability and cost of generating resources at each company. Sales to affiliated companies do not have a significant impact on earnings.

  Changes in revenues are a function of the amount of energy sold each year. Kilowatt-hour (KWH) sales for 1993 and the percent change by year were as follows:

                                                 Percent Change


                                   1993
                                    KWH      1993     1992      1991
                               (in billions)
         Residential               16.7       11.5%      0.8%     0.3%
         Commercial                18.3        5.9       2.2      1.6
         Industrial                23.6        2.9       3.1      0.8
         Other                      0.5        5.7       1.7      0.1

         Total retail              59.1        6.1       2.2      0.9

         Sales for resale -
           Non-affiliates          14.3       (9.8)    (15.2)    (7.1)
           Affiliates               3.0       (8.8)    (14.6)   (53.0)

         Total sales for
           resale                  17.3       (9.7)    (15.1)   (20.5)
         Total sales               76.4        2.1      (2.9)    (6.5)


  The hot summer weather during 1993 contributed primarily to the sales growth in the residential and commercial classes. Continued improvement in economic conditions positively impacted sales growth in the commercial and industrial classes. Residential energy sales growth in 1992 reflected mild weather. Commercial and industrial sales growth in 1992 is attributable to improved economic conditions.

  The decrease in energy sales to non-affiliated utilities reflects scheduled reductions in contractual power sales.

EXPENSES

Fuel expense increased 2.3 percent in 1993 due to higher generation, which was partially offset by lower nuclear fuel costs. In 1992, fuel expense decreased
6.9 percent due to lower generation and lower fuel costs. Purchased power expense has decreased significantly since 1991, reflecting declining contractual capacity purchases from the co-owners of plants Vogtle and Scherer. Purchased power expense decreased $88 million in 1993 and $43 million in 1992. The declines in Plant Vogtle contractual capacity purchases did not have a significant impact on earnings in 1993 or 1992 as these costs are being levelized over six years under the terms of the 1991 Georgia Public Service Commission (GPSC) retail rate order. The levelization is reflected in the amortization of deferred Plant Vogtle expenses in the income statements. See
Note 3 to the financial statements for additional information.

  Other Operation and Maintenance (O & M) expenses increased 9.0 percent in 1993 after remaining relatively flat in 1992. The increase in 1993 is primarily the result of environmental remediation costs at various current and former operating sites, the one- time costs of an automotive fleet reduction program and the recognition of higher employee benefit costs under new accounting rules adopted in 1993. See Note 2 to the financial statements for additional information concerning these new rules. Also, during 1993, O & M expenses reflect costs associated with new demand-side option programs. These costs were offset by increases in retail revenues. See Note 3 to the financial statements for additional information on the recovery of demand-side option program costs.

  Depreciation and amortization expense increased slightly due to additional plant investment. The 1992 decrease is due to the effects of lower depreciation rates effective in October 1991. Taxes other than income taxes increased 7.4 percent in 1993 and 3.8 percent in 1992.

Georgia Power Company 1993 Annual Report


These increases reflect higher ad valorem taxes. The 1993 increase also includes higher taxes paid to municipalities as a result of increased sales.

  Income tax expense increased $62 million in 1993 due primarily to higher earnings and the effect of a one percent increase in the federal tax rate effective January, 1993. Also, the Company incurred $27 million of tax expense in connection with the second in a series of four separate transactions to sell Plant Scherer Unit 4. The sale resulted in an after-tax gain of $18 million.

  Interest expense and dividends on preferred stock decreased $19 million (4.0 percent) and $49 million (9.3 percent) in 1993 and 1992, respectively. These reductions are due to significant refinancing of long-term debt and preferred stock. The Company refinanced $1.7 billion of securities in both 1993 and 1992. In addition, the Company has retired $544 million of long-term debt with the proceeds from the 1991 and 1993 Plant Scherer Unit 4 sales. Other interest charges in 1993 include interest related to the settlement of an Internal Revenue Service audit. The settlement, in total, did not have an effect on 1993 net income.

  The Company has deferred certain expenses and recorded a deferred return related to Plant Vogtle under phase-in plans. See Note 3 to the financial statements under "Plant Vogtle Phase-In-Plans" for information regarding the deferral and subsequent amortization of costs related to Plant Vogtle.

EFFECTS OF INFLATION

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize either this economic loss or the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

FUTURE EARNINGS POTENTIAL

The results of operations for the past three years are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors ranging from growth in energy sales to regulatory matters.

  Growth in energy sales is subject to a number of factors which traditionally have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in the Company's service area. Assuming normal weather, retail sales growth is projected to be approximately 2 percent annually on average during 1994 through 1996.

  The scheduled addition of four combustion turbine generating units in 1994, four units in 1995 and one unit in 1996, as well as the Rocky Mountain pumped storage hydroelectric project in 1995, will increase related O & M and depreciation expenses. See Note 4 to the financial statements for information on regulatory uncertainties related to the Rocky Mountain project. The GPSC has certified the construction of the 1994 and 1995 combustion turbine generating units for meeting peak generating needs. In addition, the Company has completed a demonstration competitive bidding process for its supply-side requirements expected for 1996. The Company has filed with the GPSC for certification of a four-year purchase power agreement beginning in 1996, and for construction of a jointly owned combustion turbine to be completed in 1996 to meet these needs.

  As part of efforts to curtail growth in operating expenses, the Company is reducing its work force through an early-retirement program announced in January 1994. The program resulted in a first quarter 1994 after-tax charge to earnings of $39 million. The program has an expected payback period of approximately two years.

  Pursuant to an Integrated Resource Plan approved by the GPSC in 1992, the Company has implemented various demand-side option programs and has been authorized by the GPSC to recover associated program costs through rate riders. On October 15, 1993, a superior court judge ruled that recovery of these costs through rate riders is unlawful. The Company has ceased collection of the rate riders and is deferring program costs as ordered by the

Georgia Power Company 1993 Annual Report


GPSC pending the final outcome of this matter. See Note 3 to the financial statements for additional information.

  The Company has completed two in a series of four separate transactions to sell Unit 4 of Plant Scherer to two Florida utilities. The remaining transactions are scheduled to take place in 1994 and 1995. If the sales take place as planned, the Company would realize an additional after-tax gain estimated to total approximately $20 million. See Note 5 to the financial statements for additional information.

  Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could reduce earnings if such costs cannot be billed to customers. The Clean Air Act is discussed later under "Environmental Issues."

  The Energy Policy Act of 1992 (Energy Act) will have a profound effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition among electric utilities. The law also includes provisions to streamline the licensing process for new nuclear generating plants. The Energy Act marks the beginning of a major change in the traditional business practices of selling electricity. The Energy Act allows Independent Power Producers (IPPs) and other electric suppliers access to a utility's transmission lines to sell their electricity to other utilities. This may enhance the incentives for IPPs to build cogeneration plants for the Company's large industrial and commercial customers. If the Company does not remain a low cost producer and provide quality service, the Company's sales growth could be limited and this could significantly erode earnings.

  The Company continues to compete with other electric suppliers within the state. In Georgia, most new retail customers with more than 900 kilowatts of connected load may choose their electricity supplier. In addition, the bulk power market has become very competitive as utilities, IPPs and cogenerators seek to supply future capacity needs. Competition can create new business opportunities, but it increases risk and has the potential to adversely affect earnings.

   The Federal Energy Regulatory Commission (FERC) regulates wholesale rate schedules and power sales contracts that the Company has with its sales for resale customers. The FERC currently is reviewing the rate of return on common equity included in these schedules and contracts and may require such returns to be lowered, possibly retroactively. See Note 3 to the financial statements under "FERC Review of Equity Returns" for additional information.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement No. 112, Employers' Accounting for Postemployment Benefits, which must be adopted by 1994. The new standard requires that all types of benefits provided to former or inactive employees and their families prior to retirement be accounted for on an accrual basis. These benefits include salary continuation, severance pay, supplemental unemployment benefits, disability-related benefits, job training, and health and life insurance coverage. In 1993, the Company adopted Statement No. 112, with no material effect on the financial statements.

  The FASB has issued Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which will be effective in 1994. Statement No. 115 supersedes FASB Statement No. 12, Accounting for Certain Marketable Securities. The Company adopted the new rules in January, 1994, with no material effect on the financial statements.

FINANCIAL CONDITION

OVERVIEW

The principal changes in the Company's financial condition in 1993 were gross utility plant additions of $674 million and the lowering of the cost of capital achieved through the refinancing or retirement of $1.7 billion of long-term debt and preferred stock.

  On January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes. See Notes 2 and 7 to the financial statements regarding the impact of these changes.

   The funds needed for gross property additions are currently provided from operations. The Statements of Cash Flows provide additional details.

Georgia Power Company 1993 Annual Report




FINANCING ACTIVITIES

In 1993, the Company continued to lower its financing costs by issuing new securities and other debt, and retiring or repaying high-cost issues. New issues during 1991 through 1993 totaled $3.0 billion and retirement or repayment of securities totaled $4.2 billion. The retirements included the redemption of $253 million and $291 million in 1993 and 1991, respectively, of first mortgage bonds with the proceeds from the Plant Scherer Unit 4 sales. Composite financing rates for the years 1991 through 1993, as of year-end, were as follows:

                                        1993       1992      1991
         Composite interest rate
           on long-term debt              7.86%     8.49%     9.05%
         Composite preferred stock
           dividend rate                  6.76%     7.52%     7.99%

The Company's current securities ratings are as follows:

                                     Duff &                Standard
                                     Phelps      Moody's   & Poor's
         First Mortgage Bonds            A+           A3         A-
         Preferred Stock                 A-         baa1       BBB+
         Unsecured Bonds                  A         Baa1       BBB+
         Commercial Paper                 *           P2         A2

  * Not rated by Duff & Phelps

LIQUIDITY AND CAPITAL REQUIREMENTS

Cash provided from operations increased by $236 million in 1993, primarily due to higher retail sales, lower interest costs, decreasing capacity purchases from the co-owners of plants Vogtle and Scherer and the receipt of cash payments from Gulf States that completed the settlement of litigation.

  The Company estimates that construction expenditures for the years 1994 through 1996 will total $688 million, $555 million and $629 million, respectively. The Company will continue to invest in transmission and distribution facilities and enhance existing generating plants. These expenditures also include amounts for nine combustion turbine generating units and equipment that will be required to comply with the provisions of the Clean Air Act.
  The Company's contractual capacity purchases will decline by $113 million over the next three years. Cash requirements for sinking fund requirements, redemptions announced, and maturities of long-term debt are expected to total $377 million during 1994 through 1996.

  As a result of requirements by the Nuclear Regulatory Commission, the Company has established external sinking funds for the purpose of funding nuclear decommissioning costs. For 1994 through 1996, the amount to be funded for the Company totals $16 million annually. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Nuclear Decommissioning."

SOURCES OF CAPITAL

The Company expects to meet future capital requirements primarily using funds generated from operations and, if needed, by the issuance of new debt and equity securities, term loans, and short-term borrowings. To meet short-term cash needs and contingencies, the Company had approximately $540 million of unused credit arrangements with banks at the beginning of 1994. See Note 8 to the financial statements for additional information.

  Completing the remaining two transactions for the sale of Plant Scherer Unit 4 will generate approximately $130 million in both 1994 and in 1995.

   The Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's ability to satisfy all coverage requirements is such that it could issue new first mortgage bonds and preferred stock to provide sufficient funds for all anticipated requirements.

ENVIRONMENTAL ISSUES

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- will have a significant impact on The Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants will be required in two phases. Phase I compliance must be implemented in 1995 and affects eight generating plants -- some 10,000 megawatts

Georgia Power Company 1993 Annual Report


of capacity or 35 percent of total capacity -- in the Southern electric system. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

   Beginning in 1995, the Environmental Protection Agency (EPA) will allocate annual sulfur dioxide emission allowances through the newly established allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for allocating allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

   The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The market for emission allowances is developing slower than expected. However, The Southern Company's sulfur dioxide compliance strategy is designed to take advantage of allowances as the market develops.

   The Southern Company expects to achieve Phase I sulfur dioxide compliance at the eight affected plants by switching to low-sulfur coal, and this has required some equipment upgrades. This compliance strategy is expected to result in unused emission allowances being banked for later use. Additional construction expenditures are required to install equipment for the control of nitrogen oxide emissions at these eight plants. Also, continuous emissions monitoring equipment would be installed on all fossil-fired units. Under this Phase I compliance approach, Georgia Power's construction expenditures are estimated to total approximately $150 million through 1995.

   Phase II compliance costs are expected to be higher because requirements are stricter and all fossil-fired generating plants are affected. For sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. Therefore, during the period 1996 to 2000, compliance could require total Georgia Power construction expenditures ranging from approximately $150 million to $325 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

   An increase of up to 2 percent in Georgia Power's annual revenue requirements from customers could be necessary to fully recover the cost of compliance for both Phase I and Phase II of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances. There can be no assurance that all Clean Air Act costs will be recovered.

   Metropolitan Atlanta is classified as a non-attainment area with regard to the ozone ambient air quality standards. Title I of the Clean Air Act requires the state of Georgia to conduct specific studies and establish new control rules by November 1994 -- affecting sources of nitrogen oxides and volatile organic compounds -- to achieve attainment by 1999. As the required first step, the state has issued rules for the application of reasonably available control technology to reduce nitrogen oxide emissions by May 31, 1995. The results of these new rules require nitrogen oxide controls, above Title IV requirements, on some Company plants. Final attainment rules, based on modeling studies, could require installation of additional controls for nitrogen oxide emissions as early as 1997. Compliance with any new rules could result in significant additional costs. The impact of new rules will depend on the development and implementation of such rules.

   Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The study will serve as the basis for a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

   The EPA continues to evaluate the need for a new short-term ambient air quality standard for sulfur dioxide. Preliminary results from an EPA study on the impact of a

Georgia Power Company 1993 Annual Report


new standard indicate that a number of plants could be required to install sulfur dioxide controls. These controls would be in addition to the controls already required to meet the acid rain provision of the Clean Air Act. The EPA is expected to take some action on this issue in 1994. In addition, the EPA is evaluating the need to revise the ambient air quality standards for particulate matter, nitrogen oxides, and ozone. The impact of any new standards will depend on the level chosen for the standards and cannot be determined at this time.

   In 1994 or 1995, the EPA is expected to issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

   In 1993, the EPA issued a ruling confirming the nonhazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes -- coal ash and other utility wastes -- as either nonhazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

  The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. These laws include the Comprehensive Environmental Response Compensation and Liability Act of 1980 (CERCLA or Superfund). Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required clean-up costs and has recognized costs to clean-up known sites in the financial statements.

   Several major pieces of environmental legislation are in the process of being reauthorized or amended by Congress. These include: the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; and the Resource Conservation and Recovery Act. Changes to these laws could affect many areas of the Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

   Compliance with possible new legislation related to global climate change, electromagnetic fields and other environmental and health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential for lawsuits alleging damages caused by electromagnetic fields exists.

STATEMENTS OF INCOME
For the Years Ended December 31, 1993, 1992, and 1991
Georgia Power Company 1993 Annual Report

                                                              1993                1992          1991
                                                                         (in thousands)
OPERATING REVENUES:
Revenues (Note 1)                                   $    4,389,513    $      4,229,601     4,235,842
Revenues from affiliates                                    61,668              67,835        65,586

Total operating revenues                                 4,451,181           4,297,436     4,301,428

OPERATING EXPENSES:
Operation --
  Fuel                                                     951,507             929,780       998,701
  Purchased power from non-affiliates                      313,170             436,761       444,920
  Purchased power from affiliates                          194,024             158,306       193,114
  Provision for separation benefits                              -               9,778        52,952
  Proceeds from settlement of disputed contracts (Note 3)        -              (4,982)     (142,183)
  Other                                                    675,284             616,116       596,565
Maintenance                                                284,521             264,757       295,012
Depreciation and amortization                              379,425             375,460       382,549
Amortization of deferred Plant Vogtle expenses, net
  (Note 3)                                                  36,284             (30,804)       16,008
Taxes other than income taxes                              192,671             179,460       172,893
Federal and state income taxes                             452,122             377,542       349,284

Total operating expenses                                 3,479,008           3,312,174     3,359,815

OPERATING INCOME                                           972,173             985,262       941,613
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction          3,168               5,855         9,083
Income from subsidiary (Note 5)                              4,127               4,635         4,576
Deferred return on Plant Vogtle                                  -                   -        34,549
Interest income                                              3,806              12,475        10,563
Other, net                                                  11,902             (30,527)       13,551
Income taxes applicable to other income                     37,661              25,163        (7,522)

INCOME BEFORE INTEREST CHARGES                           1,032,837           1,002,863     1,006,413

INTEREST CHARGES:
Interest on long-term debt                                 343,634             402,541       459,184
Allowance for debt funds used during construction           (8,271)             (8,310)      (10,385)
Interest on interim obligations                             15,530               9,694         4,906
Amortization of debt discount, premium, and expense, net    14,024               8,033         6,214
Other interest charges                                      47,393              12,425         9,938

Net interest charges                                       412,310             424,383       469,857

NET INCOME                                                 620,527             578,480       536,556
DIVIDENDS ON PREFERRED STOCK                                50,674              57,942        61,701

NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK       $      569,853    $        520,538       474,855

The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 1993 and 1992
Georgia Power Company 1993 Annual Report

ASSETS                                                                1993                1992
                                                                      (in thousands)
UTILITY PLANT:
Plant in service (Note 1)                                   $    13,743,521     $    13,613,361
Less accumulated provision for depreciation                       3,822,344           3,569,717

                                                                  9,921,177          10,043,644
Nuclear fuel, at amortized cost (Note 1)                            135,742             155,194
Construction work in progress (Note 4)                              584,013             405,606

Total                                                            10,640,932          10,604,444
Less property-related accumulated deferred income taxes (Note 7)          -           1,589,743

Total                                                            10,640,932           9,014,701

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity (Note 5)             29,201              30,703
Nuclear decommissioning trusts (Note 1)                              37,937              20,311
Miscellaneous                                                        31,941              24,760

Total                                                                99,079              75,774

CURRENT ASSETS:
Cash and cash equivalents                                             5,896              22,114
Investment securities                                                     -             108,206
Receivables-
  Customer accounts receivable                                      486,947             357,923
  Other accounts and notes receivable                               117,249              96,915
  Affiliated companies                                               14,832              22,674
  Accumulated provision for uncollectible accounts                   (4,300)             (4,121)
Fossil fuel stock, at average cost                                  111,620             197,332
Materials and supplies, at average cost                             287,551             284,272
Prepayments                                                          65,269              91,447
Vacation pay deferred (Note 1)                                       41,575              40,169

Total                                                             1,126,639           1,216,931

DEFERRED CHARGES:
Deferred charges related to income taxes (Note 7)                   992,510                   -
Deferred Plant Vogtle costs (Note 3)                                506,980             383,025
Debt expense, being amortized                                        20,730              17,719
Premium on reacquired debt, being amortized                         153,146             116,940
Miscellaneous                                                       196,094             139,352

Total                                                             1,869,460             657,036

TOTAL ASSETS                                                $    13,736,110     $    10,964,442

The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 1993 and 1992
Georgia Power Company 1993 Annual Report

CAPITALIZATION AND LIABILITIES                                       1993               1992
                                                                       (in thousands)
CAPITALIZATION (SEE ACCOMPANYING STATEMENTS):
Common stock equity                                        $     4,045,458     $    3,888,237
Preferred stock                                                    692,787            692,792
Preferred stock subject to mandatory redemption                          -              6,250
Long-term debt                                                   4,031,387          4,131,016

Total                                                            8,769,632          8,718,295

CURRENT LIABILITIES:
Preferred stock due within one year (Note 8)                             -             63,750
Long-term debt due within one year (Note 8)                         10,543             95,823
Notes payable to banks (Note 8)                                    406,700            400,200
Commercial paper (Note 8)                                           75,527            133,471
Accounts payable-
  Affiliated companies                                              38,115             33,258
  Other                                                            285,929            284,093
Customer deposits                                                   45,922             45,145
Taxes accrued-
  Federal and state income                                          31,639             43,779
  Other                                                            121,854             94,510
Interest accrued                                                   110,497            132,319
Vacation pay accrued                                                40,060             38,694
Miscellaneous                                                       64,527             89,355

Total                                                            1,231,313          1,454,397

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes (Note 7)                       2,479,720                  -
Accumulated deferred investment tax credits                        478,334            515,539
Disallowed Plant Vogtle capacity buyback costs (Note 5)             63,067             72,201
Deferred credits related to income taxes (Note 7)                  452,819                  -
Miscellaneous                                                      261,225            204,010

Total                                                            3,735,165            791,750

COMMITMENTS AND CONTINGENT MATTERS (NOTES 2, 3, 4, 5, 6)
TOTAL CAPITALIZATION AND LIABILITIES                       $    13,736,110     $   10,964,442

The accompanying notes are an integral part of these statements.

STATEMENTS OF CAPITALIZATION
AT December 31, 1993 and 1992
Georgia Power Company 1993 Annual Report

                                                                    1993           1992            1993           1992
                                                                    (in thousands)                (percent of total)
COMMON STOCK EQUITY:
Common stock, without par value --
  Authorized -- 15,000,000 shares
  Outstanding -- 7,761,500 shares                           $     344,250  $     344,250
Paid-in capital                                                 2,384,348      2,384,140
Premium on preferred stock                                            413            467
Retained earnings (Note 8)                                      1,316,447      1,159,380

Total common stock equity                                       4,045,458      3,888,237         46.1 %         44.6 %

CUMULATIVE PREFERRED STOCK, WITHOUT PAR VALUE:
  Authorized -- 55,000,000 shares in 1993;
    52,200,000 shares in 1992
  Outstanding -- 21,027,923 shares in 1993;
    $100 stated value --
      4.60% to 5.64%                                               95,787         95,792
      6.48% to 7.80%                                              127,000        127,000
      8.20% to 9.08%                                                    -         25,000
    $25 stated value --
      $1.90 to $2.125                                             295,000        295,000
      Adjustable rate -- at January 1, 1994:
        4.98%                                                     100,000              -
        5.42%                                                      75,000              -
        6.57%                                                           -         50,000
        7.02%                                                           -         50,000
        7.57%                                                           -         50,000

Total (annual dividend requirement -- $46,851,000)                692,787        692,792          7.9            7.9

CUMULATIVE PREFERRED STOCK SUBJECT TO MANDATORY
  REDEMPTION, WITHOUT PAR VALUE:
    Authorized and Outstanding -- 2,800,000 shares in 1992
      $25 stated value --
        $2.43                                                           -         45,000
        $2.50                                                           -         25,000

Total                                                                   -         70,000
Less amount due within one year                                         -         63,750

Total excluding amount due within one year                              -          6,250            -            0.1

STATEMENTS OF CAPITALIZATION
At December 31, 1993 and 1992
Georgia Power Company 1993 Annual Report



                                                                            1993                   1992            1993        1992
LONG-TERM DEBT:                                                                    (in thousands)                 (percent of total)
First mortgage bonds --
  Maturity                                   Interest Rates
  October 1, 1994                            4 5/8%                              -                 28,000
  September 1, 1995                          4 7/8%                              -                 36,500
  September 1, 1995                          5 1/8%                        130,000                130,000
  March 1, 1996                              4 3/4%                        150,000                      -
  July 1, 1996                               5 3/4%                              -                 45,368
  September 1, 1997                          6 1/2%                              -                 50,000
  April 1, 1998                              5 1/2%                        100,000                      -
  September 1, 1998                          6 5/8%                              -                 50,000
  1999 through 2003                          6 % to 7 7/8%                 820,000                929,500
  2008                                       6 7/8%                         50,000                      -
  2016 through 2018                          10% to 10 3/4%                 69,716                663,170
  2019 through 2023                          7.55% to 9.23%                760,000                300,000
  2020                                       variable rate                       -                 50,000
  2032                                       variable rates                200,000                200,000

Total first mortgage bonds                                               2,279,716              2,482,538
Pollution control obligations (Note 8)                                   1,661,250              1,661,290
Other long-term debt (Note 8)                                              135,058                117,344
Unamortized debt premium (discount), net                                   (34,094)               (34,333)

Total long-term debt (annual interest
  requirement -- $320,505,000)                                           4,041,930              4,226,839
Less amount due within one year (Note 8)                                    10,543                 95,823

Long-term debt excluding amount due within one year                      4,031,387              4,131,016         46.0       47.4

TOTAL CAPITALIZATION                                               $     8,769,632  $           8,718,295        100.0 %    100.0%

The accompanying notes are an integral part of these statements.

STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1993, 1992, and 1991
Georgia Power Company 1993 Annual Report

                                                                1993              1992             1991
                                                                            (in thousands)
BALANCE AT BEGINNING OF PERIOD                       $      1,159,380   $     1,038,012   $      944,774
Net income after dividends on preferred stock                 569,853           520,538          474,855
Cash dividends on common stock                               (402,400)         (384,000)        (375,200)
Preferred stock transactions, net                             (10,386)          (15,170)          (6,417)

BALANCE AT END OF PERIOD (NOTE 8)                    $      1,316,447   $     1,159,380   $    1,038,012


STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1993, 1992, and 1991
Georgia Power Company 1993 Annual Report

                                                                1993              1992             1991
                                                                       (in thousands)

BALANCE AT BEGINNING OF PERIOD                       $      2,384,140   $     2,383,800   $    2,383,800
Contributions to capital by parent company                        208               340                -

BALANCE AT END OF PERIOD                             $      2,384,348   $     2,384,140   $    2,383,800

The accompanying notes are an integral part of these statements.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1993, 1992, and 1991
Georgia Power Company 1993 Annual Report

                                                                       1993             1992             1991
                                                                                  (in thousands)
OPERATING ACTIVITIES:
Net income                                                  $       620,527  $       578,480  $       536,556
Adjustments to reconcile net income to net
  cash provided by operating activities --
    Depreciation and amortization                                   475,152          471,014          480,318
    Deferred income taxes and investment tax credits, net           150,735          189,251           43,695
    Allowance for equity funds used during construction              (3,168)          (5,855)          (9,083)
    Deferred Plant Vogtle costs                                      36,284          (30,804)         (18,541)
    Non-cash proceeds from settlement of disputed contracts
      (Note 3)                                                            -           (4,982)        (103,846)
    Provision for separation benefits                                     -                -           52,952
    Gain on asset sales                                             (35,514)             (12)         (36,835)
    Other, net                                                      (10,713)          (9,756)         (42,141)
    Changes in certain current assets and liabilities --
      Receivables, net                                               27,088          (31,348)          23,920
      Inventories                                                    82,433          (65,621)          24,130
      Payables                                                       17,364           25,303          (23,075)
      Taxes accrued                                                  15,377          (22,828)          76,932
      Energy cost recovery, retail                                  (74,260)         (46,615)          (4,594)
      Other                                                         (35,691)         (16,518)         (17,561)

Net cash provided from operating activities                       1,265,614        1,029,709          982,827

INVESTING ACTIVITIES:
Gross property additions                                           (674,432)        (508,444)        (548,051)
Sales of property                                                   261,687               46          291,075
Other                                                               (43,154)          42,892              931

Net cash used for investing activities                             (455,899)        (465,506)        (256,045)

FINANCING ACTIVITIES AND CAPITAL CONTRIBUTIONS:
Proceeds:
  Preferred stock                                                   175,000          195,000          100,000
  First mortgage bonds                                            1,135,000          975,000                -
  Pollution control bonds                                           145,425          161,955           80,420
  Long-term notes                                                    37,000                -                -
Retirements:
  Preferred stock                                                  (245,005)        (165,004)        (100,000)
  First mortgage bonds                                           (1,337,822)      (1,381,300)        (598,384)
  Pollution control bonds                                          (145,465)        (160,205)         (83,265)
  Other long-term debt                                              (19,451)            (567)          (1,130)
Interim obligations, net                                            (51,444)         334,671          199,000
Payment of preferred stock dividends                                (53,123)         (60,475)         (60,766)
Payment of common stock dividends                                  (402,400)        (384,000)        (375,200)
Miscellaneous                                                       (63,648)         (70,986)         (17,613)

Net cash used for financing activities                             (825,933)        (555,911)        (856,938)

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (16,218)           8,292         (130,156)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       22,114           13,822          143,978

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $         5,896  $        22,114  $        13,822

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for --
  Interest (net of amount capitalized)                             $420,107         $435,203         $488,431
  Income taxes                                                      275,867          190,674          214,809

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Georgia Power Company 1993 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The Company is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), Southern Electric International (Southern Electric), and Southern Nuclear Operating Company (Southern Nuclear), and various other subsidiaries related to foreign utility operations and domestic non-utility operations. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four southeastern states. Intracompany contracts dealing with jointly owned generating facilities, transmission lines and exchange of electric power are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission. SCS provides, at cost, specialized services to The Southern Company and each of the subsidiary companies.
Southern Electric designs, builds, owns, and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides support services for nuclear power plants in the Southern electric system.

  The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935. Both The Southern Company and its subsidiaries are subject to the regulatory provisions of this act. The Company is also subject to regulation by the FERC and the Georgia Public Service Commission (GPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the respective regulatory commissions.

  Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

REVENUES AND FUEL COSTS

The Company accrues revenues for services rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as fuel is used. The Company is authorized by state law and FERC regulations to recover fuel costs and the fuel component of purchased energy costs through fuel cost recovery provisions, which are periodically adjusted to reflect increases or decreases in such costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates. Fuel costs were under recovered by $79 million and $4 million at December 31, 1993, and 1992, respectively. These amounts are included in customer accounts receivable on the balance sheets. The fuel cost recovery rate was increased effective December 6, 1993.

  The cost of nuclear fuel is amortized to fuel expense based on estimated thermal units used to generate electric energy and includes a provision for the disposal of spent fuel. Total charges for nuclear fuel amortized to expense were $75 million in 1993, $84 million in 1992, and $93 million in 1991. The Company has contracted with the U.S. Department of Energy (DOE) for permanent disposal of spent fuel beginning in 1998; however, the actual year this service will begin is uncertain. Pending permanent disposition of the spent fuel, sufficient storage capacity is available at Plant Hatch into 2003 and at Plant Vogtle into 2009. Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund which is to be funded, in part, by a special assessment on utilities with nuclear plants. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The Company -- based on its ownership interest -- estimates its total assessment under this law to be approximately $42 million to be paid over a 15-year period beginning in 1993. This obligation is recognized in the accompanying Balance Sheets and is being recovered through the fuel cost recovery provisions. The remaining liability at December 31, 1993, is $39 million.

Georgia Power Company 1993 Annual Report

NUCLEAR REFUELING OUTAGE COSTS

Prior to 1992, the Company expensed nuclear refueling outage costs as incurred during the outage period. Pursuant to the 1991 GPSC retail rate order, the Company began accounting for these costs on a normalized basis in 1992. Under this method of accounting, refueling outage costs are deferred and subsequently amortized to expense over the operating cycle of each unit, which is normally 18 months. Deferred nuclear outage costs were $17 million and $6 million at December 31, 1993 and 1992, respectively.

DEPRECIATION

Depreciation is provided on the cost of depreciable utility plant in service and is calculated primarily on the straight-line basis over the estimated composite service life of the property. The composite rate of depreciation was
3.1 percent in 1993 and 1992, and 3.2 percent in 1991. Effective October 1991, the Company adopted lower depreciation rates consistent with the 1991 GPSC retail rate order. When a property unit is retired or otherwise disposed of in the normal course of business, its costs and the costs of removal, less salvage, are charged to the accumulated provision for depreciation. Minor items of property included in the cost of the plant are retired when the related property unit is retired.

NUCLEAR DECOMMISSIONING

In 1988, the Nuclear Regulatory Commission (NRC) adopted regulations requiring all licensees operating commercial nuclear power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning.
Reasonable assurance may be in the form of an external sinking fund, a surety method, or prepayment. The Company has established external trust funds to comply with the NRC's regulations. Prior to the enactment of these regulations, the Company had internally reserved nuclear decommissioning costs. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor.

  The estimated cost of decommissioning and the amounts being recovered through rates at December 31, 1993, for the Company's ownership interest in plants

Hatch and Vogtle were as follows:

                                                 Plant        Plant
                                                  Hatch      Vogtle
         Site study basis (year)                   1990        1990
         Estimated completion of
         decommissioning (year)                    2027        2037

         Cost of decommissioning:                    (in millions)
           Radiated structures                     $184        $155
           Non-radiated structures                   35          62
           Contingency                               55          54

         Total costs                               $274        $271

                                                    (in millions)
         Approved for ratemaking                   $184        $155
         Amount expensed in 1993                   $  6        $  6
         Balance in external trust fund            $ 22        $ 16
         Balance in internal reserve               $ 33        $ 11

  The amounts in the internal reserve are being transferred into the external trust fund over a period of approximately nine years as approved by the GPSC in its 1991 retail rate order.

  The estimates approved by the GPSC for ratemaking exclude costs of non-radiated structures and site contingency costs. The actual decommissioning cost may vary from the above estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The Company expects the GPSC to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

PLANT VOGTLE PHASE-IN PLANS

In 1987 and 1989, the GPSC ordered that the costs of Plant Vogtle Units 1 and 2 be phased into rates under plans that meet the requirements of Financial Accounting Standards Board (FASB) Statement No. 92, Accounting for Phase-In Plans. In 1991, the GPSC modified the phase-in plans. In addition, the Company deferred certain Plant Vogtle operating expenses and financing costs under accounting orders issued by the GPSC. See Note 3 for further information.

Georgia Power Company 1993 Annual Report

INCOME TAXES

The Company provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

  In years prior to 1993, income taxes were accounted for and reported under Accounting Principles Board Opinion No. 11. Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. See Note 7 to the financial statements for further information.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC) AND DEFERRED RETURN

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. For the years 1993, 1992 and 1991, the average AFUDC rates were 4.87 percent, 7.16 percent and 9.90 percent, respectively. The reduction in the average AFUDC rate since 1991 reflects the Company's greater use of lower cost short-term debt.

  The Company also imputed a return on its investment in Plant Vogtle Units 1 and 2 after they began commercial operation, under short-term cost deferrals and phase-in plans as described in Note 3. AFUDC and the Vogtle deferred returns, net of taxes, as a percentage of net income after dividends on preferred stock, amounted to 1.4 percent, 2.1 percent and 9.2 percent for 1993, 1992 and 1991, respectively.

UTILITY PLANT

Utility plant is stated at original cost with the exception of Plant Vogtle, which is stated at cost less regulatory disallowances. Original cost includes materials; labor; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction.

CASH AND CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

FINANCIAL INSTRUMENTS

All financial instruments of the Company -- for which the carrying amount does not approximate fair value -- are shown in the table below at December 31:

                                                      1993
                                              Carrying        Fair
                                                Amount       Value
                                                  (in millions)
         Nuclear decommissioning trusts       $     38    $     40
         Long-term debt                          3,954       4,197


                                                       1992
                                               Carrying        Fair
                                                 Amount       Value
                                                   (in millions)

         Nuclear decommissioning trusts        $     20    $     21
         Investment securities                      108         121
         Long-term debt                           4,130       4,404
         Preferred stock subject to
           mandatory redemption                      70          76

  The fair values of nuclear decommissioning trusts and investment securities were based on listed closing market prices. The fair values for long-term debt and preferred stock subject to mandatory redemption were based on either closing market prices or closing prices of comparable instruments.

MATERIALS AND SUPPLIES

Generally, materials and supplies include the cost of transmission, distribution and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed. In December 1992, the Company converted to the inventory method of accounting for certain emergency spare parts. This conversion resulted in a regulatory liability that is being amortized as credits to income over

Georgia Power Company 1993 Annual Report


approximately four years. This conversion will not have a material effect on income in any year.

VACATION PAY

Company employees earn vacation in one year and take it in the subsequent year. However, for ratemaking purposes, vacation pay is recognized as an allowable expense only when paid. Consistent with this ratemaking treatment, the Company accrues a current liability for earned vacation pay and records a current asset representing the future recoverability of this cost. This amount was $42 million at December 31, 1993, and $40 million at December 31, 1992. In 1994, approximately 72 percent of the 1993 deferred vacation costs will be expensed, and the balance will be charged to construction and other accounts.

2.  RETIREMENT BENEFITS

PENSION PLAN

The Company has a defined benefit, trusteed, non-contributory pension plan covering substantially all regular employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat dollar benefit. The Company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension fund are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the projected unit credit actuarial method for financial reporting purposes.

POSTRETIREMENT BENEFITS

The Company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. For medical care benefits, a qualified trust has been established for funding amounts to the extent deductible under federal income tax regulations. Amounts funded are primarily invested in debt and equity securities. Accrued costs of life insurance benefits, other than current cash payments for retirees, currently are not being funded.

  Effective January 1, 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. Statement No. 106 requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service."

  In October 1993, the GPSC ordered the Company to phase in the adoption of Statement No. 106 to cost of service over a five-year period, whereby one-fifth of the additional expense was recognized -- approximately $6 million -- in 1993 and the remaining additional expense was deferred. An additional one-fifth of the costs will be expensed each succeeding year until the costs are fully reflected in cost of service in 1997. The cost deferred during the five-year period will be amortized to expense over a 15-year period beginning in 1998.
As a result of the regulatory treatment allowed by the GPSC, the adoption of Statement No. 106 did not have a material impact on net income.

  Prior to 1993, the Company recognized these cost on a cash basis as payments were made. The total costs of such benefits recognized by the Company in 1993, 1992, and 1991 were $56 million, $13 million, and $9 million, respectively.

STATUS AND COST OF BENEFITS

Shown in the following tables are actuarial results and assumptions for pension and postretirement medical and life insurance benefits as computed under the requirements of Statement Nos. 87 and 106, respectively. Retiree medical and life insurance information is shown only for 1993 because Statement No. 106 was adopted as

Georgia Power Company 1993 Annual Report


of January 1, 1993, on a prospective basis. The funded status of the plans at December 31 was as follows:

                                                       Pension
                                                   1993       1992
                                                    (in millions)
        Actuarial present value of
          benefit obligations:
            Vested benefits                      $  655    $   557
            Non-vested benefits                      35         26

        Accumulated benefit obligation              690        583

        Additional amounts related
          to projected salary increases             257        293

        Projected benefit obligation                947        876

        Less:
          Fair value of plan assets               1,495      1,341
          Unrecognized net gain                    (490)      (413)
          Unrecognized prior service cost            31         33
          Unrecognized transition asset             (62)       (67)

        Prepaid asset recognized in the Balance
          Sheets                                 $   27    $    18


                                                    Postretirement
                                                   Medical      Life
                                                          1993
                                                     (in millions)
         Actuarial present value of
           benefit obligation:
             Retirees and dependents                  $136       $32
             Employees eligible to retire               12         -
             Other employees                           206        40

         Accumulated benefit obligation                354        72

         Less:
           Fair value of plan assets                    30         1
           Unrecognized net loss (gain)                 40        (6)
           Unrecognized transition
             obligation                                251        69

         Accrued liability recognized in the
           Balance Sheets                            $  33      $  8


Weighted average rates used in actuarial calculations:

                                              1993    1992     1991
         Discount                              7.5%    8.0%     8.0%
         Annual salary increase                5.0     6.0      6.0
         Long-term return on plan
           assets                              8.5     8.5      8.5

  An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 11.3 percent for 1993, decreasing gradually to 6.0 percent through the year 2000 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate by 1.0 percent would increase the accumulated medical benefit obligation as of December 31, 1993, by $68 million and the aggregate of the service and interest cost components of the net retiree medical cost by $7 million.

The components of the plans' net costs are shown below:

                                                  Pension
                                            1993    1992     1991
                                               (in millions)
         Benefits earned during the        $ 33    $  34    $  32
           year
         Interest cost on projected
           benefit obligation                69       65       61
         Actual return on plan assets      (194)     (61)    (334)
         Net amortization and deferral       84      (38)     247

         Net pension cost (income)       $   (8)   $   -    $   6


  Of net pension costs (income) recorded, $(6) million in 1993 and $5 million in 1991, were recorded to operating expense, with the balance being recorded to construction and other accounts.

                                                 Postretirement
                                               Medical       Life
                                                      1993
                                                  (in millions)
         Benefits earned during the year           $11       $  3
         Interest cost on accumulated
           benefit obligation                       23          6
         Amortization of transition
           obligation over 20 years                 12          3
         Actual return on plan assets               (4)         -
         Net amortization and deferral               2          -

         Net postretirement cost                   $44        $12

Georgia Power Company 1993 Annual Report


     Of the above net postretirement medical and life insurance costs recorded in 1993, $21 million was charged to operating expenses, $21 million was deferred, and the remainder was charged to construction and other accounts.

3.  LITIGATION AND REGULATORY MATTERS

DEMAND-SIDE CONSERVATION PROGRAMS

In October 1993, a Superior Court of Fulton County, Georgia, judge ruled that rate riders previously approved by the GPSC for recovery of the Company's costs incurred in connection with demand-side conservation programs were unlawful. The judge held that the GPSC lacked statutory authority to approve such rate riders except through general rate case proceedings and that those procedures had not been followed. The Company has suspended collection of the demand-side conservation costs and appealed the court's decision to the Georgia Court of Appeals. In December 1993, the GPSC approved the Company's request for an accounting order allowing the Company to defer all current unrecovered and future costs related to these programs until the court's decision is reversed or until the next general rate case proceeding. An association of industrial customers has filed a petition for review of such accounting order in the Superior Court of Fulton County, Georgia. The Company's costs related to these conservation programs through 1993 were $60 million of which $15 million has been collected and the remainder deferred. The estimated costs, assuming no change in the programs certified by the GPSC, are $38 million in 1994 and $40 million in 1995.

  The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on these financial statements.

RETAIL RATEPAYERS' SUIT CONCLUDED

In March 1993, several retail ratepayers of Georgia Power filed a civil complaint in the Superior Court of Fulton County, Georgia, against Georgia Power, The Southern Company, the system service company, and Arthur Andersen & Co. The complaint alleged that Georgia Power obtained excessive rate increases by improper accounting for spare parts and sought actual damages estimated by the plaintiffs to be in excess of $60 million -- plus treble and punitive damages -- for alleged violations of the Georgia Racketeer Influenced and Corrupt Organizations Act and other state statutes, statutory and common law fraud, and negligence. These state law allegations were substantially the same as those included in a 1989 suit brought in federal district court in Georgia. That suit and similar ones filed in Alabama, Florida, and Mississippi federal courts were subsequently dismissed.

  The defendants' motions to dismiss the current complaint were granted by the Superior Court of Fulton County, Georgia, in July 1993. In January 1994, the plaintiffs' appeal of the dismissal to the Supreme Court of Georgia was rejected. This matter is now concluded.

GULF STATES SETTLEMENT

On November 7, 1991, subsidiaries of The Southern Company entered into a settlement agreement with Gulf States that resolved litigation between the companies that had been pending since 1986 and arose out of a dispute over certain unit power and long-term power sales contracts. In 1993, all remaining terms and obligations of the settlement agreement were satisfied.

  Based on the value of the settlement proceeds received, the Company recorded increases of $3 million in 1992 and $89 million in 1991 net income.

FERC REVIEW OF EQUITY RETURNS

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power, and other similar contracts.
Any changes in the rate of return on common equity that may occur as a result of this proceeding would be effective 60 days after a proper notice of the proceeding is published. A notice was published on May 10, 1991.

  In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

Georgia Power Company 1993 Annual Report

  The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the Company's financial statements.

PLANT VOGTLE PHASE-IN PLANS

Pursuant to orders from the GPSC, the Company recorded a deferred return under phase-in plans for Plant Vogtle Units 1 and 2 until October 1991 when the allowed investment was fully reflected in rates. In addition, the GPSC issued two separate accounting orders that required the Company to defer substantially all operating and financing costs related to both units until rate orders addressed these costs. These GPSC orders provide for the recovery of deferred costs within 10 years. The GPSC modified the phase-in plans in 1991 to accelerate the recognition of costs previously deferred under the Plant Vogtle Unit 2 phase-in plan and to levelize the remaining Plant Vogtle declining capacity buyback expenses.

  Under these orders, the Company has deferred and begun amortizing these costs (as recovered through rates) as follows:

                                             1993      1992      1991

                                                 (in millions)
         Deferred expenses:
           Capacity buybacks                $(38)     $(100)     $(30)
           Other operating                     -          -        (7)
         Amortization of previously
           deferred return and
             expenses                         74         69        53

         Deferred expenses, net               36        (31)       16

         Deferred return                       -          -        35
         Less income taxes                     -         23         8

         Net (deferral) amortization          36         (8)      (11)

         Effect of adoption of FASB
         Statement No. 109                   160          -         -
         Deferred costs
           at beginning of year              383        375       364

         Deferred costs
           at end of year                   $507      $ 383      $375

NUCLEAR PERFORMANCE STANDARDS

In October 1989, the GPSC adopted a nuclear performance standard for the Company's nuclear generating units under which the performance of plants Hatch and Vogtle will be evaluated every three years. The performance standard is based on each unit's capacity factor as compared to the average of all U.S. nuclear units operating at a capacity factor of 50% or higher during the three-year period of evaluation. Depending on the performance of the units, the Company could receive a monetary reward or penalty under the performance standards criteria. The first evaluation was conducted in 1993 for performance during the 1990-92 period. During this three-year period, the Company's units performed at an average capacity factor of 81 percent compared to an industry average of approximately 73 percent. Based on these results, the GPSC approved a performance reward of approximately $8.5 million for the Company. This reward is being collected through the retail fuel cost recovery provision and recognized in income over a 36- month period beginning November, 1993.

4.  COMMITMENTS AND CONTINGENCIES

CONSTRUCTION PROGRAM

The Company is engaged in a continuous construction program and currently estimates property additions to be approximately $688 million in 1994, $555 million in 1995 and $629 million in 1996. These estimated additions include AFUDC of $19 million in 1994, $27 million in 1995, and $18 million in 1996. The estimates for property additions for the three-year period include $88 million committed to meeting the requirements of the Clean Air Act.

  While the Company has no new baseload generating plants under construction, the construction of nine combustion turbine peaking units is planned to be completed by 1996. In addition, significant construction of transmission and distribution facilities, and upgrading and extending the useful life of generating plants will continue. The construction program is subject to periodic review and revision, and actual construction costs may vary from estimates because of numerous factors, including, but not limited to, changes in business conditions, load growth estimates, environmental regulations, and regulatory requirements.

Georgia Power Company 1993 Annual Report


FUEL COMMITMENTS

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term obligations were approximately $4.8 billion at December 31, 1993. Additional commitments for coal and for nuclear fuel will be required in the future to supply the Company's fuel needs.

OPERATING LEASES

The Company has entered into coal rail car rental agreements with various terms and expiration dates. Rental expense totaled $8 million, $7 million, and $5 million for 1993, 1992, and 1991, respectively. Minimum annual rental commitments for noncancellable rail car leases are $9 million annually for years 1994 through 1998, and total approximately $191 million thereafter.

ROCKY MOUNTAIN PROJECT STATUS

In its 1985 financing order, the GPSC concluded that completion of the Rocky Mountain pumped storage hydroelectric project in 1991 as then planned was not economically justifiable and reasonable and withheld authorization for the Company to spend funds from approved securities issuances on that project. In 1988, the Company and Oglethorpe Power Corporation (OPC) entered into a joint ownership agreement for OPC to assume responsibility for the construction and operation of the project, as discussed in Note 5. The joint ownership agreement significantly reduces the risk of the project being canceled.
However, full recovery of the Company's costs depends on the GPSC's treatment of the project's cost and disposition of the project's capacity output. In the event the Company cannot demonstrate to the GPSC the project's economic viability based on current ownership, construction schedule, and costs, then part or all of such costs may have to be written off in accordance with FASB Statement No. 90, Accounting for Abandonments and Disallowed Plant Costs. At December 31, 1993, the Company's investment in the project amounted to approximately $197 million. AFUDC accrued on the Rocky Mountain project has not been credited to income or included in the project cost since December 1985.
If accrual of AFUDC is not resumed, the Company's portion of the estimated total plant additions at completion would be approximately $199 million. The plant is currently scheduled to begin commercial operation in 1995.

  The Company has held preliminary discussions with other parties regarding the potential disposition of its remaining interest in the project.

  The ultimate outcome of this matter cannot now be determined.

NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, the Company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the Company's nuclear power plants. The act limits to $9.4 billion public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. A company could be assessed up to $79 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment for the Company -- based on its ownership and buyback interests -- is $171 million per incident but not more than an aggregate of $22 million to be paid for each incident in any one year.

  The Company is a member of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium adjustment in the event that losses exceed accumulated reserve funds. The Company's maximum assessment per incident is limited to $18 million under current policies.

  Additionally, the Company has policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million NML coverage. This excess insurance is provided by Nuclear Electric

Georgia Power Company 1993 Annual Report

Insurance Limited (NEIL), a mutual insurance company, and American Nuclear Insurers/Mutual Atomic Energy Liability Underwriters.

  NEIL also covers the additional costs that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can be insured against increased costs of replacement power in an amount up to $3.5 million per week -- starting 21 weeks after the outage -- for one year and up to $2.3 million per week for the second and third years.

  Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum assessments per incident under the current policies for the Company would be $15 million for excess property damage and $13 million for replacement power.

  For all on-site property damage insurance policies for commercial nuclear power plants, the NRC requires that the proceeds of such policies issued or renewed on or after April 2, 1991, shall be dedicated first for the sole purpose of placing the reactor in a safe and stable condition after an accident. Any remaining proceeds are to be applied next toward the costs of decontamination and debris removal operations ordered by the NRC, and any further remaining proceeds are to be paid either to the Company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

  The Company participates in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, the Company could be subject to a maximum total assessment of $7 million.

5.  FACILITY SALES AND JOINT OWNERSHIP AGREEMENTS

Since 1975, the Company has sold undivided interests in plants Hatch, Wansley, Vogtle, and Scherer Units 1 and 2, together with transmission facilities, to OPC, an electric membership generation and transmission corporation; the Municipal Electric Authority of Georgia (MEAG), a public corporation and an instrumentality of the state of Georgia; and the City of Dalton, Georgia. The Company has sold an interest in Plant Scherer Unit 3 to Gulf Power, an affiliate.

  Additionally, the Company has completed two of four separate transactions to sell Unit 4 of Plant Scherer to Florida Power & Light Company (FPL) and Jacksonville Electric Authority (JEA) for a total price of approximately $806 million, including any gains on these transactions. FPL will eventually own approximately 76.4 percent of the unit, with JEA owning the remainder. Georgia Power will continue to operate the unit.

  The completed and scheduled remaining transactions are as follows:

         Closing                    Percent              After-Tax
         Date         Capacity    Ownership     Amount         Gain
                  (in megawatts)                  (in millions)
         July 1991         290       35.46%       $291          $14
         June 1993         258       31.44         253           18
         June 1994         135       16.55         132           10
         June 1995         135       16.55         130           10

         Total             818      100.00%       $806          $52

  Except as otherwise noted, the Company has contracted to operate and maintain all jointly owned facilities. The Company includes its proportionate share of plant operating expenses in the corresponding operating expenses in the Statements of Income.

  As discussed in Note 4, the Company and OPC have a joint ownership arrangement for the Rocky Mountain pumped storage hydroelectric project under which the Company will retain its present investment in the project and OPC will finance and complete the remainder of the project and operate the completed facility. Based on current cost estimates the Company's ownership will be approximately 25% of the project (194 megawatts of capacity) at completion.

  The Company will own six of eight 80 megawatt combustion turbine generating units and 75% of the related common facilities being jointly constructed with Savannah Electric, an affiliate. The Company's investment in the project at December 31, 1993, was $100 million and is expected to total approximately $182 million when the project is completed. All units are

Georgia Power Company 1993 Annual Report


expected to be completed by June, 1995. Savannah Electric will operate these units.

  In connection with the joint ownership arrangements for plants Vogtle and Scherer, the Company has made commitments to purchase declining fractions of OPC's and MEAG's capacity and energy from these units. These commitments are in effect during periods of up to 10 years following commercial operation (and with regard to a portion of a 5 percent interest in Plant Vogtle owned by MEAG, until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest). The payments for capacity are required whether or not any capacity is available. The energy cost is a function of each unit's variable operating costs. Except as noted below, the cost of such capacity and energy is included in purchased power from non-affiliates in the Company's Statements of Income. Capacity payments totaled $183 million, $289 million and $320 million in 1993, 1992 and 1991, respectively. The Plant Scherer buyback agreements ended in 1993. The current projected Plant Vogtle capacity payments for the next five years are as follows: $132 million in 1994, $77 million in 1995, $70 million in 1996, $59 million in 1997 and $59 million in 1998. Portions of the payments noted above relate to costs in excess of Plant Vogtle's allowed investment for ratemaking purposes. The present value of these portions was written off in 1987 and 1990. Additionally, the Plant Vogtle declining capacity buyback expense is being levelized over a six-year period. See Note 3 for further information.

  At December 31, 1993, the Company's percentage ownership and investment (exclusive of nuclear fuel) in jointly owned facilities in commercial operation, were as follows:

                                               Total        Company
         Facility (Type)                    Capacity      Ownership
                                           (megawatts)
         Plant Vogtle (nuclear)                2,320           45.7%
         Plant Hatch (nuclear)                 1,630           50.1
         Plant Wansley (coal)                  1,779           53.5
         Plant Scherer (coal)
            Units 1 and 2                      1,636            8.4
            Unit 3                               818           75.0
            Unit 4                               818           33.1

                                                         Accumulated
         Facility (Type)                   Investment   Depreciation
                                                  (in millions)
         Plant Vogtle (nuclear)                $3,285 (1)       $540
         Plant Hatch (nuclear)                    840            325
         Plant Wansley (coal)                     286            125
         Plant Scherer (coal)
            Units 1 and 2                         111             33
            Unit 3                                539            107
            Unit 4                                236             31

(1)  Investment net of write-offs.

  The Company and an affiliate, Alabama Power, own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric generating units with a total rated capacity of 1,020 megawatts, as well as associated transmission facilities. The capacity of the units has been sold equally to the Company and Alabama Power under a contract expiring in 1994, which, in substance, requires payments sufficient to provide for the operating expenses, taxes, debt service and return on investment, whether or not SEGCO has any capacity and energy available. An amended contract has been filed with the FERC with substantially the same provisions, but the term thereof would be extended automatically for two year periods, subject to any party's right to cancel upon two year's notice. The Company's share of expenses included in purchased power from affiliates in the Statements of

Georgia Power Company 1993 Annual Report


Income, is as follows:

                                       1993       1992      1991
                                           (in millions)
         Energy                       $  81      $  66      $  74
         Capacity                         9          9         10

         Total                        $  90      $  75      $  84

         Kilowatt-hours               3,352      2,664      2,911

  At December 31, 1993, the capitalization of SEGCO consisted of $58 million of equity and $84 million of long-term debt on which the annual interest requirement is $3.8 million.

6.  LONG-TERM POWER SALES AGREEMENTS

The Company and the operating affiliates of The Southern Company have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service territory. Certain of these agreements are non-firm and are based on the capacity of the Southern system. Other agreements are firm and pertain to capacity related to specific generating units. Because energy is generally sold at cost under these agreements, it is primarily the capacity revenues that affect the Company's profitability. The capacity revenues have been as follows:

                                        Unit Power         Other
         Year                              Sales         Long-Term
                                          (in millions)
         1993                               $135            $17
         1992                                223             10
         1991                                263             11

  Long-term non-firm power of 400 megawatts was sold by the Southern electric system in 1993 to Florida Power Corporation (FPC). This amount decreases to 200 megawatts in 1994 and the contract expires at year-end. Sales under these long-term non-firm power sales agreements are made from available power pool energy, and the revenues from the sales are shared by the operating affiliates.

  Unit power from specific generating plants is being sold to FPL, JEA, and the City of Tallahassee, Florida and beginning in 1994 to FPC. Under these agreements, the Company sold approximately 830 megawatts of capacity in 1993 and is scheduled to sell approximately 403 megawatts of capacity in 1994. Thereafter, these sales will decline to an estimated 157 megawatts by the end of 1996 and will remain at that approximate level through 1999. After 2000, capacity sales will decline to approximately 101 megawatts -- unless reduced by FPL and JEA -- until the expiration of the contracts in 2010.

7.  INCOME TAXES

Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption of Statement No. 109 resulted in cumulative adjustments that had no material effect on net income. The adoption also resulted in the recording of additional deferred income taxes and related assets and liabilities. The related assets of $993 million are revenues to be received from customers. These assets are attributable to tax benefits flowed-through to customers in prior years, and taxes applicable to capitalized AFUDC. The related liabilities of $453 million are revenues to be refunded to customers. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits. Additionally, deferred income taxes related to accelerated tax depreciation previously shown as a reduction to utility plant were reclassified.

  Details of the federal and state income tax provisions are as follows:


                                              1993       1992       1991
         Total provision for income taxes:         (in millions)
         Federal:
           Currently payable                  $223       $139       $267
           Deferred -
             Current year                      181        170         97

             Reversal of prior years           (40)        (6)       (52)
           Deferred investment tax
             credits                           (18)        (6)       (10)

                                               346        297        302

         State:
           Currently payable                    41         24         47
           Deferred -
             Current year                       31         35         17
             Reversal of prior years            (3)        (3)        (9)

                                                69         56         55

         Total                                 415        353        357

         Less:

           Income taxes charged
           (credited) to other
           income                              (37)       (25)         8

         Federal and state income
           taxes charged to operations        $452       $378       $349

Georgia Power Company 1993 Annual Report


  The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax basis, which give rise to deferred tax assets and liabilities are as follows:

                                                         1993
                                                    (in millions)
         Deferred tax liabilities:
           Accelerated depreciation                       $1,458
           Property basis differences                      1,163
           Deferred Plant Vogtle costs                       161
           Premium on reacquired debt                         63
           Fuel clause underrecovered                         32
           Other                                              62

         Total                                             2,939

         Deferred tax assets:
           Other basis differences                           263
           Federal effect of state deferred taxes             92
           Other deferred costs                               61
           Disallowed plant buybacks                          29
           Accrued interest                                   24
           Other                                              12

         Total                                               481

         Net deferred tax liabilities (assets)             2,458
         Portion included in current assets                  (22)

         Accumulated deferred income taxes
           in the Balance Sheets                          $2,480


  Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $19 million in 1993, $19 million in 1992, and $27 million in 1991. At December 31, 1993, all investment tax credits available to reduce federal income taxes payable had been utilized.

  A reconciliation of the federal statutory tax rate to effective income tax rate is as follows:

                                            1993      1992     1991
         Federal statutory rate               35%      34%      34%
         State income tax, net of
           federal deduction                   4        4        4
         Non-deductible book
           depreciation                        3        3        4
         Difference in prior years'
           deferred and current tax rate      (1)      (1)      (1)
         Other                                (1)      (2)      (1)

         Effective income tax rate            40%      38%      40%

  The Southern Company and its subsidiaries file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis, and consolidated tax savings are allocated to each company based on its ratio of taxable income to total consolidated taxable income.

8.  CAPITALIZATION

COMMON STOCK DIVIDEND RESTRICTIONS

  The Company's first mortgage bond indenture contains various common stock dividend restrictions that remain in effect as long as the bonds are outstanding. At December 31, 1993, $742 million of retained earnings were restricted against the payment of cash dividends on common stock under terms of the mortgage indenture. Supplemental indentures in connection with future first mortgage bond issues may contain more stringent common stock dividend restrictions than those currently in effect.

  The Company's charter limits cash dividends on common stock to the lesser of the retained earnings balance or 75 percent of net income available for such stock during a prior period of 12 months if the ratio of common stock equity to total capitalization, including retained earnings, adjusted to reflect the payment of the proposed dividend, is below 25 percent, and to 50 percent of such net income if such ratio is less than 20 percent. At December 31, 1993, the ratio as defined was 46.1 percent.

Georgia Power Company 1993 Annual Report

REMARKETED BONDS

In 1992, the Company issued two series of variable rate first mortgage bonds each with principal amounts of $100 million due 2032. The current composite interest rate on the bonds is 6.20 percent and is fixed for the first three years of the issues.

POLLUTION CONTROL BONDS

The Company has incurred obligations in connection with the sale by public authorities of tax-exempt pollution control and industrial development revenue bonds. The Company has authenticated and delivered to trustees an aggregate of $407.7 million of its first mortgage bonds, which are pledged as security for its obligations under pollution control and industrial development contracts. No interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase or loan agreements. An aggregate of approximately $1.3 billion of the pollution control and industrial development bonds is secured by a subordinated interest in specific property of the Company.

  Details of pollution control bonds are as follows:

         Maturity       Interest Rates             1993      1992
                                                    (in millions)
         2003-2007      5.70% to 6.75%         $     90   $   103
         2008-2011      6.375% & Variable            19        32
         2014-2018      6.00% to 12.25%           1,237     1,283
         2019-2023      5.75% to 7.25% &
                        Variable                    315       243

         Total pollution control bonds         $  1,661   $ 1,661

BANK CREDIT ARRANGEMENTS

At the beginning of 1994, the Company had unused credit arrangements with banks totaling $540 million, of which $10 million expires June 30, 1994, $130 million expires at May 1, 1996, and $400 million expires at June 30, 1996.

  The $400 million expiring June 30, 1996, is under revolving credit arrangements with several banks providing the Company, Alabama Power, and The Southern Company up to a total credit amount of $400 million. To provide liquidity support for commercial paper programs and for other short-term cash needs, $165 million and $135 million of the $400 million available credit are currently dedicated for the Company and Alabama Power, respectively. However, the allocations can be changed among the borrowers by notifying the respective banks.

  During the term of the agreements expiring in 1996, short-term borrowings may be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements require payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

  The $10 million credit arrangement expiring in 1994 allows borrowings for up to 90 days. Commitment fees are based on the unused portion of the commitment.

  In addition, the Company borrows under uncommitted lines of credit with banks and through a $150 million commercial paper program that has the liquidity support of committed bank credit arrangements. Average compensating balances held under these committed facilities were not material in 1993.

OTHER LONG-TERM DEBT

Assets acquired under capital leases are recorded in the Balance Sheets as utility plant in service, and the related obligations are classified as long-term debt. At December 31, 1993, the Company had a capitalized lease obligation for its corporate headquarters building of $88 million with an interest rate of 8.1 percent. Other capitalized lease obligations were $137 thousand with a composite interest rate of 6.8 percent.

  The maturities of capital lease obligations through 1998 are approximately as follows: $423 thousand in 1994, $309 thousand in 1995, $335 thousand in 1996, $362 thousand in 1997, and $392 thousand in 1998.

  The lease agreement for the corporate headquarters building provides for payments that are minimal in early years and escalate through the first 21 years of the lease. For ratemaking purposes, the GPSC has treated the lease as an operating lease and has allowed only the lease

Georgia Power Company 1993 Annual Report


payments in cost of service. The difference between the accrued expense and the lease payments allowed for ratemaking purposes is being deferred as a cost to be recovered in the future as ordered by the GPSC. At December 31, 1993, and 1992, the interest and lease amortization deferred on the Balance Sheets are $47 million and $48 million, respectively.

  In December 1993, the Company borrowed $37 million through a long-term note due in 1995.

ASSETS SUBJECT TO LIEN

The Company's mortgage dated as of March 1, 1941, as amended and supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct lien on substantially all of the Company's fixed property and franchises.

LONG-TERM DEBT DUE WITHIN ONE YEAR

The current portion of the Company's long-term debt is as follows:

                                                      1993     1992
                                                     (in millions)
         First mortgage bonds:
           Redemption of 10.75% issue due 2018       $   -     $3.7
           Redemption  of variable rate issue due
             2020                                        -     50.0
           Improvement fund requirement                  -     30.4
         Pollution control bonds
           5.95% series sinking fund requirement         -      0.3
           6.4% series sinking fund requirement          *      0.2
           6.75% series sinking fund requirement         *        -
           6.375% series sinking fund requirement        *        -
         Other long-term debt                         10.5     11.2

         Total                                       $10.5    $95.8

*Less than .1 million

  The indenture's first mortgage bond improvement fund requirement amounts to 1 percent of each outstanding series of bonds authenticated under the indenture prior to January 1 of each year, other than those issued to collateralize pollution control obligations. The requirement may be satisfied by depositing cash or reacquired bonds, or by pledging additional property equal to 1 2/3 times the requirement. The 1993 and 1992 requirements were met in the first quarter of each year by depositing cash subsequently used to redeem bonds. The 1994 requirement was funded in December 1993.

REDEMPTION OF HIGH-COST SECURITIES

The Company plans to continue a program of redeeming or replacing high-cost debt and preferred stock in cases where opportunities exist to reduce financing costs. High-cost issues may be repurchased in the open market or called at premiums as specified under terms of the issue. They may also be redeemed at face value to meet improvement fund and sinking fund requirements, to meet replacement provisions of the mortgage, or by use of proceeds from the sale of property pledged under the mortgage. In general, for the first five years a series is outstanding the Company is prohibited from redeeming for improvement fund purposes more than 1 percent annually of the original issue amount.

9. QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial information for 1993 and 1992 is as follows:

                                                            Net Income
                                                                 After
                                                          Dividends on
                               Operating      Operating      Preferred
         Quarter Ended          Revenues         Income          Stock
                                           (in millions)
         MARCH 1993               $1,004           $221           $108
         JUNE 1993                 1,096            219            141
         SEPTEMBER 1993            1,376            356            245
         DECEMBER 1993               975            176             76

         March 1992               $  957           $211           $ 91
         June 1992                 1,068            235            116
         September 1992            1,280            342            227
         December 1992               992            197             87


  The Company's business is influenced by seasonal weather conditions and the timing of rate increases.

SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1993 Annual Report


                                                          1993            1992             1991
OPERATING REVENUES (IN THOUSANDS)                  $ 4,451,181     $ 4,297,436      $ 4,301,428
NET INCOME AFTER DIVIDENDS
  ON PREFERRED STOCK (IN THOUSANDS)                $   569,853     $   520,538      $   474,855
CASH DIVIDENDS ON COMMON STOCK (IN THOUSANDS)      $   402,400     $   384,000      $   375,200
RETURN ON AVERAGE COMMON EQUITY (PERCENT)                14.37           13.60            12.76
TOTAL ASSETS (IN THOUSANDS)                        $13,736,110     $10,964,442      $10,842,538
GROSS PROPERTY ADDITIONS (IN THOUSANDS)            $   674,432     $   508,444      $   548,051

CAPITALIZATION (IN THOUSANDS):
Common stock equity                                $ 4,045,458     $ 3,888,237      $ 3,766,551
Preferred stock                                        692,787         692,792          607,796
Preferred stock subject to mandatory redemption              -           6,250          118,750
Long-term debt                                       4,031,387       4,131,016        4,553,189

Total (excluding amounts due within one year)      $ 8,769,632     $ 8,718,295      $ 9,046,286

CAPITALIZATION RATIOS (PERCENT):
Common stock equity                                       46.1            44.6             41.7
Preferred stock                                            7.9             8.0              8.0
Long-term debt                                            46.0            47.4             50.3

Total (excluding amounts due within one year)            100.0           100.0            100.0

FIRST MORTGAGE BONDS (IN THOUSANDS):
Issued                                               1,135,000         975,000                -
Retired                                              1,337,822       1,381,300          598,384
PREFERRED STOCK (IN THOUSANDS):
Issued                                                 175,000         195,000          100,000
Retired                                                245,005         165,004          100,000

SECURITY RATINGS:
First Mortgage Bonds -
  Moody's                                                   A3              A3             Baa1
  Standard and Poor's                                       A-              A-             BBB+
  Duff & Phelps                                             A+              A-             BBB+
Preferred Stock -
  Moody's                                                 baa1            baa1             baa1
  Standard and Poor's                                     BBB+            BBB+              BBB
  Duff & Phelps                                             A-             BBB             BBB-

CUSTOMERS (YEAR-END):
Residential                                          1,441,972       1,421,175        1,397,682
Commercial                                             188,820         183,784          179,933
Industrial                                              11,217          11,479           11,946
Other                                                    2,322           2,269            2,190

Total                                                1,644,331       1,618,707        1,591,751

EMPLOYEES (YEAR-END)                                    12,528          12,600           13,700

SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1993 Annual Report


     1990               1989             1988             1987             1986             1985           1984            1983
$ 4,445,809        $ 4,145,240      $ 3,897,479      $ 3,786,485      $ 3,561,603      $ 3,609,140    $ 3,319,699     $ 2,869,883

$   208,066        $   449,099      $   479,532      $   240,057      $   535,003      $   493,717    $   421,719     $   304,555
$   389,600        $   394,500      $   386,600      $   377,800      $   325,500      $   277,500    $   225,500     $   189,600
       5.52              11.72            13.06             6.85            16.51            17.95          18.43           15.86
$11,176,619        $11,372,346      $11,130,539      $11,197,494      $10,465,063      $ 9,030,618    $ 7,880,072     $ 6,746,247
$   558,727        $   727,631      $   929,019      $ 1,034,059      $ 1,598,309      $ 1,384,182    $ 1,396,846     $ 1,015,274

$ 3,673,913        $ 3,860,657      $ 3,806,070      $ 3,538,182      $ 3,469,201      $ 3,013,707    $ 2,486,172     $ 2,089,171
    607,796            607,844          657,844          657,844          732,844          632,844        482,844         432,844
    125,000            155,000          162,500          166,250          112,500          120,000        127,500         131,250
  5,000,225          5,054,001        4,861,378        4,825,760        4,464,857        3,878,066      3,432,606       3,128,500

$ 9,406,934        $ 9,677,502      $ 9,487,792      $ 9,188,036      $ 8,779,402      $ 7,644,617    $ 6,529,122     $ 5,781,765

       39.1               39.9             40.1             38.5             39.5             39.4           38.1            36.1
        7.8                7.9              8.6              9.0              9.6              9.9            9.3             9.8
       53.1               52.2             51.3             52.5             50.9             50.7           52.6            54.1

      100.0              100.0            100.0            100.0            100.0            100.0          100.0           100.0

    300,000            250,000          150,000          500,000          500,000                -        150,000         125,000
     91,117             91,516          206,677          217,949          377,538           17,738         26,084          18,273

          -                  -                -          125,000          100,000          150,000         50,000               -
     83,750              7,500            3,750          150,000            7,500            3,750          2,380           4,378


       Baa1               Baa2             Baa2             Baa2             Baa1             Baa1           Baa1            Baa1
       BBB+               BBB+              BBB              BBB             BBB+             BBB+           BBB+            BBB+
       BBB                BBB                 9                9                9                9              8               8

       baa1               baa2             baa2             baa2             baa1             baa1           baa1            baa1
        BBB                BBB             BBB-             BBB-              BBB              BBB            BBB             BBB
       BBB-               BBB-               10               10               10               10              9               9

  1,378,888          1,355,211        1,329,173        1,303,721        1,268,983        1,231,140      1,189,670       1,154,953
    178,391            177,814          174,147          169,014          162,258          155,399        148,536         142,305
     12,115             12,311           12,353           12,307           12,315           12,309         12,276          12,109
      2,114              2,050            1,993            1,858            1,816            1,789          1,753           1,696

  1,571,508          1,547,386        1,517,666        1,486,900        1,445,372        1,400,637      1,352,235       1,311,063

     13,746             13,900           15,110           14,924           14,773           14,947         14,562          14,535

Georgia Power Company 1993 Annual Report


                                                     1993            1992             1991
OPERATING REVENUES (IN THOUSANDS):
Residential                                      $ 1,291,035     $ 1,128,396      $ 1,111,358
Commercial                                         1,354,130       1,285,681        1,243,067
Industrial                                         1,113,067       1,083,856        1,057,702
Other                                                 41,399          39,504           37,861

Total retail                                       3,799,631       3,537,437        3,449,988
Sales for resale - non-affiliates                    534,370         640,308          736,643
Sales for resale - affiliates                         61,668          67,835           65,586

Total revenues from sales of electricity           4,395,669       4,245,580        4,252,217
Other revenues                                        55,512          51,856           49,211

Total                                            $ 4,451,181     $ 4,297,436      $ 4,301,428

KILOWATT-HOUR SALES (IN THOUSANDS):
Residential                                       16,649,859      14,939,172       14,815,089
Commercial                                        18,278,508      17,260,614       16,885,833
Industrial                                        23,635,363      22,978,312       22,298,062
Other                                                460,801         436,144          429,016

Total retail                                      59,024,531      55,614,242       54,428,000
Sales for resale - non-affiliates                 14,307,030      15,870,222       18,719,924
Sales for resale - affiliates                      3,027,733       3,320,060        3,885,892

Total                                             76,359,294      74,804,524       77,033,816

AVERAGE REVENUE PER KILOWATT-HOUR (CENTS):
Residential                                             7.75            7.55             7.50
Commercial                                              7.41            7.45             7.36
Industrial                                              4.71            4.72             4.74
Total retail                                            6.44            6.36             6.34
Sales for resale                                        3.44            3.69             3.55
Total sales                                             5.76            5.68             5.52
RESIDENTIAL AVERAGE ANNUAL KILOWATT-HOUR USE PER
  CUSTOMER                                            11,630          10,603           10,675
RESIDENTIAL AVERAGE ANNUAL REVENUE PER CUSTOMER  $    901.79     $    800.88      $    800.78
PLANT NAMEPLATE CAPACITY RATINGS (YEAR-END)
  (MEGAWATTS)                                         13,759          14,076           14,076
MAXIMUM PEAK-HOUR DEMAND (MEGAWATTS) (NOTE):
Winter                                                 9,067           8,938           10,001
Summer                                                12,573          11,448           13,090
ANNUAL LOAD FACTOR (PERCENT)                            58.5            60.5             55.2
PLANT AVAILABILITY (PERCENT):
Fossil-steam                                            85.9            86.6             93.3
Nuclear                                                 85.5            87.7             81.6

SOURCE OF ENERGY SUPPLY (PERCENT):
Coal                                                    62.1            61.4             63.6
Nuclear                                                 16.2            17.0             15.3
Hydro                                                    2.3             2.5              2.3
Oil and gas                                              0.2               *                *
Purchased power -
  From non-affiliates                                   10.2            12.2             10.3
  From affiliates                                        9.0             6.9              8.5

Total                                                  100.0           100.0            100.0

TOTAL FUEL ECONOMY DATA:
BTU per net kilowatt-hour generated                    9,912           9,900            9,960
Cost of fuel per million BTU (cents)                  153.62          153.08           157.97
Average cost of fuel per net kilowatt-hour
  generated (cents)                                     1.52            1.52             1.57

Note: As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand
 *  Less than one-tenth of one percent.

Georgia Power Company 1993 Annual Report


       1990         1989         1988         1987         1986        1985        1984        1983
$ 1,109,165  $ 1,022,781  $   979,047  $   904,218  $   874,231  $  786,500  $  754,163  $  686,269
  1,218,441    1,143,727    1,054,995      915,540      854,755     797,540     739,035     649,932
  1,061,830    1,006,416      983,822      911,933      897,646     873,554     858,536     747,305
     36,773       34,775       31,743       29,350       27,948      26,766      24,388      20,972

  3,426,209    3,207,699    3,049,607    2,761,041    2,654,580   2,484,360   2,376,122   2,104,478
    784,086      760,809      707,076      822,696      780,049     941,743     779,028     666,739
    168,251      150,394       86,751      159,998       91,753     149,463     136,047      70,784

  4,378,546    4,118,902    3,843,434    3,743,735    3,526,382   3,575,566   3,291,197   2,842,001
     67,263       26,338       54,045       42,750       35,221      33,574      28,502      27,882

$ 4,445,809  $ 4,145,240  $ 3,897,479  $ 3,786,485  $ 3,561,603  $3,609,140  $3,319,699  $2,869,883

 14,771,648   14,134,195   13,800,038   13,675,730   13,234,248  12,006,462  11,548,787  11,443,257
 16,627,128   15,843,181   14,790,561   13,799,379   12,945,926  11,945,938  10,902,163  10,181,953
 22,126,604   21,801,404   21,412,845   20,884,454   20,339,235  19,517,543  18,862,531  17,415,441
    428,459      414,107      397,669      385,514      381,917     382,238     342,047     331,804

 53,953,839   52,192,887   50,401,113   48,745,077   46,901,326  43,852,181  41,655,528  39,372,455
 20,158,681   20,479,412   18,544,705   20,910,185   18,198,186  21,526,865  19,138,575  16,197,259
  8,272,528    7,489,948    3,327,814    6,032,889    3,160,242   5,999,834   4,970,928   2,938,120

 82,385,048   80,162,247   72,273,632   75,688,151   68,259,754  71,378,880  65,765,031  58,507,834

       7.51         7.24         7.09         6.61         6.61        6.55        6.53        6.00
       7.33         7.22         7.13         6.63         6.60        6.68        6.78        6.38
       4.80         4.62         4.59         4.37         4.41        4.48        4.55        4.29
       6.35         6.15         6.05         5.66         5.66        5.67        5.70        5.35
       3.35         3.26         3.63         3.65         4.08        3.96        3.80        3.85
       5.31         5.14         5.32         4.95         5.17        5.01        5.00        4.86
     10,795       10,530       10,484       10,623       10,577       9,923       9,855      10,049
$    810.56  $    761.96  $    743.82  $    702.36  $    698.72  $   650.01  $   643.53  $   602.66
     14,366       14,366       13,018       13,018       11,875      11,875      11,767      11,698

      8,977       10,101        9,866        9,446       10,551      10,049       8,462       7,556
     13,196       12,735       12,295       12,390       11,910      11,079      10,443      10,933
       55.5         56.3         59.1         56.1         57.5        56.3        56.9        51.9

       92.5         93.0         94.5         92.7         91.2        91.2        91.0        91.7
       81.3         89.2         69.4         85.4         64.7        79.5        47.3        68.6

       65.1         64.0         72.0         70.9         74.6        72.7        74.4        72.2
       13.7         14.1          9.6          9.1          5.0         6.7         4.0         6.3
        2.2          2.1          1.2          1.7          1.2         1.5         2.7         3.1
        0.1          0.1          0.1          0.1          0.6           *           *         0.1

       11.0         10.2          8.2          8.5          8.9         9.4         9.2         8.4
        7.9          9.5          8.9          9.7          9.7         9.7         9.7         9.9

      100.0        100.0        100.0        100.0        100.0       100.0       100.0       100.0

      9,939       10,020        9,969        9,932       10,016      10,089      10,002      10,100
     166.22       164.27       166.28       168.81       175.81      178.11      184.63      179.92
       1.65         1.65         1.66         1.68         1.76        1.80        1.85        1.82


STATEMENTS OF INCOME
Georgia Power Company


FOR THE YEARS ENDED DECEMBER 31,                                       1993                     1992                  1991
(Thousands of Dollars)
OPERATING REVENUES:
    Revenues                                                     $  4,389,513               $4,229,601             $4,235,842
    Revenues from affiliates                                           61,668                   67,835                 65,586

Total operating revenues                                            4,451,181                4,297,436              4,301,428

OPERATING EXPENSES:
    Operation --
        Fuel                                                          951,507                  929,780                998,701
        Purchased power from non-affiliates                           313,170                  436,761                444,920
        Purchased power from affiliates                               194,024                  158,306                193,114
        Provision for separation benefits                                   -                    9,778                 52,952
        Proceeds from settlement of disputed contracts                      -                   (4,982)              (142,183)
        Other                                                         675,284                  616,116                596,565
    Maintenance                                                       284,521                  264,757                295,012
    Depreciation and amortization                                     379,425                  375,460                382,549
    Deferred Plant Vogtle expenses, net                                36,284                  (30,804)                16,008
    Taxes other than income taxes                                     192,671                  179,460                172,893
    Federal and state income taxes                                    452,122                  377,542                349,284

Total operating expenses                                            3,479,008                3,312,174              3,359,815

OPERATING INCOME                                                      972,173                  985,262                941,613
OTHER INCOME (EXPENSE):
    Allowance for equity funds used during construction                 3,168                    5,855                  9,083
    Income from subsidiary                                              4,127                    4,635                  4,576
    Deferred return on Plant Vogtle                                         -                        -                 34,549
    Write-off of Plant Vogtle costs                                         -                        -                      -
    Income tax reduction for write-off of Plant Vogtle costs                -                        -                      -
    Interest income                                                     3,806                   12,475                 10,563
    Other, net (See note)                                              11,902                  (30,527)                13,551
    Income taxes applicable to other income                            37,661                   25,163                 (7,522)

INCOME BEFORE INTEREST CHARGES                                      1,032,837                1,002,863              1,006,413

INTEREST CHARGES:
    Interest on long-term debt                                        343,634                  402,541                459,184
    Allowance for debt funds used during construction                  (8,271)                  (8,310)               (10,385)
    Interest on interim obligations                                    15,530                    9,694                  4,906
    Amortization of debt discount, premium, and expense, net           14,024                    8,033                  6,214
    Other interest charges                                             47,393                   12,425                  9,938

Net interest charges                                                  412,310                  424,383                469,857

NET INCOME                                                            620,527                  578,480                536,556
DIVIDENDS ON PREFERRED STOCK                                           50,674                   57,942                 61,701

NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                    $    569,853               $  520,538             $  474,855


Note: Reflects major sales of facilities to Jacksonville Electric Authority, Florida Power & Light Company, OPC, MEAG, and Dalton. Increases in net income, after total taxes, from these sales were $18,391,000 in 1993, $14,542,000 in 1991, $6,336,000 in 1990, $3,851,000 in 1987,
       and $21,250,000 in 1984.

STATEMENTS OF INCOME
Georgia Power Company


      1990            1989          1988              1987          1986            1985            1984            1983


 $ 4,277,558     $ 3,994,846     $3,810,728      $ 3,626,487    $3,469,850     $  3,459,677      $ 3,183,652   $ 2,799,099
     168,251         150,394         86,751          159,998        91,753          149,463          136,047        70,784

   4,445,809       4,145,240      3,897,479        3,786,485     3,561,603        3,609,140        3,319,699     2,869,883


   1,120,933       1,078,586      1,023,173        1,064,552     1,012,949        1,077,092        1,000,434       884,037
     626,989         543,448        546,511          530,051       344,708          415,406          427,403       274,643
     173,716         195,355        164,873          199,831       192,297          204,848          188,938       204,624
           -               -              -                -             -                -                -             -
           -               -              -                -             -                -                -             -
     524,665         504,743        541,975          575,182       513,974          482,468          412,803       361,642
     280,304         233,680        246,877          274,672       275,533          254,510          228,377       190,266
     380,394         346,091        306,492          254,929       215,763          201,524          191,205       176,735
      31,146         (39,211)        (8,333)        (141,977)            -                -                -             -
     151,124         128,518        146,759          143,289       119,768          120,320          106,908        95,797
     270,561         273,287        204,222          250,093       319,374          311,151          268,654       231,565

   3,559,832       3,264,497      3,172,549        3,150,622     2,994,366        3,067,319        2,824,722     2,419,309

     885,977         880,743        724,930          635,863       567,237          541,821          494,977       450,574

       6,985          40,525         96,530          159,414       275,183          227,950          162,057       107,682
       4,182           3,750          3,302            3,440         2,967            3,417            3,181         3,088
      82,721          48,096        107,310          115,028             -                -                -             -
    (281,254)              -              -         (357,821)            -                -                -             -
      63,231               -              -          128,923             -                -                -             -
       7,552          10,333         28,445           55,388        44,615           41,546           34,074        37,234
     (21,199)        (20,603)        (3,746)         (55,081)      (28,464)          (6,815)          45,132        (3,983)
      20,859          15,573          6,583           17,344         5,154           (9,114)         (37,678)      (14,928)

     769,054         978,417        963,354          702,498       866,692          798,805          701,743       579,667


     480,174         475,991        471,897          480,519       472,744          421,764          351,855       315,443
      (9,325)        (34,244)       (95,818)        (130,756)     (225,897)        (216,233)        (150,931)      (99,845)
       8,512           1,059         15,084           16,362         1,954           20,516           13,387             -
       6,100           5,865          5,466            3,573         2,681            2,335            1,680         1,485
       9,404           8,868         14,556           12,239         4,610           10,593            8,416         2,461

     494,865         457,539        411,185          381,937       256,092          238,975          224,407       219,544

     274,189         520,878        552,169          320,561       610,600          559,830          477,336       360,123
      66,123          71,779         72,637           80,504        75,597           66,113           55,617        55,568

 $   208,066     $   449,099     $  479,532      $   240,057    $  535,003     $    493,717      $   421,719   $   304,555

                                    II-128

STATEMENTS OF CASH FLOWS
Georgia Power Company


For the Years Ended December 31,                                                     1993              1992         1991
(Thousands of Dollars)
OPERATING ACTIVITIES:
Net income                                                                  $       620,527     $     578,480    $ 536,556
Adjustments to reconcile net income to net
   cash provided by operating activities --
      Depreciation and amortization                                                 475,152           471,014      480,318
      Deferred income taxes, net                                                    169,009           194,955       53,219
      Deferred investment tax credits, net                                          (18,274)           (5,704)      (9,524)
      Allowance for equity funds used during construction                            (3,168)           (5,855)      (9,083)
      Deferred Plant Vogtle costs                                                    36,284           (30,804)     (18,541)
      Write-off of Plant Vogtle costs                                                     -                 -            -
      Non-cash proceeds from settlement of disputed contracts                             -            (4,982)    (103,846)
      Other, net                                                                    (46,227)           (9,768)     (26,024)
      Changes in certain current assets and liabilities:
        Receivables, net                                                             27,088           (31,348)      23,920
        Inventories                                                                  82,433           (65,621)      24,130
        Payables                                                                     17,364            25,303      (23,075)
        Other                                                                       (94,574)          (85,961)      54,777

Net cash provided from operating activities                                       1,265,614         1,029,709      982,827

INVESTING ACTIVITIES:
Gross property additions                                                           (674,432)         (508,444)    (548,051)
Sales of property                                                                   261,687                46      291,075
Other                                                                               (43,154)           42,892          931

Net cash used for investing activities                                             (455,899)         (465,506)    (256,045)

FINANCING ACTIVITIES AND CAPITAL CONTRIBUTIONS:
Proceeds:
   Preferred stock                                                                  175,000           195,000      100,000
   First mortgage bonds                                                           1,135,000           975,000            -
   Pollution control bonds                                                          145,425           161,955       80,420
   Other long-term debt                                                              37,000                 -            -
   Capital contributions from parent company                                              -                 -            -
Retirements:
   Preferred stock                                                                 (245,005)         (165,004)    (100,000)
   First mortgage bonds                                                          (1,337,822)       (1,381,300)    (598,384)
   Pollution control bonds                                                         (145,465)         (160,205)     (83,265)
   Other long-term debt                                                             (19,451)             (567)      (1,130)
Interim obligations, net                                                            (51,444)          334,671      199,000
Payment of preferred stock dividends                                                (53,123)          (60,475)     (60,766)
Payment of common stock dividends                                                  (402,400)         (384,000)    (375,200)
Miscellaneous                                                                       (63,648)          (70,986)     (17,613)

Net cash provided from (used for) financing activities                             (825,933)         (555,911)    (856,938)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (16,218)            8,292     (130,156)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       22,114            13,822      143,978
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $         5,896     $      22,114    $  13,822

( ) Denotes use of cash.

STATEMENTS OF CASH FLOWS
Georgia Power Company


     1990           1989          1988           1987          1986              1985                1984            1983


$    274,189     $  520,878  $   552,169  $    320,561   $    610,600     $     559,830       $     477,336     $   360,123


     502,098        484,870      400,665       336,647        260,945           248,256             219,301         209,733
      88,667        184,490      160,774        76,445        236,822           104,102             145,266         143,511
         (52)        (8,017)      11,605        (5,075)       106,407           115,144              61,252          83,266
      (6,985)       (40,525)     (96,530)     (159,414)      (275,183)         (227,950)           (162,057)       (107,682)
     (51,575)       (87,307)    (115,643)     (257,005)             -                 -                   -               -
     281,254              -            -       357,821              -                 -                   -               -
           -              -            -             -              -                 -                   -               -
     (50,804)       (38,046)       6,983          (759)         5,554            34,311             (81,166)         (2,543)

       1,444        (59,035)      11,225        (6,880)        (7,474)          (27,928)            (68,325)        (51,925)
     (23,498)       (33,123)     (10,044)      (72,540)       (26,863)           77,667             (65,772)         12,275
     (43,470)       (38,976)      (2,065)       74,341        133,044            (9,182)            161,479         (28,993)
      (9,991)        36,015        1,161         2,751         19,682            21,289              99,191           9,674

     961,277        921,224      920,300       666,893      1,063,534           895,539             786,505         627,439


    (558,727)      (727,631)    (929,019)   (1,034,059)    (1,598,309)       (1,384,182)         (1,396,846)     (1,015,274)
      34,573              -            -        12,276              -                 -             320,708               -
       1,937         47,260       35,328        45,801        168,518            92,826              82,741          53,148

    (522,217)      (680,371)    (893,691)     (975,982)    (1,429,791)       (1,291,356)           (993,397)       (962,126)


           -              -            -       125,000        100,000           150,000              50,000               -
     300,000        250,000      150,000       500,000        500,000                 -             150,000         125,000
           -         50,000       69,526       191,736        350,001           500,962             190,577          28,827
           -              -            -             -        113,000                 -                   -               -
           -              -      175,000       228,000        250,000           315,000             202,000         223,000

     (83,750)        (7,500)      (3,750)     (150,000)        (7,500)           (3,750)             (2,380)         (4,378)
     (91,117)       (91,516)    (206,677)     (217,949)      (377,538)          (17,738)            (26,084)        (18,273)
        (535)          (505)        (475)      (90,000)             -                 -                   -               -
    (114,452)        (3,806)      (2,878)       (2,824)          (108)             (843)               (276)          3,617
           -              -     (302,261)      302,261        (36,715)          (72,956)            109,356               -
     (67,757)       (72,259)     (72,931)      (80,420)       (73,665)          (62,337)            (55,433)        (55,946)
    (389,600)      (394,500)    (386,600)     (377,800)      (325,500)         (277,500)           (225,500)       (189,600)
      (7,663)        (4,742)     (13,440)      (51,745)       (33,773)          (17,503)            (17,975)         (1,874)

    (454,874)      (274,828)    (594,486)      376,259        458,202           513,335             374,285         110,373

     (15,814)       (33,975)    (567,877)       67,170         91,945           117,518             167,393        (224,314)
     159,792        193,767      761,644       694,474        602,529           485,011             317,618         541,932
$    143,978     $  159,792  $   193,767  $    761,644   $    694,474     $     602,529       $     485,011     $   317,618


BALANCE SHEETS
Georgia Power Company


At December 31,                                                   1993              1992            1991
(Thousands of Dollars)
ASSETS
ELECTRIC PLANT:
  Production-
    Fossil                                                  $     2,976,806    $  3,144,405    $  3,128,594
    Nuclear                                                       4,069,299       4,051,020       4,051,043
    Hydro                                                           442,888         434,341         432,674

      Total production                                            7,488,993       7,629,766       7,612,311
  Transmission                                                    1,713,122       1,646,904       1,566,173
  Distribution                                                    3,600,115       3,413,681       3,252,111
  General                                                           941,291         923,010         896,477
  Construction work in progress                                     584,013         405,606         390,437
  Nuclear fuel, at amortized cost                                   135,742         155,194         191,726

    Total electric plant                                         14,463,276      14,174,161      13,909,235

STEAM HEAT PLANT                                                          -               -               -

    Total utility plant                                          14,463,276      14,174,161      13,909,235

ACCUMULATED PROVISION FOR DEPRECIATION:
  Electric                                                        3,822,344       3,569,717       3,315,247
  Steam heat                                                              -               -               -

    Total accumulated provision for depreciation                  3,822,344       3,569,717       3,315,247

    Total                                                        10,640,932      10,604,444      10,593,988

Less property-related accumulated deferred income taxes                   -       1,589,743       1,465,408

    Total                                                        10,640,932       9,014,701       9,128,580

OTHER PROPERTY AND INVESTMENTS:
  Securities received from settlement of disputed contracts               -               -         107,993
  Nuclear decommissioning trusts                                     37,937          20,311          10,007
  Miscellaneous                                                      61,142          55,463          71,880

    Total                                                            99,079          75,774         189,880

CURRENT ASSETS:
  Cash and cash equivalents                                           5,896          22,114          13,822
  Investment securities                                                   -         108,206               -
  Receivables, net                                                  515,178         385,227         330,411
  Accrued utility revenues                                           99,550          88,164          79,099
  Fossil fuel stock, at average cost                                111,620         197,332         200,248
  Materials and supplies, at average cost                           287,551         284,272         215,735
  Prepayments                                                        65,269          91,447          96,750
  Vacation pay deferred                                              41,575          40,169          39,769

    Total current assets                                          1,126,639       1,216,931         975,834

DEFERRED CHARGES:
  Deferred charges related to income taxes                          992,510               -               -
  Deferred Plant Vogtle costs                                       506,980         383,025         375,028
  Debt expense, being amortized                                      20,730          17,719          12,368
  Premium on reacquired debt, being amortized                       153,146         116,940          70,855
  Miscellaneous                                                     196,094         139,352          89,993

    Total deferred charges                                        1,869,460         657,036         548,244

Total Assets                                                $    13,736,110    $ 10,964,442    $ 10,842,538

BALANCE SHEETS
Georgia Power Company


      1990              1989             1988             1987            1986            1985            1984            1983


 $  3,350,018      $  3,319,876     $  2,638,725      $ 2,616,741    $  2,138,511    $  2,118,863    $ 2,105,551    $  2,039,200
    4,025,862         4,189,723        3,225,945        3,220,632         739,835         652,756        647,020         585,646
      412,157           411,235          407,771          404,291         399,120         388,832        303,334         297,622

    7,788,037         7,920,834        6,272,441        6,241,664       3,277,466       3,160,451      3,055,905       2,922,468
    1,522,157         1,431,485        1,322,034        1,248,976       1,176,479       1,004,329        949,802         859,656
    3,056,825         2,863,011        2,598,714        2,318,185       2,096,498       1,892,127      1,722,546       1,589,387
      876,989           859,013          737,621          657,258         578,236         501,477        452,119         425,947
      370,243           403,365        1,963,283        1,710,769       4,430,152       3,581,065      2,694,628       2,038,763
      210,320           254,101          307,109          287,492         314,225         253,418        231,456         204,162

   13,824,571        13,731,809       13,201,202       12,464,344      11,873,056      10,392,867      9,106,456       8,040,383

            -                 -                -                7          15,266          14,709         15,419          15,617

   13,824,571        13,731,809       13,201,202       12,464,351      11,888,322      10,407,576      9,121,875       8,056,000

    3,040,298         2,762,937        2,445,404        2,193,395       2,001,605       1,851,649      1,693,788       1,536,342
            -                 -                -               (5)          7,841           7,517          7,696           7,347

    3,040,298         2,762,937        2,445,404        2,193,390       2,009,446       1,859,166      1,701,484       1,543,689

   10,784,273        10,968,872       10,755,798       10,270,961       9,878,876       8,548,410      7,420,391       6,512,311

    1,397,647         1,313,626        1,178,291        1,077,747       1,020,271         920,047        873,024         771,671

    9,386,626         9,655,246        9,577,507        9,193,214       8,858,605       7,628,363      6,547,367       5,740,640

            -                 -                -                -               -               -              -               -
            -                 -                -                -               -               -              -               -
       78,895            69,839           66,677           54,148          50,749          39,357         38,143          22,523

       78,895            69,839           66,677           54,148          50,749          39,357         38,143          22,523

      143,978           159,792          193,767          761,644         694,474         602,529        485,011         317,618
            -                 -                -                -               -               -              -               -
      356,236           347,899          320,018          342,315         374,590         367,226        350,197         270,512
       78,067            93,786           66,265           68,370          55,513          55,403         44,504          55,864
      225,966           214,487          225,274          262,752         220,206         210,604        289,807         230,758
      220,103           208,084          164,174          116,652          86,658          69,397         67,861          61,138
      121,646           116,342          121,840          113,381          44,800           8,506          6,697           8,093
       33,677            35,238           34,418           30,100          29,800          28,700         26,600          24,800

    1,179,673         1,175,628        1,125,756        1,695,214       1,506,041       1,342,365      1,270,677         968,783

            -                 -                -                -               -               -              -               -
      364,446           322,116          269,958          172,990               -               -              -               -
       12,708            13,032           12,476           12,985          12,860          12,450         11,218           8,837
       60,653            61,889           62,352           51,509          26,914               -              -               -
       93,618            74,596           15,813           17,434           9,894           8,083         12,667           5,464

      531,425           471,633          360,599          254,918          49,668          20,533         23,885          14,301

 $ 11,176,619      $ 11,372,346     $ 11,130,539      $11,197,494    $ 10,465,063    $  9,030,618    $ 7,880,072    $  6,746,247


BALANCE SHEETS
Georgia Power Company


At December 31,                                                     1993                   1992                  1991
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stock                                              $       344,250         $    344,250            $    344,250
  Other paid-in capital                                           2,384,348            2,384,140               2,383,800
  Premium on preferred stock                                            413                  467                     489
  Earnings retained in the business                               1,316,447            1,159,380               1,038,012

    Total common equity                                           4,045,458            3,888,237               3,766,551
  Preferred stock                                                   692,787              692,792                 607,796
  Preferred stock subject to mandatory redemption                         -                6,250                 118,750
  Long-term debt                                                  4,031,387            4,131,016               4,553,189

    Total capitalization                                          8,769,632            8,718,295               9,046,286
      (excluding amount due within one year)

CURRENT LIABILITIES:
  Notes payable to banks                                            406,700              400,200                 199,000
  Commercial paper                                                   75,527              133,471                       -
  Preferred stock due within one year                                     -               63,750                   6,250
  Long-term debt due within one year                                 10,543               95,823                  54,976
  Accounts payable                                                  324,044              317,351                 275,932
  Customer deposits                                                  45,922               45,145                  41,623
  Taxes accrued                                                     153,493              138,289                 161,117
  Interest accrued                                                  110,497              132,319                 151,171
  Vacation pay accrued                                               40,060               38,694                  38,531
  Miscellaneous                                                      64,527               89,355                 106,810

    Total current liabilities                                     1,231,313            1,454,397               1,035,410

DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes                               2,479,720                    -                       -
  Accumulated deferred investment tax credits                       478,334              515,539                 540,134
  Disallowed Plant Vogtle capacity buyback costs                     63,067               72,201                 109,537
  Deferred credits related to income taxes                          452,819                    -                       -
  Miscellaneous                                                     261,225              204,010                 111,171

    Total deferred credits and other liabilities                  3,735,165              791,750                 760,842

TOTAL CAPITALIZATION AND LIABILITIES                        $    13,736,110         $ 10,964,442            $ 10,842,538


BALANCE SHEETS
Georgia Power Company


       1990              1989             1988           1987             1986              1985           1984           1983


 $    344,250      $    344,250     $    344,250     $   344,250     $    344,250     $    344,250     $   344,250   $    344,250
    2,383,800         2,383,800        2,383,800       2,208,800        1,980,800        1,730,800       1,415,800      1,213,800
        1,089             1,089            1,089           1,089            3,074            3,074           3,058          2,898
      944,774         1,131,518        1,076,931         984,043        1,141,077          935,583         723,064        528,223

    3,673,913         3,860,657        3,806,070       3,538,182        3,469,201        3,013,707       2,486,172      2,089,171
      607,796           607,844          657,844         657,844          732,844          632,844         482,844        432,844
      125,000           155,000          162,500         166,250          112,500          120,000         127,500        131,250
    5,000,225         5,054,001        4,861,378       4,825,760        4,464,857        3,878,066       3,432,606      3,128,500

    9,406,934         9,677,502        9,487,792       9,188,036        8,779,402        7,644,617       6,529,122      5,781,765



            -                 -                -         302,261                -           36,400         109,356              -
            -                 -                -               -                -                -               -              -
            -            53,750            3,750           3,750            7,500            7,500           3,750          2,380
      204,906            54,712           42,001          65,774           47,683           48,229          21,324         24,100
      310,676           372,968          429,807         446,004          488,910          355,866         365,048        203,569
       38,144            36,255           34,221          31,106           29,520           29,752          34,838         31,851
       84,185            91,424          130,686         114,947          140,968           92,028         151,438        107,753
      175,959           162,513          170,090         162,439          150,145          136,279         117,759         89,626
       33,677            35,238           34,418          30,100           29,800           28,700          26,600         24,800
      135,392           130,546           51,289          62,364           70,595           60,965          37,874         30,204

      982,939           937,406          896,262       1,218,745          965,121          795,719         867,987        514,283

             -                -                -               -                -                -               -              -
       576,837          601,248          632,111         640,694          665,447          572,509         471,640        421,821
       135,926           73,111           80,585          79,376                -                -               -              -
             -                -                -               -                -                -               -              -
        73,983           83,079           33,789          70,643           55,093           17,773          11,323         28,378

       786,746          757,438          746,485         790,713          720,540          590,282         482,963        450,199

 $  11,176,619     $ 11,372,346     $ 11,130,539     $11,197,494     $ 10,465,063     $  9,030,618     $ 7,880,072   $  6,746,247

                                    II-134

                             GEORGIA POWER COMPANY

                            OUTSTANDING SECURITIES
                             AT DECEMBER 31, 1993

                             FIRST MORTGAGE BONDS

                           Amount          Interest         Amount
           Series          Issued            Rate         Outstanding      Maturity
                         (Thousands)                      (Thousands)
           1992         $  130,000          5-1/8%      $  130,000           9/1/95
           1993            150,000          4.75%          150,000           3/1/96
           1993            100,000          5.50%          100,000           4/1/98
           1992            195,000          6-1/8%         195,000           9/1/99
           1993            100,000          6%             100,000           3/1/00
           1992            100,000          7%             100,000          10/1/00
           1992            150,000          6-7/8%         150,000           9/1/02
           1993            200,000          6.625%         200,000           4/1/03
           1993             75,000          6.35%           75,000           8/1/03
           1993             50,000          6.875%          50,000           4/1/08
           1986            250,000         10%              69,716           7/1/16
           1989            250,000          9.23%          100,000          12/1/19
           1992            100,000          8-3/4%         100,000           4/1/22
           1992            100,000          8-5/8%         100,000           6/1/22
           1993            160,000          7.95%          160,000           2/1/23
           1993            100,000          7.625%         100,000           3/1/23
           1993             75,000          7.75%           75,000           4/1/23
           1993            125,000          7.55%          125,000           8/1/23
           1992            100,000         Variable        100,000           4/1/32
           1992            100,000         Variable        100,000           7/1/32

                        $2,610,000                      $2,279,716

                            POLLUTION CONTROL BONDS
                           Amount          Interest         Amount
           Series          Issued            Rate         Outstanding      Maturity
                         (Thousands)                      (Thousands)
           1992         $   38,800          5.70%       $   38,800            9/1/04
           1993             46,790          5.375%          46,790            3/1/05
           1976             40,800          6.75%            1,960           11/1/06
           1977             24,100          6.40%            1,980            6/1/07
           1978             21,600          6.375%           8,200            4/1/08
           1991             10,450         Variable         10,450            7/1/11
           1984             40,000         11.625%          28,065            3/1/14
           1984            125,000         12.25%          113,745            8/1/14
           1984            125,000         11.625%         123,175            9/1/14
           1984            150,000         12%             126,735           10/1/14
           1984            100,000         11.75%           75,070           11/1/14
           1985            150,000         10.125%         148,535            6/1/15
           1985            200,000         10.50%          200,000            9/1/15
           1985            100,000         10.60%          100,000           10/1/15
           1985            100,000         10.50%           99,585           11/1/15
           1986             56,400          8%              56,400           10/1/16
           1987             90,000          8.375%          90,000            7/1/17
           1987             50,000          9.375%          50,000           12/1/17
           1993             26,700          6%              26,700            3/1/18
           1989             50,000         Variable         50,000            5/1/19
           1991              8,500         Variable          8,500            7/1/19
           1991             51,345          7.25%           51,345            7/1/21
           1991             10,125         Variable         10,125            7/1/21
           1992             13,155         Variable         13,155            5/1/22
           1992             75,000          6.20%           75,000            8/1/22
           1992             35,000          6.20%           35,000            9/1/22
           1993             11,935          5.75%           11,935            9/1/23
           1993             60,000          5.75%           60,000            9/1/23

                        $1,810,700                      $1,661,250


                             GEORGIA POWER COMPANY

                             AT DECEMBER 31, 1993

                       PREFERRED STOCK
                       ---------------
                  Shares          Dividend      Amount
  Series        Outstanding         Rate      Outstanding
                                               (Thousands)
 (1)               14,090          $5.00       $    1,409
 1953             100,000          $4.92           10,000
 1954             411,564          $4.60           41,157
 1954              22,214          $4.60            2,221
 1961              70,000          $4.96            7,000
 1962              70,000          $4.60            7,000
 1963              70,000          $4.60            7,000
 1964              50,000          $4.60            5,000
 1965              60,000          $4.72            6,000
 1966              90,000          $5.64            9,000
 1967             120,000          $6.48           12,000
 1968             100,000          $6.60           10,000
 1971             300,000          $7.72           30,000
 1972             750,000          $7.80           75,000
 1991           4,000,000          $2.125         100,000
 1992           2,000,000          $1.90           50,000
 1992           2,200,000          $1.9875         55,000
 1992           2,400,000          $1.9375         60,000
 1992           1,200,000          $1.925          30,000
 1993           3,000,000         Adjustable       75,000
 1993           4,000,000         Adjustable      100,000

               21,027,868                      $  692,787



(1) Issued in exchange for $5.00 preferred outstanding at the time of company formation.

                             GEORGIA POWER COMPANY

                               SECURITIES RETIRED
                                  DURING 1993

                              FIRST MORTGAGE BONDS

                                    Principal                  Interest
         Series                      Amount                      Rate
                                   (Thousands)
          1964                    $   28,000                    4.625%
          1965                        36,500                    4.875%
          1966                        45,368                    5.75%
          1967                        50,000                    6.50%
          1968                        50,000                    6.625%
          1971                        49,500                    7.375%
          1971                        95,000                    7.625%
          1972                        75,000                    7.50%
          1972                       150,000                    7.50%
          1973                       115,000                    7.875%
          1986                       172,284                   10.00%
          1986                       200,000                   10.00%
          1987                       176,235                   10.75%
          1988                        44,935                   10.75%
          1990                        50,000                  Variable

                                  $1,337,822

                              POLLUTION CONTROL BONDS
                                    Principal                 Interest
          Series                     Amount                     Rate
                                   (Thousands)
           1973                   $   37,990                    5.95%
           1976                           20                    6.75%
           1977                       22,120                    6.40%
           1978                       13,400                    6.375%
           1984                       11,050                   12.25%
           1984                       11,935                   11.625%
           1984                        1,500                   11.625%
           1984                       22,550                   12.00%
           1984                       24,900                   11.75%

                                  $  145,465

                                  PREFERRED STOCK
                                    Principal                 Dividend
         Series                      Amount                     Rate
                                   (Thousands)
          (1)                     $      *                     $5.00
          1954                             5                   $4.60
          1969                        15,000                   $8.20
          1970                        10,000                   $8.76
          1984                        50,000                 Adjustable
          1985                        50,000                 Adjustable
          1985                        50,000                 Adjustable
          1987                        25,000                   $2.50
          1987                        45,000                   $2.43

                                  $  245,005



(1) Issued in exchange for $5.00 preferred outstanding at the time of company formation.
 *   Less than $500.

                              GULF POWER COMPANY

                              FINANCIAL SECTION

MANAGEMENT'S REPORT
Gulf Power Company 1993 Annual Report

The management of Gulf Power Company has prepared and is responsible for the financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

         The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that books and records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

         The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

         The audit committee of the board of directors, composed of the directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

         Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

         In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Gulf Power Company in conformity with generally accepted accounting principles.




/s/ D. L. McCrary                           /s/ A. E. Scarbrough
- --------------------------                  ------------------------
Douglas L. McCrary                          Arlan E. Scarbrough
Chairman of the Board                       Vice President - Finance
and Chief Executive Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS
OF GULF POWER COMPANY:

We have audited the accompanying balance sheets and statements of capitalization of Gulf Power Company (a Maine corporation and a wholly owned subsidiary of The Southern Company) as of December 31, 1993 and 1992, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements (pages II-148 through II-165) referred to above present fairly, in all material respects, the financial position of Gulf Power Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.

         As explained in Notes 2 and 8 to the financial statements, effective January 1, 1993, Gulf Power Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.


                                        /s/ Arthur Andersen & Co.

Atlanta, Georgia
February 16, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION Gulf Power Company 1993 Annual Report


RESULTS OF OPERATIONS

EARNINGS

Gulf Power Company's net income after preferred stock dividends was $54.3 million for 1993, a $0.2 million increase over 1992 net income. Earnings reflect a $2.3 million gain on the sale of Gulf States Utilities Company (Gulf States) stock and the reversal of a $1.7 million wholesale rate refund as the result of a court order which is further discussed in Note 3 to the financial statements under "Recovery of Contract Buyout Costs". The company also experienced growth in residential and commercial sales and a decrease in interest expense on long-term debt as a result of security refinancings, offset by higher operation and maintenance expense, and decreased industrial sales reflecting the loss of the Company's largest industrial customer, Monsanto, which began cogeneration in August of 1993.

         The Company's 1992 net income after dividends on preferred stock decreased $3.7 million compared to the prior year. The 1991 earnings included an after-tax gain of $12.7 million representing the settlement of litigation with Gulf States. See Note 7 to the financial statements under "Gulf States Settlement Completed" for further details. Excluding this settlement from 1991, earnings for 1992 increased $8.4 million -- or approximately -- 18.7 percent over 1991. This improvement was due to increased energy sales; lower interest expense and preferred dividends as a result of security refinancings; and continued emphasis on cost controls.

         The Company's return on average common equity was 13.29 percent for 1993, a slight decrease from the 13.62 percent return earned in 1992, which was up from the 12.03 percent earned in 1991 (excluding the Gulf States settlement).

REVENUES

Changes in operating revenues over the last three years are the result of the following factors:


                                   Increase (Decrease)
                                      From Prior Year

                                 1993      1992        1991

                                       (in thousands)
 Retail --
   Change in base rates       $ 1,571   $   722    $  3,137
   Sales growth                 7,671    12,965       2,387
   Weather                      4,049    (6,448)      1,845
   Regulatory cost
      recovery and other       (3,079)   (1,839)     13,947

 Total retail                  10,212     5,400      21,316

 Sales for resale--
   Non-affiliates               2,131*      442      (4,219)
   Affiliates                    (909)   (5,268)     (9,220)

 Total Sales for resale         1,222    (4,826)    (13,439)

 Other operating
   revenues                       806     5,121     (10,495)

 Total operating
   revenues                   $12,240   $ 5,695    $ (2,618)

Percent change                    2.1%      1.0%       (0.5)%

      * Includes the non-interest portion of the wholesale rate refund reversal discussed in "Earnings."

        Retail revenues of $471.7 million in 1993 increased $10.2 million or
2.2 percent from last year, compared with an increase of 1.2 percent in 1992 and 4.9 percent in 1991. Revenues increased in the residential and commercial classes primarily due to customer growth, and favorable weather and economic conditions. Revenues in the industrial class declined due to the loss of the Company's largest industrial customer, Monsanto, which began operating its cogeneration facility in August 1993. See "Future Earnings Potential" for further details. The change in base rates for 1993 and 1992 reflects the expiration of a retail rate penalty in September 1992.

        Sales for resale were $95.4 million in 1993, increasing $1.2 million or
1.3 percent over 1992. Sales to affiliated companies vary from year to year depending on demand and the availability and cost of generating resources at each company. The majority of non-affiliated energy sales arise from long-term contractual agreements. Non-affiliated long-term contracts include capacity and energy components. Capacity revenues reflect the recovery of

Gulf Power Company 1993 Annual Report


fixed costs and return on investment.  Energy is sold at its variable cost.

        The capacity and energy components under these long-term contracts were as follows:


                          1993         1992        1991

                              (in thousands)
 Capacity              $33,805      $34,180     $32,651
 Energy                 21,202       22,933      23,311

 Total                 $55,007      $57,113     $55,962


        Beginning in June 1992, all the capacity from the Company's ownership portion of Plant Scherer Unit No. 3 was sold through unit power sales, resulting in increased capacity revenues.

        In 1993, changes in other operating revenues are primarily due to the recognition of $2.6 million under the Environmental Cost Recovery (ECR) clause which is fully discussed in Note 3 to the financial statements under "Environmental Cost Recovery", which is offset by true-ups of other regulatory cost recovery clauses. The increase in other operating revenues in 1992 was primarily due to true-ups of regulatory cost recovery clauses and the changes in franchise fee collections and Florida gross receipts taxes (discussed under "Expenses") which had no effect on earnings.

        Energy sales for 1993 and percent changes in sales since 1991 are reported below.


                         Amount         Percent Change
 (millions of
  kilowatt-hours)          1993      1993      1992       1991

 Residential              3,713       3.2%      4.1%       2.8%
 Commercial               2,433       2.7       4.2        2.5
 Industrial               2,030      (6.9)      2.9       (2.8)
 Other                       17         -      (2.7)      (9.3)

 Total retail             8,193       0.4       3.8        1.1
 Sales for resale
   Non-affiliates         1,460       2.0      (7.7)     (12.7)
   Affiliates             1,030     (14.8)     (2.2)     (13.9)

 Total                   10,683      (1.1)      1.4       (3.1)


        Overall retail sales remained relatively flat in 1993. Increases in residential and commercial sales -- reflecting customer growth, favorable weather and an improving economy -- were offset by the decreased sales in the industrial class reflecting the loss of Monsanto. Retail sales increased 3.8 percent in 1992 primarily due to an increase in the number of customers served and a moderately improving economy.

        Energy sales for resale to non-affiliates increased 2.0 percent and are predominantly unit power sales under long-term contracts to Florida utilities which are discussed above. Energy sales to affiliated companies vary from year to year as mentioned above.

EXPENSES

Total operating expenses for 1993 increased $16.6 million or 3.5 percent over 1992 primarily due to increased operation and maintenance expenses and higher taxes. Other operation expenses increased $10.9 million or 11.1 percent from the 1992 level. The increase is attributable to additional costs of $7.4 million related to increases in the buyout of coal supply contracts and $1.4 million of environmental clean-up costs. Also, higher employee benefit costs and the costs of an automotive fleet reduction program increased expenses by $2.1 million. Operating expenses for 1992 increased by approximately $16 million over 1991. Excluding the Gulf States settlement, an after-tax reduction of $0.6 million in 1992 and $12.7 million in 1991, 1992 total operating expenses increased $4.3 million or 0.9 percent over 1991.

        Fuel and purchased power expenses decreased $3.8 million or 1.8 percent from 1992 reflecting the lower cost of fuel. Total 1992 fuel and purchased power increased $1.4 million or 0.7 percent from 1991.

        Maintenance expense increased $4.1 million or 9.7 percent over 1992 due to scheduled maintenance of production facilities. The 1992 maintenance expense was down $3.5 million or 7.7 percent from 1991 due to a decrease in scheduled maintenance.

        Federal income taxes increased $0.7 million primarily due to a corporate federal income tax rate increase from 34 percent to 35 percent effective January 1993. Taxes other than income taxes increased $2.3 million in 1993, an increase of 6.1 percent over the 1992 expense

Gulf Power Company 1993 Annual Report


primarily due to increases in property taxes and gross receipt taxes. Taxes other than income taxes decreased $4.5 million, or 10.5 percent in 1992 compared to 1991 due primarily to the Company discontinuing the collection of franchise fees for two Florida counties which was partially offset by an increase in gross receipt taxes. Changes in franchise fee collections and gross receipt taxes had no impact on earnings.

        Interest expense decreased $3.2 million or 8.1 percent from the 1992 level and 1992 interest expense decreased $5.6 million or 12.5 percent from 1991. The decrease in both years is primarily attributable to refinancing some of the Company's higher cost securities.

EFFECTS OF INFLATION

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its cost of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations, such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

FUTURE EARNINGS POTENTIAL

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on a number of factors. It is expected that higher operating costs and carrying charges on increased investment in plant, if not offset by proportionate increases in operating revenues (either by periodic rate increases or increases in sales), will adversely affect future earnings. Growth in energy sales will be subject to a number of factors, including the volume of sales to neighboring utilities, energy conservation practiced by customers, the elasticity of demand, customer growth, weather, competition, and the rate of economic growth in the service area.

        In addition to the traditional factors discussed above, the Energy Policy Act of 1992 (Energy Act) will have a profound effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Company is preparing to meet the challenges of a major change in the traditional business practices of selling electricity. The Energy Act allows independent power producers (IPPs) to access the Company's transmission network in order to sell electricity to other utilities, and this may enhance the incentive for IPPs to build cogeneration plants for the Company's large industrial and commercial customers and sell excess energy generation to the Company or other utilities. Although the Energy Act does not require transmission access to retail customers, pressure for legislation to allow retail wheeling will continue. If the Company does not remain a low-cost producer and provide quality service, the Company's retail energy sales growth, its ability to retain large industrial and commercial customers, and obtain new long-term contracts for energy sales outside the Company's service area, could be limited, and this could significantly erode earnings.

        The future effect of cogeneration and small-power production facilities
cannot be fully determined at this time, but may be adverse.   One effect of
cogeneration which the Company has experienced is the loss of its largest industrial customer, Monsanto, in August of 1993. The loss of the Monsanto load reduced revenues, and will result in a reduction in net income of approximately $3 million in the first twelve months.

        The Federal Energy Regulatory Commission (FERC) regulates wholesale rate schedules and power sales contracts that the Company has with its sales for resale customers. The FERC is currently reviewing the rate of return on common equity included in these schedules and contracts that have a return on common equity of 13.75 percent or greater, and may require such returns to be lowered, possibly retroactively. See Note 3 to the financial statements under "FERC Reviews Equity Returns" for additional information.

        Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air Act) could reduce earnings if such costs are not fully recovered. The Clean Air Act is discussed later under "Environmental Matters".

Gulf Power Company 1993 Annual Report


Also, recently enacted legislation that provides for recovery of prudent environmental compliance costs is discussed in Note 3 to the financial statements under "Environmental Cost Recovery."

        The Company filed a notice with the Florida Public Service Commission
(FPSC) of its intent to obtain rate relief in February 1993. On May 4, 1993, the FPSC approved a stipulation between the Company, the Office of Public Counsel, and the Florida Industrial Power Users Group to cancel the filing of the rate case. The stipulation also allowed the Company to retain, for the next four years, its existing method for calculating accruals for future power plant dismantlement costs. The existing method provides a more even allocation of expenses over the life of the plants and results in an avoided increase in expenses of about $6 million annually over the next four years when compared to the FPSC method. The stipulation also provided for the reduction of the Company's allowed return on equity midpoint from 12.55 percent to 12.0 percent. After the February 1993 filing date, interest rates continued to remain low, resulting in lower cost of capital. Also, the Florida legislature adopted legislation which allows utilities to petition the FPSC for recovery of environmental costs through an adjustment clause if these costs are not being recovered in base rates. See Note 3 to the financial statements under "Environmental Cost Recovery" for further details. The combination of the circumstances discussed above, placed the Company in a better position to manage its finances without an increase in base rates while still providing a fair return for the Company's investors. Consequently, the Company agreed, as a part of this stipulation, to cancel the filing of the rate case.


NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement No. 112, Employers' Accounting for Postemployment Benefits, which must be effective by 1994. The new standard requires that all types of benefits provided to former or inactive employees and their families prior to retirement be accounted for on an accrual basis. These benefits include salary continuation, severance pay, supplemental benefits, disability-related benefits, job training, and health and life insurance coverage. In 1993, the Company adopted Statement No. 112, which resulted in a decrease in earnings of $0.3 million.

        The FASB has issued Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which is effective in 1994. Statement No. 115 supersedes FASB Statement No. 12, Accounting for Certain Marketable Securities. The Company does not have any investments that qualify for FASB Statement No. 115 treatment.

FINANCIAL CONDITION

OVERVIEW

The principal changes in the Company's financial condition during 1993 were gross property additions of $79 million. Funds for these additions were provided by internal sources. The Company continued to refinance higher cost securities to lower the Company's cost of capital. See "Financing Activities" below and the Statements of Cash Flows for further details.

        On January 1, 1993, the Company changed its method of calculating the accruals for postretirement benefits other than pensions and its method of accounting for income taxes. See Notes 2 and 8 to the financial statements, regarding the impact of these changes.

FINANCING ACTIVITIES

As mentioned above, the Company continued to lower its financing costs by issuing new securities and other debt, and retiring higher-cost issues in 1993. The Company sold $75 million of first mortgage bonds and, through public authorities, $53.4 million of pollution control revenue bonds, issued $35 million of preferred stock, and obtained $25 million with a long-term bank note. Retirements, including maturities during 1993, totaled $88.8 million of first mortgage bonds, $40.7 million of pollution control revenue bonds, and
$21.1 million of preferred stock.   (See the Statements of Cash Flows for
further details.)

Gulf Power Company 1993 Annual Report


        Composite financing rates for the years 1991 through 1993 as of year end were as follows:


                                   1993     1992    1991

 Composite interest rate on        7.1%     8.0%    8.4%
  long-term debt
 Composite preferred stock         6.5%     7.3%    8.0%
  dividend rate


CAPITAL REQUIREMENTS FOR CONSTRUCTION

The Company's gross property additions, including those amounts related to environmental compliance, are budgeted at $200 million for the three years beginning 1994 ($77 million in 1994, $55 million in 1995, and $68 million in 1996). The estimates of property additions for the three-year period include $25 million committed to meeting the requirements of the Clean Air Act, the cost of which is expected to be recovered through the ECR clause which is discussed in Note 3 to the financial statements under "Environmental Cost Recovery". Actual construction costs may vary from this estimate because of factors such as the granting of timely and adequate rate increases; changes in environmental regulations; revised load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital.

         The Company does not have any baseload generating plants under construction. However, the Company plans to construct two 80 megawatt combustion turbine peaking units. The first is scheduled to be completed in 1998, and the second in 1999. Significant construction of transmission and distribution facilities and upgrading of generating plants will be continuing.

OTHER CAPITAL REQUIREMENTS

In addition to the funds needed for the construction program, approximately $86 million will be required by the end of 1996 in connection with maturities of long-term debt and preferred stock subject to mandatory redemption. Also, the Company plans to continue a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital.

ENVIRONMENTAL MATTERS

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- will have a significant impact on the Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants will be required in two phases. Phase I compliance must be implemented in 1995 and affects eight generating plants -- some 10,000 megawatts of capacity or 35 percent of total capacity -- in the Southern electric system. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

        Beginning in 1995, the Environmental Protection Agency (EPA) will allocate annual sulfur dioxide emission allowances through the newly established allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for allocating allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

        The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The market for emission allowances is developing slower than expected. However, The Southern Company's sulfur dioxide compliance strategy is designed to take advantage of allowances as the market develops.

        The Southern Company expects to achieve Phase I sulfur dioxide compliance at the eight affected plants by switching to low-sulfur coal, and this has required some equipment upgrades. This compliance strategy is expected to result in unused emission allowances being banked for later use. Additional construction expenditures are required to install equipment for the control of nitrogen oxide emissions at these eight plants. Also, continuous emissions monitoring equipment would be installed on all fossil-fired units. Under this Phase I compliance approach, additional construction expenditures are estimated to total approximately $275 million for The Southern Company including $34 million for Gulf Power Company through 1995.

Gulf Power Company 1993 Annual Report


        Phase II compliance costs are expected to be higher because requirements are stricter and all fossil-fired generating plants are affected. For sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. Therefore, during the period 1996 to 2000, compliance could require total construction expenditures ranging from approximately $450 million to $800 million for The Southern Company including approximately $30 million to $40 million for Gulf Power Company. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

        Following adoption of legislation in April of 1992, allowing electric utilities in Florida to seek FPSC approval of their Clean Air Act Compliance Plans, the Company filed its petition for approval. The Commission approved the Company's plan for Phase I compliance, deferring until a later date approval of its Phase II Plan.

        An average increase of up to 4 percent in annual revenue requirements from Gulf Power Company customers could be necessary to fully recover the cost of compliance for both Phase I and Phase II of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

        The Florida Legislature recently adopted legislation that allows a utility to petition the FPSC for recovery of prudent environmental compliance costs through an ECR clause without lengthy regulatory full revenue requirements rate proceedings. The legislation is discussed in Note 3 to the financial statements under "Environmental Cost Recovery".

        Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The study will serve as the basis for a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

        The EPA continues to evaluate the need for a new short-term ambient air quality standard for sulfur dioxide. Preliminary results from an EPA study on the impact of a new standard indicate that a number of plants could be required to install sulfur dioxide controls. These controls would be in addition to the controls already required to meet the acid rain provision of the Clean Air Act. The EPA is expected to take some action on this issue in 1994. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

        In addition, the EPA is evaluating the need to revise the ambient air quality standards for particulate matter, nitrogen oxides, and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

        In 1994 or 1995, the EPA is expected to issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

        In 1993, the EPA issued a ruling confirming the non-hazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes -- coal ash and other utility wastes -- as either non-hazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

        Gulf Power Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required clean-up costs and has recognized in the financial statements costs to clean up known sites.

Gulf Power Company 1993 Annual Report


        Several major pieces of environmental legislation are in the process of being reauthorized or amended by Congress. These include: the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; and the Resource Conservation and Recovery Act. Changes to these laws could affect many areas of Gulf Power Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

        Compliance with possible new legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect Gulf Power Company. The impact of new legislation
- -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential for lawsuits alleging damages caused by electromagnetic fields exists.

COAL STOCKPILE DECREASES

To reduce the working capital invested in the coal stockpile inventory, the Company implemented a coal stockpile reduction program in 1992. The Company's actual year end inventory at December 31, 1993 was $20.7 million which is considerably lower than the desired level of $31.4 million. This situation exists because a limited supply of coal was available at competitive prices primarily due to the United Mine Workers strike from July to December 1993. In addition, barge transportation was stranded due to floods in the Midwest. As a result of these circumstances, management chose to allow the existing coal inventory to decline until coal prices stabilized. Current market conditions indicate that substantial coal supplies at competitive prices are now available. Therefore, the Company plans to increase purchases and return the coal stockpile inventory to the desired level by the end of the third quarter, 1994.

SOURCES OF CAPITAL

At December 31, 1993, the Company had $5.6 million of cash and cash equivalents to meet its short-term cash needs.

        It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations; the sale of additional first mortgage bonds, pollution control bonds, and preferred stock; and capital contributions from The Southern Company. The Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficient to permit, at present interest and preferred dividend levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

    STATEMENTS OF INCOME
    For the Years Ended December 31, 1993, 1992, and 1991
    Gulf Power Company 1993 Annual Report

                                                                       1993        1992        1991

                                                                               (in thousands)
    OPERATING REVENUES:
    Revenues                                                      $ 559,976   $ 546,827   $ 535,864
    Revenues from affiliates                                         23,166      24,075      29,343

    Total operating revenues                                        583,142     570,902     565,207

    OPERATING EXPENSES:
    Operation-
      Fuel                                                          170,485     182,754     176,038
      Purchased power from non-affiliates                             4,386       1,394         896
      Purchased power from affiliates                                32,273      26,788      32,579
      Proceeds from settlement of disputed contracts (Note 7)             -        (920)    (20,385)
      Other                                                         109,164      98,230      94,411
    Maintenance                                                      46,004      41,947      45,468
    Depreciation and amortization                                    55,309      53,758      52,195
    Taxes other than income taxes                                    40,204      37,898      42,359
    Federal and state income taxes (Note 8)                          32,730      32,078      33,893

    Total operating expenses                                        490,555     473,927     457,454

    OPERATING INCOME                                                 92,587      96,975     107,753
    OTHER INCOME (EXPENSE):
    Allowance for equity funds used during
      construction (Note 1)                                             512          14          54
    Interest income                                                   1,328       2,733       2,427
    Other, net                                                       (1,238)     (1,487)     (3,484)
    Gain on sale of investment securities                             3,820           -           -
    Income taxes applicable to other income                            (921)        187       1,104

    INCOME BEFORE INTEREST CHARGES                                   96,088      98,422     107,854

    INTEREST CHARGES:
    Interest on long-term debt                                       31,344      35,792      41,665
    Allowance for debt funds used during
      construction (Note 1)                                            (454)        (46)        (95)
    Interest on notes payable                                           870       1,041         280
    Amortization of debt discount, premium, and expense, net          1,412       1,032         699
    Other interest charges                                            2,877       1,410       2,272

    Net interest charges                                             36,049      39,229      44,821

    NET INCOME                                                       60,039      59,193      63,033
    DIVIDENDS ON PREFERRED STOCK                                      5,728       5,103       5,237

    NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                 $  54,311   $  54,090   $  57,796

    The accompanying notes are an integral part of these statements.

    STATEMENTS OF CASH FLOWS
    For the Years Ended December 31, 1993, 1992, and 1991
    Gulf Power Company 1993 Annual Report

                                                                             1993        1992       1991

                                                                                   (in thousands)
    OPERATING ACTIVITIES:
    Net income                                                           $ 60,039   $  59,193   $ 63,033
    Adjustments to reconcile net income to net
      cash provided by operating activities --
        Depreciation and amortization                                      72,111      68,021     65,584
        Deferred income taxes and investment tax credits                    5,347       3,322     (3,392)
        Allowance for equity funds used during construction                  (512)        (14)       (54)
        Non-cash proceeds from settlement of disputed contracts (Note 7)        -        (920)   (19,734)
        Other, net                                                           (864)        185      3,079
        Changes in certain current assets and liabilities --
            Receivables, net                                               12,867     (11,041)    12,421
            Inventories                                                     5,574      23,560     (2,397)
            Payables                                                        5,386       1,580     (2,003)
            Other                                                          (9,504)    (13,637)     8,012

    Net cash provided from operating activities                           150,444     130,249    124,549

    INVESTING ACTIVITIES:
    Gross property additions                                              (78,562)    (64,671)   (64,323)
    Other                                                                  (5,328)      3,970     (8,097)

    Net cash used for investing activities                                (83,890)    (60,701)   (72,420)

    FINANCING ACTIVITIES AND CAPITAL CONTRIBUTIONS:
    Proceeds:
      Preferred stock                                                      35,000      29,500          -
      First mortgage bonds                                                 75,000      25,000     50,000
      Pollution control bonds                                              53,425       8,930     21,200
      Capital contributions from parent                                        11         121          -
      Other long-term debt                                                 25,000           -          -
    Retirements:
      Preferred stock                                                     (21,060)    (15,500)    (2,500)
      First mortgage bonds                                                (88,809)   (117,693)   (32,807)
      Pollution control bonds                                             (40,650)     (9,205)   (21,250)
      Other long-term debt                                                 (7,736)     (5,783)    (7,981)
    Notes payable, net                                                    (37,947)     44,000          -
    Payment of preferred stock dividends                                   (5,728)     (5,103)    (5,237)
    Payment of common stock dividends                                     (41,800)    (39,900)   (38,000)
    Miscellaneous                                                          (6,888)     (8,760)    (3,715)

    Net cash used for financing activities                                (62,182)    (94,393)   (40,290)

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    4,372     (24,845)    11,839
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          1,204      26,049     14,210

    CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  5,576   $   1,204   $ 26,049

    SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for --
      Interest (net of amount capitalized)                                $28,470     $38,164    $39,814
      Income taxes                                                        $27,865     $37,569    $26,915

    ( ) Denotes use of cash.
    The accompanying notes are an integral part of these statements.

    BALANCE SHEETS
    At December 31, 1993 and 1992
    Gulf Power Company 1993 Annual Report

    ASSETS                                                                    1993           1992

                                                                             (in thousands)
    UTILITY PLANT:
    Plant in service (Notes 1 and 6)                                  $  1,611,704   $  1,561,491
    Less accumulated provision for depreciation                            610,542        578,851

                                                                         1,001,162        982,640
    Construction work in progress                                           34,591         29,564

    Total                                                                1,035,753      1,012,204
    Less property-related accumulated deferred income taxes (Note 8)             -        200,904

    Total                                                                1,035,753        811,300

    OTHER PROPERTY AND INVESTMENTS                                          13,242          7,074

    CURRENT ASSETS:
    Cash and cash equivalents                                                5,576          1,204
    Investment securities (Notes 1 and 7)                                        -         22,322
    Receivables-
      Customer accounts receivable                                          57,226         55,103
      Other accounts and notes receivable                                    5,904          3,237
      Affiliated companies                                                   1,241          2,063
      Accumulated provision for uncollectible accounts                        (447)          (356)
    Fossil fuel stock, at average cost                                      20,652         29,492
    Materials and supplies, at average cost                                 36,390         33,124
    Current portion of deferred coal contract costs (Note 5)                12,535          3,071
    Regulatory clauses under recovery (Note 1)                               3,244          1,680
    Prepayments                                                              2,160          1,395
    Vacation pay deferred (Note 1)                                           4,022          3,779

    Total                                                                  148,503        156,114

    DEFERRED CHARGES:
    Deferred charges related to income taxes (Note 8)                       31,334              -
    Debt expense, being amortized                                            3,693          3,253
    Premium on reacquired debt, being amortized                             17,554         15,319
    Deferred coal contract costs (Note 5)                                   52,884         63,723
    Miscellaneous                                                            4,846          5,916

    Total                                                                  110,311         88,211

    TOTAL ASSETS                                                      $  1,307,809   $  1,062,699

    The accompanying notes are an integral part of these statements.

    At December 31, 1993 and 1992
    Gulf Power Company 1993 Annual Report

    CAPITALIZATION AND LIABILITIES                                            1993           1992

                                                                              (in thousands)

    CAPITALIZATION (SEE ACCOMPANYING STATEMENTS):
    Common stock equity (Note 11)                                     $    414,196   $    403,190
    Preferred stock                                                         89,602         74,662
    Preferred stock subject to mandatory redemption                          1,000          2,000
    Long-term debt                                                         369,259        382,047

    Total                                                                  874,057        861,899

    CURRENT LIABILITIES:
    Preferred stock due within one year                                      1,000          1,000
    Long-term debt due within one year (Note 10)                            41,552         13,820
    Notes payable                                                            6,053         44,000
    Accounts payable-
      Affiliated companies                                                  18,560          5,323
      Other                                                                 20,139         28,138
    Customer deposits                                                       15,082         15,532
    Taxes accrued-
      Federal and state income                                              10,330          3,326
      Other                                                                  2,685          8,093
    Interest accrued                                                         5,420          6,370
    Regulatory clauses over recovery (Note 1)                                  840              -
    Vacation pay accrued (Note 1)                                            4,022          3,779
    Miscellaneous                                                            8,527          3,950

    Total                                                                  134,210        133,331

    DEFERRED CREDITS AND OTHER LIABILITIES:
    Accumulated deferred income taxes (Note 8)                             151,743              -
    Deferred credits related to income taxes (Note 8)                       76,876              -
    Accumulated deferred investment tax credits                             40,770         43,117
    Accumulated provision for property damage (Note 1)                      10,509          9,692
    Accumulated provision for postretirement benefits (Note 2)              10,749          7,662
    Miscellaneous                                                            8,895          6,998

    Total                                                                  299,542         67,469

    COMMITMENTS AND CONTINGENT MATTERS (NOTES 1, 2, 3, 4, 5, AND 7)
    TOTAL CAPITALIZATION AND LIABILITIES                              $  1,307,809   $  1,062,699

    The accompanying notes are an integral part of these statements.

    STATEMENTS OF CAPITALIZATION
    At December 31, 1993 and 1992
    Gulf Power Company 1993 Annual Report

                                                                      1993       1992    1993     1992

                                                                     (in thousands)   (percent of total)
    COMMON STOCK EQUITY:
    Common stock, without par value --
         Authorized and outstanding --
           992,717 shares in 1993 and 1992                       $  38,060  $  38,060
    Paid-in capital                                                218,282    218,271
    Premium on preferred stock                                          81         88
    Retained earnings (Note 11)                                    157,773    146,771

    Total common stock equity                                      414,196    403,190    47.4 %   46.8 %

    CUMULATIVE PREFERRED STOCK:
    $10 par value, authorized 10,000,000 shares,
         Outstanding 2,580,000 shares at December 31, 1993
           $25 stated capital --
              7.00%                                                 14,500     14,500
              7.30%                                                 15,000     15,000
              6.72%                                                 20,000          -
              Adjustable Rate -- at January 1, 1994:  4.80%         15,000          -
    $100 par value --
         Authorized -- 781,626 shares
         Outstanding -- 251,026 shares at December 31, 1993
              4.64%                                                  5,102      5,102
              5.16%                                                  5,000      5,000
              5.44%                                                  5,000      5,000
              7.52%                                                  5,000      5,000
              7.88%                                                  5,000      5,000
              8.28%                                                      -     15,000
              8.52%                                                      -      5,060

    Total (annual dividend requirement -- $5,711,000)               89,602     74,662    10.3      8.7

    CUMULATIVE PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION:
    $100 par value --
         Authorized -- 20,000 shares
         Outstanding -- 20,000 shares at December 31, 1993
              11.36% Series                                          2,000      3,000

    Total (annual dividend requirement -- $227,000)                  2,000      3,000

    Less amount due within one year                                  1,000      1,000

    Total excluding amount due within one year                       1,000      2,000     0.1      0.2


    At December 31, 1993 and 1992
    Gulf Power Company 1993 Annual Report

                                                                      1993       1992    1993     1992

                                                                  (in thousands)        (percent of total)
    First mortgage bonds --
         Maturity                                 Interest Rates

         October 1, 1994                          4 5/8%            12,000     12,000
         June 1, 1996                             6%                15,000     15,000
         August 1, 1997                           5 7/8%            25,000     25,000
         April 1, 1998                            9.20%             19,486     22,845
         April 1, 1998                            5.55%             15,000          -
         July 1, 1998                             5.00%             30,000          -
         1999 through 2003                        6.125% to 8.875%  30,000     83,000
         September 1, 2008                        9%                 5,050      7,500
         December 1, 2021                         8 3/4%            50,000     50,000

    Total first mortgage bonds                                     201,536    215,345
    Pollution control obligations (Note 9)                         169,855    157,080
    Other long-term debt (Note 9)                                   42,520     25,256
    Unamortized debt premium (discount), net                        (3,100)    (1,814)

    Total long-term debt (annual interest
         requirement -- $29,378,000)                               410,811    395,867
    Less amount due within one year (Note 10)                       41,552     13,820

    Long-term debt excluding amount due within one year            369,259    382,047    42.2     44.3

    TOTAL CAPITALIZATION                                         $ 874,057  $ 861,899   100.0 %  100.0 %

    The accompanying notes are an integral part of these statements.

    STATEMENTS OF RETAINED EARNINGS
    For the Years Ended December 31, 1993, 1992, and 1991
    Gulf Power Company 1993 Annual Report

                                                                          1993         1992         1991

                                                                                   (in thousands)
    BALANCE AT BEGINNING OF YEAR                                      $  146,771   $  134,372   $  114,576
    Net income after dividends on preferred stock                         54,311       54,090       57,796
    Cash dividends on common stock                                       (41,800)     (39,900)     (38,000)
    Preferred stock transactions, net                                     (1,509)      (1,791)           -

    BALANCE AT END OF YEAR (NOTE 11)                                  $  157,773   $  146,771   $  134,372



    STATEMENTS OF PAID-IN CAPITAL
    For the Years Ended December 31, 1993, 1992, and 1991
    Gulf Power Company 1993 Annual Report


                                                                            1993         1992         1991

                                                                                   (in thousands)
    BALANCE AT BEGINNING OF YEAR                                      $  218,271   $  218,150   $  218,150
    Contributions to capital by parent company                                11          121            -

    BALANCE AT END OF YEAR                                            $  218,282   $  218,271   $  218,150

    The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
At December 31, 1993, 1992 and 1991
Gulf Power Company 1993 Annual Report


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

Gulf Power Company is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, Southern Company Services, Inc. (SCS), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear) and various other subsidiaries related to foreign utility operations and domestic non-utility operations. At this time, the operations of the other subsidiaries are not material. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four Southeastern states. Contracts among the companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission. SCS provides, at cost, specialized services to The Southern Company and to the subsidiary companies. Southern Electric designs, builds, owns and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants.

        The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company is also subject to regulation by the FERC and the Florida Public Service Commission (FPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by these commissions.

        Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

REVENUES AND FUEL COSTS

The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as fuel is used. The Company's electric rates include provisions to periodically adjust billings for fluctuations in fuel and the energy component of purchased power costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates. The FPSC has also approved the recovery of purchased power capacity costs, energy conservation costs, and environmental compliance costs in cost recovery clauses that are similar to the method used to recover fuel costs.

DEPRECIATION AND AMORTIZATION

Depreciation of the original cost of depreciable utility plant in service is provided primarily using composite straight-line rates which approximated 3.8 percent in 1993, 1992, and 1991. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired.

INCOME TAXES

The Company provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

        In years prior to 1993, income taxes were accounted for and reported under Accounting Principles Board Opinion No. 11. Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. Statement No. 109 required, among other things, conversion to the liability method of accounting for accumulated deferred income taxes. See Note 8 for additional information about Statement No. 109. The Company is included in the consolidated federal income tax return of The Southern Company.

Gulf Power Company 1993 Annual Report


ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of certain new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of plant through a higher rate base and higher depreciation expense. The FPSC-approved composite rate used to calculate AFUDC was 7.27 percent effective on July 1, 1993 and 8.03 percent for the first half of 1993, and for 1992, and 1991. AFUDC amounts for 1993, 1992, and 1991 were $966 thousand, $60 thousand, and $149 thousand, respectively.
The increase in 1993 is due to an increase in construction projects at Plant Daniel.

UTILITY PLANT

Utility plant is stated at original cost. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

CASH AND CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

FINANCIAL INSTRUMENTS

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, all financial instruments of the Company -- for which the carrying amount does not approximate fair value -- are shown in the table below as of December 31:


                                           1993

                                   Carrying        Fair
                                     Amount       Value

                                      (in thousands)
 Long-term debt                    $410,811      $431,251
 Preferred stock subject to
   mandatory redemption               2,000         2,040



                                           1992

                                   Carrying        Fair
                                     Amount       Value

                                      (in thousands)
 Investment securities            $  22,322    $  26,387
 Long-term debt                     395,867      410,724
 Preferred stock subject to
   mandatory redemption               3,000        3,060


         The fair values of investment securities were based on listed closing market prices. The fair values for long-term debt and preferred stock subject to mandatory redemption were based on either closing market prices or closing prices of comparable instruments.

MATERIALS AND SUPPLIES

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

VACATION PAY

The Company's employees earn their vacation in one year and take it in the subsequent year. However, for ratemaking purposes, vacation pay is recognized as an allowable expense only when paid. Consistent with this ratemaking treatment, the Company accrues a current liability for earned vacation pay and records a current asset representing the future recoverability of this cost. The amount was $4.0 million and $3.8 million at December 31, 1993 and 1992, respectively. In 1994, an estimated 84 percent of the 1993 deferred vacation cost

Gulf Power Company 1993 Annual Report


will be expensed and the balance will be charged to construction.

PROVISION FOR INJURIES AND DAMAGES

The Company is subject to claims and suits arising in the ordinary course of business. As permitted by regulatory authorities, the Company is providing for the uninsured costs of injuries and damages by charges to income amounting to $1.2 million annually. The expense of settling claims is charged to the provision to the extent available. The accumulated provision of $2.2 million and $2.5 million at December 31, 1993 and 1992, respectively, is included in miscellaneous current liabilities in the accompanying Balance Sheets.

PROVISION FOR PROPERTY DAMAGE

Due to a significant increase in the cost of traditional insurance, effective in 1993, the Company became self-insured for the full cost of storm and other damage to its transmission and distribution property. As permitted by regulatory authorities, the Company provides for the estimated cost of uninsured property damage by charges to income amounting to $1.2 million annually. At December 31, 1993 and 1992, the accumulated provision for property damage amounted to $10.5 million and $9.7 million, respectively. The expense of repairing such damage as occurs from time to time is charged to the provision to the extent it is available.

2.       RETIREMENT BENEFITS:

PENSION PLAN

The Company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat-dollar benefit. The Company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trust fund are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

POSTRETIREMENT BENEFITS

The Company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. A qualified trust for medical benefits has been established for funding amounts to the extent deductible under federal income tax regulations. Amounts funded are primarily invested in debt and equity securities. Accrued costs of life insurance benefits, other than current cash payments for retirees, currently are not being funded.

         Effective January 1, 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. Statement No. 106 requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." Prior to the adoption of Statement No. 106, Gulf Power Company recognized these benefit costs on an accrual basis using the "aggregate cost" actuarial method, which spreads the expected cost of such benefits over the remaining periods of employees' service as a level percentage of payroll costs. The costs of such benefits recognized by the Company in 1993, 1992, and 1991 were $3.9 million, $3.1 million, and $2.7 million, respectively.

STATUS AND COST OF BENEFITS

Shown in the following tables are actuarial results and assumptions for pension and postretirement medical and life insurance benefits as computed under the requirements of Statement Nos. 87 and 106, respectively. Retiree medical and life insurance information is shown only for 1993 because Statement No. 106 was adopted as of January 1, 1993, on a prospective basis.

Gulf Power Company 1993 Annual Report


         The funded status of the plans at December 31 was as follows:


                                              Pension

                                          1993        1992

                                          (in thousands)
 Actuarial present value of
   benefit obligation:
      Vested benefits                 $ 73,925    $ 63,459
      Non-vested benefits                3,217       2,900

 Accumulated benefit obligation         77,142      66,359
 Additional amounts related to
   projected salary increases           25,648      28,719

 Projected benefit obligation          102,790      95,078
 Less:
   Fair value of plan assets           159,192     142,614
   Unrecognized net gain               (49,376)    (40,764)
   Unrecognized prior service cost       3,152       3,346
   Unrecognized transition asset        (8,765)     (9,495)

 Prepaid asset recognized in
   the Balance Sheets                 $  1,413    $    623



                                          Postretirement
                                       Medical        Life

                                        1993          1993

                                         (in thousands)
 Actuarial present value of
   benefit obligation:
      Retirees and dependents         $  7,857    $  2,929
      Employees eligible to retire       4,054           -
      Other employees                   14,927       5,058

 Accumulated benefit obligation         26,838       7,987
 Less:
   Fair value of plan assets             5,638          52
   Unrecognized net loss (gain)          2,653        (641)
   Unrecognized transition
      obligation                        13,420       2,954

 Accrued liability recognized
      in the Balance Sheets           $  5,127    $  5,622


  The weighted average rates assumed in the actuarial calculations were:



                                    1993      1992      1991

 Discount                           7.5%      8.0%      8.0%
 Annual salary increase             5.0%      6.0%      6.0%
 Long-term return on plan
 assets                             8.5%      8.5%      8.5%


         An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 11.3 percent for 1993, decreasing to 6.0 percent through the year 2000 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate by 1.0 percent would increase the accumulated medical benefit obligation as of December 31, 1993, by $4.8 million and the aggregate of the service and interest cost components of the net retiree medical cost by $543 thousand.

         Components of the plans' net cost are shown below:


                                          Pension

                                  1993        1992        1991

                                       (in thousands)
 Benefits earned during
   the year                   $  3,710   $   3,550   $   3,396
 Interest cost on projected
   benefit obligation            7,319       6,939       6,516
 Actual return on plan
   assets                      (20,672)     (6,431)    (35,560)
 Net amortization and
   deferral                      8,853      (4,054)     26,322

 Net pension cost (income)    $   (790)  $       4   $     674


         Of the above net pension amounts, $(601) thousand in 1993, $3 thousand in 1992, and $518 thousand in 1991, were recorded in operating expenses, and the remainder was recorded in construction and other accounts.


                                        Postretirement

                                    Medical          Life

                                      1993           1993

                                         (in thousands)
 Benefits earned during the year     $  874        $  292
 Interest cost on accumulated
   benefit obligation                 1,714           625
 Amortization of transition
   obligation over 20 years             706           148
 Actual return on plan assets          (726)           (5)
 Net amortization and deferral          309             1

 Net postretirement cost             $2,877        $1,061


         Of the above net postretirement medical and life insurance amounts recorded in 1993, $3.0 million was recorded in operating expenses, and the remainder was recorded in construction and other accounts.

Gulf Power Company 1993 Annual Report


3.       LITIGATION AND REGULATORY MATTERS:

COAL BARGE TRANSPORTATION SUIT

On August 19, 1993, a complaint against the Company and Southern Company Services, an affiliate, was filed in federal district court in Ohio by two companies with which the Company had contracted for the transportation by barge for certain of the Company's coal supplies. The complaint alleges breach of the contract by the Company and seeks damages estimated by the plaintiffs to be in excess of $85 million.

         The final outcome of this matter cannot now be determined; however, in management's opinion the final outcome will not have a material adverse effect on the Company's financial statements.

FPSC APPROVES STIPULATION

In February 1993, the Company filed a notice with the FPSC of its intent to obtain rate relief. On May 4, 1993, the FPSC approved a stipulation between the Company, the Office of Public Counsel, and the Florida Industrial Power Users Group to cancel the filing of the rate case and to allow the Company to retain for the next four years its existing method for calculating accruals for future power plant dismantlement costs. The stipulation also required the reduction of the Company's allowed return on equity midpoint from 12.55 percent to 12.0 percent. See Management's Discussion and Analysis under "Future Earnings Potential" for further details of circumstances that contributed to the company canceling the rate case.

FERC REVIEWS EQUITY RETURNS

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power and other similar contracts. Any changes in the rate of return on common equity that may occur as a result of this proceeding would be effective 60 days after a proper notice of the proceeding is published. A notice was published on May 10, 1991.

         In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

         The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on the Company's financial statements.

RECOVERY OF CONTRACT BUYOUT COSTS

In July 1990, the Company filed a request for waiver of FERC's fuel adjustment charge regulation to permit recovery of coal contract buyout costs from wholesale customers. On April 4, 1991, the FERC issued an order granting recovery of the buyout costs from wholesale customers from July 19, 1990, forward, but denying retroactive recovery of the buyout costs from January 1, 1987 through July 18, 1990. The Company's request for rehearing was denied by the FERC. The Company refunded $2.7 million (including interest) in June 1991 to its wholesale customers. On July 31, 1991, the Company filed a petition for review of the FERC's decision to the U.S. Court of Appeals for the District of Columbia Circuit. On January 22, 1993, the Court vacated the Commission's order, finding FERC's denial of the Company's request for a retroactive waiver to be arbitrary and capricious. The Court remanded the matter to FERC for consideration consistent with its opinion. Management expects that the commission will ultimately allow the Company to recover the amount refunded plus interest. Accordingly, the Company recorded the reversal of the $2.7 million refund to income in 1993.

ENVIRONMENTAL COST RECOVERY

In April 1993, the Florida Legislature adopted legislation for an Environmental Cost Recovery (ECR) clause, which allows a utility to petition the FPSC for recovery of all prudent environmental compliance costs that are not being recovered through base rates or any other rate-adjustment clause. Such environmental costs include operation and maintenance expense, depreciation, and a return on invested capital.

Gulf Power Company 1993 Annual Report


         On January 12, 1994, the FPSC approved the Company's petition under the ECR clause for recovery of environmental costs that were projected to be incurred from July 1993 through September 1994. The order allows the recovery from customers of such costs amounting to $7.8 million during the period, February through September 1994. Thereafter, recovery under ECR will be determined semi-annually and will include a true-up of the prior period and a projection of the ensuing six-month period. In December 1993, the Company recorded $2.6 million as additional revenue for the portion of costs incurred during 1993.

4.       CONSTRUCTION PROGRAM:

The Company is engaged in a continuous construction program, the cost of which is currently estimated to total $77 million in 1994, $55 million in 1995, and $68 million in 1996. These estimates include AFUDC of approximately $0.7 million, $0.3 million, and $0.2 million, in 1994, 1995, and 1996, respectively. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment and materials; and cost of capital. The Company does not have any new baseload generating plants under construction. However, the Company plans to construct two 80 megawatt combustion turbine peaking units. The first is scheduled to be completed in 1998, and the second in 1999. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

         See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

5.       FINANCING AND COMMITMENTS:

GENERAL

Current projections indicate that funds required for construction and other purposes, including compliance with environmental regulations will be derived primarily from internal sources. Requirements not met from internal sources will be financed from the sale of additional first mortgage bonds, preferred stock, and capital contributions from The Southern Company. In addition, the Company may issue additional long-term debt and preferred stock primarily for the purposes of debt maturities and redemptions of higher-cost securities. Because of the attractiveness of current short term interest rates, the Company may maintain a higher level of short term indebtedness than has historically been true.

         At December 31, 1993, the Company had $49 million of lines of credit with banks of which $6.1 million was committed to cover checks presented for payment. These credit arrangements are subject to renewal June 1 of each year. In connection with these committed lines of credit, the Company has agreed to pay certain fees and/or maintain compensating balances with the banks. The compensating balances, which represent substantially all the cash of the Company except for daily working funds and like items, are not legally restricted from withdrawal. In addition, the Company has bid-loan facilities with eight major money center banks that total $180 million, of which, none was committed at December 31, 1993.

ASSETS SUBJECT TO LIEN

The Company's mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

FUEL COMMITMENTS

To supply a portion of the fuel requirements of its generating plants, the Company has entered into long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term obligations were approximately $1.4 billion at December 31, 1993. Additional commitments will be required in the future to supply the Company's fuel needs.

         To take advantage of lower-cost coal supplies, agreements were reached in 1986 to terminate two long-term contracts for the supply of coal to Plant Daniel, which is jointly owned by the Company and Mississippi Power, an operating affiliate. The Company's portion of

Gulf Power Company 1993 Annual Report

this payment was some $60 million. This amount is being amortized to expense on a per ton basis over a nine-year period. The remaining unamortized amount included in deferred charges, including the current portion, was $18 million at December 31, 1993.

         In 1988, the Company made an advance payment of $60 million to another coal supplier under an arrangement to lower the cost of future coal purchased under an existing contract. This amount is being amortized to expense on a per ton basis over a ten-year period. The remaining unamortized amount included in deferred charges, including the current portion, was $36 million at December 31, 1993.

         Also, in 1993 the Company made a payment of $16.4 million to a coal supplier under an arrangement to suspend the purchase of coal under an existing contract for one year. This amount is being amortized to expense on a per ton basis over a one year period. The remaining unamortized amount, which is included in current assets, was $11 million at December 31, 1993.

         The amortization of these payments is being recovered through the fuel cost recovery clause discussed under "Revenues and Fuel Costs" in Note 1.

LEASE AGREEMENT

In 1989, the Company entered into a twenty-two year operating lease agreement for the use of 495 aluminum railcars to transport coal to Plant Daniel. Mississippi Power, as joint owner of Plant Daniel, is responsible for one half of the lease costs. The Company's share of the lease is charged to fuel inventory and allocated to fuel expense as the fuel is used. The lease costs charged to inventory were $1.2 million in 1993, $1.2 million in 1992 and $1.3 million in 1991. For the year 1994, the Company's annual lease payment will be $1.2 million. The Company's annual lease payment for 1995 will be $2.4 million and for 1996, 1997, and 1998 the payment will be $1.2 million. Lease payments after 1998 total approximately $17.4 million. The Company has the option, after three years from the date of the original contract, to purchase the railcars at the greater of termination value or fair market value. Additionally, at the end of the lease term, the Company has the option to renew the lease.

6.       JOINT OWNERSHIP AGREEMENTS:

The Company and Mississippi Power jointly own Plant Daniel, a steam-electric generating plant, located in Jackson County, Mississippi. In accordance with an operating agreement, Mississippi Power acts as the Company's agent with respect to the construction, operation, and maintenance of the plant.

         The Company and Georgia Power jointly own Plant Scherer Unit No. 3, a steam-electric generating plant, located near Forsyth, Georgia. In accordance with an operating agreement, Georgia Power acts as the Company's agent with respect to the construction, operation, and maintenance of the unit.

         The Company's pro rata share of expenses related to both plants is included in the corresponding operating expense accounts in the Statements of Income.

         At December 31, 1993, the Company's percentage ownership and its amount of investment in these jointly owned facilities were as follows:

                                        Plant          Plant
                                    Scherer Unit      Daniel
                                        No. 3         (coal-
                                    (coal-fired)      fired)

                                         (in thousands)
 Plant-In-Service                    $185,725(1)    $208,956
 Accumulated Depreciation            $ 41,970       $ 91,730
 Construction Work in Progress       $    643       $ 10,356

 Nameplate Capacity  (2)
   (in megawatts)                         205            500
 Ownership                                 25%            50%


(1)      Includes net plant acquisition adjustment.
(2)      Total megawatt nameplate capacity:
             Plant Scherer Unit No. 3:  818
             Plant Daniel:  1,000

Gulf Power Company 1993 Annual Report


7.       LONG-TERM POWER SALES AGREEMENTS:

GENERAL

The Company and the other operating affiliates of The Southern Company have contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside of the system's service area. Certain of these agreements are non-firm and are based on the capacity of the system in general. Other agreements are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, the capacity revenues from these sales primarily affect profitability. The Company's capacity revenues have been as follows:


                      Unit        Other
 Year                 Power     Long-Term     Total

                             (in thousands)
 1993                $31,162       $2,643    $33,805
 1992                 32,679        1,501     34,180
 1991                 31,288        1,363     32,651

         Long-term non-firm power of 400 megawatts was sold in 1993 to Florida Power Corporation (FPC) by the Southern electric system. In 1994, this amount decreased to 200 megawatts, and the contract will expire at year-end 1994. Capacity and energy sales under these long-term non-firm power sales agreements are made from available power pool capacity, and the revenues from the sales are shared by the operating affiliates.

         Unit power from specific generating plants is currently being sold to FPC, Florida Power & Light Company (FP&L), Jacksonville Electric Authority
(JEA), and the City of Tallahassee, Florida. Under these agreements, 209 megawatts of net dependable capacity were sold by the Company during 1993, and sales will remain at that approximate level until the expiration of the contracts in 2010, unless reduced by FPC, FP&L and JEA after 1999.

         Capacity and energy sales to FP&L, the Company's largest single customer, provided revenues of $39.5 million in 1993, $46.2 million in 1992, and $42.1 million in 1991, or 6.8 percent, 8.1 percent, and 7.5 percent of operating revenues, respectively.

GULF STATES SETTLEMENT COMPLETED

On November 7, 1991, the subsidiaries of The Southern Company entered into a settlement agreement with Gulf States Utilities Company (Gulf States) that resolved litigation between the companies that had been pending since 1986 and arose out of a dispute over certain unit power and other long-term power sales contracts. In 1993, all remaining terms and obligations of the settlement agreement were satisfied.

         Based on the value of the settlement proceeds received - less the amounts previously included in income - the Company recorded increases in net income of approximately $0.6 million in 1992 and $12.7 million in 1991. In 1993, the Company sold all of its remaining Gulf States common stock received in the settlement, resulting in a gain of $2.3 million after tax.

8.       INCOME TAXES:

Effective January 1, 1993, Gulf Power Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption of Statement No. 109 resulted in cumulative adjustments that had no effect on net income. The adoption also resulted in the recording of additional deferred income taxes and related assets and liabilities. The related assets of $31.3 million are revenues to be received from customers. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The related liabilities of $76.9 million are revenues to be refunded to customers. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits. Additionally, deferred income taxes related to accelerated tax depreciation previously shown as a reduction to utility plant were reclassified.

Gulf Power Company 1993 Annual Report


         Details of the federal and state income tax provisions are as follows:


                                   1993       1992      1991

                                      (in thousands)
 Total provision for income taxes:
 Federal --
   Currently payable            $24,354    $24,287   $30,721
   Deferred:
      Current year               26,396     18,173    18,141
      Reversal of prior years   (22,102)   (15,506)  (21,404)

                                 28,648     26,954    27,458

 State
   Currently payable              3,950      4,282     5,460
   Deferred:
      Current year                3,838      2,662     2,688
      Reversal of prior years    (2,785)    (2,007)   (2,817)

                                  5,003      4,937     5,331

        Total                    33,651     31,891    32,789

 Less income taxes charged
   (credited) to other
   income                           921       (187)   (1,104)

 Federal and state income
   taxes charged to
   operations                   $32,730    $32,078   $33,893


         The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities are as follows:

                                                       1993

                                                (in thousands)
 Deferred tax liabilities:
   Accelerated depreciation                          $146,657
   Property basis differences                          15,140
   Coal contract buyout                                15,427
   Other                                                6,724

 Total                                                183,948

 Deferred tax assets:
   Federal effect of state deferred taxes              10,136
   Pension and other benefits                           3,406
   Property insurance                                   4,730
   Other                                                6,500

 Total                                                 24,772

 Net deferred tax liabilities                         159,176
 Portion included in current liabilities, net           7,433

 Accumulated deferred income
   taxes in the Balance Sheets                       $151,743



         Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $2.3 million in 1993, 1992 and 1991. At December 31, 1993, all investment tax credits available to reduce federal income taxes payable had been utilized.

         A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:


                                     1993    1992     1991

 Federal statutory rate               35%     34%      34%
 State income tax,
  net of federal deduction             3       4        4
 Non-deductible book
   depreciation                        1       1        1
 Differences in prior years'
   deferred and current tax rate      (2)     (2)      (3)
 Other                                (1)     (2)      (2)

 Effective income tax rate            36%     35%      34%


         Gulf Power Company and the other subsidiaries of The Southern Company file a consolidated federal tax return. Under a joint consolidated income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis, and consolidated tax savings are allocated to each company based on its ratio of taxable income to total consolidated taxable income.

Gulf Power Company 1993 Annual Report


9.       LONG-TERM DEBT:

POLLUTION CONTROL OBLIGATIONS

Obligations incurred in connection with the sale by public authorities of tax-exempt pollution control revenue bonds are as follows:


                                            December 31

                                         1993         1992

                                         (in thousands)
 Collateralized -
   6 3/4% due 2006                    $      -      $ 12,675
   6% due 2006*                         12,300        12,400
   10% due 2013                              -        20,000
   8 1/4% due 2017                      32,000        32,000
   7 1/8% due 2021                      21,200        21,200
   6 3/4% due 2022                       8,930         8,930
   5.70% due 2023                        7,875             -
   5.80% due 2023                       32,550             -
   6.20% due 2023                       13,000             -
 Non-collateralized
   5.9% due 1992-2003                        -         7,875
   10 1/2% due 2014                     42,000        42,000

 Total                                $169,855      $157,080


         * Sinking fund requirement applicable to the 6 percent pollution control bonds is $100 thousand for 1994 with increasing increments thereafter through 2005, with the remaining balance due in 2006.

         With respect to the collateralized pollution control revenue bonds, the Company has authenticated and delivered to trustees a like principal amount of first mortgage bonds as security for obligations under collateralized installment agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under the agreements.

OTHER LONG-TERM DEBT

Long-term debt also includes $17.5 million for the Company's portion of notes payable issued in connection with the termination of Plant Daniel coal contracts (see Note 5 for information on fuel commitments). The notes bear interest at 8.25 percent with the principal being amortized through 1995. Also included in long-term debt is a 30-month note payable for $25 million which was obtained to refinance higher cost securities. The principal is due in June 1996 and bears interest at 4.69 percent which is payable quarterly beginning March 1994. The estimated annual maturities of the notes payable through 1996 are as follows: $8.4 million in 1994, $9.1 million in 1995, and $25 million in 1996.

10.      LONG-TERM DEBT DUE WITHIN ONE YEAR:

A summary of the improvement fund requirement and scheduled maturities and redemptions of long-term debt due within one year is as follows:


                                               December 31
                                            1993        1992

                                             (in thousands)
 Bond improvement fund requirement       $ 2,370     $ 2,450
 Less: Portion to be satisfied by
   bonding property additions                  -           -

 Cash improvement fund requirement         2,370       2,450
 Maturities of first mortgage bonds        3,676       3,359
 Redemptions of first mortgage bonds      27,000           -
 Current portion of notes payable          8,406       7,736
   (Note 9)
 Pollution control bond maturity             100         275
   (Note 9)

 Total                                   $41,552     $13,820



         The first mortgage bond improvement (sinking) fund requirement amounts to 1 percent of each outstanding series of bonds authenticated under the indenture prior to January 1 of each year, other than those issued to collateralize pollution control obligations. The requirement may be satisfied by depositing cash, reacquiring bonds, or by pledging additional property equal to 1 and 2/3 times the requirement. In 1994, $12 million of 4 5/8 percent First Mortgage Bonds due October 1, 1994 and $15 million of 6 percent First Mortgage Bonds due June 1, 1996 are scheduled to be redeemed.

Gulf Power Company 1993 Annual Report


11.      COMMON STOCK DIVIDEND RESTRICTIONS:

The Company's first mortgage bond indenture contains various common stock dividend restrictions which remain in effect as long as the bonds are outstanding. At December 31, 1993, $101 million of retained earnings was restricted against the payment of cash dividends on common stock under the terms of the mortgage indenture.

         The Company's charter limits cash dividends on common stock to 50 percent of net income available for such stock during a prior period if the capitalization ratio is below 20 percent and to 75 percent of such net income if such ratio is 20 percent or more but less than 25 percent. The capitalization ratio is defined as the ratio of common stock equity to total capitalization, including retained earnings, adjusted to reflect the payment of the proposed dividend. At December 31, 1993, the ratio was 44.4 percent.

12.      QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized quarterly financial data for 1993 and 1992 are as follows:


                                               Net Income
                                                  After
                                                Dividends
                    Operating    Operating     on Preferred
 Quarter Ended      Revenues     Income           Stock

                              (in thousands)
 MARCH 31, 1993     $127,036    $17,646          $10,426
 JUNE 30, 1993       138,863     19,562            7,312
 SEPT. 30, 1993      175,964     32,783           22,366
 DEC. 31, 1993       141,279     22,596           14,207

 March 31, 1992     $126,536    $20,684          $ 9,576
 June 30, 1992       137,123     22,914           12,120
 Sept. 30, 1992      162,785     32,446           21,442
 Dec. 31, 1992       144,458     20,931           10,952

         The Company's business is influenced by seasonal weather conditions and the timing of rate changes, among other factors.

    SELECTED FINANCIAL AND OPERATING DATA
    Gulf Power Company 1993 Annual Report



                                                             1993        1992        1991

    OPERATING REVENUES (IN THOUSANDS)                  $  583,142  $  570,902  $  565,207
    NET INCOME AFTER DIVIDENDS
              ON PREFERRED STOCK (IN THOUSANDS)        $   54,311  $   54,090  $   57,796
    CASH DIVIDENDS ON COMMON STOCK (IN THOUSANDS)      $   41,800  $   39,900  $   38,000
    RETURN ON AVERAGE COMMON EQUITY (PERCENT)               13.29       13.62       15.17
    TOTAL ASSETS (IN THOUSANDS)                        $1,307,809  $1,062,699  $1,095,736
    GROSS PROPERTY ADDITIONS (IN THOUSANDS)            $   78,562  $   64,671  $   64,323

    CAPITALIZATION (IN THOUSANDS):
    Common stock equity                                $  414,196  $  403,190  $  390,981
    Preferred stock                                        89,602      74,662      55,162
    Preferred stock subject to mandatory redemption         1,000       2,000       7,500
    Long-term debt                                        369,259     382,047     434,648

    Total (excluding amounts due within one year)      $  874,057  $  861,899  $  888,291

    CAPITALIZATION RATIOS (PERCENT):
    Common stock equity                                      47.4        46.8        44.0
    Preferred stock                                          10.4         8.9         7.1
    Long-term debt                                           42.2        44.3        48.9

    Total (excluding amounts due within one year)           100.0       100.0       100.0

    FIRST MORTGAGE BONDS (IN THOUSANDS):
    Issued                                                 75,000      25,000      50,000
    Retired                                                88,809     117,693      32,807
    PREFERRED STOCK (IN THOUSANDS):
    Issued                                                 35,000      29,500           -
    Retired                                                21,060      15,500       2,500

    SECURITY RATINGS:
    First Mortgage Bonds -
              Moody's                                          A2          A2          A2
              Standard and Poor's                               A           A           A
              Duff & Phelps                                    A+           A           A
    Preferred Stock -
              Moody's                                          a2          a2          a2
              Standard and Poor's                              A-          A-          A-
              Duff & Phelps                                     A          A-          A-

    CUSTOMERS (YEAR-END):
    Residential                                           274,194     267,591     261,210
    Commercial                                             39,253      37,105      34,685
    Industrial                                                274         270         264
    Other                                                      86          74          72

    Total                                                 313,807     305,040     296,231

    EMPLOYEES (YEAR-END)                                    1,565       1,613       1,598

    Gulf Power Company 1993 Annual Report



          1990        1989        1988        1987        1986        1985        1984        1983

   $   567,825  $  527,821  $  550,827  $  587,860  $  542,919  $  562,068  $  505,812  $  469,696

   $    38,714  $   37,361  $   45,698  $   42,217  $   46,421  $   45,484  $   40,336  $   35,511
   $    37,000  $   37,200  $   35,400  $   34,200  $   33,100  $   30,800  $   27,200  $   24,900
         10.51       10.32       13.41       13.23       15.06       15.61       15.11       14.70
   $ 1,084,579  $1,093,430  $1,097,225  $1,051,182  $1,028,864  $  921,635  $  892,924  $  841,628
   $    62,462  $   70,726  $   67,042  $   97,511  $   90,160  $   92,541  $  156,443  $   51,131


   $   371,185  $  365,471  $  358,310  $  323,012  $  314,995  $  301,674  $  280,990  $  252,831
        55,162      55,162      55,162      55,162      55,162      55,162      55,162      55,162
         9,250      11,000      12,750      14,000      16,500      18,250      19,000      21,250
       475,284     484,608     497,069     474,640     482,869     410,917     394,859     382,293

   $   910,881  $  916,241  $  923,291  $  866,814  $  869,526  $  786,003  $  750,011  $  711,536


          40.8        39.9        38.8        37.2        36.2        38.4        37.5        35.5
           7.1         7.2         7.4         8.0         8.3         9.3         9.9        10.8
          52.1        52.9        53.8        54.8        55.5        52.3        52.6        53.7

         100.0       100.0       100.0       100.0       100.0       100.0       100.0       100.0


             -           -      35,000           -      50,000           -           -           -
         6,455       9,344       9,369           -      46,640       2,860      10,415           -

             -           -           -           -           -           -           -           -
         1,750       1,250       1,750       2,500         750         750       1,500         858



            A2          A1          A1          A1          A1          A1          A1          A2
             A           A           A           A          A+          A+          A+          A+
             A         AA-           4           4           4           4           4           4

            a2          a1          a1          a1          a1          a1          a1          a2
            A-          A-          A-          A-           A           A           A          A-
            A-          A+           5           5           5           5           5           5


       256,111     251,341     246,450     241,138     235,329     227,845     217,138     205,292
        34,019      33,678      33,030      32,139      31,142      29,603      27,939      26,217
           252         240         206         206         197         183         177         179
            67          67          61          61          62          62          63          62

       290,449     285,326     279,747     273,544     266,730     257,693     245,317     231,750

         1,615       1,614       1,601       1,603       1,544       1,509       1,460       1,463

    Gulf Power Company 1993 Annual Report



                                                                       1993        1992        1991

    OPERATING REVENUES (IN THOUSANDS):
    Residential                                                 $   244,967 $   235,296 $   231,220
    Commercial                                                      137,308     133,071     130,691
    Industrial                                                       87,526      91,320      92,300
    Other                                                             1,882       1,784       1,860

    Total retail                                                    471,683     461,471     456,071
    Sales for resale - non-affiliates                                72,209      70,078      69,636
    Sales for resale - affiliates                                    23,166      24,075      29,343

    Total revenues from sales of electricity                        567,058     555,624     555,050
    Other revenues                                                   16,084      15,278      10,157

    Total                                                       $   583,142 $   570,902 $   565,207

    KILOWATT-HOUR SALES (IN THOUSANDS):
    Residential                                                   3,712,980   3,596,515   3,455,100
    Commercial                                                    2,433,382   2,369,236   2,272,690
    Industrial                                                    2,029,936   2,179,435   2,117,408
    Other                                                            16,944      16,649      17,118

    Total retail                                                  8,193,242   8,161,835   7,862,316
    Sales for resale - non-affiliates                             1,460,105   1,430,908   1,550,018
    Sales for resale - affiliates                                 1,029,787   1,208,771   1,236,223

    Total                                                        10,683,134  10,801,514  10,648,557

    AVERAGE REVENUE PER KILOWATT-HOUR (CENTS):
    Residential                                                        6.60        6.54        6.69
    Commercial                                                         5.64        5.62        5.75
    Industrial                                                         4.31        4.19        4.36
    Total retail                                                       5.76        5.65        5.80
    Sales for resale                                                   3.83        3.57        3.55
    Total sales                                                        5.31        5.14        5.21
    AVERAGE ANNUAL KILOWATT-HOUR USE PER RESIDENTIAL CUSTOMER        13,671      13,553      13,320
    AVERAGE ANNUAL REVENUE PER RESIDENTIAL CUSTOMER             $    901.96 $    886.66 $    891.38
    PLANT NAMEPLATE CAPACITY RATINGS (YEAR-END) (MEGAWATTS)           2,174       2,174       2,174
    MAXIMUM PEAK-HOUR DEMAND (MEGAWATTS):
    Winter                                                            1,571       1,533       1,418
    Summer                                                            1,898       1,828       1,740
    ANNUAL LOAD FACTOR (PERCENT)                                       54.5        55.0        57.0
    PLANT AVAILABILITY - FOSSIL-STEAM (PERCENT)                        88.9        91.2        92.2

    SOURCE OF ENERGY SUPPLY (PERCENT):
    Coal                                                               84.5        87.7        82.0
    Oil and gas                                                         0.5         0.1         0.1
    Purchased power -
        From non-affiliates                                             1.5         0.8         0.5
        From affiliates                                                13.5        11.4        17.4

    Total                                                             100.0       100.0       100.0

    TOTAL FUEL ECONOMY DATA:
    BTU per net kilowatt-hour generated                              10,390      10,347      10,636
    Cost of fuel per million BTU (cents)                             197.37      200.30      203.60
    Average cost of fuel per net kilowatt-hour generated (cents)       2.05        2.07        2.17


    Gulf Power Company 1993 Annual Report



          1990        1989        1988        1987        1986        1985        1984        1983

  $    217,843 $   203,781 $   184,036 $   199,701 $   200,725 $   186,415 $   174,302 $   169,127
       124,066     118,897     107,615     116,057     116,253     109,631      98,408      95,426
        91,041      84,671      72,634      80,295      79,873      81,621      83,538      77,035
         1,805       1,586       1,402       1,357       1,343       1,346       1,334       1,334

       434,755     408,935     365,687     397,410     398,194     379,013     357,582     342,922
        73,855      67,554     117,466     134,456     106,892     126,789     106,802      84,334
        38,563      39,244      48,277      55,955      27,113      43,844      35,712      36,286

       547,173     515,733     531,430     587,821     532,199     549,646     500,096     463,542
        20,652      12,088      19,397          39      10,720      12,422       5,716       6,154

  $   567,825  $   527,821 $   550,827 $   587,860 $   542,919 $   562,068 $   505,812 $   469,696


     3,360,838   3,293,750   3,154,541   3,055,041   2,963,502   2,736,432   2,560,648   2,471,714
     2,217,568   2,169,497   2,088,598   1,986,332   1,913,139   1,777,418   1,559,344   1,498,762
     2,177,872   2,094,670   1,968,091   1,839,931   1,745,074   1,770,587   1,771,100   1,612,393
        18,866      17,209      16,257      15,241      14,903      14,702      14,555      14,637

     7,775,144   7,575,126   7,227,487   6,896,545   6,636,618   6,299,139   5,905,647   5,597,506
     1,775,703   1,640,355   1,911,759   2,138,390   1,609,146   2,388,591   2,183,631   1,570,598
     1,435,558   1,461,036   2,326,238   2,689,487   1,078,500   1,562,452   1,308,410   1,272,906

    10,986,405  10,676,517  11,465,484  11,724,422   9,324,264  10,250,182   9,397,688   8,441,010


          6.48        6.19        5.83        6.54        6.77        6.81        6.81        6.84
          5.59        5.48        5.15        5.84        6.08        6.17        6.31        6.37
          4.18        4.04        3.69        4.36        4.58        4.61        4.72        4.78
          5.59        5.40        5.06        5.76        6.00        6.02        6.05        6.13
          3.50        3.44        3.91        3.94        4.99        4.32        4.08        4.24
          4.98        4.83        4.64        5.01        5.71        5.36        5.32        5.49
        13,173      13,173      12,883      12,763      12,729      12,221      12,057      12,254
  $     853.86 $    815.00 $    751.60 $    834.31 $    862.16 $    832.55 $    820.71 $    838.45
         2,174       2,174       2,174       2,174       1,969       1,969       1,969       1,969

         1,310       1,814       1,395       1,354       1,406       1,517       1,209       1,292
         1,778       1,691       1,613       1,617       1,678       1,448       1,381       1,341
          55.2        52.6        56.5        54.4        50.5        53.4        54.9        53.2
          89.2        89.1        88.2        92.8        90.5        84.8        87.7        85.8


          69.8        78.3        93.2        93.5        85.8        79.7        83.9        87.1
           0.5         0.2         0.4         0.4         0.5         0.2         0.2         0.6

           0.6         0.4         0.4         0.4         1.9         0.4        (1.4)       (2.2)
          29.1        21.1         6.0         5.7        11.8        19.7        17.3        14.5

         100.0       100.0       100.0       100.0       100.0       100.0       100.0       100.0


        10,765      10,621      10,461      10,512      10,639      10,609      10,639      10,721
        206.06      193.70      178.00      197.53      239.26      254.53      240.40      240.14
          2.22        2.06        1.86        2.08        2.55        2.70        2.60        2.57


    STATEMENTS OF INCOME
    Gulf Power Company


    For the Years Ended December 31,                                 1993      1992        1991

    (Thousands of Dollars)

    OPERATING REVENUES:


     Revenues                                                  $  559,976  $  546,827  $  535,864
     Revenues from affiliates                                      23,166      24,075      29,343

    Total operating revenues                                      583,142     570,902     565,207

    OPERATING EXPENSES:

     Operation --
        Fuel                                                      170,485     182,754     176,038
        Purchased power from non-affiliates                         4,386       1,394         896
        Purchased power from affiliates                            32,273      26,788      32,579
        Proceeds from settlement of disputed contracts                  -        (920)    (20,385)
        Other                                                     109,164      98,230      94,411
     Maintenance                                                   46,004      41,947      45,468
     Depreciation and amortization                                 55,309      53,758      52,195
     Taxes other than income taxes                                 40,204      37,898      42,359
     Federal and state income taxes                                32,730      32,078      33,893

    Total operating expenses                                      490,555     473,927     457,454

    OPERATING INCOME                                               92,587      96,975     107,753
    OTHER INCOME (EXPENSE):
     Allowance for equity funds used during construction              512          14          54
     Interest income                                                1,328       2,733       2,427
     Other, net                                                    (1,238)     (1,487)     (3,484)
     Gain on sale of investment securities                          3,820           -           -
     Income taxes applicable to other income                         (921)        187       1,104

    INCOME BEFORE INTEREST CHARGES                                 96,088      98,422     107,854

    INTEREST CHARGES:
     Interest on long-term debt                                    31,344      35,792      41,665
     Allowance for debt funds used during construction               (454)        (46)        (95)
     Interest on notes payable                                        870       1,041         280
     Amortization of debt discount, premium, and expense, net       1,412       1,032         699
     Other interest charges                                         2,877       1,410       2,272

    Net interest charges                                           36,049      39,229      44,821

    NET INCOME                                                     60,039      59,193      63,033
    DIVIDENDS ON PREFERRED STOCK                                    5,728       5,103       5,237

    NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK              $   54,311  $   54,090  $   57,796


    STATEMENTS OF INCOME
    Gulf Power Company


       1990      1989      1988      1987      1986      1985      1984      1983

    $ 529,262 $ 488,577 $ 502,550 $ 531,905 $ 515,806 $ 518,224 $ 470,100 $ 433,410
       38,563    39,244    48,277    55,955    27,113    43,844    35,712    36,286

      567,825   527,821   550,827   587,860   542,919   562,068   505,812   469,696


      156,712   158,858   191,687   227,233   215,262   230,944   214,885   198,554
        1,427     1,251     1,468     1,792     4,533     1,638    (3,698)   (6,051)
       67,729    48,972    27,267    28,326    37,172    55,119    42,967    32,476
            -         -         -         -         -         -         -         -
       90,045    82,231    93,028   100,032    70,117    59,851    56,352    54,967
       45,491    44,295    41,919    38,748    35,251    35,654    28,773    28,378
       50,899    48,760    47,530    44,619    39,386    37,775    33,061    31,479
       39,110    30,718    27,087    26,246    24,854    22,886    21,696    21,370
       24,780    23,621    26,239    31,703    39,948    40,061    35,831    34,434

      476,193   438,706   456,225   498,699   466,523   483,928   429,867   395,607

       91,632    89,115    94,602    89,161    76,396    78,140    75,945    74,089

            -      (446)      457     1,013     7,809     6,893     2,877       679
        4,508     3,271     2,858     4,507     2,445     3,235     8,777     7,250
       (6,360)   (3,800)   (3,491)   (1,207)   (1,077)   (1,131)     (704)   (1,191)
            -         -         -         -         -         -         -         -
        1,303       779     1,001      (642)     (648)     (862)   (3,524)   (2,694)

       91,083    88,919    95,427    92,832    84,925    86,275    83,371    78,133

       43,215    43,265    42,538    43,689    39,479    40,769    36,952    35,719
            1       242      (808)   (1,004)   (8,651)   (7,676)   (3,261)     (543)
          693       180       182         -       106         -     1,628         -
          603       613       600       555       488       287       265       237

        2,422     1,636     1,456     1,350       869     1,120     1,111       674

       46,934    45,936    43,968    44,590    32,291    34,500    36,695    36,087

       44,149    42,983    51,459    48,242    52,634    51,775    46,676    42,046
        5,435     5,622     5,761     6,025     6,213     6,291     6,340     6,535

    $  38,714 $  37,361 $  45,698 $  42,217 $  46,421 $  45,484 $  40,336 $  35,511



    STATEMENTS OF CASH FLOWS
    Gulf Power Company


    For the Years Ended December 31,                                  1993         1992         1991

    (Thousands of Dollars)

    OPERATING ACTIVITIES:
    Net income                                                     $  60,039    $  59,193    $  63,033
    Adjustments to reconcile net income to net
     cash provided by operating activities --
      Depreciation and amortization                                   72,111       68,021       65,584
      Deferred income taxes, net                                       5,347        3,322       (3,392)
      Deferred investment tax credits, net                                 -            -            -
      Allowance for equity funds used during construction               (512)         (14)         (54)
      Non-cash proceeds from settlement of disputed contracts              -         (920)     (19,734)
      Other, net                                                        (864)         185        3,079
      Changes in certain current assets and liabilities --
       Receivables, net                                               12,867      (11,041)      12,421
       Inventories                                                     5,574       23,560       (2,397)
       Payables                                                        5,386        1,580       (2,003)
       Other                                                          (9,504)     (13,637)       8,012

    Net cash provided from operating activities                      150,444      130,249      124,549

    INVESTING ACTIVITIES:
    Gross property additions                                         (78,562)     (64,671)     (64,323)
    Other                                                             (5,328)       3,970       (8,097)

    Net cash used for investing activities                           (83,890)     (60,701)     (72,420)

    FINANCING ACTIVITIES AND CAPITAL CONTRIBUTIONS:
    Proceeds:
     Preferred stock                                                  35,000       29,500            -
     First mortgage bonds                                             75,000       25,000       50,000
     Pollution control bonds                                          53,425        8,930       21,200
     Capital contributions from parent company                            11          121            -
     Other long-term debt                                             25,000            -            -
    Retirements:
     Preferred stock                                                 (21,060)     (15,500)      (2,500)
     First mortgage bonds                                            (88,809)    (117,693)     (32,807)
     Pollution control bonds                                         (40,650)      (9,205)     (21,250)
     Other long-term debt                                             (7,736)      (5,783)      (7,981)
    Notes payable, net                                               (37,947)      44,000            -
    Payment of preferred stock dividends                              (5,728)      (5,103)      (5,237)
    Payment of common stock dividends                                (41,800)     (39,900)     (38,000)

    Miscellaneous                                                     (6,888)      (8,760)      (3,715)

    Net cash provided from (used for) financing activities           (62,182)     (94,393)     (40,290)

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               4,372      (24,845)      11,839
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,204       26,049       14,210

    CASH AND CASH EQUIVALENTS AT END OF YEAR                       $   5,576    $   1,204    $  26,049

    ( ) Denotes use of cash.



    STATEMENTS OF CASH FLOWS
    Gulf Power Company


       1990        1989        1988        1987        1986        1985        1984        1983


    $  44,149   $  42,983   $  51,459   $  48,242   $  52,634   $  51,775   $  46,676   $  42,046


       63,650      59,955      56,260      51,672      41,619      39,595      34,784      32,975
        1,837       5,319      10,138       2,377      45,213      18,467       3,877      11,996
            -           -           -         868       1,634       5,716      10,667       2,292
            -         446        (457)     (1,013)     (7,809)     (6,893)     (2,877)       (679)
            -           -           -           -           -           -           -           -
        1,544       3,827      11,449      12,913       5,860      (2,535)        243       7,362

       (2,468)        492       8,984      (8,849)     (6,012)     (5,401)     19,173     (32,356)
      (11,807)     16,306     (16,160)     23,691      (1,342)      1,870       2,053       5,170
       (3,440)      6,142      (5,340)     10,173         449       1,756         601       4,839
        5,781       4,466     (18,432)      6,208        (113)    (13,331)     11,169       4,432

       99,246     139,936      97,901     146,282     132,133      91,019     126,366      78,077

      (62,462)    (70,726)    (67,042)    (97,511)    (90,160)    (92,541)   (156,443)    (51,131)
       (1,597)        419     (62,782)       (692)    (55,652)      7,693       2,086       1,601

      (64,059)    (70,307)   (129,824)    (98,203)   (145,812)    (84,848)   (154,357)    (49,530)


            -           -           -           -           -           -           -           -
            -           -      35,000           -      50,000           -           -           -
            -           -       3,677      35,996       9,900      18,776      16,424      14,840
        4,000       7,000      25,000           -           -       6,000      15,000      12,000
            -           -           -           -      60,663           -           -           -

       (1,750)     (1,250)     (1,750)     (2,500)       (750)       (750)     (1,500)       (858)
       (6,455)     (9,344)     (9,369)          -     (46,640)     (2,860)    (10,415)          -
          (50)        (50)        (50)    (32,050)        (50)        (50)        (50)        (50)
       (6,083)     (5,611)     (5,175)     (4,774)          -           -           -           -
            -           -           -           -           -           -           -           -
       (5,435)     (5,622)     (5,761)     (6,025)     (6,213)     (6,291)     (6,340)     (6,535)
      (37,000)    (37,200)    (35,400)    (34,200)    (33,100)    (30,800)    (27,200)    (24,900)
            5          (3)       (233)     (1,632)     (6,064)       (227)       (680)       (613)

      (52,768)    (52,080)      5,939     (45,185)     27,746     (16,202)    (14,761)     (6,116)

      (17,581)     17,549     (25,984)      2,894      14,067     (10,031)    (42,752)     22,431
       31,791      14,242      40,226      37,332      23,265      33,296      76,048      53,617

    $  14,210   $  31,791   $  14,242   $  40,226   $  37,332   $  23,265   $  33,296   $  76,048


    BALANCE SHEETS
    Gulf Power Company


    At December 31,                                                  1993           1992           1991

    (Thousands of Dollars)

    ASSETS
    UTILITY PLANT:
      Production-fossil                                          $   863,223    $   841,489    $   837,712
      Transmission                                                   154,304        148,824        143,275
      Distribution                                                   464,182        443,352        419,228
      General                                                        129,995        127,826        125,330
      Construction work in progress                                   34,591         29,564         13,684

        Total utility plant                                        1,646,295      1,591,055      1,539,229
    Accumulated provision for depreciation                           610,542        578,851        535,408

        Total                                                      1,035,753      1,012,204      1,003,821
    Less property-related accumulated deferred income taxes                -        200,904        197,138

        Total                                                      1,035,753        811,300        806,683

    OTHER PROPERTY AND INVESTMENTS:
      Securities received from settlement of disputed contracts            -              -         19,938
      Miscellaneous                                                   13,242          7,074          6,410

        Total                                                         13,242          7,074         26,348

    CURRENT ASSETS:
      Cash and cash equivalents                                        5,576          1,204         26,049
      Investment securities                                                -         22,322              -
      Receivables, net                                                63,924         60,047         49,006
      Fossil fuel stock, at average cost                              20,652         29,492         52,106
      Materials and supplies, at average cost                         36,390         33,124         34,070
      Current portion of deferred coal contract costs                 12,535          3,071          4,626
      Regulatory clauses under recovery                                3,244          1,680              -
      Prepayments                                                      2,160          1,395          1,410
      Vacation pay deferred                                            4,022          3,779          3,776

        Total current assets                                         148,503        156,114        171,043

    DEFERRED CHARGES:
      Deferred charges related to income taxes                        31,334              -              -
      Debt expense, being amortized                                    3,693          3,253          3,232
      Premium on reacquired debt, being amortized                     17,554         15,319          8,855
      Deferred coal contract costs                                    52,884         63,723         74,502
      Miscellaneous                                                    4,846          5,916          5,073

        Total deferred charges                                       110,311         88,211         91,662

    TOTAL ASSETS                                                 $ 1,307,809    $ 1,062,699    $ 1,095,736



    BALANCE SHEETS
    Gulf Power Company


         1990         1989         1988         1987         1986         1985         1984         1983

    $    817,490  $   807,546  $   796,052  $   801,600  $   608,340  $   599,613  $   582,139  $   563,381
         136,813      133,926      113,177      106,352       99,507       98,683       96,686       96,356
         400,016      375,521      343,421      325,037      295,052      274,656      241,557      213,403
         123,059      119,779      115,273      102,664       66,092       56,427       43,539       39,480
          16,868       10,166       29,572       10,113      188,966      148,969      130,027       31,711

       1,494,246    1,446,938    1,397,495    1,345,766    1,257,957    1,178,348    1,093,948      944,331
         501,739      464,944      425,520      388,248      350,117      318,308      287,349      259,250

         992,507      981,994      971,975      957,518      907,840      860,040      806,599      685,081
         192,749      186,084      178,657      166,707      152,589      135,388      112,684      103,355

         799,758      795,910      793,318      790,811      755,251      724,652      693,915      581,726

               -            -            -            -            -            -            -            -
           5,439        6,933        6,756        2,932        2,619          601        2,216        1,955

           5,439        6,933        6,756        2,932        2,619          601        2,216        1,955

          14,210       31,791       14,242       40,226       37,332       23,265       33,296       76,048
               -            -            -            -            -            -            -            -
          61,427       58,959       59,451       68,435       59,586       53,574       48,173       67,346
          50,469       37,526       55,286       43,290       69,785       73,890       76,039       82,389
          33,310       34,446       32,992       28,828       26,024       20,577       20,298       16,001
           6,212        5,534        6,194        2,642            -            -            -            -
           7,008        4,503        1,218            -            -            -            -            -
           2,168        2,490        3,577          677          788          633          474          588
           3,631        3,425        3,340        3,200        3,000        2,775        2,517        2,200

         178,435      178,674      176,300      187,298      196,515      174,714      180,797      244,572

               -            -            -            -            -            -            -            -
           2,954        3,117        3,281        3,203        2,736        2,768        2,636        2,669
           6,256        6,574        6,892        7,210            -            -            -            -
          87,102       97,833      106,263       55,889       60,663            -            -            -
           4,635        4,389        4,415        3,839       11,080       18,900       13,360       10,706

         100,947      111,913      120,851       70,141       74,479       21,668       15,996       13,375

    $  1,084,579  $ 1,093,430  $ 1,097,225  $ 1,051,182  $ 1,028,864  $   921,635  $   892,924  $   841,628


    BALANCE SHEETS
    Gulf Power Company


    At December 31,                                                  1993           1992           1991

    (Thousands of Dollars)

    CAPITALIZATION AND LIABILITIES
    CAPITALIZATION:
      Common stock                                               $    38,060    $    38,060    $    38,060
      Other paid-in capital                                          218,282        218,271        218,150
      Premium on preferred stock                                          81             88            399
      Earnings retained in the business                              157,773        146,771        134,372

        Total common equity                                          414,196        403,190        390,981
      Preferred stock                                                 89,602         74,662         55,162
      Preferred stock subject to mandatory redemption                  1,000          2,000          7,500
      Long-term debt                                                 369,259        382,047        434,648

        Total capitalization                                         874,057        861,899        888,291
         (excluding amount due within one year)

    CURRENT LIABILITIES:
      Notes payable to banks                                           6,053         44,000              -
      Preferred stock due within one year                              1,000          1,000          1,000
      Long-term debt due within one year                              41,552         13,820         59,111
      Accounts payable                                                38,699         33,461         25,315
      Customer deposits                                               15,082         15,532         15,513
      Taxes accrued                                                   13,015         11,419         19,274
      Interest accrued                                                 5,420          6,370          9,720
      Regulatory clauses over recovery                                   840              -          1,114
      Vacation pay accrued                                             4,022          3,779          3,776
      Miscellaneous                                                    8,527          3,950          3,545

        Total current liabilities                                    134,210        133,331        138,368

    DEFERRED CREDITS AND OTHER LIABILITIES:
      Accumulated deferred income taxes                              151,743              -          1,775
      Deferred credits related to income taxes                        76,876              -              -
      Accumulated deferred investment tax credits                     40,770         43,117         45,446
      Miscellaneous                                                   30,153         24,352         21,856

        Total deferred credits and other liabilities                 299,542         67,469         69,077

    TOTAL CAPITALIZATION AND LIABILITIES                         $ 1,307,809    $ 1,062,699    $ 1,095,736



    BALANCE SHEETS
    Gulf Power Company


         1990         1989         1988         1987         1986         1985         1984         1983

    $     38,060  $    38,060  $    38,060  $    38,060  $    38,060  $    38,060  $    38,060  $    38,060
         218,150      214,150      207,150      182,150      182,150      182,150      176,150      161,150
             399          399          399          399          399          399          399          376
         114,576      112,862      112,701      102,403       94,386       81,065       66,381       53,245

         371,185      365,471      358,310      323,012      314,995      301,674      280,990      252,831
          55,162       55,162       55,162       55,162       55,162       55,162       55,162       55,162
           9,250       11,000       12,750       14,000       16,500       18,250       19,000       21,250
         475,284      484,608      497,069      474,640      482,869      410,917      394,859      382,293

         910,881      916,241      923,291      866,814      869,526      786,003      750,011      711,536


               -            -            -            -            -            -            -            -
           1,750        1,750        1,250        1,750        1,750          750          750            -
           9,452       12,588       15,005       13,225        4,823        2,910        2,910        9,965
          27,447       34,764       29,595       34,500       24,014       23,565       21,809       21,208
          15,551       15,752       15,316       15,565       14,715       13,753       12,624       11,078
          19,610       12,388       10,683        7,850       10,986       13,240       22,038       19,462
          10,820       10,105       10,247        9,584       11,024       11,783       11,707       11,566
               -            -            -        9,330            -            -            -            -
           3,631        3,425        3,340        3,200        3,000        2,775        2,517        2,200
          12,177        7,759        2,748        2,144        3,869        4,966        4,474        4,130

         100,438       98,531       88,184       97,148       74,181       73,742       78,829       79,609


           6,736       13,381       17,678       22,992       23,550            -            -            -
               -            -            -            -            -            -            -            -
          47,776       50,109       52,451       54,597       55,843       55,846       53,242       43,752
          18,748       15,168       15,621        9,631        5,764        6,044       10,842        6,731

          73,260       78,658       85,750       87,220       85,157       61,890       64,084       50,483

    $  1,084,579  $ 1,093,430  $ 1,097,225  $ 1,051,182  $ 1,028,864  $   921,635  $   892,924  $   841,628


                               GULF POWER COMPANY

                             OUTSTANDING SECURITIES
                              AT DECEMBER 31, 1993

                              FIRST MORTGAGE BONDS

                  Amount          Interest       Amount
  Series          Issued            Rate       Outstanding        Maturity
                (Thousands)                    (Thousands)
  1964         $   12,000           4-5/8%     $   12,000          10/1/94
  1966             15,000           6%             15,000           6/1/96
  1992             25,000           5-7/8%         25,000           8/1/97
  1988             35,000           9.20%          19,486           4/1/98
  1993             15,000           5.55%          15,000           4/1/98
  1993             30,000           5.00%          30,000           7/1/98
  1993             30,000           6.125%         30,000           7/1/03
  1978             25,000           9%              5,050           9/1/08
  1991             50,000           8-3/4%         50,000          12/1/21

               $  237,000                      $  201,536


                            POLLUTION CONTROL BONDS

                    Amount         Interest         Amount
    Series          Issued           Rate         Outstanding        Maturity
                  (Thousands)                     (Thousands)
    1976         $   12,500          6%          $  12,300          10/1/06
    1984             42,000         10.50%          42,000          12/1/14
    1987             32,000          8.25%          32,000           6/1/17
    1991             21,200          7.125%         21,200           4/1/21
    1992              8,930          6.75%           8,930           3/1/22
    1993             13,000          6.20%          13,000           4/1/23
    1993             32,550          5.80%          32,550           6/1/23
    1993              7,875          5.70%           7,875          11/1/23

                 $  170,055                      $  169,855


                                PREFERRED STOCK

                  Shares           Dividend         Amount
  Series        Outstanding          Rate         Outstanding
                                                  (Thousands)
    1950           51,026           4.64%      $    5,102
    1960           50,000           5.16%           5,000
    1966           50,000           5.44%           5,000
    1969           50,000           7.52%           5,000
    1972           50,000           7.88%           5,000
    1980 (1)       20,000          11.36%           2,000
    1992          580,000           7.00%          14,500
    1992          600,000           7.30%          15,000
    1993          800,000           6.72%          20,000
    1993          600,000         Adjustable       15,000

                2,851,026                      $   91,602



(1)  Subject to mandatory redemption of 5% annually on or before February 1.

                               GULF POWER COMPANY

                               SECURITIES RETIRED
                                  DURING 1993


                              FIRST MORTGAGE BONDS


                                           Principal                   Interest
                    Series                  Amount                       Rate
                                          (Thousands)
                     1969               $    15,000                      7.75%
                     1971                    21,000                      7.50%
                     1972                    22,000                      7.50%
                     1973                    25,000                      7.50%
                     1978                     2,450                      9%
                     1988                     3,359                      9.20%

                                        $    88,809


                                     POLLUTION CONTROL BONDS

                                          Principal                    Interest
                    Series                 Amount                        Rate
                                         (Thousands)

                     1973               $     7,875                      5.90%
                     1976                    12,675                      6.75%
                     1976                       100                      6.00%
                     1983                    20,000                     10%

                                        $    40,650


                                        PREFERRED STOCK

                                          Principal                     Dividend
                    Series                 Amount                         Rate
                                        (Thousands)

                     1971               $     5,060                      8.52%
                     1977                    15,000                      8.28%
                     1980                     1,000                     11.36%

                                        $    21,060


                          MISSISSIPPI POWER COMPANY

                              FINANCIAL SECTION

   MANAGEMENT'S REPORT
   Mississippi Power Company 1993 Annual Report


   The management of Mississippi Power Company has prepared--and is responsible for--the financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

      The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that books and records reflect only authorized transactions of the Company. Limitations exist, however, in any system of internal control, based upon a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting control maintains an appropriate cost/benefit relationship.

      The Company's system of internal accounting controls is evaluated on an ongoing basis by the internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

      The audit committee of the board of directors, composed of four directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

      Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics.

      In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Mississippi Power Company in conformity with generally accepted accounting principles.



   /s/ David M. Ratcliffe
   --------------------------------------------------
   David M. Ratcliffe
   President and Chief Executive Officer



   /s/ Thomas A. Fanning
   --------------------------------------------------
   Thomas A. Fanning
   Vice President and Chief Financial Officer

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


   TO THE BOARD OF DIRECTORS OF
   MISSISSIPPI POWER COMPANY:

   We have audited the accompanying balance sheets and statements of capitalization of Mississippi Power Company (a Mississippi corporation and a wholly owned subsidiary of The Southern Company) as of December 31, 1993 and 1992, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements (pages II-190 through II-206) referred to above present fairly, in all material respects, the financial position of Mississippi Power Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.

      As explained in Notes 2 and 9 to the financial statements, effective January 1, 1993, Mississippi Power Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.




                                        /s/ Arthur Andersen & Co.



   Atlanta, Georgia
   February 16 , 1994

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION Mississippi Power Company 1993 Annual Report


   RESULTS OF OPERATIONS

   EARNINGS

   Mississippi Power Company's net income after dividends on preferred stock for 1993 totaled $42.4 million, an increase of $5.6 million over the prior year. This improvement is attributable primarily to increased energy sales and retail rate increases. A retail rate increase under the Company's Performance Evaluation Plan (PEP-1A) of $6.4 million annually became effective in July 1993. Under the Environmental Compliance Overview Plan (ECO Plan) retail rates increased by $2.6 million annually effective April 1993.

      A comparison of 1992 to 1991 - excluding the events occurring in 1991 discussed below - would reflect a 1992 increase in earnings of $4.9 million or 15.5 percent. The Company's financial performance in 1991 reflected the after-tax operating and disposal losses of $11.9 million recorded by the Company's former merchandise subsidiary. These losses were partially offset by a $2.6 million positive impact on earnings from the settlement of the contract dispute with Gulf States Utilities Company (Gulf States).

   REVENUES

   The following table summarizes the factors impacting operating revenues for the past three years:

                                   Increase  (Decrease)
                                     from Prior Year
                              1993          1992          1991
                                      (in thousands)
     Retail -
       Change in
         base rates         $ 5,079*   $   6,605       $  4,627
       Sales growth           5,606        7,181          1,304
       Weather                4,735       (3,915)           178
       Fuel cost
         recovery
         and other           15,028       (2,743)       (11,209)

     Total retail            30,448        7,128         (5,100)

     Sales for resale --
       Non-affiliates         3,298        1,387         (7,368)
       Affiliates             5,464       (7,989)        (2,113)

     Total sales for
         resale               8,762       (6,602)        (9,481)
     Other operating
         revenues             1,226        1,535             96

     Total operating
         revenues         $  40,436    $   2,061       $(14,485)


     Percent change             9.3%         0.5%          (3.2)%


   *Includes the effect of the retail rate increase approved under the ECO Plan.

      Retail revenues of $368 million in 1993 increased 9.0 percent over the prior year, compared with an increase of 2.2 percent for 1992 and a decrease of 1.5 percent in 1991. The increase in retail revenues for 1993 was a result of growth in energy sales and customers, the favorable impact of weather, and retail rate increases. Changes in base rates reflect rate changes made under the PEP plans and the ECO Plan as approved by the Mississippi Public Service Commission (MPSC).

      The increase in revenues for the recovery of fuel costs for 1993 reversed two years of decline. Under the fuel cost recovery provision, recorded fuel revenues are equal to recorded fuel expenses, including the fuel component and the operation and maintenance component of purchased energy. Therefore, changes in recoverable fuel expenses are offset with corresponding changes in fuel revenues and have no effect on net income.

   Mississippi Power Company 1993 Annual Report



      Included in sales for resale to non-affiliates are revenues from rural electric cooperative associations and municipalities located in southeastern Mississippi. Energy sales to these customers in 1993 increased 9.0 percent over the prior year with the related revenues rising 14.1 percent. The customer demand experienced by these utilities is determined by factors very similar to Mississippi Power's.

      Sales for resale to non-affiliated non-territorial utilities are primarily under long-term contracts consisting of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components were:

                          1993          1992          1991
                                  (in thousands)
    Capacity           $  4,191       $  3,573       $2,714
    Energy               12,120         19,538       19,856

    Total               $16,311        $23,111      $22,570


      Capacity revenues for Mississippi Power increased in 1993 and 1992 due to a change in the allocation of transmission capacity revenues throughout the Southern electric system. Most of the Company's capacity revenues are derived from transmission charges.

      Sales to affiliated companies within the Southern electric system will vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have no material impact on earnings.


      The increase in other operating revenues for 1993 was due to increased rents collected from microwave equipment use and the transmission of non-associated companies' electricity.

      Below is a breakdown of kilowatt-hour sales for 1993 and the percent change for the last three years:

      (millions of      Amount            Percent Change
     kilowatt-hours)    1993          1993      1992       1991
    Residential         1,930         6.9%      (1.5)%     1.5%
    Commercial          1,934         6.8        2.4       2.9
    Industrial          3,623         2.5        7.3      (0.4)
    Other                  38         0.3      (57.2)      4.0

    Total retail        7,525         4.7        2.9       1.0
    Sales for
       resale --
       Non-affiliates   2,545        (5.3)      (0.7)     (6.1)

       Affiliates         427        52.2      (54.6)    (13.5)

    Total              10,497         3.3%      (1.5)%    (2.0)%


      Total retail energy sales in 1993 increased compared to the previous year, due primarily to weather influences and the improvement in the economy. The increase in commercial energy sales also reflects the impact of recently established casinos within the Company's service area. Industrial sales increased in 1992 as a result of new contracts with two large industrial customers.

      The decrease in energy sales for resale to non-affiliates is predominantly due to reductions in unit power sales under long-term contracts to Florida utilities. Economy sales and amounts sold under short-term contracts are also sold for resale to non-affiliates. Sales for resale to non-affiliates are influenced by those utilities' own customer demand, plant availability, and the cost of their predominant fuels -- oil and natural gas.

   EXPENSES

   Total operating expenses for 1993 were higher than the previous year because of higher production expenses, which reflects increased demand, an increase in the federal income tax rate, and higher employee-related costs. (See
   Note 2 to the financial statements for information regarding employee and retiree benefits.) Additionally, included in other operation expenses are increased costs associated with environmental remediation of a Southern electric system research facility. Expenses in 1992 were lower than 1991, excluding the Gulf States settlement, primarily because of lower production expenses stemming from decreased demand.

   Mississippi Power Company 1993 Annual Report



      Fuel costs constitute the single largest expense for Mississippi Power. These costs increased in 1993 due to an 11.0 percent increase in generation, which reflects higher demand. Fuel expenses in 1992, compared to 1991, were lower because of less generation and the negotiation of new coal contracts. Generation decreased primarily because of the availability of lower cost generation elsewhere within the Southern electric system.

      Purchased power consists primarily of energy purchases from the affiliates of the Southern electric system. Purchased power transactions (both sales and purchases) among Mississippi Power and its affiliates will vary from period to period depending on demand and the availability and variable production cost at each generating unit in the Southern electric system.

      Taxes other than income taxes increased in 1993 because of higher ad valorem taxes, which are property based, and municipal franchise taxes, which are revenue based. The decline in 1992 was attributable to lower franchise taxes.

      Income tax expense in 1993 increased because of the enactment of a higher corporate income tax rate retroactive to January 1, 1993, coupled with higher earnings. The change in income taxes for 1992 and 1991 reflected the change in operating income.

   EFFECTS OF INFLATION

   Mississippi Power is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in long-lived utility plant. Conventional accounting for historical costs does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations, such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

   FUTURE EARNINGS POTENTIAL

   The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from regulatory matters to growth in energy sales. Expenses are subject to constant review and cost control programs. Among the efforts to control costs are utilizing employees more effectively through a functionalization program for the Southern electric system, redesigning compensation and benefit packages, and re- engineering work processes. Mississippi Power is also maximizing the utility of invested capital and minimizing the need for capital by refinancing, decreasing the average fuel stockpile, raising generating plant availability and efficiency, and curbing the construction budget. Operating revenues will be affected by any changes in rates under the PEP-2, the Company's revised performance based ratemaking plan. The PEP plans have proved to be a stabilizing force on electric rates, with only moderate changes in rates taking place.

      The ECO Plan, approved by the MPSC in 1992, provides for recovery of costs associated with environmental projects approved by the MPSC, most of which are required to comply with Clean Air Act Amendments of 1990 regulations. The ECO Plan is operated independently of PEP-2.

      The FERC regulates wholesale rate schedules and power sales contracts that Mississippi Power has with its sales for resale customers. The FERC is currently reviewing the rate of return on common equity included in these schedules and contracts and may require such returns to be lowered, possibly retroactively. Also, pending before the FERC is the Company's request for a $3.6 million wholesale rate increase.

      Further discussion of the PEP plans, the ECO Plan, and proceedings before the FERC is made in Note 3 to the financial statements herein.

      Future earnings in the near term will depend upon growth in energy sales, which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in Mississippi Power's service area. However, the Energy

   Mississippi Power Company 1993 Annual Report



   Policy Act of 1992 (Energy Act) will have a profound effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Energy Act allows Independent Power Producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities, and this may enhance the incentive of IPPs to build cogeneration plants for a utility's large industrial and commercial customers. Although the Energy Act does not require transmission access to retail customers, pressure for legislation to allow retail wheeling will continue. Mississippi Power is preparing to meet the challenge of this major change in the traditional business practices of selling electricity. If Mississippi Power does not remain a low-cost producer and provider of quality service, the Company's retail energy sales growth, as well as new long-term contracts for energy sales outside the service area, could be limited, which could significantly reduce earnings.

   NEW ACCOUNTING STANDARDS

   The Financial Accounting Standards Board (FASB) issued Statement No. 112, Employers' Accounting for Postemployment Benefits, which must be effective by 1994. The new standard requires that all types of benefits provided to former or inactive employees and their families prior to retirement be accounted for on an accrual basis. These benefits include salary continuation, severance pay, supplemental unemployment benefits, disability-related benefits, job training, and health and life insurance coverage. In 1993, Mississippi Power adopted Statement No. 112, with no material effect on the financial statements.

      The FASB has issued Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which is effective in 1994. Statement No. 115 supersedes FASB Statement No. 12, Accounting for Certain Marketable Securities. In January 1994, Mississippi Power adopted the new rules, with no material effect on the financial statements.

      On January 1, 1993, Mississippi Power changed its methods of accounting for postretirement benefits other than pensions and income taxes. See Notes 2 and 9 to the financial statements regarding the impact of these changes.

   FINANCIAL CONDITION

   OVERVIEW

   The principal changes in Mississippi Power's financial condition during 1993 were gross property additions of $140 million to utility plant, a significant lowering of cost of capital through refinancings, and the resolution of PEP and ratepayer litigation. Funding for gross property additions came primarily from capital contributions from The Southern Company, earnings and other operating cash flows. The Statements of Cash Flows provide additional details.

   FINANCING ACTIVITY

   Mississippi Power continued to lower its financing costs in 1993 by issuing new debt and equity securities and retiring high- cost issues. The Company sold $132 million of first mortgage bonds, preferred stock and, through public authorities, pollution control revenue bonds. Retirements, including maturities during 1993, totaled some $101 million of such securities. (See the Statements of Cash Flows for further details.) Composite financing rates for the years 1991 through 1993 as of year-end were as follows:

                                   1993      1992      1991
    Composite interest rate on
       long-term debt              6.57%     6.91%     7.90%

    Composite preferred stock
       dividend rate               6.58%     7.29%     7.32%

   Mississippi Power Company 1993 Annual Report


   CAPITAL STRUCTURE

   At year-end 1993, the Company's ratio of common equity to total capitalization was 49.8 percent, compared to 47.3 percent in 1992 and 44.4 percent in 1991. The increase in the ratio in 1993 can be attributed primarily to the receipt of $30 million of capital contributions from The Southern Company.

   CAPITAL REQUIREMENTS FOR CONSTRUCTION

   The Company's projected construction expenditures for the next three years total $256 million ($96 million in 1994, $62 million in 1995, and $98 million in 1996). The major emphasis within the construction program will be on complying with Clean Air Act regulations, completion of a 78-megawatt combustion turbine, and upgrading existing facilities. The estimates for property additions for the three-year period include $39 million committed to meeting the requirements of Clean Air Act regulations. Revisions may be necessary because of factors such as revised load projections, the availability and cost of capital, and changes in environmental regulations.

   OTHER CAPITAL REQUIREMENTS

   In addition to the funds required for the Company's construction program, approximately $51 million will be required by the end of 1996 for present sinking fund requirements and maturities of long-term debt. Mississippi Power plans to continue, when economically feasible, to retire high-cost debt and preferred stock and replace these obligations with lower-cost capital.

   ENVIRONMENTAL MATTERS

      In November 1990, the Clean Air Act Amendments of 1990 (Clean Air Act) were signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- will have a significant impact on Mississippi Power and the other operating companies of The Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants will be required in two phases. Phase I compliance must be implemented in 1995, and affects eight generating plants -- some 10 thousand megawatts of capacity or 35 percent of total capacity -- in the Southern electric system. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

      Beginning in 1995, the Environmental Protection Agency (EPA) will allocate annual sulfur dioxide emission allowances through the newly established allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for allocating allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

      The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The market for emission allowances is developing more slowly than expected. However, The Southern Company's sulfur dioxide compliance strategy is designed to take advantage of allowances as the market develops.

      The Southern Company expects to achieve Phase I sulfur dioxide compliance at the eight affected plants by switching to low-sulfur coal, and this has required some equipment upgrades. This compliance strategy is expected to result in unused emission allowances being banked for later use. Additional construction expenditures are required to install equipment for the control of nitrogen oxide emissions at these eight plants. Also, continuous emissions monitoring equipment would be installed on all fossil-fired units. Under this Phase I compliance approach, additional construction expenditures are estimated to total approximately $275 million through 1995 for The Southern Company, of which Mississippi Power's portion is approximately $60 million.

      Phase II compliance costs are expected to be higher because requirements are stricter and all fossil-fired generating plants are affected. For sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. Therefore, during the period 1996 to 2000, compliance for The Southern Company could require total construction expenditures ranging from approximately $450 million to $800 million,

   Mississippi Power Company 1993 Annual Report


   of which Mississippi Power's portion is approximately $25 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

      An average increase of up to 3 percent in revenue requirements from customers could be necessary to fully recover The Southern Company's costs of compliance for both Phase I and II of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

      Mississippi Power's ECO Plan is designed to allow recovery of costs of compliance with the Clean Air Act, as well as other environmental statutes and regulations. The MPSC reviews environmental projects and the Company's environmental policy through the ECO Plan. Under the ECO Plan, any increase in the annual revenue requirement is limited to 2 percent of retail revenues. However, the plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. Mississippi Power's management believes that the ECO Plan will provide for recovery of the Clean Air Act costs.

      Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The study will serve as the basis for a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standard could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

      The EPA continues to evaluate the need for a new short-term ambient air quality standard for sulfur dioxide. Preliminary results from an EPA study on the impact of a new standard indicate that a number of plants could be required to install sulfur dioxide controls. These controls would be in addition to the controls already required to meet the acid rain provisions of the Clean Air Act. The EPA is expected to take some action on this issue in 1994. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

      In addition, the EPA is evaluating the need to revise the ambient air quality standards for particulate matter, nitrogen oxides, and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

      In 1994 or 1995, the EPA is expected to issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

      In 1993, the EPA issued a ruling confirming the non-hazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes -- coal ash and other utility wastes -- as either non-hazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

      The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required clean-up costs and has recognized in the financial statements costs to clean up known sites.

      Several major pieces of environmental legislation are in the process of being reauthorized or amended by Congress. These include: the Clean Water Act; the Resource Conservation and Recovery Act; and the Comprehensive Environmental Response, Compensation, and Liability Act. Changes to these laws could affect many areas of the Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

      Compliance with possible new legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the

   Mississippi Power Company 1993 Annual Report



   potential for lawsuits alleging damages caused by electromagnetic fields exists.

   SOURCES OF CAPITAL

   At December 31, 1993, the Company had $70 million of committed credit in revolving credit agreements and also had $21 million of committed short-term credit lines. The $40 million of notes payable outstanding at year end 1993 were apart from the committed credit facilities.

      It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations will be derived from operations, the sale of additional first mortgage bonds, pollution control obligations, and preferred stock, and the receipt of additional capital contributions from The Southern Company. Mississippi Power is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficiently high enough to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

       STATEMENTS OF INCOME
       For the Years Ended December 31, 1993, 1992, and 1991
       Mississippi Power Company 1993 Annual Report




                                                                                       1993           1992           1991
                                                                                              (in thousands)
       OPERATING REVENUES (NOTES 1, 3, AND 7):
       Revenues                                                                $    459,364   $    424,392   $    414,342
       Revenues from affiliates                                                      15,519         10,055         18,044

       Total operating revenues                                                     474,883        434,447        432,386

       OPERATING EXPENSES:
       Operation --
         Fuel                                                                       113,986         96,743        120,485
         Purchased power from non-affiliates                                          2,198          1,337            851
         Purchased power from affiliates                                             58,019         60,689         45,506
         Proceeds from settlement of disputed contracts (Note 7)                          -           (189)        (4,205)
         Other                                                                      100,381         90,581         86,932
       Maintenance                                                                   44,001         43,165         44,166
       Depreciation and amortization                                                 33,099         32,789         32,147
       Taxes other than income taxes                                                 37,145         34,664         35,414
       Federal and state income taxes (Note 9)                                       22,668         16,378         13,976

       Total operating expenses                                                     411,497        376,157        375,272

       OPERATING INCOME                                                              63,386         58,290         57,114
       OTHER INCOME (EXPENSE):
       Allowance for equity funds used during construction                            1,010            642            728
       Interest income                                                                  517            766          1,093
       Other, net                                                                     3,971          5,501          3,845
       Income taxes applicable to other income                                       (1,158)        (1,427)          (863)

       INCOME BEFORE INTEREST CHARGES                                                67,726         63,772         61,917

       INTEREST CHARGES:
       Interest on long-term debt                                                    17,688         22,357         23,656
       Allowance for debt funds used during construction                               (788)          (563)          (584)
       Interest on notes payable                                                      1,000            362            603
       Amortization of debt discount, premium, and expense, net                       1,262            630            377
       Other interest charges                                                           728            339            285

       Net interest charges                                                          19,890         23,125         24,337

       NET INCOME FROM CONTINUING OPERATIONS                                         47,836         40,647         37,580
       DISCONTINUED OPERATIONS (NOTE 1):
       Loss from operations of discontinued
         subsidiary, net of taxes                                                         -              -         (6,404)
       Loss on disposal of subsidiary, net of taxes                                       -              -         (5,455)

       Net loss from discontinued subsidiary                                              -              -        (11,859)

       NET INCOME                                                                    47,836         40,647         25,721
       DIVIDENDS ON PREFERRED STOCK                                                   5,400          3,857          3,094

       NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                           $     42,436   $     36,790   $     22,627


       The accompanying notes are an integral part of these statements.

       STATEMENTS OF CASH FLOWS
       For the Years ended December 31, 1993, 1992, and 1991
       Mississippi Power Company 1993 Annual Report



                                                                                           1993            1992              1991
                                                                                                  (in thousands)
       OPERATING ACTIVITIES:
       Net income                                                                $       47,836   $      40,647   $        25,721
       Adjustments to reconcile net income to net
             cash provided by operating activities --
                   Depreciation and amortization                                         45,660          41,472            41,773
                   Deferred income taxes and investment tax credits                       5,039          (5,473)          (11,871)
                   Allowance for equity funds used during construction                   (1,010)           (642)             (728)
                   Non-cash proceeds from settlement of disputed contracts (Note 7)           -            (189)           (4,071)
                   Other, net                                                             3,005           8,093            (4,982)
                   Changes in certain current assets and liabilities --
                     Receivables, net                                                    (4,347)          1,002            35,343
                     Inventories                                                         11,119             975            10,518
                     Payables                                                             4,133             460            (4,949)
                     Other                                                               (8,033)          6,095            11,433

       Net cash provided from operating activities                                      103,402          92,440            98,187

       INVESTING ACTIVITIES:
       Gross property additions                                                        (139,976)        (68,189)          (53,675)
       Other                                                                              7,562           4,235             2,148

       Net cash used for investing activities                                          (132,414)        (63,954)          (51,527)

       FINANCING ACTIVITIES:
       Proceeds:
             Capital contributions                                                       30,036              26                 -
             Preferred stock                                                             23,404          35,000                 -
             First mortgage bonds                                                        70,000          40,000            50,000
             Pollution control bonds                                                     38,875          23,300                 -
             Other long-term debt                                                             -               -               844
       Retirements:
             Preferred stock                                                            (23,404)              -            (4,118)
             First mortgage bonds                                                       (51,300)       (104,703)                -
             Pollution control bonds                                                    (25,885)        (23,650)             (300)
             Other long-term debt                                                        (8,170)         (6,212)           (8,958)
       Notes payable, net                                                                 9,000          26,500           (25,603)
       Payment of preferred stock dividends                                              (5,400)         (3,857)           (3,094)
       Payment of common stock dividends                                                (29,000)        (28,000)          (28,500)
       Miscellaneous                                                                     (5,683)         (7,821)             (839)

       Net cash provided from (used for) financing activities                            22,473         (49,417)          (20,568)

       NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (6,539)        (20,931)           26,092
       CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     7,417          28,348             2,256

       CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $          878   $       7,417   $        28,348

       SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during the year for --
             Interest (net of amount capitalized)                                       $15,697         $22,941           $24,802
             Income taxes                                                                29,009          19,514            17,980

       ( ) Denotes use of cash.
       The accompanying notes are an integral part of these statements.

       BALANCE SHEETS
       At December 31, 1993 and 1992
       Mississippi Power Company 1993 Annual Report


       ASSETS                                                                   1993              1992
                                                                                    (in thousands)
       UTILITY PLANT:
       Plant in service, at original cost (Notes 1 and 6)                  $   1,238,847   $    1,180,505
       Less accumulated provision for depreciation                               462,725          440,777

                                                                                 776,122          739,728
       Construction work in progress                                             108,063           41,692

       Total                                                                     884,185          781,420
       Less property-related accumulated deferred income taxes (Note 9)                -          142,338

       Total                                                                     884,185          639,082

       OTHER PROPERTY AND INVESTMENTS (NOTE 10)                                   11,289            4,539

       CURRENT ASSETS:
       Cash  and cash equivalents                                                    878            7,417
       Investment securities                                                           -            3,622
       Receivables-
         Customer accounts receivable                                             31,376           26,336
         Other accounts and notes receivable                                       5,581            5,757
         Affiliated companies                                                      6,698            3,532
         Accumulated provision for uncollectible accounts                           (737)            (508)
       Fossil fuel stock, at average cost                                         11,185           21,341
       Materials and supplies, at average cost                                    21,145           22,108
       Current portion of deferred fuel charges  (Note 5)                            440            1,861
       Prepayments                                                                 7,843            5,869
       Vacation pay deferred (Note 1)                                              4,797            4,651

       Total                                                                      89,206          101,986

       DEFERRED CHARGES:
       Debt expense and loss, being amortized                                     11,666           10,906
       Deferred fuel charges (Note 5)                                             17,520           25,255
       Deferred charges related to  income taxes (Note 9)                         25,267                -
       Miscellaneous                                                              10,073            9,515

       Total                                                                      64,526           45,676

       TOTAL ASSETS                                                        $   1,049,206   $      791,283

       The accompanying notes are an integral part of these statements.

       BALANCE SHEETS
       At December 31, 1993 and 1992
       Mississippi Power Company 1993 Annual Report


       CAPITALIZATION AND LIABILITIES                                               1993             1992
                                                                                       (in thousands)
       CAPITALIZATION (SEE ACCOMPANYING STATEMENTS):
       Common stock equity                                                 $     321,768   $      280,640
       Preferred stock                                                            74,414           74,414
       Long-term debt                                                            250,391          238,650

       Total                                                                     646,573          593,704

       CURRENT LIABILITIES:
       Long-term debt due within one year (Note 11)                               19,345            8,878
       Notes payable (Note 5)                                                     40,000           31,000
       Accounts payable-
         Affiliated companies                                                     10,197            6,202
         Other                                                                    50,731           37,348
       Customer deposits                                                           2,786            2,976
       Taxes accrued-
         Federal and state income (Note 9)                                           186            6,364
         Other                                                                    26,952           25,671
       Interest accrued                                                            4,237            3,961
       Miscellaneous                                                              14,120           15,614

       Total                                                                     168,554          138,014

       DEFERRED CREDITS AND OTHER LIABILITIES:
       Accumulated deferred income taxes (Note 9)                                123,206              169
       Accumulated deferred investment tax credits                                32,710           34,242
       Deferred credits related to income taxes (Note 9)                          48,228                -
       Accumulated provision for property damage (Note 1)                         10,538            9,294
       Miscellaneous                                                              19,397           15,860

       Total                                                                     234,079           59,565

       COMMITMENTS AND CONTINGENT MATTERS (NOTES 2, 3, 4, 5, AND 8)
       TOTAL CAPITALIZATION AND LIABILITIES                                $   1,049,206   $      791,283

       The accompanying notes are an integral part of these statements.






       STATEMENTS OF CAPITALIZATION
       At December 31, 1993 and 1992
       Mississippi Power Company 1993 Annual Report


                                                           1993                  1992        1993       1992
                                                                  (in thousands)            (percent of total)
       COMMON STOCK EQUITY:
       Common stock, without par value --
             Authorized -- 1,130,000 shares
             Outstanding -- 1,121,000 shares in
               1993 and 1992                              $  37,691             $  37,691
       Paid-in capital                                      154,362               124,326
       Premium on preferred stock                               372                   194
       Retained earnings  (Note 12)                         129,343               118,429

       Total common stock equity                            321,768               280,640       49.8 %    47.3 %

       CUMULATIVE PREFERRED STOCK:
       $100 par value --
             Authorized -- 1,244,139 shares
             Outstanding -- 744,139 shares in 1993
               and 1992
               4.40%                                          4,000                 4,000
               4.60%                                          2,010                 2,010
               4.72%                                          5,000                 5,000
               6.32%                                         15,000                     -
               6.65%                                          8,404                     -
               7.00%                                          5,000                 5,000
               7.25%                                         35,000                35,000
               8.44%                                              -                 8,404
               8.80%                                              -                15,000

       Total (annual dividend requirement -- $4,899,000)     74,414                74,414       11.5      12.5

       LONG-TERM DEBT:
       First mortgage bonds  --
             Maturity           Interest Rates
             June 1, 1994       4 5/8%                       10,000                10,000
             July 1, 1995       4 3/4%                       11,000                11,000
             August 1, 1996     6%                           10,000                10,000
             November 1, 1997   7 1/8%                            -                10,000
             March 1, 1998      5 3/8%                       35,000                     -
             2000 to 2003       6 5/8% to 7 5/8%             40,000                80,000
             May 1, 2021        9 1/4%                       48,700                50,000
             June 1, 2023       7.45%                        35,000                     -

       Total first mortgage bonds                           189,700               171,000
       Pollution control obligations (Note 10)               63,165                50,175
       Other long-term debt (Note 10)                        19,678                27,848
       Unamortized debt premium (discount), net              (2,807)               (1,495)

       Total long-term debt (annual interest
             requirement--$17,913,000)                      269,736               247,528
       Less amount due within one year (Note 11)             19,345                 8,878

       Long-term debt excluding amount due within
             one year                                       250,391               238,650       38.7      40.2

       TOTAL CAPITALIZATION                            $    646,573             $ 593,704      100.0 %   100.0 %

       The accompanying notes are an integral part of these statements.

       STATEMENTS OF RETAINED EARNINGS
       For the Years Ended December 31, 1993, 1992, and 1991
       Mississippi Power Company 1993 Annual Report



                                                                                       1993           1992           1991
                                                                                              (in thousands)
       BALANCE AT BEGINNING OF PERIOD                                          $    118,429   $    111,670   $    117,543
       Net income after dividends on preferred stock                                 42,436         36,790         22,627
       Cash dividends on common stock                                               (29,000)       (28,000)       (28,500)
       Preferred stock transactions  and other, net                                  (2,522)        (2,031)             -

       BALANCE AT END OF PERIOD (NOTE 12)                                      $    129,343   $    118,429   $    111,670



       STATEMENTS OF PAID-IN CAPITAL
       For the Years Ended December 31, 1993, 1992, and 1991


                                                                                       1993           1992           1991
                                                                                              (in thousands)
       BALANCE AT BEGINNING OF PERIOD                                          $    124,326   $    124,300   $    124,300
       Contributions to capital by parent company                                    30,036             26              -

       BALANCE AT END OF PERIOD                                                $    154,362   $    124,326   $    124,300



       The accompanying notes are an integral part of these statements.

   NOTES TO FINANCIAL STATEMENTS
   Mississippi Power Company 1993 Annual Report




   1. SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES

   GENERAL

   Mississippi Power Company is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), and various other subsidiaries related to foreign utility operations and domestic non-utility operations. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four southeastern states. Contracts among the companies--dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission
   (FERC) or the Securities and Exchange Commission. SCS provides, at cost, specialized services to The Southern Company and to the subsidiary companies. Southern Electric designs, builds, owns, and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants.

      The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. Mississippi Power is also subject to regulation by the FERC and the Mississippi Public Service Commission (MPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the respective commissions.

      The 1991 financial statements of the Company included the accounts of Electric City Merchandise Company, Inc. (Electric City), which discontinued operations in 1991. All significant intercompany transactions were eliminated in consolidation.

      Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

   REVENUES

   Mississippi Power accrues revenues for service rendered but unbilled at the end of each fiscal period. The Company's retail and wholesale rates include provisions to adjust billings for fluctuations in fuel and the energy component of purchased power. Retail rates also include provisions to adjust billings for fluctuations in costs for ad valorem taxes. Revenues are adjusted for differences between the recoverable fuel and ad valorem expenses and the amounts actually recovered in current rates.

   DEPRECIATION

   Depreciation of the original cost of depreciable utility plant in service is provided by using composite straight-line rates which approximated 3.1 percent in 1993 and 3.3 percent in 1992 and 1991. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired.

   INCOME TAXES

   Mississippi Power provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

      In years prior to 1993, income taxes were accounted for and reported under Accounting Principles Board Opinion No. 11. Effective January 1, 1993, Mississippi Power adopted FASB Statement No. 109, Accounting for Income Taxes. Statement No. 109 required, among other things, conversion to the liability method of accounting for accumulated deferred income taxes. See Note 9 to the financial statements for additional information about Statement No. 109.

   Mississippi Power Company 1993 Annual Report


   ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

   AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used to capitalize the cost of funds devoted to construction were 6.8 percent in 1993, 8.2 percent in 1992, and 9.8 percent in 1991. AFUDC (net of income taxes), as a percent of net income after dividends on preferred stock, was 3.5 percent in 1993,
   2.7 percent in 1992, and 4.8 percent in 1991.

   UTILITY PLANT

   Utility plant is stated at original cost. This cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repair, and replacement of minor items of property is charged to maintenance expense except for the maintenance of coal cars and a portion of the railway track maintenance, which are charged to fuel stock. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

   CASH AND CASH EQUIVALENTS

   For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

   FINANCIAL INSTRUMENTS

   In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, all financial instruments of the Company -- for which the carrying amount does not approximate fair value -- are shown in the table below as of December 31:

                          1993                      1992
                  Carrying     Fair         Carrying      Fair
                   Amount      Value         Amount      Value
                                 (in thousands)
    Investment
      securities        -           -        $   3,622 $  3,745
    Long-term
      debt       $269,736    $278,025          247,529  249,489

      The fair value of investment securities was based on listed closing market prices. The fair value for long-term debt was based on either closing market prices or closing prices of comparable instruments.

   MATERIALS AND SUPPLIES

   Generally, materials and supplies include the cost of transmission, distribution and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when used or installed.

   VACATION PAY

   Mississippi Power's employees earn their vacation in one year and take it in the subsequent year. However, for ratemaking purposes, vacation pay is recognized as an allowable expense only when paid. Consistent with this ratemaking treatment, the Company accrues a current liability for earned vacation pay and records a current asset representing the future recoverability of this cost. Such amounts were $4.8 million and $4.7 million at December 31, 1993 and 1992, respectively. In 1994, an estimated 80 percent of the 1993 deferred vacation cost will be expensed, and the balance will be charged to construction and other accounts.

   Mississippi Power Company 1993 Annual Report



   PROVISION FOR PROPERTY DAMAGE

   Due to the significant increase in the cost of traditional insurance, effective in 1993, Mississippi Power became self-insured for the full cost of storm and other damage to its transmission and distribution property. As permitted by regulatory authorities, the Company provided for the cost of storm, fire and other uninsured casualty damage by charges to income of $1.5 million in 1993, 1992, and 1991. The cost of repairing damage resulting from such events that individually exceed $50 thousand is charged to the accumulated provision to the extent it is available. As of December 31, 1993, the accumulated provision amounted to $10.5 million. Regulatory treatment by the MPSC allows a maximum accumulated provision of $10.9 million.

   DISCONTINUED OPERATIONS

   Electric City began operating as a subsidiary of Mississippi Power in October 1987 and was formally dissolved as of December 31, 1991. Under an agreement reached in October 1991, a portion of Electric City's assets, including inventory and fixed assets, was sold to a concern independent of Mississippi Power. The remaining assets and liabilities, which were not material, were transferred to the Company.

      The impact of Electric City on Mississippi Power's consolidated earnings in 1991 consisted of (a) a pretax operating loss of $10.2 million ($6.4 million after income taxes) and (b) the pretax loss of $8.7 million ($5.5 million after income taxes) resulting from the disposal of Electric City.

   2.  RETIREMENT BENEFITS:

   PENSION PLAN

   Mississippi Power has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat-dollar benefit. The Company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension fund are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

   POSTRETIREMENT BENEFITS

   Mississippi Power also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. A qualified trust for medical benefits has been established for funding amounts to the extent deductible under federal income tax regulations. Amounts funded are primarily invested in debt and equity securities. Accrued costs of life insurance benefits, other than current cash payments for retirees, currently are not being funded.

      Effective January 1, 1993, Mississippi Power adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. Statement No. 106 requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." Because the adoption of Statement No. 106 was reflected in rates, it did not have a material impact on net income.

      Prior to 1993, Mississippi Power recognized these benefit costs on an accrual basis using the "aggregate cost" actuarial method, which spreads the expected cost of such benefits over the remaining periods of employees' service as a level percentage of payroll costs. The total costs of such benefits recognized by the Company in 1992 and 1991 were $3.6 million and $3.0 million, respectively.

   Mississippi Power Company 1993 Annual Report


   STATUS AND COST OF BENEFITS

   Shown in the following tables are actuarial results and assumptions for pension and postretirement medical and life insurance benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. Retiree medical and life insurance information is shown only for 1993 because Statement No. 106 was adopted as of January 1, 1993, on a prospective basis. The funded status of the plans at December 31 was as follows:

                                                 Pension
                                            1993        1992
                                           (in thousands)
    Actuarial present value of
       benefit obligation:
         Vested benefits                $   73,735      $62,840
         Non-vested benefits                 3,245        2,773

    Accumulated benefit obligation          76,980       65,613
    Additional amounts related to
         projected salary increases         24,434       28,721

    Projected benefit obligation           101,414       94,334
    Less:
       Fair value of plan assets           154,224      138,507
       Unrecognized net gain               (49,239)     (40,456)
       Unrecognized prior service cost       3,590        3,809
       Unrecognized transition asset        (7,188)      (7,741)

    Prepaid asset (accrued liability)
         recognized in the
         Balance Sheets                 $      (27)     $  (215)




                                                 Postretirement
                                              Medical        Life
                                                1993         1993
     Actuarial present value of
        benefit obligation:
               Retirees and dependents         $10,408       $3,315
               Employees eligible to retire      3,752            -
               Other employees                  19,389        4,596

     Accumulated benefit
        obligation                              33,549        7,911
     Less:
        Fair value of plan assets                6,271           84
        Unrecognized net loss                    3,500         (632)
        Unrecognized transition
          obligation                            16,540        3,606

     Accrued liability recognized in
        the Balance Sheets                     $ 7,238       $4,853



      The weighted average rates assumed in the above actuarial calculations were:


                                   1993         1992       1991
    Discount                       7.5%         8.0%        8.0%
    Annual salary increase         5.0          6.0         6.0
    Long-term return on
       plan assets                 8.5          8.5         8.5


      An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 11.3 percent for 1993, decreasing gradually to 6.0 percent through the year 2000 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate by 1.0 percent would increase the accumulated medical benefit obligation as of December 31, 1993, by $6.4 million and the aggregate of the service and interest cost components of the net retiree medical cost by $722 thousand.

      Components of the plans' net cost are shown below:

                                              Pension
                                   1993        1992       1991
                                          (in thousands)
    Benefits earned during
       the year                  $  3,792    $  3,595   $  3,361
    Interest cost on
       projected benefit
       obligation                   7,296       6,886      6,345
    Actual return on plan
       assets                     (20,017)     (5,812)   (34,773)
    Net amortization and
       deferral                     8,741      (4,265)    25,833

    Net pension cost (income)    $   (188)   $    404   $    766



   Mississippi Power Company 1993 Annual Report


      Of the above net pension amounts recorded, ($170 thousand) in 1993, $269 thousand in 1992, and $576 thousand in 1991 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

                                        Postretirement
                                     Medical        Life
                                      1993          1993
                                        (in thousands)
    Benefits earned during the
         year                          $1,149    $299
    Interest cost on accumulated
         benefit obligation             2,187     624
    Amortization of transition
         obligation over 20 years         871     180
    Actual return on plan assets         (808)     (6)
    Net amortization and deferral         343       -

    Net postretirement cost            $3,742  $1,097



      Of the above net postretirement medical and life insurance costs recorded in 1993, $3.9 million was charged to operating expense and the remainder was charged to construction and other accounts.

   3.  LITIGATION AND REGULATORY MATTERS:

   RETAIL RATE ADJUSTMENT PLANS

   Mississippi Power's retail base rates have been set under a Performance Evaluation Plan (PEP) since 1986. During 1993, all matters related to the original PEP case were finally resolved when the Supreme Court of Mississippi granted a joint motion to dismiss pending appeals. Also in 1993, the MPSC ordered Mississippi Power to review and propose changes to the plan that would reduce the impact of rate changes on the customer and provide incentives for Mississippi Power to keep customer prices low. In response, Mississippi Power filed a revised plan and, on January 4, 1994, the MPSC approved PEP-2. The revised plan includes a mechanism for sharing rate adjustments based on the Company's ability to maintain low rates for customers and on the Company's performance as measured by three performance indicators that emphasize those factors which most directly impact the customers. PEP-2 provides for semiannual evaluations of Mississippi's performance-based return on investment, rather than on common equity as previously calculated. As in previous plans, any change in rates is limited to 2 percent of retail revenues per evaluation period before a public hearing is required. PEP-2 will remain in effect until the MPSC modifies or terminates the plan.

   ENVIRONMENTAL COMPLIANCE OVERVIEW PLAN

   The MPSC approved Mississippi Power's ECO Plan in 1992. The plan establishes procedures to facilitate the MPSC's overview of the Company's environmental strategy and provides for recovery of costs associated with environmental projects approved by the MPSC. Under the ECO Plan any increase in the annual revenue requirement is limited to 2 percent of retail revenues. However, the plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. The ECO Plan resulted in an annual retail rate increase of $2.6 million effective April 1993.

   FERC REVIEWS EQUITY RETURNS AND OTHER REGULATORY MATTERS

   In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power and other similar contracts, including the Company's Transmission Facilities Agreement (TFA) discussed in Note 8 under "Lease Agreements." Any changes in rate of return on common equity that may occur as a result of this proceeding would be effective 60 days after a proper notice of the proceeding is published. A notice was published on May 10, 1991.

      In August 1992, an administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

      The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on Mississippi Power's financial statements.

      In 1988, the Company and its operating affiliates filed with the FERC a contract governing the pricing and other aspects of power transactions among the companies. In 1989, the FERC ordered hearings on the contract and made revenues collected under the contract subject to refund. In 1992, the

   Mississippi Power Company 1993 Annual Report

   FERC ruled that certain production costs under the contract had not been properly classified and ordered that the contract be revised and that refunds be made. Under reconsideration, the FERC determined that refunds were not necessary and ordered that its mandated changes in computing certain expenses under the system interchange contract become effective in August 1993. The changes mandated by the FERC will not materially affect the Company's net income.

   WHOLESALE RATE FILING

   On September 1, 1993, Mississippi Power filed a $3.6 million wholesale rate increase request with the FERC. Prior to this filing, the Company conferred and negotiated a settlement with all of its wholesale all requirements customers, who have executed a Settlement Agreement and Certificates of Concurrence to be included in this filing with the FERC. The Company is awaiting a response from the FERC.

   RETAIL RATEPAYERS' SUITS CONCLUDED

   In 1989, three retail ratepayers of the Company filed a civil complaint in the U.S. District Court for the Southern District of Mississippi against Mississippi Power and other parties. The complaint alleged that Mississippi Power obtained excessive rate increases by improper accounting for spare parts and sought actual damages estimated to be at least $10 million, plus treble and punitive damages, on behalf of all retail ratepayers of the Company for alleged violations of the federal Racketeer Influenced and Corrupt Organizations Act, federal and state antitrust laws, other federal and state statutes, and common law fraud. Mississippi Power also was named as a defendant, together with other parties in a similar civil action filed in the U.S. District Court for the Northern District of Florida. The defendants' motions for dismissal were granted by the courts, resolving these suits.

   4.  CONSTRUCTION PROGRAM:

   Mississippi Power is engaged in continuous construction programs, the costs of which are currently estimated to total some $96 million in 1994, $62 million in 1995, and $98 million in 1996. These estimates include AFUDC of $1.6 million in 1994, $1.6 million in 1995, and $2.7 million in 1996.

      The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment and materials; and cost of capital. The Company does not have any new baseload generating plants under construction. However, the construction of a combustion turbine generation unit of 78 megawatts was completed in February 1994. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

      See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act and other environmental matters.

   5.  FINANCING AND COMMITMENTS:

   FINANCING

   Mississippi Power's construction program is expected to be financed from internal and other sources, such as the issuance of additional long-term debt and preferred stock and the receipt of capital contributions from The Southern Company.

      The amounts of first mortgage bonds and preferred stock which can be issued in the future will be contingent upon market conditions, adequate earnings levels, regulatory authorizations and other factors. See Management's Discussion and Analysis under "Sources of Capital" for information regarding the Company's coverage requirements.

      At December 31, 1993, Mississippi Power had committed credit agreements (360 day committed lines) with banks for $21 million. Additionally, Mississippi Power had $70 million of unused committed credit agreements in the form of revolving credit agreements expiring December 1, 1996. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option. In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks.

      As of December 31, 1993, Mississippi Power had $40 million in short-term bank borrowings all of which were made apart from committed credit arrangements.

   Mississippi Power Company 1993 Annual Report


   ASSETS SUBJECT TO LIEN

      Mississippi Power's mortgage indenture dated as of September 1, 1941, as amended and supplemented, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all the Company's fixed property and franchises.

   FUEL COMMITMENTS

   To supply a portion of the fuel requirements of its generating plants, Mississippi Power has entered into various long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum production levels, and other financial commitments. Total estimated obligations were approximately $243 million at December 31, 1993. Additional commitments for fuel will be required in the future to supply the Company's fuel needs.

      In order to take advantage of lower cost coal supplies, agreements were reached in December 1986 to terminate two contracts for the supply of coal to Plant Daniel, which is jointly owned by Mississippi Power and Gulf Power, an operating affiliate. The Company's portion of this payment was about $60 million. In accordance with the ratemaking treatment, the cost to terminate the contracts is being amortized through 1995 to match costs with savings achieved. The remaining unamortized amount of Mississippi Power's share of principal payments to the suppliers including the current portion totaled $18 million at December 31, 1993.

   6.  JOINT OWNERSHIP AGREEMENTS:

   Mississippi Power and Alabama Power own as tenants in common Greene County Electric Generating Plant (coal) located in Alabama; and Mississippi Power and Gulf Power own as tenants in common Daniel Electric Generating Plant
   (coal) located in Mississippi. At December 31, 1993, Mississippi Power's percentage ownership and investment in these jointly owned facilities were as follows:

                   Total                Company's
     Generating  Megawatts   Percent      Gross       Accumulated
        Plant    Capacity   Ownership   Investment    Depreciation
                                              (in thousands)
     Greene
      County        500        40%        $59,897       $28,365

     Daniel       1,000        50%        218,462        82,778

      Mississippi Power's share of plant operating expenses is included in the corresponding operating expenses in the Statements of Income.

   7. LONG-TERM POWER SALES AGREEMENTS:

   GENERAL

   Mississippi Power and the other operating affiliates of The Southern Company have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside of the system's service area. Some of these agreements (unit power sales) are firm commitments and pertain to capacity related to specific generating units. Mississippi Power's participation in firm production capacity unit power sales ended in January 1989. However, the Company continues to participate in transmission and energy sales under the unit power sales agreements. The other agreements (other long-term sales) are non-firm commitments and are based on capacity of the system in general. Because the energy is generally sold at variable costs under these agreements, only revenues from capacity sales affect profitability. Off-system capacity revenues for the Company have been as follows:

                                    Other
    Year         Unit Power       Long-Term      Total
                             (in thousands)
    1993            $1,571          $2,620       $4,191
    1992             2,168           1,405        3,573
    1991             1,510           1,204        2,714

      Long-term non-firm power of 400 megawatts was sold in 1993 by the Southern electric system to Florida Power Corporation. In January 1994, this amount decreased to 200 megawatts, and the contract will expire at year-end.

   Mississippi Power Company 1993 Annual Report



   GULF STATES SETTLEMENT COMPLETED

   On November 7, 1991, subsidiaries of The Southern Company entered into a settlement agreement with Gulf States that resolved litigation between the companies that had been pending since 1986 and arose out of a dispute over certain unit power and other long-term power sales contracts. In 1993, all remaining terms and obligations of the settlement agreement were satisfied.

      Based on the value of the settlement proceeds received -- less the amounts previously included in income -- Mississippi Power recorded an increase in net income of approximately $2.6 million in 1991.

   8. LEASE AGREEMENTS:

   In 1984, Mississippi Power and Gulf States entered into a forty-year transmission facilities agreement whereby Gulf States began paying a use fee to the Company covering all expenses relative to ownership and operation and maintenance of a 500 kV line, including amortization of its original $57 million cost. In 1993, 1992, and 1991 the use fees collected under the agreement, net of related expenses, amounted to $3.9 million, $3.9 million and $4.0 million, respectively, and are included with other income, net, in the Statements of Income. For other information see Note 3 under "FERC Reviews Equity Returns and Other Regulatory Matters."

      In 1989, Mississippi Power entered into a twenty-two year operating lease agreement for the use of 495 aluminum railcars to transport coal to Plant Daniel. Gulf Power, as joint owner of Plant Daniel, is responsible for one half of the lease costs. The Company's share of the lease is charged to fuel inventory and allocated to fuel expense as the fuel is used. The lease costs charged to inventory were $1.2 million in 1993, $1.2 million for 1992 and $1.3 million for 1991. For the year 1994, the Company's annual lease payment will be $1.2 million. The Company's annual lease payment for 1995 will be $2.4 million and for 1996, 1997, and in 1998 the payment will be $1.2 million. Lease payments after 1998 total approximately $17.4 million. The Company has the option after three years to purchase the railcars at the greater of termination value or fair market value. Additionally, at the end of the lease term, Mississippi Power has the option to renew the lease.

   9. INCOME TAXES:

   Effective January 1, 1993, Mississippi Power adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption of Statement No. 109 resulted in cumulative adjustments that had no effect on net income. The adoption also resulted in the recording of additional deferred income taxes and related assets and liabilities. The related assets of $25 million are revenues to be received from customers. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The related liabilities of $48 million are revenues to be refunded to customers. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and unamortized investment tax credits. Additionally, deferred income taxes related to accelerated tax depreciation previously shown as a reduction to utility plant were reclassified.

   Mississippi Power Company 1993 Annual Report


      Details of the federal and state income tax provisions are shown below:

                                 1993        1992        1991
                                        (in thousands)
    Total provision for
       income taxes
    Federal --
     Currently payable        $15,842     $20,286    $16,984
     Deferred --current year    5,158      (1,578)    (2,404)
              --reversal of
               prior years       (820)     (3,931)    (8,446)
    Deferred investment tax
     credits                        -           -         (2)

                               20,180      14,777      6,132

    State --
     Currently payable          2,945       2,992      2,709
     Deferred --current         1,339         218       (223)
               --reversal of
                prior years      (638)       (182)      (796)

                                3,646       3,028      1,690

    Total                      23,826      17,805      7,822
    Less income taxes
      charged (credited) to:        -
       Disposal of subsidiary                   -     (3,245)
       Other income             1,158       1,427     (2,909)

    Federal and state
     income taxes charged
     to operations            $22,668     $16,378    $13,976


      The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities are as follows:

                                            1993
                                       (in thousands)
    Deferred tax liabilities:
        Accelerated depreciation            $130,299
        Basis differences                     11,332
        Coal contract buyouts                  6,870
        Other                                 18,719

    Total                                    167,220

    Deferred tax assets:
        Other property basis differences      28,779
        Pension and other benefits             4,625
        Property insurance                     4,031
        Unbilled fuel                          4,205
        Other                                  5,562

    Total                                     47,202

    Net deferred tax liabilities
      (assets)                               120,018
    Portion included in current assets,
      net                                      3,188
    Accumulated deferred income taxes
      in the Balance Sheets                 $123,206



      In 1989, under order of the MPSC, Mississippi Power began amortizing deferred income taxes not covered by the Internal Revenue Service normalization requirements, that had been recorded at rates higher than those specified by the current statutory income tax rules. This amortization occurred over a 60-month period, the effect of which was a reduction of income tax expense of approximately $2.7 million per year. At December 31, 1993, this tax rate differential was fully amortized.

      Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $1.5 million in 1993, $1.4 million in 1992 and $1.5 million in 1991. At December 31, 1993, all investment tax credits available to reduce federal income taxes payable had been utilized.

   Mississippi Power Company 1993 Annual Report


      The total provision for income taxes as a percentage of pre-tax income and the differences between those effective rates and the statutory federal tax rates were as follows:

                                     1993     1992      1991
    Total effective tax rate          33%      30%       23%
    State income tax, net of
      federal income tax benefit      (3)      (3)       (3)
    Tax rate differential              4        6        11
    Other                              1        1         3

    Statutory federal tax rate        35%      34%       34%

      Mississippi Power and its affiliates file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis, and consolidated tax savings are allocated to each company based on its ratio of taxable income to total consolidated taxable income.

   10.  OTHER LONG-TERM DEBT:

   Details of other long-term debt are as follows:

                                            December 31,
                                          1993        1992
                                          (in thousands)
    Obligations incurred in
      connection with the sale by
      public authorities of
      tax-exempt pollution control
      revenue bonds:

    Collateralized --
      5.80% due 2007                   $   990     $19,000
      Variable rate due 2020             6,550       6,550
      Variable rate due 2022            16,750      16,750
      6.20% due 2023                    13,000        -
      5.65% due 2023                    25,875        -
    Non-collateralized --
      5.90% due 2003                      -          7,875

                                        63,165      50,175
    Notes payable:
      8.25% due 1993-1995               17,520      25,255
      7.50% due 1993-1995                2,158       2,593

                                        19,678      27,848

      Total                            $82,843     $78,023



      Pollution control obligations represent installment or lease purchases of pollution control facilities financed by application of funds derived from sales by public authorities of tax-exempt revenue bonds. Mississippi Power has authenticated and delivered to the Trustee a like principal amount of first mortgage bonds as security for obligations under collateralized installment agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under these agreements. The 5.8% Series of pollution control obligations has a cash sinking fund requirement of $10 thousand annually through 1997 and $20 thousand in 1998.

      At December 31, 1993, under "Other Property and Investments" approximately $6 million related to the 6.20% Series of Pollution Control Obligations remains available for completion of certain solid waste disposal facilities.

      The 8.25 percent notes payable relate to the termination of two coal contracts. See Note 5 under "Fuel Commitments" for information on these coal contracts.

      The annual estimated maturities of total notes payable are $8.8 million in 1994 and $10.8 million in 1995.

   Mississippi Power Company 1993 Annual Report


   11.  LONG-TERM DEBT DUE WITHIN ONE YEAR:

   A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year is as follows:

                                       1993           1992
                                         (in thousands)
    Bond improvement
        fund requirements            $1,902         $1,710

    Less:
        Portion to be
        satisfied by certifying
        property additions            1,402          1,210

    Cash improvement fund
        requirements                    500            500
    First mortgage bond
        maturities and
        redemptions                  10,000              -
    Pollution control bond
        cash sinking fund
        requirements (Note 10)           10            245
    Current portion of notes
        payable (Note 10)             8,835          8,133

    Total                           $19,345         $8,878



      The first mortgage bond improvement fund requirement is one percent of each outstanding series authenticated under the indenture of Mississippi Power prior to January 1 of each year, other than first mortgage bonds issued as collateral security for certain pollution control obligations. The requirement must be satisfied by June 1 of each year by depositing cash or reacquiring bonds, or by pledging additional property equal to 166-2/3 percent of such requirement.

   12.  COMMON STOCK DIVIDEND RESTRICTIONS:

   Mississippi Power's first mortgage bond indenture and the Articles of Incorporation contain various common stock dividend restrictions. At December 31, 1993, $86 million of retained earnings was restricted against the payment of cash dividends on common stock under the most restrictive terms of the mortgage indenture or Articles of Incorporation.

   13. QUARTERLY FINANCIAL DATA  (UNAUDITED):

   Summarized quarterly financial data for 1993 and 1992 are as follows:

                                                    Net Income
                                                 After Dividends
    Quarter            Operating     Operating         On
    Ended              Revenues       Income     Preferred Stock
    March 1993         $101,552       $ 9,529       $  4,424
    June 1993           117,764        18,147         11,852
    September 1993      148,102        22,377         16,560
    December 1993       107,465        13,333          9,600

    March 1992         $ 94,931       $11,400       $  6,001
    June 1992           109,199        17,011         11,422
    September 1992      129,018        18,911         13,008
    December 1992       101,299        10,968          6,359

      Mississippi Power's business is influenced by seasonal weather conditions and the timing of rate changes.

SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1993 Annual Report

                                                        1993        1992        1991
OPERATING REVENUES (IN THOUSANDS)                 $  474,883  $  434,447    $432,386
NET INCOME AFTER DIVIDENDS
          ON PREFERRED STOCK (IN THOUSANDS)       $   42,436  $   36,790    $ 22,627
CASH DIVIDENDS ON COMMON STOCK (IN THOUSANDS)     $   29,000  $   28,000    $ 28,500
RETURN ON AVERAGE COMMON EQUITY (PERCENT)              14.09       13.27        8.17
TOTAL ASSETS (IN THOUSANDS)                       $1,049,206  $  791,283    $790,641
GROSS PROPERTY ADDITIONS (IN THOUSANDS)           $  139,976  $   68,189    $ 53,675

CAPITALIZATION (IN THOUSANDS):
Common stock equity                               $  321,768  $  280,640    $273,855
Preferred stock                                       74,414      74,414      39,414
Preferred stock subject to mandatory redemption            -           -           -
Long-term debt                                       250,391     238,650     304,150

Total (excluding amounts due within one year)     $  646,573  $  593,704    $617,419

CAPITALIZATION RATIOS (PERCENT):
Common stock equity                                     49.8        47.3        44.4
Preferred stock                                         11.5        12.5         6.4
Long-term debt                                          38.7        40.2        49.2

Total (excluding amounts due within one year)          100.0       100.0       100.0

FIRST MORTGAGE BONDS (IN THOUSANDS):
Issued                                                70,000      40,000      50,000
Retired                                               51,300     104,703           -
PREFERRED STOCK (IN THOUSANDS):
Issued                                                23,404      35,000           -
Retired                                               23,404           -       4,118

Security Ratings:
First Mortgage Bonds -
          Moody's                                         A1          A1          A1
          Standard and Poor's                             A+          A+          A+
          Duff & Phelps                                   A+          A+          A+
Preferred Stock -
          Moody's                                         a1          a1          a1
          Standard and Poor's                              A           A           A
          Duff & Phelps                                    A           A           A

CUSTOMERS (YEAR-END):
Residential                                          151,692     150,248     148,978
Commercial                                            28,648      28,056      27,441
Industrial                                               570         573         562
Other                                                    190         189         400

Total                                                181,100     179,066     177,381

EMPLOYEES (YEAR-END)                                   1,586       1,619       1,630



SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1993 Annual Report


       1990        1989        1988        1987        1986        1985        1984        1983
   $446,871    $442,650    $437,939    $455,843    $476,265    $475,610    $442,507    $414,595

   $ 34,176    $ 38,576    $ 36,081    $ 35,200    $ 33,814    $ 33,330    $ 31,380    $ 35,404
   $ 27,500    $ 27,000    $ 27,600    $ 24,700    $ 23,700    $ 22,600    $ 21,000    $ 18,900
      12.36       14.43       14.03       14.68       15.28       15.83       15.74       19.74
   $800,026    $786,570    $779,319    $764,068    $767,110    $679,577    $660,530    $649,373
   $ 49,009    $ 43,916    $ 54,550    $ 53,288    $ 62,488    $ 57,791    $ 37,290    $ 72,277


   $279,833    $273,157    $261,473    $252,992    $226,601    $216,087    $205,018    $193,609
     39,414      39,414      39,414      39,414      39,414      39,414      39,414      39,414
      3,750       4,500       5,250       6,750       8,250       9,750      10,500      11,250
    270,724     277,693     287,525     294,811     299,684     261,594     267,051     267,271

   $593,721    $594,764    $593,662    $593,967    $573,949    $526,845    $521,983    $511,544


       47.1        45.9        44.1        42.6        39.5        41.0        39.3        37.9
        7.3         7.4         7.5         7.8         8.3         9.3         9.5         9.9
       45.6        46.7        48.4        49.6        52.2        49.7        51.2        52.2

      100.0       100.0       100.0       100.0       100.0       100.0       100.0       100.0


          -           -           -           -      35,000           -           -           -
      4,000       3,823           -      29,701      29,250         250         250       3,246

          -           -           -           -           -           -           -           -
        750         750       1,500       1,500       1,500       1,111         639         750



         A1          A1          A1          A1          A1          A1          A1          A3
         A+          A+          A+          A+          A+           A           A           A
         A+          A+           5           5           5           5           5           6

         a1          a1          a1          a1          a1          a1          a1          a3
          A           A           A           A           A           A           A           A
          A           A           6           6           6           6           6           6


    147,738     147,308     146,750     146,273     145,809     145,071     142,846     140,730
     27,134      26,867      26,751      26,342      26,217      25,629      25,404      24,467
        574         525         478         438         393         371         348         344
        411         404         399         389         363         356         356         366

    175,857     175,104     174,378     173,442     172,782     171,427     168,954     165,907

      1,842       1,750       1,831       1,898       1,882       1,801       1,669       1,653


    SELECTED FINANCIAL AND OPERATING DATA (continued)
    Mississippi Power Company 1993 Annual Report


                                                                      1993        1992        1991
    OPERATING REVENUES (IN THOUSANDS):
    Residential                                                $   118,793  $  109,781  $  103,820
    Commercial                                                     115,152     107,131     103,666
    Industrial                                                     130,198     117,010     116,972
    Other                                                            3,760       3,533       5,869

    Total retail                                                   367,903     337,455     330,327
    Sales for resale - non-affiliates                               83,511      80,213      78,826
    Sales for resale - affiliates                                   15,519      10,055      18,044

    Total revenues from sales of electricity                       466,933     427,723     427,197
    Other revenues                                                   7,950       6,724       5,189

    Total                                                      $   474,883  $  434,447  $  432,386

    KILOWATT-HOUR SALES (IN THOUSANDS):
    Residential                                                  1,929,835   1,804,858   1,832,266
    Commercial                                                   1,933,685   1,811,042   1,768,441
    Industrial                                                   3,623,543   3,536,634   3,297,247
    Other                                                           38,357      38,261      89,375

    Total retail                                                 7,525,420   7,190,795   6,987,329
    Sales for resale - non-affiliates                            2,544,982   2,687,917   2,706,320
    Sales for resale - affiliates                                  426,919     280,443     617,696

    Total                                                       10,497,321  10,159,155  10,311,345

    AVERAGE REVENUE PER KILOWATT-HOUR (CENTS):
    Residential                                                       6.16        6.08        5.67
    Commercial                                                        5.96        5.92        5.86
    Industrial                                                        3.59        3.31        3.55
    Total retail                                                      4.89        4.69        4.73
    Total sales                                                       4.45        4.21        4.14
    RESIDENTIAL AVERAGE ANNUAL KILOWATT-HOUR USE PER CUSTOMER       12,780      12,066      12,338
    RESIDENTIAL AVERAGE ANNUAL REVENUE PER CUSTOMER            $    786.71  $   733.90  $   699.11
    PLANT NAMEPLATE CAPACITY RATINGS (YEAR-END) (MEGAWATTS)          2,011       2,011       2,011
    MAXIMUM PEAK-HOUR DEMAND (MEGAWATTS):
    Winter                                                           1,401       1,386       1,267
    Summer                                                           1,872       1,755       1,682
    Annual Load Factor (percent)                                      60.0        60.8        61.5
    Plant Availability - Fossil-Steam (percent)                       88.0        92.0        89.8

    SOURCE OF ENERGY SUPPLY (PERCENT):
    Coal                                                              63.5        60.4        64.1
    Oil and gas                                                        7.6         5.8         8.1
    Purchased power -
      From non-affiliates                                              1.3         1.2         0.7
      From affiliates                                                 27.6        32.6        27.1

    Total                                                            100.0       100.0       100.0

    TOTAL FUEL ECONOMY DATA:
    BTU per net kilowatt-hour generated                             10,075       9,888      10,142
    Cost of fuel per million BTU (cents)                            170.13      162.27      177.52
    Average cost of fuel per net kilowatt-hour generated (cents)      1.71        1.60        1.80


SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1993 Annual Report


       1990        1989        1988        1987        1986        1985        1984        1983
$   102,243   $ 100,068   $  96,711   $  98,338   $ 101,984   $  96,878  $   92,955  $   92,868
    103,352     103,403      98,772      98,669     100,521      96,883      91,500      91,822
    123,754     128,983     123,038     129,004     134,501     129,495     128,951     117,336
      6,078       5,992       5,874       5,723       5,882       5,884       5,704       5,784

    335,427     338,446     324,395     331,734     342,888     329,140     319,110     307,810
     86,194      82,111      75,525      88,060     107,270     115,757     106,691      81,511
     20,157      16,938      33,747      31,278      21,669      27,277      13,226      20,425

    441,778     437,495     433,667     451,072     471,827     472,174     439,027     409,746
      5,093       5,155       4,272       4,771       4,438       3,436       3,480       4,849

$   446,871   $ 442,650   $ 437,939   $ 455,843   $ 476,265   $ 475,610  $  442,507  $  414,595


  1,804,838   1,741,855   1,686,722   1,658,327   1,674,407   1,603,539   1,535,329   1,488,945
  1,718,074   1,686,302   1,607,988   1,555,044   1,544,899   1,500,972   1,415,153   1,384,385
  3,311,460   3,204,208   2,879,457   2,862,632   2,877,026   2,786,883   2,768,877   2,405,915
     85,938      87,611      86,049      81,153      81,352      83,142      78,198      79,605

  6,920,310   6,719,976   6,260,216   6,157,156   6,177,684   5,974,536   5,797,557   5,358,850
  2,883,581   2,798,086   2,280,341   2,615,058   2,382,443   2,819,439   2,656,738   2,097,287
    714,365     527,970   1,100,808     955,303     704,461     733,142     285,562     303,487

 10,518,256  10,046,032   9,641,365   9,727,517   9,264,588   9,527,117   8,739,857   7,759,624


       5.66        5.74        5.73        5.93        6.09        6.04        6.05        6.24
       6.02        6.13        6.14        6.35        6.51        6.45        6.47        6.63
       3.74        4.03        4.27        4.51        4.68        4.65        4.66        4.88
       4.85        5.04        5.18        5.39        5.55        5.51        5.50        5.74
       4.20        4.35        4.50        4.64        5.09        4.96        5.02        5.28
     12,228      11,842      11,499      11,356      11,498      11,135      10,814      10,650
$    692.70  $   680.32   $  659.30   $  673.41   $  700.32   $  672.71  $   654.74  $   664.27
      1,998       1,998       1,966       1,966       1,966       1,966       1,966       1,966

      1,201       1,556       1,284       1,224       1,208       1,310       1,210       1,156
      1,724       1,682       1,621       1,548       1,612       1,444       1,421       1,445
       59.0        58.8        57.6        59.0        56.8        61.0        59.8        54.8
       93.3        94.0        93.0        93.5        93.2        92.4        93.1        93.7


       62.6        63.4        86.3        79.4        74.1        74.1        67.5        69.9
       14.0        13.5         4.8         5.3         5.1         2.8         2.5         4.3

        0.8         0.5         0.4         0.3         2.0         0.4         0.2         0.5
       22.6        22.6         8.5        15.0        18.8        22.7        29.8        25.3

      100.0       100.0       100.0       100.0       100.0       100.0       100.0       100.0


     10,319      10,159      10,220      10,525      10,569      10,396      10,385      10,491
     183.27      178.38      185.13      194.46      224.63      235.24      236.45      240.47
       1.89        1.81        1.89        2.05        2.37        2.45        2.46        2.52



    STATEMENTS OF INCOME
    Mississippi Power Company


    FOR THE YEARS ENDED DECEMBER 31,                                      1993        1992          1991

    (Thousands of Dollars)

    OPERATING REVENUES:
        Revenues                                                       $  459,364   $   424,392   $   414,342
        Revenues from affiliates                                           15,519        10,055        18,044

    Total operating revenues                                              474,883       434,447       432,386

    OPERATING EXPENSES:
        Operation --
         Fuel                                                             113,986        96,743       120,485
         Purchased power from non-affiliates                                2,198         1,337           851
         Purchased power from affiliates                                   58,019        60,689        45,506
         Proceeds from settlement of disputed contracts                         -          (189)       (4,205)
         Other                                                            100,381        90,581        86,932
        Maintenance                                                        44,001        43,165        44,166
        Depreciation and amortization                                      33,099        32,789        32,147
        Taxes other than income taxes                                      37,145        34,664        35,414
        Federal and state income taxes                                     22,668        16,378        13,976

    Total operating expenses                                              411,497       376,157       375,272

    OPERATING INCOME:                                                      63,386        58,290        57,114
    OTHER INCOME (EXPENSE):
        Allowance for equity funds used during construction                 1,010           642           728
        Interest income                                                       517           766         1,093
        Other, net                                                          3,971         5,501         3,845
        Income taxes applicable to other income                            (1,158)       (1,427)         (863)

    INCOME BEFORE INTEREST CHARGES                                         67,726        63,772        61,917

    INTEREST CHARGES:
        Interest on long-term debt                                         17,688        22,357        23,656
        Allowance for debt funds used during construction                    (788)         (563)         (584)
        Interest on notes payable                                           1,000           362           603
        Amortization of debt discount, premium, and expense, net            1,262           630           377
        Other interest charges                                                728           339           285

    Net interest charges                                                   19,890        23,125        24,337

    NET INCOME FROM CONTINUING OPERATIONS                                  47,836        40,647        37,580

    DISCONTINUED OPERATIONS:
        Loss from operations of discontinued subsidiary, net of taxes           -             -        (6,404)
        Loss on disposal of discontinued subsidiary, net of taxes               -             -        (5,455)
    NET LOSS FROM DISCONTINUED OPERATIONS                                       -             -       (11,859)
    INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN METHOD
            OF RECORDING REVENUES                                          47,836        40,647        25,721
    Cumulative effect as of January 1, 1983, of accruing
        unbilled revenues--less income taxes of $6,326(000)                     -             -             -

    NET INCOME                                                             47,836        40,647        25,721
    DIVIDENDS ON PREFERRED STOCK                                            5,400         3,857         3,094

    NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                      $   42,436   $    36,790   $    22,627

    Pro Forma Net Income After Dividends on Preferred Stock
        Assuming Change in Method of Recording
        Revenues Was Applied Retroactively                             $   42,436   $    36,790   $    22,627

    STATEMENTS OF INCOME
    Mississippi Power Company


       1990        1989        1988        1987       1986        1985        1984       1983

    $ 426,714 $   425,712 $   404,192 $   424,565 $  454,596 $   448,333 $   429,281 $  394,170
       20,157      16,938      33,747      31,278     21,669      27,277      13,226     20,425

      446,871     442,650     437,939     455,843    476,265     475,610     442,507    414,595



      138,303     133,671     165,912     167,165    183,515     188,477     158,793    153,816
        1,406       1,266       1,257       1,108      4,671       1,807         836        834
       49,547      47,066      19,270      36,114     46,322      56,522      70,202     49,637
            -           -           -           -          -           -           -          -
       83,730      84,820      83,542      81,331     70,009      58,528      53,447     53,922
       33,368      35,658      33,412      33,974     31,368      39,509      31,826     24,921
       30,770      28,001      26,610      26,210     30,293      25,412      24,170     23,322
       32,709      32,435      29,638      27,882     26,145      23,930      24,495     24,426
       17,144      18,387      20,313      23,888     30,881      29,142      26,525     29,067

      386,977     381,304     379,954     397,672    423,204     423,327     390,294    359,945

       59,894      61,346      57,985      58,171     53,061      52,283      52,213     54,650

          307         903         850         608      1,030         693         820      1,845
          829       1,096       1,030       1,121        864       1,326       1,325      3,120
        6,297       6,013       6,399       7,065      8,983       9,867       6,482       (369)
       (1,666)     (1,392)     (1,148)     (2,507)    (3,517)     (3,880)     (2,555)    (1,233)

       65,661      67,966      65,116      64,458     60,421      60,289      58,285     58,013


       22,221      21,685      22,271      24,139     22,707      22,684      22,678     22,816
         (600)       (821)       (595)       (652)      (770)       (434)     (1,800)    (1,858)
        1,142         689         341         558        252           -       1,082          -
          359         362         363         388        245         146         148        148
          333         566         522         601        283         562         754      4,152

       23,455      22,481      22,902      25,034     22,717      22,958      22,862     25,258

       42,206      45,485      42,214      39,424     37,704      37,331      35,423     32,755


       (4,669)     (3,459)     (2,549)       (487)         -           -           -          -
            -           -           -           -          -           -           -          -
       (4,669)     (3,459)     (2,549)       (487)         -           -           -          -

       37,537      42,026      39,665      38,937     37,704      37,331      35,423     32,755

            -           -           -           -          -           -           -      6,799

       37,537      42,026      39,665      38,937     37,704      37,331      35,423     39,554
        3,361       3,450       3,584       3,737      3,890       4,001       4,043      4,150

    $  34,176 $    38,576 $    36,081 $    35,200 $   33,814 $    33,330 $    31,380 $   35,404

    $  34,176 $    38,576 $    36,081 $    35,200 $   33,814 $    33,330 $    31,380 $   28,605


    STATEMENTS OF CASH FLOWS
    Mississippi Power Company


    For the Years Ended December 31,                                        1993         1992         1991

    (Thousands of Dollars)

    OPERATING ACTIVITIES:
    Net income                                                          $   47,836   $   40,647   $   25,721
    Adjustments to reconcile net income to net
           cash provided by operating activities --
            Depreciation and amortization                                   45,660       41,472       41,773
            Deferred income taxes, net                                       5,039       (5,473)     (11,869)
            Deferred investment tax credits, net                                 -            -           (2)
            Allowance for equity funds used during construction             (1,010)        (642)        (728)
            Non-cash proceeds from settlement of disputed contracts              -         (189)      (4,071)
            Other, net                                                       3,005        8,093       (4,982)
            Changes in certain current assets and liabilities --
             Receivables, net                                               (4,347)       1,002       35,343
             Inventories                                                    11,119          975       10,518
             Payables                                                        4,133          460       (4,949)
             Other                                                          (8,033)       6,095       11,433

    Net cash provided from operating activities                            103,402       92,440       98,187

   INVESTING ACTIVITIES:
    Gross property additions                                              (139,976)     (68,189)     (53,675)
    Other                                                                    7,562        4,235        2,148

    Net cash used for investing activities                                (132,414)     (63,954)     (51,527)

    FINANCING ACTIVITIES AND CAPITAL CONTRIBUTIONS:
    Proceeds:
           Preferred stock                                                  23,404       35,000            -
           First mortgage bonds                                             70,000       40,000       50,000
           Pollution control bonds                                          38,875       23,300            -
           Other long-term debt                                                  -            -          844
           Capital contributions                                            30,036           26            -
    Redemptions:
           Preferred stock                                                 (23,404)           -       (4,118)
           First mortgage bonds                                            (51,300)    (104,703)           -
           Pollution control bonds                                         (25,885)     (23,650)        (300)
           Other long-term debt                                             (8,170)      (6,212)      (8,958)
    Notes payable, net                                                       9,000       26,500      (25,603)
    Payment of preferred stock dividends                                    (5,400)      (3,857)      (3,094)
    Payment of common stock dividends                                      (29,000)     (28,000)     (28,500)
    Miscellaneous                                                           (5,683)      (7,821)        (839)

    Net cash provided from (used for) financing activities                  22,473      (49,417)     (20,568)

    NET CHANGE IN CASH AND CAHS EQUIVALENTS                                 (6,539)     (20,931)      26,092
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           7,417       28,348        2,256

    CASH AND CASH EQUIVALENTS AT END OF YEAR                            $      878   $    7,417   $   28,348

    ( ) Denotes use of cash.

    STATEMENTS OF CASH FLOWS
    Mississippi Power Company


        1990        1989        1988        1987        1986        1985         1984        1983

    $   37,537  $   42,026  $   39,665  $   38,937  $   37,704  $    37,331  $   35,423  $   39,554


        41,079      35,878      34,440      33,971      33,432       28,229      26,487      24,918
         2,756        (294)     (3,053)     10,035      41,059       11,246      10,156       6,161
           (26)        (38)        571         896       2,442        1,749       6,336       3,223
          (307)       (903)       (850)       (608)     (1,030)        (693)       (820)     (1,845)
             -           -           -           -           -            -           -           -
         7,257       4,306       3,503       1,965     (14,162)      (2,709)      3,802      10,325

        (6,252)    (18,506)        816      12,000      (1,708)      (5,050)      8,734     (26,866)
        (8,922)      3,687         283      13,708      (8,499)      12,281     (23,307)     10,092
        (5,552)      1,307      (5,241)      7,487     (14,502)       4,656      (5,506)    (14,378)
        (1,461)      2,172      (2,294)     (9,342)     11,546       (3,725)     (3,651)     14,230

        66,109      69,635      67,840     109,049      86,282       83,315      57,654      65,414

       (49,009)    (43,916)    (54,550)    (53,288)    (62,488)     (57,791)    (37,290)    (72,277)
         4,481       1,860       8,368      (1,461)    (61,162)       3,825         388       1,647

       (44,528)    (42,056)    (46,182)    (54,749)   (123,650)     (53,966)    (36,902)    (70,630)


             -           -           -           -           -            -           -           -
             -           -           -           -      35,000            -           -           -
             -           -           -           -           -            -           -           -
             -         844           -         130      60,663        1,000           -           -
             -           -           -      16,000         400          400       1,000      12,000

          (750)       (750)     (1,500)     (1,500)     (1,500)      (1,111)       (639)       (750)
        (4,000)     (3,823)          -     (29,701)    (29,250)        (250)       (250)     (3,246)
          (288)        (62)        (50)        (50)        (50)         (50)        (50)        (50)
        (6,416)     (5,919)     (5,401)     (4,974)       (200)           -           -           -
        17,146       6,457       6,500           -           -            -           -           -
        (3,361)     (3,450)     (3,584)     (3,737)     (3,890)      (4,001)     (4,043)     (4,150)
       (27,500)    (27,000)    (27,600)    (24,700)    (23,700)     (22,600)    (21,000)    (18,900)
             2           -           -      (2,696)     (2,929)         (18)          -           -

       (25,167)    (33,703)    (31,635)    (51,228)     34,544      (26,630)    (24,982)    (15,096)

        (3,586)     (6,124)     (9,977)      3,072      (2,824)       2,719      (4,230)    (20,312)
         5,842      11,966      21,943      18,871      21,695       18,976      23,206      43,518

    $    2,256  $    5,842  $   11,966  $   21,943  $   18,871  $    21,695  $   18,976  $   23,206


    BALANCE SHEETS
    Mississippi Power Company


    At December 31,                                                       1993          1992           1991

    (Thousands of Dollars)

    ASSETS
    UTILITY PLANT:
      Production-fossil                                               $  597,425    $  576,848    $   567,588
      Transmission                                                       188,375       173,278        162,379
      Distribution                                                       295,799       279,335        259,929
      General                                                            157,248       151,044        141,564
      Construction work in progress                                      108,063        41,692         33,078

        Total utility plant                                            1,346,910     1,222,197      1,164,538
    Accumulated provision for depreciation                               462,725       440,777        415,135

        Total                                                            884,185       781,420        749,403

    Less property-related accumulated deferred income taxes                    -       142,338        138,616

        Total                                                            884,185       639,082        610,787

    OTHER PROPERTY AND INVESTMENTS:
      Securities received from settlement of disputed contracts                -             -          4,113
      Miscellaneous                                                       11,289         4,539          3,954

        Total                                                             11,289         4,539          8,067

    CURRENT ASSETS:
      Cash and cash equivalents                                              878         7,417         28,348
      Investment securities                                                    -         3,622              -
      Receivables, net                                                    28,021        20,219         27,152
      Accrued utility revenues                                            14,897        14,898         12,420
      Fossil fuel stock, at average cost                                  11,185        21,341         22,373
      Materials and supplies, at average cost                             21,145        22,108         22,051
      Current portion of deferred fuel commitments                           440         1,861            933
      Prepayments                                                          7,843         5,869          6,137
      Vacation pay deferred                                                4,797         4,651          4,406

        Total current assets                                              89,206       101,986        123,820

    DEFERRED CHARGES:
      Debt expense, being amortized                                        1,103           804            981
      Premium on reacquired debt, being amortized                         10,563        10,102          4,676
      Deferred fuel commitments                                           17,520        25,255         31,039
      Deferred charges related to income taxes                            25,267             -              -
      Miscellaneous                                                       10,073         9,515         11,271

        Total deferred charges                                            64,526        45,676         47,967

    TOTAL ASSETS                                                      $1,049,206    $  791,283    $   790,641


    BALANCE SHEETS
    Mississippi Power Company


        1990        1989        1988        1987         1986         1985         1984         1983

    $  560,537  $  547,946  $  529,742  $   524,198  $   509,128  $   485,665  $   477,618  $  468,536
       151,949     147,288     134,674      130,963      125,304      121,405      118,552     111,266
       247,705     229,238     221,327      207,810      195,042      183,003      169,545     160,062
       136,815     133,361     137,333      127,690      114,042       99,788       90,626      31,765
        26,816      27,057      35,204       27,755       33,544       34,862       17,054      70,463

     1,123,822   1,084,890   1,058,280    1,018,416      977,060      924,723      873,395     842,092
       392,440     366,193     348,085      328,761      312,571      293,167      266,844     245,171

       731,382     718,697     710,195      689,655      664,489      631,556      606,551     596,921

       139,970     138,071     134,220      127,912      120,990      107,633       98,494      88,940

       591,412     580,626     575,975      561,743      543,499      523,923      508,057     507,981


             -           -           -            -            -            -            -           -

         8,631       7,792       8,153        4,122        1,738          641          630         354

         8,631       7,792       8,153        4,122        1,738          641          630         354

         2,256       5,842      11,966       21,943       18,871       21,695       18,976      23,206
             -           -           -            -            -            -            -           -
        67,734      58,425      43,246       42,218       48,158       42,407       39,137      44,627
        10,797      13,854      10,527       12,371       18,431       22,474       20,694      23,938
        29,812      24,788      26,587       29,989       46,067       40,638       57,225      36,550
        25,130      21,232      23,120       20,001       17,631       14,561       10,255       7,623
         1,430       3,017           -            -            -            -            -           -
        11,392      12,512      12,341          830          973          805          497         679
         3,955       3,910       3,815        3,956        3,559        3,337        2,910       2,587

       152,506     143,580     131,602      131,308      153,690      145,917      149,694     139,210


           824         886         949        1,012        1,212        1,208        1,260       1,329
         4,919       5,161       5,404        5,647        2,800            -            -           -
        39,020      45,103      50,714       55,889       60,663            -            -           -
             -           -           -            -            -            -            -           -
         2,714       3,422       6,522        4,347        3,508        7,888          889         499

        47,477      54,572      63,589       66,895       68,183        9,096        2,149       1,828

    $  800,026  $  786,570  $  779,319  $   764,068  $   767,110  $   679,577  $   660,530  $  649,373


    BALANCE SHEETS
    Mississippi Power Company


    At December 31,                                                       1993          1992           1991

    (Thousands of Dollars)

    CAPITALIZATION AND LIABILITIES
    CAPITALIZATION:
      Common stock                                                    $   37,691    $   37,691    $    37,691
      Other paid-in capital                                              154,362       124,326        124,300
      Premium on preferred stock                                             372           194            194
      Earnings retained in the business                                  129,343       118,429        111,670

        Total common equity                                              321,768       280,640        273,855
      Preferred stock                                                     74,414        74,414         39,414
      Preferred stock subject to mandatory redemption                          -             -              -
      Long-term debt                                                     250,391       238,650        304,150

        Total capitalization                                             646,573       593,704        617,419
         (excluding amount due within one year)

    CURRENT LIABILITIES:
      Notes payable to banks                                              40,000        31,000          4,500
      Preferred stock due within one year                                      -             -              -
      Long-term debt due within one year                                  19,345         8,878         14,650
      Accounts payable                                                    60,928        43,550         38,213
      Customer deposits                                                    2,786         2,976          3,109
      Taxes accrued                                                       27,138        32,035         29,609
      Interest accrued                                                     4,237         3,961          4,602
      Vacation pay accrued                                                 4,797         4,651          4,406
      Miscellaneous                                                        9,323        10,963         10,236

        Total current liabilities                                        168,554       138,014        109,325

    DEFERRED CREDITS AND OTHER LIABILITIES:
      Accumulated deferred income taxes                                  123,206           169          4,117
      Accumulated deferred investment tax credits                         32,710        34,242         35,657
      Deferred tax related to income taxes                                48,228             -              -
      Miscellaneous                                                       29,935        25,154         24,123

        Total deferred credits and other liabilities                     234,079        59,565         63,897

    TOTAL CAPITALIZATION AND LIABILITIES                              $1,049,206    $  791,283    $   790,641



    BALANCE SHEETS
    Mississippi Power Company


        1990        1989        1988        1987         1986         1985         1984         1983


    $   37,691  $   37,691  $   37,691  $    37,691  $    37,691  $    37,691  $    37,691  $   37,691
       124,300     124,300     124,300      124,300      108,300      107,900      107,500     106,500
           299         299         299          299          299          299          360         331
       117,543     110,867      99,183       90,702       80,311       70,197       59,467      49,087

       279,833     273,157     261,473      252,992      226,601      216,087      205,018     193,609

        39,414      39,414      39,414       39,414       39,414       39,414       39,414      39,414
         3,750       4,500       5,250        6,750        8,250        9,750       10,500      11,250
       270,724     277,693     287,525      294,811      299,684      261,594      267,051     267,271

       593,721     594,764     593,662      593,967      573,949      526,845      521,983     511,544



        30,103      12,957       6,500            -            -            -            -           -
           368         368         368          368          368          368          729         618
         7,039      10,717       9,789        5,451       34,724        6,532          300         300
        45,763      47,019      46,937       45,659       36,490       50,992       46,336      51,842
         3,430       3,906       3,904        3,857        3,720        3,521        4,240       4,167
        24,935      23,843      21,130       21,351       29,029       32,015       24,850      21,631
         4,315       4,280       4,016        4,474        5,064        5,502        5,577       6,928
         3,955       3,910       3,815        3,956        3,559        3,337        2,910       2,587
         6,833       7,746       9,347        6,005        5,746        5,464        6,453       7,786

       126,741     114,746     105,806       91,121      118,700      107,731       91,395      95,859


        18,992      22,085      24,556       27,411       25,922            -            -           -
        37,187      38,752      40,435       41,427       42,183       41,311       41,063      36,135
             -           -           -            -            -            -            -           -
        23,385      16,223      14,860       10,142        6,356        3,690        6,089       5,835

        79,564      77,060      79,851       78,980       74,461       45,001       47,152      41,970

    $  800,026  $  786,570  $  779,319  $   764,068  $   767,110  $   679,577  $   660,530  $  649,373


                           MISSISSIPPI POWER COMPANY

                             OUTSTANDING SECURITIES
                              AT DECEMBER 31, 1993

                              FIRST MORTGAGE BONDS

                                Amount          Interest          Amount
               Series           Issued            Rate          Outstanding         Maturity

                             (Thousands)                      (Thousands)
                1964         $   10,000           4-5/8%      $     10,000            6/1/94
                1965             11,000           4-3/4%            11,000            7/1/95
                1966             10,000           6%                10,000            8/1/96
                1993             35,000           5-3/8%            35,000            3/1/98
                1992             40,000           6-5/8%            40,000            8/1/00
                1991             50,000           9-1/4%            48,700            5/1/21
                1993             35,000           7.45%             35,000            6/1/23

                             $  191,000                       $    189,700

                            POLLUTION CONTROL BONDS

                                Amount          Interest         Amount
               Series           Issued            Rate        Outstanding          Maturity

                             (Thousands)                      (Thousands)
                1977         $    1,000            5.80%      $        990          10/1/07
                1992              6,550          Variable            6,550          12/1/20
                1992             16,750          Variable           16,750          12/1/22
                1993             13,000            6.20%            13,000           4/1/23
                1993             25,875            5.65%            25,875          11/1/23

                             $   63,175                       $     63,165



                                PREFERRED STOCK

                                Shares          Dividend         Amount
               Series         Outstanding         Rate         Outstanding

                                                              (Thousands)
                1947             20,099            4.60%      $      2,010
                1956             40,000            4.40%             4,000
                1965             50,000            4.72%             5,000
                1968             50,000            7.00%             5,000
                1992            350,000            7.25%            35,000
                1993            150,000            6.32%            15,000
                1993             84,040            6.65%             8,404

                                744,139                       $     74,414


                           MISSISSIPPI POWER COMPANY

                               SECURITIES RETIRED
                                  DURING 1993

                              FIRST MORTGAGE BONDS

                                        Principal                    Interest
                    Series                Amount                       Rate

                                        (Thousands)
                     1967               $   10,000                     7.125%
                     1972                   25,000                     7.625%
                     1973                   15,000                     7.625%
                     1991                    1,300                     9.25%

                                        $   51,300


                            POLLUTION CONTROL BONDS

                                         Principal                   Interest
                    Series                Amount                       Rate

                                        (Thousands)
                     1973               $    7,875                     5.90%
                     1977                   18,000                     5.80%
                     1977                       10                     5.80%
                                        $   25,885

                                PREFERRED STOCK

                                        Principal                    Dividend
                    Series                Amount                       Rate

                                        (Thousands)
                     1971               $    8,404                     8.44%
                     1974                   15,000                     8.80%

                                        $   23,404


                            SAVANNAH ELECTRIC AND
                                POWER COMPANY

                              FINANCIAL SECTION

MANAGEMENT'S REPORT
Savannah Electric and Power Company 1993 Annual Report


The management of Savannah Electric and Power Company has prepared -- and is responsible for -- the financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

         The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that books and records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting controls maintains an appropriate cost/benefit relationship.

         The Company's system of internal accounting controls is evaluated on an ongoing basis by the Company's internal audit staff. The Company's independent public accountants also consider certain elements of the internal control system in order to determine their auditing procedures for the purpose of expressing an opinion on the financial statements.

         The audit committee of the board of directors, composed of four directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls and financial reporting matters. The internal auditors and the independent public accountants have access to the members of the audit committee at any time.

         Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted according to a high standard of business ethics. In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of Savannah Electric and Power Company in conformity with generally accepted accounting principles.





/s/ Arthur M. Gignilliat, Jr.           /s/ K. R. Willis
- --------------------------------        -------------------------------------
Arthur M. Gignilliat, Jr.               K. R. Willis
President                               Vice-President
and Chief Executive Officer             Treasurer and Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS
OF SAVANNAH ELECTRIC AND POWER COMPANY:

We have audited the accompanying balance sheets and statements of capitalization of Savannah Electric and Power Company (a Georgia corporation) as of December 31, 1993 and 1992, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements (pages II-231 through II-244) referred to above present fairly, in all material respects, the financial position of Savannah Electric and Power Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.

         As explained in Notes 2 and 7 to the financial statements, effective January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes.





                                                /s/ Arthur Andersen & Co.

Atlanta, Georgia,
February 16, 1994

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Savannah Electric and Power Company 1993 Annual Report


RESULTS OF OPERATIONS

Earnings

Savannah Electric and Power Company's net income after dividends on preferred stock for 1993 totaled $21.5 million, representing a $1.0 million (4.6 percent) increase from the prior year. The revenue impact of an increase in retail energy sales due to exceptionally hot summer weather was partially offset by the implementation of a work force reduction program which resulted in a one-time charge to operating expenses of approximately $4.5 million.

         In 1992, earnings were $20.5 million, representing a $3.5 million (14.6 percent) decrease from the prior year. This decrease resulted primarily from increases in maintenance and administrative and general expenses, partially offset by a 4.6 percent increase in retail operating revenues. Operating revenues increased despite the negative impact of a $2.8 million annual reduction in retail base rates effective in June 1992, and mild weather.

REVENUES

Total revenues for 1993 were $218.4 million, reflecting a 10.5 percent increase over 1992, primarily due to an increase in retail energy sales.

         The following table summarizes the factors impacting operating revenues compared to the prior year for the 1991-1993 period:



                                                           Increase (Decrease)
                                                             From Prior Years
                                                    1993          1992         1991
                                                             (in thousands)
Retail --
  Change in base
    rates                                          $(1,450)         $(1,350)     $(5,232)
  Sales growth                                       5,980            5,467        5,057
  Weather                                            4,567           (3,116)      (1,014)
  Fuel cost
    recovery and
    other                                           12,404            7,270       (8,934)

Total retail                                        21,501            8,271      (10,123)

Sales for resale--
  Non-affiliates                                    (1,800)               8       (1,669)
  Affiliates                                           928               75       (4,136)

Total sales for
  resale                                              (872)              83       (5,805)

Other operating
  revenues                                              52             (239)         (61)

Total operating
  revenues                                         $20,681           $8,115     $(15,989)

Percent change                                        10.5%             4.3%        (7.8)%


         Total retail revenues increased 11.5 percent in 1993, compared to a
4.6 percent increase in 1992. The increase in 1993 retail revenues attributable to growth in both retail customers and average use per customer was enhanced by exceptionally hot weather during the summer. The substantial increase in fuel cost recovery and other revenues reflects increases in net generation and the unit cost of purchased power. The increase in 1992 retail revenues resulted from growth in both retail customers and average use per customer, but was substantially offset by mild weather and the June 1992 base rate reduction.

Savannah Electric and Power Company 1993 Annual Report


        Under the Company's fuel cost recovery provisions, fuel revenues equal fuel expense, including the fuel and capacity components of purchased energy, and have no effect on earnings. Revenues from sales to non-affiliated utilities under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components were:

                                1993                 1992                  1991
                                                (in thousands)
Capacity                        $  978             $  537                 $  516
Energy                           4,262              7,040                  6,729

Total                           $5,240             $7,577                 $7,245


        Sales to affiliated companies within the Southern electric system vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have little impact on earnings.

        Kilowatt-hour sales for 1993 and the percent change by year were as follows:

(millions of                      Amount                 Percent Change
kilowatt-hours)                    1993             1993       1992      1991
Residential                       1,329              9.2%      1.8%      1.0%
Commercial                        1,016              6.5       3.0       3.7
Industrial                          854             (0.8)      4.3      28.1
Other                               117              5.2       3.4       3.0

Total retail                      3,316              5.5       2.9       8.1
Sales to non-affiliates             247            (32.7)     (1.3)    (15.6)
Sales to affiliates                  75            100.3      15.5     (88.9)

Total                             3,638              2.6%      2.6%     (2.9)%


        The increases in energy sales in 1993 and 1992 continue to reflect a growing customer base, an increase in average energy sales per customer, and improved economic conditions in the Company's service area. Sales were enhanced in 1993 by temperature extremes in the summer months and in December.

EXPENSES

Total operating expenses for 1993 increased $20.3 million (12.4 percent) over the prior year. This increase includes a $10.8 million increase in fuel expense, and an $8.7 million increase in other operation expenses. Fuel expenses increased primarily because of higher generation due to extremely hot weather and higher cost fuel sources. In 1992 an increase in purchased power reflected a 15.4 percent decrease in generation compared to 1991. Despite the decrease in generation, total 1992 fuel expenses were substantially unchanged from the prior year reflecting generation from higher cost fuel sources.

        The increase in other operation expenses reflects a $4.5 million cost associated with a one-time charge related to a work force reduction program. The Company also recognized higher employee benefits costs under new accounting rules adopted in 1993. See Note 2 to the financial statements for additional information on these new rules. In 1992, the increase in other operation expenses was primarily a result of increases in outside services and administrative and general expenses, which reflected higher employee training and benefits expenses. Total interest expense on long-term debt was reduced by
5.4 percent in 1992, as the Company refinanced higher-cost debt.

Savannah Electric and Power Company 1993 Annual Report


            The mix of energy supply is determined primarily by system load, the unit cost of fuel consumed and the availability of units.

            The amount and sources of energy supply and the average cost of fuel per net kilowatt-hour generated and purchased power were as follows:


                                              1993             1992             1991
Total energy supply
   (millions of kilowatt-hours)             3,863            3,764            3,677
Sources of energy supply
   (percent)
   Coal                                        21               12               16
   Oil                                          2                1                -
   Gas                                          3                2                2
   Purchased Power                             74               85               82
Average cost of fuel per net
   kilowatt-hour generated
   (cents)
   Coal                                      2.02             2.28             2.05
   Oil                                       4.11             2.40             3.97
   Gas                                       4.87             4.28             3.32
Total average cost of
   energy supply                             2.12             1.78             1.64


EFFECTS OF INFLATION

The Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the Company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on the Company because of the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

FUTURE EARNINGS POTENTIAL

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from growth in energy sales to regulatory matters.

            Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. Traditionally, these factors included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in the Company's service area. However, the Energy Policy Act of 1992 (Energy Act) will have a profound effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Energy Act allows Independent Power Producers (IPPs) to access a utility's transmission network to sell electricity to other utilities. This may enhance the incentives for IPPs to build cogeneration plants for the Company's large industrial and commercial customers. Although the Energy Act does not require transmission access to retail customers, pressure for legislation to allow retail wheeling will continue. The Company is preparing now to meet the challenge of these major changes in the traditional business practices of selling electricity. If the Company does not remain a low-cost producer and provide quality service, the Company's retail energy sales growth, as well as new long-term contracts for energy sales outside the service area, could be limited, and this could significantly erode earnings.

            Demand-side options -- programs that enable customers to lower or alter their peak energy requirements -- have been initiated by the Company and are a significant part of integrated resource planning. Customers can receive cash incentives for participating in these programs in addition to reducing their energy requirements. Expansion and increased utilization of these programs will be contingent upon sharing of cost savings between the customers and the Company. Besides promoting energy efficiency, another benefit of these programs could be the ability to defer the need to construct baseload generating facilities further into the future. The ability to defer major construction projects, in conjunction with the precertification approval process for such projects by the Georgia Public Service Commission (GPSC), will

Savannah Electric and Power Company 1993 Annual Report


diminish the possible exposure to prudency disallowances and the resulting impact on earnings.

            Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air Act) could reduce earnings if such costs are not fully recovered. The Clean Air Act is discussed later under "Environmental Matters."

            Rates to retail customers served by the Company are regulated by the GPSC. In May 1992, the Company requested, and subsequently received, approval by the GPSC to reduce annual base revenues by $2.8 million, effective June 1992. The reduction includes a base rate reduction of approximately $2.5 million spread among all classes of retail customers. An additional $0.3 million reduction resulted from the implementation of an experimental, time-of-use rate for certain commercial customers. As part of this rate settlement, it was informally agreed that the Company's earned rate of return on common equity should be 12.95 percent.


NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued Statement No. 112, Employers' Accounting for Postemployment Benefits, which must be implemented by 1994. The new standard requires that all types of benefits provided to former or inactive employees and their families prior to retirement be accounted for on an accrual basis. These benefits include salary continuation, severance pay, supplemental unemployment benefits, disability-related benefits, job training, and health and life insurance coverage.

            The FASB has issued Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which is effective in 1994. Statement No. 115, supersedes FASB Statement No. 12, Accounting for Certain Marketable Securities. The Company adopted the new rules January 1, 1994, with no material effect on the financial statements.

            On January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes. See notes 2 and 7 to the financial statements regarding the impact of these changes.

FINANCIAL CONDITION

OVERVIEW

The principal change in the Company's financial condition in 1993 was additions of $73 million to utility plant. The majority of funds needed for gross property additions since 1990 have been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. See Statements of Cash Flows for additional information.

CAPITAL STRUCTURE

As of December 31, 1993, the Company's capital structure consisted of 45.3 percent common equity, 10.3 percent preferred stock and 44.4 percent long-term debt, excluding amounts due within one year. The Company's long-term financial objective for capitalization ratios is to maintain a capital structure of common equity at 45 percent, preferred stock at 10 percent and debt at 45 percent.

            Maturities and retirements of long-term debt were $4 million in 1993, $53 million in 1992 and $23 million in 1991.

            In November 1993, the Company issued 1,400,000 shares of 6.64 percent series preferred stock. In December 1993, the Company redeemed all 800,000 shares outstanding of its 9.5 percent series preferred stock at the prescribed redemption price of $26.57 plus accrued dividends.

            The composite interest rates for the years 1991 through 1993 as of year-end were as follows:

                                                            1993             1992      1991
Composite interest rates
  on long-term debt                                         8.0%             8.5%      9.7%
Composite preferred stock
  dividend rate                                             6.6%             9.5%      9.5%


Savannah Electric and Power Company 1993 Annual Report


            The Company's current securities ratings are as follows:



                                                            Standard
                                                   Moody's  & Poor's
First Mortgage Bonds                                A1         A
Preferred Stock                                    "a2"        A-


CAPITAL REQUIREMENTS FOR CONSTRUCTION

The Company's projected construction expenditures for the next three years total $98 million ($33 million in 1994, $32 million in 1995, and $33 million in 1996). Actual construction costs may vary from this estimate because of such factors as changes in environmental regulations; revised load projections; the cost and efficiency of construction labor, equipment and materials; and the cost of capital. The largest project during this period is the addition of two 80 megawatt combustion turbine units, to be placed into service in 1994. The estimated cost of this project is $61 million. The Company is also constructing six combustion turbine units for Georgia Power Company.

OTHER CAPITAL REQUIREMENTS

In addition to the funds needed for the construction program, approximately $5.9 million will be needed by the end of 1996 for present sinking fund requirements and maturities.

ENVIRONMENTAL MATTERS

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the new law -- will have a significant impact on the Company and other subsidiaries of the Southern electric system. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants will be required in two phases. Phase I compliance must be implemented in 1995, and affects eight generating plants -- some 10,000 megawatts of capacity or 35 percent of total capacity -- in the Southern electric system. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

            Beginning in 1995, the Environmental Protection Agency (EPA) will allocate annual sulfur dioxide emission allowances through the newly established allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for allocating allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

            The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The market for emission allowances is developing slower than expected. However, The Southern Company's sulfur dioxide compliance strategy is designed to take advantage of allowances as the market develops.

            The Southern Company expects to achieve Phase I sulfur dioxide compliance at the eight affected plants by switching to low-sulfur coal, and this would require some equipment upgrades. This compliance strategy is expected to result in unused emission allowances being banked for later use. Additional construction expenditures are required to install equipment for the control of nitrogen oxide emissions at these eight plants. Also, continuous emissions monitoring equipment would be installed on all fossil-fired units. Under this Phase I compliance approach, additional construction expenditures are estimated to total approximately $275 million through 1995 for The Southern Company, of which the Company's portion is approximately $2 million.

            Phase II compliance costs are expected to be higher because requirements are stricter and all fossil-fired generating plants are affected. For sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I and increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. Therefore, during the period 1996 through 2000, compliance could require total construction expenditures ranging from approximately $450 million to $800 million of which the Company's portion is expected to be approximately $25 million. However, the full impact of

Savannah Electric and Power Company 1993 Annual Report


Phase II compliance cannot now be determined with certainty, pending the development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

            An increase of up to 5 percent in annual revenue requirements from customers could be necessary to fully recover the Company's costs of compliance for both Phase I and II of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

            There can be no assurance that all Clean Air Act costs will be recovered.

            Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The study will serve as the basis for a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any
- -- will depend on the development and implementation of applicable regulations.

            The EPA continues to evaluate the need for a new short-term ambient air quality standard for sulfur dioxide. Preliminary results from an EPA study on the impact of a new standard indicate that a number of plants could be required to install sulfur dioxide controls. These controls would be in addition to the controls already required to meet the acid rain provision of the Clean Air Act. The EPA is expected to take some action on this issue in 1994. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

            In addition, the EPA is evaluating the need to revise the ambient air quality standards for particulate matters, nitrogen oxides, and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

            In 1994 or 1995, the EPA is expected to issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

            In 1993, the EPA issued a ruling confirming the non-hazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes--coal ash and other utility wastes--as either non-hazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

            Savannah Electric and Power Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required clean-up costs and will recognize in the financial statements any costs to clean up known sites.

            Several major pieces of environmental legislation are in the process of being reauthorized or amended by Congress. These include: the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act, and the Resource Conservation and Recovery Act. Changes to these laws could affect many areas of the Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

            Compliance with possible new legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect The Southern Company. The impact of new legislation
- -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential for lawsuits alleging damages caused by electromagnetic fields exists.

SOURCES OF CAPITAL

At December 31, 1993, the Company had $3.9 million of cash and $14.5 million of unused credit arrangements with banks to meet its short-term cash needs. The Company had $3 million of short-term bank borrowings at December 31, 1993. In January 1994, the Company renegotiated a two-year revolving credit arrangement with four of its

Savannah Electric and Power Company 1993 Annual Report


existing banks for a total credit line of $20 million. The primary purpose of this additional credit is to provide interim funding for the Company's combustion turbine construction program.

            It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations and the sale of additional first mortgage bonds and preferred stock and capital contributions from The Southern Company. The Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficiently high enough to permit, at present interest levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

    STATEMENTS OF INCOME
    For the Years Ended December 31, 1993, 1992, and 1991
    Savannah Electric and Power Company 1993  Annual Report

                                                                              1993         1992        1991
                                                                                      (in thousands)
    OPERATING REVENUES (NOTES 1, 3, AND 6):
    Revenues                                                            $  216,009   $  196,256   $ 188,216
    Revenues from affiliates                                                 2,433        1,505       1,430

    Total operating revenues                                               218,442      197,761     189,646

    OPERATING EXPENSES:
    Operation --
      Fuel                                                                  24,976       14,162      14,415
      Purchased power from non-affiliates                                      793          494         297
      Purchased power from affiliates                                       56,274       56,492      49,007
      Other (Notes 2 and 5)                                                 45,610       36,884      32,945
    Maintenance                                                             13,516       14,232      12,475
    Depreciation and amortization (Notes 1 and 7)                           16,467       16,829      16,549
    Taxes other than income taxes                                           11,136       10,231      10,122
    Federal and state income taxes (Note 7)                                 15,436       14,566      16,195

    Total operating expenses                                               184,208      163,890     152,005

    OPERATING INCOME                                                        34,234       33,871      37,641
    OTHER INCOME (EXPENSE):
    Allowance for equity funds used during construction (Note 1)               958          446         170
    Interest income                                                            209          276         589
    Other, net (Note 2)                                                     (1,841)      (1,450)       (879)
    Income taxes applicable to other income                                  1,117          758         722

    INCOME BEFORE INTEREST CHARGES                                          34,677       33,901      38,243

    INTEREST CHARGES:
    Interest on long-term debt                                              10,696       10,870      11,486
    Allowance for debt funds used during construction (Note 1)                (699)        (289)       (103)
    Interest on notes payable                                                  240           15          25
    Amortization of debt discount, premium, and expense, net                   535          427         380
    Other interest charges                                                     340          466         525

    Net interest charges                                                    11,112       11,489      12,313

    NET INCOME                                                              23,565       22,412      25,930
    DIVIDENDS ON PREFERRED STOCK                                             2,106        1,900       1,900

    NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                       $   21,459   $   20,512   $  24,030

    The accompanying notes are an integral part of these statements.

    STATEMENTS OF CASH FLOWS
    For the Years Ended December 31, 1993, 1992, and 1991
    Savannah Electric and Power Company 1993 Annual Report

                                                                                    1993          1992           1991
                                                                                            (in thousands)
    OPERATING ACTIVITIES:
    Net income                                                                  $ 23,565   $    22,412   $     25,930
    Adjustments to reconcile net income to net
      cash provided by operating activities --
        Depreciation and amortization                                             17,482        17,757         17,501
        Deferred income taxes and investment tax credits                             607         5,947          1,601
        Allowance for equity funds used during construction                         (958)         (446)          (170)
        Other, net                                                                 2,853        (1,312)        (1,876)
        Changes in certain current assets and liabilities --
          Receivables, net                                                       (16,839)       (4,107)         5,291
          Special deposits                                                             -           350          1,348
          Inventories                                                             (3,947)        4,435         (1,082)
          Payables                                                                18,742           351            568
          Other                                                                    3,282         2,083          3,710

    Net cash provided from operating activities                                   44,787        47,470         52,821

    INVESTING ACTIVITIES:
    Gross property additions                                                     (72,858)      (30,132)       (19,478)
    Other                                                                          1,676        (1,073)           407

    Net cash provided (used) for investing activities                            (71,182)      (31,205)       (19,071)

    FINANCING ACTIVITIES AND CAPITAL CONTRIBUTIONS:
    Proceeds:
      First mortgage bonds                                                        45,000        30,000         30,000
      Preferred stock                                                             35,000             -              -
      Pollution control bonds                                                      4,085        13,870              -
      Other long-term debt                                                        10,000             -              -
    Retirements:
      Preferred stock                                                            (20,000)            -              -
      First mortgage bonds                                                             -       (38,750)       (22,500)
      Pollution control bonds                                                     (4,085)      (14,550)          (515)
      Other long-term debt                                                       (10,356)         (217)          (275)
    Notes payable, net                                                            (4,500)        7,500         (1,500)
    Payment of preferred stock dividends                                          (2,222)       (1,900)        (1,900)
    Payment of common stock dividends                                            (21,000)      (22,000)       (22,000)
    Miscellaneous                                                                 (3,400)       (3,985)          (477)

    Net cash provided (used) for financing activities                             28,522       (30,032)       (19,167)

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,127       (13,767)        14,583
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 1,788        15,555            972

    CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  3,915   $     1,788   $     15,555

    SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for-
      Interest (net of amount capitalized)                                      $ 10,712   $     9,932   $     10,506
      Income taxes                                                                13,947         6,646         15,095

    ( ) Denotes use of cash.
    The accompanying notes are an integral part of these statements.

    BALANCE SHEETS
    At December 31, 1993 and 1992
    Savannah Electric and Power Company 1993 Annual Report

    ASSETS                                                                   1993               1992
                                                                                 (in thousands)
    UTILITY PLANT:
    Plant in service, at original cost (Notes 1, 4, 5, 7, and 9)        $   622,521       $    599,596
    Less accumulated provision for depreciation                             251,565            240,094

                                                                            370,956            359,502
    Construction work in progress                                            49,797              5,966

    Total                                                                   420,753            365,468
    Less property-related accumulated deferred income taxes                       -             65,725

    Total                                                                   420,753            299,743

    OTHER PROPERTY AND INVESTMENTS                                            1,793              1,795

    CURRENT ASSETS:
    Cash  and cash equivalents                                                3,915              1,788
    Receivables-
      Customer accounts receivable                                           18,551             16,795
      Other accounts and notes receivable                                       790              1,359
      Affiliated companies                                                   12,924                263
      Accumulated provision for uncollectible accounts                         (762)              (536)
      Fuel cost under recovery                                                7,112              3,895
    Fossil fuel stock, at average cost                                        8,419              4,895
    Materials and supplies, at average cost (Note 1)                          9,358              8,935
    Prepayments                                                               4,849              1,599

    Total                                                                    65,156             38,993

    DEFERRED CHARGES:
    Deferred charges related to income taxes (Note 7)                        24,890                  -
    Premium on reacquired debt, being amortized                               3,792              4,236
    Miscellaneous                                                            10,803              7,408

    Total                                                                    39,485             11,644

    TOTAL ASSETS                                                        $   527,187       $    352,175

    The accompanying notes are an integral part of these statements.

    BALANCE SHEETS
    At December 31, 1993 and 1992
    Savannah Electric and Power Company 1993 Annual Report

    CAPITALIZATION AND LIABILITIES                                             1993              1992
                                                                                   (in thousands)
    CAPITALIZATION (SEE ACCOMPANYING STATEMENTS):
    Common stock equity                                                  $    154,269       $   158,376
    Preferred stock                                                            35,000            20,000
    Long-term debt                                                            151,338           110,767

    Total                                                                     340,607           289,143

    CURRENT LIABILITIES:
    Long-term debt due within one year (Note 10)                                4,499             1,319
    Notes payable (Note 5)                                                      3,000             7,500
    Accounts payable-
      Affiliated companies                                                      6,041             5,136
      Other                                                                    24,401             6,043
    Customer deposits                                                           4,714             4,541
    Taxes accrued-
      Federal and state income                                                    342               567
      Other                                                                     1,187             2,449
    Interest accrued                                                            6,730             5,733
    Vacation pay accrued                                                        1,638             1,790
    Pensions accrued                                                            1,792             1,643
    Work Force Reduction Costs Accrued (Note 2)                                 3,926                 -
    Miscellaneous                                                               2,985             3,382

    Total                                                                      61,255            40,103

    DEFERRED CREDITS AND OTHER LIABILITIES:
    Accumulated deferred income taxes (Note 7)                                 66,947                 -
    Accumulated deferred investment tax credits                                15,301            15,964
    Deferred credits related to income taxes (Note 7)                          26,173                 -
    Deferred compensation plans                                                 6,117             4,671
    Deferred under-funded accrued benefit obligation (Note 2)                   5,855                 -
    Miscellaneous                                                               4,932             2,294

    Total                                                                     125,325            22,929

    COMMITMENTS AND CONTINGENT MATTERS (NOTES 2, 4, 5, AND 9)
    TOTAL CAPITALIZATION AND LIABILITIES                                 $    527,187       $   352,175

    The accompanying notes are an integral part of these statements.

    STATEMENTS OF CAPITALIZATION
    At December 31, 1993 and 1992
    Savannah Electric and Power Company 1993 Annual Report

                                                                    1993        1992         1993     1992
                                                                     (in thousands)       (percent of total)
    COMMON STOCK EQUITY (NOTES 2 AND 11):
    Common stock, par value $5 per share --
      Authorized -- 16,000,000 shares
      Outstanding -- 10,844,635 shares in
        1993 and 1992                                         $     54,223   $  54,223
    Paid-in capital                                                     23          23
    Paid-in for common stock in excess of par value                  8,665       8,665
    Additional minimum liability
      for under-funded pension obligations                          (2,121)          -
    Retained Earnings                                               93,479      95,465

    Total common stock equity                                      154,269     158,376         45.3 %   54.8 %

    CUMULATIVE PREFERRED STOCK (NOTE 8):
    $25 par value --
      Authorized -- 2,200,000 shares
          6.64% Series -- Outstanding -- 1,400,000 shares           35,000           -
          9.50% Series -- Outstanding --  800,000 shares                 -      20,000

    Total (annual dividend requirement -- $2,324,000)               35,000      20,000         10.3      6.9

    LONG-TERM DEBT (NOTE 9):
    First mortgage bonds --
      Maturity                             Interest Rates
      April 1, 1994                        4 5/8%                    3,715       3,715
      July 1, 2003                         6 3/8%                   20,000           -
      October 1, 2019                      9 1/4%                   30,000      30,000
      July 1, 2021                         9 3/8%                   30,000      30,000
      July 1, 2022                         8.30%                    30,000      30,000
      July 1, 2023                         7.40%                    25,000           -

    Total first mortgage bonds                                     138,715      93,715
    Pollution control obligations                                   17,955      17,955
    Other long-term debt (Note 9)                                    2,311       2,667
    Unamortized debt premium (discount), net                        (3,144)     (2,251)

    Total long-term debt (annual interest
      requirement -- $12,700,800)                                  155,837     112,086
    Less amount due within one year (Note 10)                        4,499       1,319

    Long-term debt excluding amount due within one year            151,338     110,767         44.4     38.3

    TOTAL CAPITALIZATION                                      $    340,607   $ 289,143        100.0 %  100.0 %

    The accompanying notes are an integral part of these statements.

    STATEMENTS OF RETAINED EARNINGS
    For the Years Ended December 31, 1993, 1992, and 1991
    Savannah Electric and Power Company 1993  Annual Report

                                                                              1993         1992        1991
                                                                                      (in thousands)

    BALANCE AT BEGINNING OF PERIOD                                      $   95,155   $   96,643   $  94,613
    Net income after dividends on preferred stock                           21,459       20,512      24,030
    Cash dividends on common stock                                         (21,000)     (22,000)    (22,000)
    Preferred stock transactions, net                                       (2,135)           -           -

    BALANCE AT END OF PERIOD (NOTE 11)                                  $   93,479   $   95,155   $  96,643


    STATEMENTS OF PAID-IN CAPITAL
    For the Years Ended December 31, 1993, 1992, and 1991

                                                                              1993         1992        1991
                                                                                      (in thousands)

    BALANCE AT BEGINNING OF PERIOD                                      $       23   $        -   $       -
    Contributions to capital by parent company                                   -           23           -

    BALANCE AT END OF PERIOD                                            $       23   $       23   $       -

    The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Savannah Electric and Power Company 1993 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Savannah Electric and Power Company is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, a system service company, Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), and various other subsidiaries related to foreign utility operations and domestic non-utility operations. At this time, the operations of the other subsidiaries are not material. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four Southeastern states. Contracts among the companies -- dealing with jointly owned generating facilities, interconnecting transmission lines and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to The Southern Company and to the subsidiary companies. Southern Electric designs, builds, owns and operates power production facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants.

            The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company also is subject to regulation by the FERC and the Georgia Public Service Commission (GPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the GPSC.

            Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

REVENUES AND FUEL COSTS

The Company accrues revenues for services rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The Company's electric rates include provisions to adjust billings for fluctuations in capacity and the energy components of purchased power costs. Revenues include the actual cost of fuel and purchased power incurred.

DEPRECIATION AND AMORTIZATION

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
2.9 percent in 1993 and 3.2 percent in 1992, and 1991. The decrease in 1993 reflects the Company's implementation of new depreciation rates approved by the GPSC. These new rates provide for a timely recovery of the investments in the Company's depreciable properties.

            When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired.

INCOME TAXES

The Company, which is included in the consolidated federal income tax return filed by The Southern Company, provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

            In years prior to 1993, income taxes were accounted for and reported under Accounting Principles Board Opinion No. 11. Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. Statement No. 109 required, among other things, conversion to the liability method of accounting for accumulated deferred income taxes. See Note 7 for additional information about Statement No. 109.

Savannah Electric and Power Company 1993 Annual Report



ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
   (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used by the Company to calculate AFUDC were 8.77 percent in 1993, 11.27 percent in 1992, and 11.38 percent in 1991.

UTILITY PLANT

Utility plant is stated at original cost, which includes materials, labor, minor items of property, appropriate administrative and general costs, payroll-related costs such as taxes, pensions and other benefits and the estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

CASH AND CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

FINANCIAL INSTRUMENTS

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, items for which the carrying amount does not approximate fair value must be disclosed. At December 31, 1993, the fair value of long-term debt was $164 million and the carrying amount was $154 million. The fair value of long-term debt was $117 million and the carrying amount was $109 million at December 31, 1992. The fair value for long-term debt was based on either closing market prices or closing prices of comparable instruments.

MATERIALS AND SUPPLIES

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

2.  RETIREMENT BENEFITS

PENSION PLANS

The Company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits under this plan reflect the employee's years of service, age at retirement and average compensation for the three years immediately preceding retirement. The Company uses the projected unit credit actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension fund are primarily invested in equity and debt securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

POSTRETIREMENT BENEFITS

The Company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. A qualified trust for medical benefits has been established for funding amounts to the extent deductible under federal income tax regulations. Accrued costs of life insurance benefits, other than current cash payments for retirees, currently are not being funded.

            Effective January 1, 1993, the Company adopted FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, on a prospective basis. Statement No. 106 requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service."

Savannah Electric and Power Company 1993 Annual Report


            Consistent with regulatory treatment, the Company recognized these costs on a cash basis as payments were made in 1992 and 1991. The total costs of such benefits recognized by the Company amounted to $375 thousand in 1992 and $487 thousand in 1991.

STATUS AND COST OF BENEFITS

Shown in the following tables are actuarial results and assumptions for pension and postretirement medical and life insurance benefits as computed under the requirements of FASB Statements Nos. 87 and 106, respectively. Retiree medical and life insurance information is shown for 1993 only because Statement No. 106 was adopted as of January 1, 1993, on a prospective basis. The funded status of the plans at December 31 was as follows:


                                                                     Pension
                                                               1993            1992
                                                                  (in thousands)
Actuarial present value of
     benefit obligations:
        Vested benefits                                     $35,818          $24,902
        Non-vested benefits                                   1,992            1,772

Accumulated benefit obligation                               37,810           26,674
Additional amounts related to
     projected salary increases                               5,974            6,495

Projected benefit obligation                                 43,784           33,169
Less:
     Fair value of plan assets                               26,446           23,494
     Unrecognized net loss                                    9,449            5,546
     Unrecognized prior service cost                          1,685            1,823
     Unrecognized net transition asset                          710              799
Adjustment required to
      recognize additional
      minimum liability                                       5,871                -

Accrued pension cost recognized
      in the Balance Sheets                                 $11,365           $1,507


The weighted average rates assumed in the actuarial calculations were:


                                                   1993         1992        1991
Discount                                           7.50%        8.00%      8.00%
Annual salary increase                             4.75         5.00       5.00
Long-term return on plan
    assets                                         9.25         9.25       9.50



            In accordance with Statement No. 87, an additional liability related to under-funded accumulated benefit obligations was recognized at December 31, 1993. A corresponding net-of-tax charge of $2.1 million was recognized as a separate component of Common Stock Equity in the Statements of Capitalization.


                                                                    Postretirement
                                                              Medical           Life
                                                               1993             1993
                                                                   (in thousands)
Actuarial present value of
  benefit obligation:
    Retirees and dependents                                    $8,632           $2,536
    Employees eligible to retire                                  898                -
    Other employees                                             6,489            1,577

Accumulated benefit
    obligation                                                 16,019            4,113

Less

     Fair value of plan assets                                      -                -
     Unrecognized net loss                                      4,124              262
     Unrecognized transition obligation                        10,362            3,382

Accrued liability recognized in the
     Balance Sheets                                            $1,533             $469


            The assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 11.3 percent for 1993, decreasing gradually to 6.0 percent through the year 2000 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate by 1.0 percent would increase the accumulated medical benefit obligation as of December 31, 1993, by $1.7 million and the aggregate of the service and interest cost components of the net retiree medical cost by $0.2 million.

Savannah Electric and Power Company 1993 Annual Report


            Components of the plans' net costs are shown below:


                                                       Pension
                                              1993       1992       1991
                                                    (in thousands)

Benefits earned
    during the year                           $1,188      $1,053     $  941
Interest cost on projected
    benefit obligation                         2,741       2,429      2,149
Actual return on
    plan assets                               (2,199)     (1,266)    (3,027)
Net amortization
    and deferral                                 716        (227)     1,736

Net pension cost                              $2,446      $1,989     $1,799


            Of the above net pension amounts, $2.0 million in 1993, $1.7 million in 1992 and $1.5 million in 1991 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.


                                                            Postretirement
                                                       Medical          Life
                                                         1993           1993
                                                          (in thousands)
Benefits earned during the year                        $  346           $ 97
Interest cost on accumulated
     benefit obligation                                   855            279
Amortization of transition
     obligation over 20 years                             545            178

Net postretirement cost                                $1,746           $554



                   Net postretirement medical and life insurance costs of $1.8 million in 1993 were charged to operating expenses.

                   The Company has a supplemental retirement plan for certain executive employees. The plan is unfunded and payable from the general funds of the Company. The Company has purchased life insurance on participating executives, and plans to use these policies to satisfy this obligation.
Benefit costs associated with this plan for 1993, 1992 and 1991 were $980 thousand, $316 thousand and $338 thousand, respectively. The 1993 benefit costs reflect a one-time expense related to employees who were part of the work force reduction program.

WORK FORCE REDUCTION PROGRAM

The Company has incurred additional costs for a one-time charge related to the implementation of a work force reduction program. In 1993, $4.5 million was charged to operating expenses and $0.6 million was charged to other income (expense).

3.  REGULATORY MATTERS

RATE MATTERS

In May 1992, the Company filed for, and subsequently received, GPSC approval to implement new base rates designed to decrease base operating revenues by $2.8 million annually. The reduction included a base rate reduction of approximately $2.5 million spread among all classes of customers, effective June 1992. An additional $0.3 million reduction resulted from the implementation of an experimental, time-of-use rate for certain commercial customers in August 1992.

4.  CONSTRUCTION PROGRAM

The Company is engaged in a continuous construction program, currently estimated to total $33 million in 1994, $32 million in 1995 and $33 million in 1996. The estimates include AFUDC of $1.6 million in 1994, $0.6 million in 1995 and $0.7 million in 1996. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing cost of labor, equipment and materials; and cost of capital. The construction of two combustion turbine peaking units totaling 160 megawatts is planned to be completed in mid 1994. The Company is also constructing six combustion turbine peaking units owned by Georgia Power Company. The construction is to be completed in 1996.

                   See Management's Discussion and Analysis under
"Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

Savannah Electric and Power Company 1993 Annual Report


5.  FINANCING AND COMMITMENTS

GENERAL

To the extent possible, the Company's construction program is expected to be financed from internal sources and from the issuance of additional long-term debt and preferred stock and capital contributions from The Southern Company. Should the Company be unable to obtain funds from these sources, the Company would have to use short-term indebtedness or other alternative, and possibly costlier, means of financing.

                   The amounts of long-term debt and preferred stock that can be issued in the future will be contingent on market conditions, the maintenance of adequate earnings levels, regulatory authorizations and other factors. See Management's Discussion and Analysis for information regarding the Company's earnings coverage requirements.

BANK CREDIT ARRANGEMENTS

At the beginning of 1994, unused credit arrangements with four banks totaled $14.5 million, and expire at various times during 1994.

                   The Company has $20 million of revolving credit arrangements expiring December 31, 1995. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option. In connection with these credit arrangements, the Company agrees to pay commitments fees based on the unused portions of the commitments.

                   In connection with all other lines of credit, the Company has the option of paying fees or maintaining compensating balances, which are substantially all the cash of the Company except for daily working funds and similar items. These balances are not legally restricted from withdrawal.

ASSETS SUBJECT TO LIEN

As amended and supplemented, the Company's Indenture of Mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

OPERATING LEASES

The Company has rental agreements with various terms and expiration dates. Rental expenses totaled $1.5 million, $1.5 million, and $1.4 million for 1993, 1992, and 1991, respectively. At December 31, 1993, estimated future minimum lease payments for non-cancelable operating leases were as follows:


                                                          Amounts
                                                       (in millions)
1994                                                       $1.3
1995                                                        0.3
1996                                                        0.1
1997 and thereafter                                           -



6.  LONG-TERM POWER SALES AGREEMENTS

The operating subsidiaries of The Southern Company, including the Company, have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. Certain of these agreements are non-firm and are based on capacity of the system in general. Other agreements are firm and pertain to the capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, revenues from capacity sales primarily affect profitability. The Company's portion of capacity revenues has been as follows:



                    Unit             Other
Year                Power          Long-Term       Total
                                 (in thousands)
1993                $ 2               $976          $978
1992                  3                534           537
1991                 25                491           516

                   Long-term non-firm power of 400 megawatts was sold by the Southern electric system in 1993 to Florida Power Corporation (FPC). In January 1994, this amount decreased to 200 megawatts, and the contract will expire at year-end.

Savannah Electric and Power Company 1993 Annual Report



7.  INCOME TAXES

Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption of Statement No. 109 resulted in cumulative adjustments that had no material effect on net income. The adoption also resulted in the recording of additional deferred income taxes and related assets and liabilities. The related assets of $25 million are revenues to be received from customers. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The related liabilities of $26 million are revenues to be refunded to customers. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and unamortized investment tax credits. Additionally, deferred income taxes related to accelerated tax depreciation previously shown as a reduction to utility plant were reclassified.

                   Details of the federal and state income tax provisions are as follows:


                                                   1993         1992          1991
                                                            (in thousands)
Total provision for
    income taxes
Federal --
    Current payable                             $11,663        $6,630         $11,739
    Deferred - current year                       1,906         7,407           4,595
             - reversal of
                prior years                      (1,383)       (2,347)         (3,155)


                                                 12,186        11,690          13,179

State --
    Current payable                               2,049         1,231           2,133
    Deferred - current year                         119         1,079             662
             - reversal of
                prior years                         (35)         (192)           (501)

                                                  2,133         2,118           2,294

Total                                            14,319        13,808          15,473

Less income taxes charged
    (credited) to
    other income                                 (1,117)         (758)           (722)

Federal and state
    income taxes
    charged to operations                       $15,436       $14,566         $16,195



                   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities are as follows:


                                                                              1993
                                                                         (IN THOUSANDS)
Deferred tax liabilities:
  Accelerated depreciation                                                  $53,585
  Property basis differences                                                 13,871
  Other                                                                       3,922

Total                                                                        71,378

Deferred tax assets:
  Pension and other benefits                                                  4,237
  Other                                                                       4,616

Total                                                                         8,853

Net deferred tax liabilities                                                 62,525
Portions included in current assets, net                                      4,422

Accumulated deferred income taxes
  in the Balance Sheets                                                     $66,947


                   Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $0.7 million in 1993, 1992 and 1991. At December 31, 1993, all investment tax credits available to reduce federal income taxes payable had been utilized.

                   A reconciliation of the effective income tax rate to the statutory tax rate is as follows:

                                             1993          1992             1991
Total effective tax rate                      38%           38%              37%
State income tax, net of federal
  income tax benefit                          (4%)          (4%)             (4%)
Other                                          1%            -                1%

Statutory federal tax rate                    35%           34%              34%


                   The Southern Company and its subsidiaries file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each company's current and deferred tax expense is computed on a stand-alone basis, and consolidated tax savings are allocated to each company based on its ratio of taxable income to total consolidated taxable income.

Savannah Electric and Power Company 1993 Annual Report



8.  CUMULATIVE PREFERRED STOCK

In November 1993, the Company issued 1,400,000 shares of 6.64 percent Series Preferred stock which has redemption provisions of $26.66 per share plus accrued dividends if on or prior to November 1, 1998, and at $25 per share plus accrued dividends thereafter.

         In December 1993, the Company redeemed all 800,000 shares outstanding of its 9.5 percent Series Preferred stock at the prescribed redemption price of $26.57 plus accrued dividends. Cumulative preferred stock dividends are preferential to the payment of dividends on common stock.

9.  LONG-TERM DEBT

         The Company's Indenture related to its First Mortgage Bonds is unlimited as to the authorized amount of bonds which may be issued, provided that required property additions, earnings and other provisions of such Indenture are met.

         On February 19, 1993, the Company refunded its $4.1 million,
6.25 percent Series Pollution Control Bonds, due 1998 with $4.1 million of variable rate Series Pollution Control Bonds due 2016.

         In 1994, there is a first mortgage bond maturity of $3.7 million. The sinking fund requirements of first mortgage bonds are being satisfied by certification of property additions. See Note 10 "Long-Term Debt Due Within One Year" for details.

         Details of other long-term debt are as follows:

                                                                December 31,
                                                               1993      1992
                                                               (in thousands)
Collateralized obligations incurred
in connection with the sale by public
authorities of tax-exempt pollution
control revenue  bonds --
  6 1/4% due 1998                                            $     -    $ 4,085
  Variable rate (3.2% at 1/1/94)
  due 2016                                                     4,085          -
  6 3/4% due 2022                                             13,870     13,870

Total pollution control obligations                          $17,955    $17,955

Capital lease obligations --
  Combustion turbine equipment                               $ 1,403    $ 1,786
  Transportation fleet                                           908        881

Total other long-term debt                                   $ 2,311    $ 2,667


         Sinking fund requirements and /or maturities through 1998
applicable to long-term debt are as follows: $4.5 million in 1994; $0.7 million in 1995; $0.7 million in 1996; $0.1 million in 1997 and no requirement is needed for 1998.

         Assets acquired under capital leases are recorded as utility plant in service and the related obligation is classified as other long-term debt. Leases are capitalized at the net present value of the future lease payments. However, for ratemaking purposes, these obligations are treated as operating leases, and as such, lease payments are charged to expense as incurred.

         The Company leases combustion turbine generating equipment under a non-cancelable lease expiring in 1995, with renewal options extending until 2010. The Company also leases a portion of its transportation fleet. Under the terms of these leases, the Company is responsible for taxes, insurance and other expenses.

Savannah Electric and Power Company 1993 Annual Report



10.  LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund/sinking fund requirements and scheduled maturities and redemptions of long-term debt due within one year is as follows:


                                                              1993     1992
                                                             (in thousands)
Bond sinking fund requirements                              $1,350     $980
Less:
  Portion to be satisfied by
    certifying property additions                            1,350      980

Cash sinking fund requirements                                   -        -
Other long-term debt maturities                              4,499    1,319

Total                                                       $4,499   $1,319


            The first mortgage bond improvement (sinking) fund requirements amount to 1 percent of each outstanding series of bonds authenticated under the indentures prior to January 1 of each year, other than those issued to collateralize pollution control and other obligations. The requirements may be satisfied by depositing cash or reacquiring bonds, or by pledging additional property equal to 1 2/3 times the requirements.

11.  COMMON STOCK DIVIDEND RESTRICTIONS

The Company's Charter and Indentures contain certain limitations on the payment of cash dividends on the preferred and common stocks. At December 31, 1993, approximately $55 million of retained earnings was restricted against the payment of cash dividends on common stock under the terms of the Mortgage Indenture.

12.  QUARTERLY FINANCIAL INFORMATION
     (UNAUDITED)

Summarized quarterly financial data for 1993 and 1992 are as follows (in thousands):

                                                            Net Income After
                   Operating       Operating                  Dividends on
Quarter Ended       Revenue         Income                  Preferred Stock

March 1993          $42,873         $6,123                      $3,019
June  1993           52,875          9,301                       6,211
September 1993       74,420         13,326                      10,214
December 1993        48,274          5,484                       2,015

March 1992          $41,965         $6,738                      $3,200
June 1992            49,918          8,133                       4,837
September 1992       63,814         14,794                      11,378
December 1992        42,064          4,206                       1,097


                    The Company's business is influenced by seasonal weather conditions, a seasonal rate structure and the timing of rate changes, among other factors.

    SELECTED FINANCIAL AND OPERATING DATA
    Savannah Electric and Power Company 1993 Annual Report


                                                                  1993       1992       1991
    OPERATING REVENUES (IN THOUSANDS)                         $218,442   $197,761   $189,646
    NET INCOME AFTER DIVIDENDS
      ON PREFERRED AND PREFERENCE STOCKS (IN THOUSANDS)       $ 21,459   $ 20,512   $ 24,030
    CASH DIVIDENDS ON COMMON STOCK (IN THOUSANDS)             $ 21,000   $ 22,000   $ 22,000
    RETURN ON AVERAGE COMMON EQUITY (PERCENT)                    13.73      12.89      15.13
    TOTAL ASSETS (IN THOUSANDS)                               $527,187   $352,175   $352,505
    GROSS PROPERTY ADDITIONS (IN THOUSANDS)                   $ 72,858   $ 30,132   $ 19,478

    CAPITALIZATION (IN THOUSANDS):
    Common stock equity                                       $154,269   $158,376   $159,841
    Preferred stock                                             35,000     20,000     20,000
    Preferred and preference stock subject
      to mandatory redemption                                        -          -          -
    Long-term debt                                             151,338    110,767    119,280

    Total (excluding amounts due within one year)             $340,607   $289,143   $299,121

    CAPITALIZATION RATIOS (PERCENT):
    Common stock equity                                           45.3       54.8       53.4
    Preferred and preference stock                                10.3        6.9        6.7
    Long-term debt                                                44.4       38.3       39.9

    Total (excluding amounts due within one year)                100.0      100.0      100.0

    FIRST MORTGAGE BONDS (IN THOUSANDS):
    Issued                                                      45,000     30,000     30,000
    Retired                                                          -     38,750     22,500

    PREFERRED AND PREFERENCE STOCK (IN THOUSANDS):
    Issued                                                      35,000          -          -
    Retired                                                     20,000          -          -

    SECURITY RATINGS:
    First Mortgage Bonds -
      Moody's                                                       A1         A1         A1
      Standard and Poor's                                            A          A          A
    Preferred Stock -
      Moody's                                                     "a2"       "a2"       "a2"
      Standard and Poor's                                           A-         A-         A-

    CUSTOMERS (YEAR-END):
    Residential                                                101,032     99,164     97,446
    Commercial                                                  12,702     12,416     12,153
    Industrial                                                      69         73         73
    Other                                                          957        940        897

    Total                                                      114,760    112,593    110,569

    EMPLOYEES (YEAR-END)                                           655        670        672


    Note:
    NR = Not Rated

SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1993 Annual Report


           1990       1989       1988        1987     1986       1985       1984       1983
       $205,635   $201,799   $182,440    $174,707  $174,847  $158,643   $148,721   $143,562

       $ 26,254   $ 25,535   $ 24,272    $ 22,086  $ 20,452  $ 15,279   $ 14,907   $ 13,967
       $ 22,000   $ 20,000   $ 11,700    $ 10,741  $  9,353  $  8,387   $  8,010   $  6,607
          16.85      16.88      17.03       17.03     17.52     14.41      15.31      16.80
       $340,050   $349,887   $347,051    $340,109  $341,826  $323,686   $323,318   $314,773
       $ 20,086   $ 18,831   $ 23,254    $ 32,276  $ 26,800  $ 30,700   $ 29,724   $ 15,786

       $157,811   $153,737   $148,883    $136,207  $123,133  $110,385   $101,664   $ 93,076
         20,000     22,300     22,300       2,300     2,300     2,300      2,300      2,300

              -      2,884      3,075       9,665    10,256    10,848     11,446     12,043
        112,377    117,522     98,285     129,329   137,821   128,850    136,709    145,900

       $290,188   $296,443   $272,543    $277,501  $273,510  $252,383   $252,119   $253,319

           54.4       51.9       54.6        49.1      45.0      43.7       40.3       36.7
            6.9        8.5        9.3         4.3       4.6       5.2        5.5        5.7
           38.7       39.6       36.1        46.6      50.4      51.1       54.2       57.6

          100.0      100.0      100.0       100.0     100.0     100.0      100.0      100.0

              -     30,000          -           -    25,000    20,000          -      4,000
          9,135     18,275     12,231      10,239    10,160     5,592     10,532     12,071

              -          -     20,000           -         -         -          -          -
          5,374      6,591        553         588       610       588        525        558


             A1         A1         A1          A3        A3        A3         A3       Baa2
              A          A         A-          A-        A-        A-       BBB+       BBB-

           "a2"       "a2"       "a2"          NR        NR        NR         NR         NR
             A-         A-       BBB+        BBB+      BBB+      BBB+       BBB+        BB+

         96,452     94,766     93,486      92,094    89,951    88,101     86,366     83,456
         12,045     12,298     12,135      11,812    11,405    10,985     10,659     10,293
             76         69         69          67        67        66         76         72
            867        856        828         762       731       699        637        620

        109,440    107,989    106,518     104,735   102,154    99,851     97,738     94,441

            648        643        655         655       658       653        632        624


    Savannah Electric and Power Company 1993 Annual Report

                                                                  1993       1992       1991
    OPERATING REVENUES (IN THOUSANDS):
    Residential                                             $   93,883 $   82,670 $   80,541
    Commercial                                                  71,320     64,756     61,827
    Industrial                                                  36,180     33,171     30,492
    Other                                                        7,810      7,095      6,561

    Total retail                                               209,193    187,692    179,421
    Sales for resale - non-affiliates                            6,021      7,821      7,813
    Sales for resale - affiliates                                2,433      1,505      1,430

    Total revenues from sales of electricity                   217,647    197,018    188,664
    Other revenues                                                 795        743        982

    Total                                                   $  218,442 $  197,761 $  189,646


    KILOWATT-HOUR SALES (IN THOUSANDS):
    Residential                                              1,329,362  1,216,993  1,195,005
    Commercial                                               1,015,935    953,840    925,757
    Industrial                                                 854,324    861,121    825,862
    Other                                                      115,969    110,270    106,683

    Total retail                                             3,315,590  3,142,224  3,053,307
    Sales for resale - non-affiliates                          247,203    367,066    372,085
    Sales for resale - affiliates                               75,384     37,632     32,581

    Total                                                    3,638,177  3,546,922  3,457,973


    AVERAGE REVENUE PER KILOWATT-HOUR (CENTS):
    Residential                                                   7.06       6.79       6.74
    Commercial                                                    7.02       6.79       6.68
    Industrial                                                    4.23       3.85       3.69
    Total retail                                                  6.31       5.97       5.88
    Sale for resale                                               2.62       2.30       2.28
    Total sales                                                   5.98       5.55       5.46
    RESIDENTIAL AVERAGE ANNUAL KILOWATT-HOUR USE PER
      CUSTOMER                                                  13,269     12,369     12,323
    RESIDENTIAL AVERAGE ANNUAL REVENUE PER CUSTOMER         $   937.07 $   840.23 $   830.54
    PLANT NAMEPLATE CAPACITY RATINGS (YEAR-END) (MEGAWATTS)        628        628        605
    MAXIMUM PEAK-HOUR DEMAND (MEGAWATTS):
    Winter                                                         524        533        526
    Summer                                                         747        695        691
    ANNUAL LOAD FACTOR (PERCENT)                                  54.1       55.0       54.1
    PLANT AVAILABILITY - FOSSIL-STEAM (PERCENT)                   90.2       89.1       78.9

    SOURCE OF ENERGY SUPPLY (PERCENT):
    Coal                                                          21.5       12.0       16.3
    Oil and gas                                                    4.5        2.9        1.7
    Purchased power -
      From non-affiliates                                          0.9        1.0        0.4
      From affiliates                                             73.1       84.1       81.6

    Total                                                        100.0      100.0      100.0


    TOTAL FUEL ECONOMY DATA:
    BTU per net kilowatt-hour generated                         11,515     12,547     10,917
    Cost of fuel per million BTU (cents)                        215.97     201.50     199.42
    Average cost of fuel per net kilowatt-hour generated
      (cents)                                                     2.49       2.53       2.18

     Savannah Electric and Power Company 1993 Annual Report

           1990       1989       1988        1987       1986        1985       1984       1983
     $   87,063 $   85,113 $   81,098  $   79,785 $   80,348  $   70,377 $   65,059 $   62,815
         65,462     65,474     62,640      60,285     59,547      53,696     50,538     47,861
         30,237     28,304     26,865      27,422     27,694      28,335     27,233     27,111
          6,782      6,892      6,557       6,315      6,300       5,823      5,505      5,297

        189,544    185,783    177,160     173,807    173,889     158,231    148,335    143,084
          9,482      8,814        808           -          -           -          -          -
          5,566      6,025      3,567           -          -           -          -          -

        204,592    200,622    181,535     173,807    173,889     158,231    148,335    143,084
          1,043      1,177        905         900        958         412        386        478

     $  205,635 $  201,799 $  182,440  $  174,707 $  174,847  $  158,643    148,721    143,562


      1,183,486  1,109,976  1,067,411   1,044,554  1,021,905     926,988    883,498    844,353
        892,931    839,756    806,687     775,643    746,133     694,168    668,309    630,160
        644,704    561,063    533,604     557,281    515,544     513,270    518,118    495,914
        103,539    101,164     97,072      94,949     92,471      87,238     84,798     80,454

      2,824,660  2,611,959  2,504,774   2,472,427  2,376,053   2,221,664  2,154,723  2,050,881
        441,090    437,943     24,168           -          -           -          -          -
        294,042    303,142    156,106           -          -           -          -          -

      3,559,792  3,353,044  2,685,048   2,472,427  2,376,053   2,221,664  2,154,723  2,050,881


           7.36       7.67       7.60        7.64       7.86        7.59       7.36       7.44
           7.33       7.80       7.77        7.77       7.98        7.74       7.56       7.60
           4.69       5.04       5.03        4.92       5.37        5.52       5.26       5.47
           6.71       7.11       7.07        7.03       7.32        7.12       6.88       6.98
           2.05       2.00       2.43           -          -           -          -          -
           5.75       5.98       6.76        7.03       7.32        7.12       6.88       6.98
         12,339     11,781     11,489      11,481     11,514      10,536     10,357     10,148
      $  907.68 $   903.37 $   872.87  $   876.95 $   905.27  $   799.90 $   762.67 $   754.97
            605        605        605         605        605         605        605        605

            428        548        471         414        464         440        360        374
            648        613        574         562        565         498        481        496
           53.2       52.4       53.4        53.6       51.1        54.7       54.1       50.7
           89.6       94.7       77.1        81.2       86.9        92.0       86.1       86.6

           52.8       63.5       79.8        74.3       81.9        87.5       91.8       87.6
            3.4        1.4        5.4         4.4        6.8         2.6        2.2        5.6

            0.8        1.5        5.9        19.9       11.3         9.9        6.0        6.8
           43.0       33.6        8.9         1.4          -           -          -          -

          100.0      100.0      100.0       100.0      100.0       100.0      100.0      100.0


         10,741     10,611     10,683      10,551     10,607      10,581     10,498     10,642
         188.18     180.48     178.31      176.10     186.30      198.80     196.20     201.01
           2.02       1.92       1.90        1.86       1.98        2.10       2.06       2.14



    STATEMENTS OF INCOME
    Savannah Electric and Power Company

    FOR THE YEARS ENDED DECEMBER 31,                                     1993              1992             1991
    (Thousands of Dollars)
    OPERATING REVENUES:
    Revenues                                                          $ 216,009         $ 196,256        $ 188,216
    Revenues from affiliates                                              2,433             1,505            1,430

    Total operating revenues                                            218,442           197,761          189,646

    OPERATING EXPENSES:
    Operation --
       Fuel                                                              24,976            14,162           14,415
       Purchased power from non-affiliates                                  793               494              297
       Purchased power from affiliates                                   56,274            56,492           49,007
       Other                                                             45,610            36,884           32,945
    Maintenance                                                          13,516            14,232           12,475
    Depreciation and amortization                                        16,467            16,829           16,549
    Taxes other than income taxes                                        11,136            10,231           10,122
    Federal and state income taxes                                       15,436            14,566           16,195

    Total operating expenses                                            184,208           163,890          152,005

    OPERATING INCOME                                                     34,234            33,871           37,641
    OTHER INCOME (EXPENSE):
    Allowance for equity funds used during construction                     958               446              170
    Interest income                                                         209               276              589
    Other, net                                                           (1,841)           (1,450)            (879)
    Income taxes applicable to other income                               1,117               758              722

    INCOME BEFORE INTEREST CHARGES                                       34,677            33,901           38,243

    INTEREST CHARGES:
    Interest on long-term debt                                           10,696            10,870           11,486
    Allowance for debt funds used during construction                      (699)             (289)            (103)
    Interest on notes payable                                               240                15               25
    Amortization of debt discount, premium, and expense, net                535               427              380
    Other interest charges                                                  340               466              525

    Net interest charges                                                 11,112            11,489           12,313

    INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
      EFFECT OF A CHANGE IN METHOD OF RECORDING REVENUES                 23,565            22,412           25,930
    Extraordinary item*                                                       -                 -                -
    Cumulative effect as of January 1, 1988, of accruing unbilled
       revenues--less income taxes of $1,164(000)                             -                 -                -

    NET INCOME                                                           23,565            22,412           25,930
    DIVIDENDS ON PREFERRED AND PREFERENCE STOCK                           2,106             1,900            1,900

    NET INCOME AFTER DIVIDENDS ON PREFERRED AND PREFERENCE STOCK      $  21,459         $  20,512        $  24,030

    Pro Forma Net Income After Dividends on Preferred Stock
       Assuming Change in Method of Recording
       Revenues Was Applied Retroactively                             $  21,459         $  20,512        $  24,030

    * Tax-free common stock/bond exchange

    STATEMENTS OF INCOME
    Savannah Electric and Power Company

        1990         1989         1988         1987         1986        1985        1984        1983

    $  200,069   $  195,774   $  178,873   $  174,707   $  174,847   $ 158,643   $ 148,721   $ 143,562
         5,566        6,025        3,567            -            -           -           -           4

       205,635      201,799      182,440      174,707      174,847     158,643     148,721     143,566



        42,630       44,224       46,578       38,597       44,393      45,232      44,183      44,152
           611          616        3,593       11,453        6,069       7,577       3,810           -
        34,648       26,361        6,586        1,186        2,071       1,526       2,255       5,675
        30,630       29,371       28,271       25,642       24,114      20,292      18,424      18,028
        12,754       12,281       14,261       13,629       12,591      12,029      11,195      10,711
        16,118       20,343       19,771       18,152       16,443      15,798      14,104      12,721
         9,798        9,152        9,209        9,088        7,863       6,724       6,098       5,441
        17,611       17,571       14,017       16,969       21,405      15,495      15,026      13,862

       164,800      159,919      142,286      134,716      134,949     124,673     115,095     110,590

        40,835       41,880       40,154       39,991       39,898      33,970      33,626      32,976

           193            -          273          512           27         646         624         229
           741          719          355          925          924         943       1,200       1,013
          (803)        (672)      (1,423)        (464)        (553)       (107)       (173)       (133)
           187          192          459         (317)        (217)       (389)       (548)       (461)

        41,153       42,119       39,818       40,647       40,079      35,063      34,729      33,624


        12,052       12,287       15,603       17,127       17,415      18,089      18,237      19,484
          (194)        (112)        (330)        (459)         (73)       (725)       (551)       (328)
           116          402          230           70          315         437         172         367
           241          274          196          237          234         302         241         255
           665        1,313          336          251          335         213         188         220

        12,880       14,164       16,035       17,226       18,226      18,316      18,287      19,998


        28,273       27,955       23,783       23,421       21,853      16,747      16,442      13,626
             -            -            -            -            -           -           -       1,935

             -            -        1,920            -            -           -           -           -

        28,273       27,955       25,703       23,421       21,853      16,747      16,442      15,561
         2,019        2,420        1,431        1,335        1,401       1,468       1,535       1,594

    $   26,254   $   25,535   $   24,272   $   22,086   $   20,452   $  15,279   $  14,907   $  13,967



    $   26,254   $   25,535   $   22,352   $   21,865   $   20,606   $  15,744   $  14,665   $  14,103

    STATEMENTS OF CASH FLOWS
    Savannah Electric and Power Company

    FOR THE YEARS ENDED DECEMBER 31,                                  1993         1992      1991
    (Thousands of Dollars)
    OPERATING ACTIVITIES:
    Net income                                                    $   23,565   $  22,412   $  25,930
    Adjustments to reconcile net income to net
      cash provided by operating activities --
        Depreciation and amortization                                 17,482      17,757      17,501
        Deferred income taxes, net                                       607       5,947       1,601
        Deferred investment tax credits, net                               -           -           -
        Allowance for equity funds used during construction             (958)       (446)       (170)
        Other, net                                                     2,853      (1,312)     (1,876)
        Changes in certain current assets and liabilities --
          Receivables, net                                           (16,839)     (4,107)      5,291
          Special deposits                                                 -         350       1,348
          Inventories                                                 (3,947)      4,435      (1,082)
          Payables                                                    18,742         351         568
          Other                                                        3,282       2,083       3,710

    Net cash provided from operating activities                       44,787      47,470      52,821

    INVESTING ACTIVITIES:
    Gross property additions                                         (72,858)    (30,132)    (19,478)
    Sales of property                                                      -           -           -
    Other                                                              1,676      (1,073)        407

    Net cash provided (used) for investing activities                (71,182)    (31,205)    (19,071)

    FINANCIING ACTIVITIES:
    Proceeds:
      Preferred stock                                                 35,000           -           -
      First mortgage bonds                                            45,000      30,000      30,000
      Pollution control bonds                                          4,085      13,870           -
      Other long-term debt                                            10,000           -           -
      Common Stock                                                         -           -           -
    Redemptions:
      Preferred and preference stock                                 (20,000)          -           -
      First mortgage bonds                                                 -     (38,750)    (22,500)
      Pollution control bonds                                         (4,085)    (14,550)       (515)
      Other long-term debt                                           (10,356)       (217)       (275)
    Notes payable, net                                                (4,500)      7,500      (1,500)
    Payment of preferred and preference stock dividends               (2,222)     (1,900)     (1,900)
    Payment of common and class A stock dividends                    (21,000)    (22,000)    (22,000)
    Miscellaneous                                                     (3,400)     (3,985)       (477)

    Net cash provided from (used for) financing activities            28,522     (30,032)    (19,167)

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               2,127     (13,767)     14,583

    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,788      15,555         972

    CASH AND CASH EQUIVALENTS AT END OF YEAR                      $    3,915   $   1,788   $  15,555

    () Denotes use of cash

                                    II-251

    STATEMENTS OF CASH FLOWS
    Savannah Electric and Power Company

          1990         1989        1988        1987        1986        1985        1984       1983


      $   28,273   $   27,955   $  25,703   $  23,421   $  21,853   $  16,747   $ 16,442   $  15,561


          16,995       21,310      20,592      19,126      16,855      16,484     14,216      12,147
           2,782        3,476       3,568         925       4,443       3,034      3,104       5,000
               -            -           -          (5)        489       3,084      2,043       6,900
            (193)           -        (273)       (512)        (27)       (646)      (624)       (229)
             511         (775)        718      (1,016)        474      (1,730)        35      (1,165)

           1,541       (6,949)     (7,062)      1,360       1,456      (1,122)       180      (2,714)
             185        2,708        (558)       (587)        (53)       (916)       (27)        966
           1,246       (1,503)      3,063        (503)        663       5,563     (7,006)       (172)
            (228)       1,086      (1,151)        (78)     (1,750)      2,135      1,637         342
            (319)       1,544      (1,684)       (757)      1,916           2        521       1,666

          50,793       48,852      42,916      41,374      46,319      42,635     30,521      38,302


         (20,086)     (18,831)    (23,254)    (32,276)    (26,800)    (30,700)   (29,724)    (15,786)
               -            -           -           -           -       1,145        193           -
            (120)         381      (4,042)      1,296        (824)      2,682      1,561         420

         (20,206)     (18,450)    (27,296)    (30,980)    (27,624)    (26,873)   (27,970)    (15,366)



               -            -      20,000           -           -           -          -           -
               -       30,000           -           -      25,000      20,000          -       4,000
               -            -           -           -           -           -          -           -
               -            -           -           -           -           -          -      23,500
               -            -         403       1,693       1,691       1,777      1,639      12,396

          (5,374)      (6,591)       (553)       (588)       (610)       (588)      (525)       (558)
          (9,135)     (18,275)    (12,231)    (10,239)    (10,160)     (5,592)   (10,532)    (12,071)
            (485)        (455)       (430)       (405)       (380)       (360)      (335)          -
            (364)      (7,656)     (4,401)     (3,954)     (3,075)    (17,721)    (2,965)    (30,635)
           1,500            -           -           -      (4,500)     (4,500)     9,000      (2,000)
          (2,113)      (2,318)     (1,284)     (1,351)     (1,418)     (1,485)    (1,552)     (1,611)
         (22,000)     (20,000)    (14,407)    (10,383)     (9,114)     (8,347)    (7,763)     (6,103)

              47       (1,071)       (269)          -        (436)       (383)         -        (376)

         (37,924)     (26,366)    (13,172)    (25,227)     (3,002)    (17,199)   (13,033)    (13,458)

          (7,337)       4,036       2,448     (14,833)     15,693      (1,437)   (10,482)      9,478
           8,309        4,273       1,825      16,658         965       2,402     12,884       3,406

      $      972   $    8,309   $   4,273   $   1,825   $  16,658   $     965   $  2,402   $  12,884




    BALANCE SHEETS
    Savannah Electric and Power Company

    At December 31,                                                  1993              1992             1991
    (Thousands of Dollars)
    ASSETS
    UTILITY PLANT:
      Production-fossil                                          $  257,708        $  258,539       $  247,017
      Transmission                                                   99,791            93,182           90,198
      Distribution                                                  237,012           222,024          212,576
      General                                                        28,010            25,851           24,283
      Construction work in progress                                  49,797             5,966            4,211

        Total utility plant                                         672,318           605,562          578,285
    Accumulated provision for depreciation                          251,565           240,094          225,605

        Total                                                       420,753           365,468          352,680
    Less property-related accumulated deferred income taxes               -            65,725           62,737

        Total                                                       420,753           299,743          289,943

    OTHER PROPERTY AND INVESTMENTS                                    1,793             1,795               39

    CURRENT ASSETS:
      Cash and cash equivalents                                       3,915             1,788           15,555
      Receivables, net                                               27,714            14,480           14,549
      Accrued unbilled revenues                                       3,789             3,401            3,252
      Fuel cost under recovery                                        7,112             3,895                -
      Fossil fuel stock, at average cost                              8,419             4,895            9,196
      Materials and supplies, at average cost                         9,358             8,935            9,069
      Prepayments                                                     4,849             1,599            4,544

        Total current assets                                         65,156            38,993           56,165

    DEFERRED CHARGES:
      Deferred charges related to income taxes                       24,890                 -                -
      Miscellaneous                                                  14,595            11,644            6,358

        Total deferred charges                                       39,485            11,644            6,358

    TOTAL ASSETS                                                 $  527,187        $  352,175       $  352,505



    BALANCE SHEETS
    Savannah Electric and Power Company

        1990         1989          1988         1987        1986        1985        1984         1983


    $  246,278   $   242,988   $  241,833   $  236,587   $ 232,316   $ 229,765   $ 215,908   $  212,917
        73,358        72,299       71,601       69,822      65,215      61,843      55,047       49,554
       217,913       204,611      192,335      177,163     160,346     147,563     136,807      126,293
        22,990        22,482       21,686       17,513      14,838      13,153      10,585        9,414
         1,354         2,880        1,684        7,214       5,270       1,915      10,609        2,341

       561,893       545,260      529,139      508,299     477,985     454,239     428,956      400,519
       211,725       198,228      178,888      161,531     144,232     130,279     116,576      102,967

       350,168       347,032      350,251      346,768     333,753     323,960     312,380      297,552
        58,106        54,418       51,487       49,255      46,496      41,026      32,859       30,503

       292,062       292,614      298,764      297,513     287,257     282,934     279,521      267,049

            39            49           49           49          39          39          52            -


           972         8,309        4,273        1,825      16,658         965       2,402       12,884
        14,450        14,300       15,714       14,419      13,806      14,472      12,350       11,910
         3,831         4,501        3,889            -           -           -           -            -
         5,662         6,881        1,838            -         787       1,524       1,609        2,249
         8,071         9,706        8,455       12,359      12,642      13,615      19,554       12,855
         9,112         8,723        8,471        7,630       6,844       6,534       6,157        5,850
         1,492           585        1,240        2,786         978         383         117          324

        43,590        53,005       43,880       39,019      51,715      37,493      42,189       46,072


             -             -            -            -           -           -           -            -
         4,359         4,219        4,358        4,127       2,815       3,220       1,556        1,652

         4,359         4,219        4,358        4,127       2,815       3,220       1,556        1,652

    $  340,050   $   349,887   $  347,051   $  340,708   $ 341,826   $ 323,686   $ 323,318   $  314,773


                                    II-254

    BALANCE SHEETS
    Savannah Electric and Power Company

    At December 31,                                                         1993        1992         1991
    (Thousands of Dollars)
    CAPITALIZATION AND LIABILITIES
    CAPTIALIZATION:
      Common stock                                                     $    54,223   $  54,223   $   54,223
      Paid-in capital                                                           23          23            -
      Paid-in for common stock in excess of par value                        8,665       8,665        8,665
      Additional minimum liability
      for under-funded pension obligations                                  (2,121)          -            -
      Retained Earnings                                                     93,479      95,465       96,953

        Total common equity                                                154,269     158,376      159,841
      Preferred stock                                                       35,000      20,000       20,000
      Preferred and preference stock subject to mandatory redemption             -           -            -
      Long-term debt                                                       151,338     110,767      119,280

        Total capitalization                                               340,607     289,143      299,121
         (excluding amount due within one year)

    CURRENT LIABILITIES:
      Notes payable to banks                                                 3,000       7,500            -
      Preferred and preference stock due within one year                         -           -            -
      Long-term debt due within one year                                     4,499       1,319        2,442
      Accounts payable                                                      30,442      11,179       10,176
      Customer deposits                                                      4,714       4,541        4,528
      Fuel cost over recovery                                                    -           -        1,603
      Taxes accrued                                                          1,529       3,016          724
      Interest accrued                                                       6,730       5,733        4,657
      Vacation pay accrued                                                   1,638       1,790        1,672
      Miscellaneous                                                          8,703       5,025        4,823

        Total current liabilities                                           61,255      40,103       30,625

    DEFERED CREDITS AND OTHER LIABILITIES:
      Accumulated deferred income taxes                                     66,947           -            -
      Accumulated deferred investment tax credits                           15,301      15,964       16,628
      Deferred credits related to income taxes                              26,173           -            -
      Deferred under-funded accrued benefit obligation                       5,855           -            -
      Miscellaneous                                                         11,049       6,965        6,131

        Total deferred credits and other liabilities                       125,325      22,929       22,759

    TOTAL CAPITALIZATION AND LIABILITIES                               $   527,187   $ 352,175   $  352,505


    BALANCE SHEETS
    Savannah Electric and Power Company

        1990        1989        1988        1987        1986        1985         1984         1983



    $   54,223   $  54,223   $  54,223   $  54,131   $  53,174   $  52,332   $   51,271   $   49,462
             -           -           -           -           -           -            -            -
         8,665       8,665       8,665       8,353       7,623       6,774        6,059        6,229

             -           -           -           -           -           -            -            -
        94,923      90,849      85,995      73,723      62,336      51,279       44,334       37,385

       157,811     153,737     148,883     136,207     123,133     110,385      101,664       93,076
        20,000      22,300      22,300       2,300       2,300       2,300        2,300        2,300
             -       2,884       3,075       9,665      10,256      10,848       11,446       12,043
       112,377     117,522      98,285     129,329     137,821     128,850      136,709      145,900

       290,188     296,443     272,543     277,501     273,510     252,383      252,119      253,319



         1,500           -           -           -           -       4,500        9,000            -
             -         190       6,590         553         550         568          558          486
         2,358       7,091      23,217       8,956      14,836      12,636        8,510       12,910
         8,786       9,078       7,950       9,427      10,329      12,584        9,956        7,558
         4,472       4,296       3,983       3,729       3,403       3,256        2,846        2,537
             -           -           -         599           -           -            -            -
         1,387       1,749       1,899       3,713       4,834       3,595        8,663        7,789
         3,415       4,287       4,154       4,599       4,906       4,984        5,253        5,460
         1,604       1,477       1,412       1,306       1,255       1,150        1,086          997
         3,398       2,880       1,705       6,257       3,650       3,356        3,336        3,107

        26,920      31,048      50,910      39,139      43,763      46,629       49,208       40,844


             -           -           -           -           -           -            -            -
        17,292      17,971      19,106      20,264      21,663      22,265       20,117       19,040
             -           -           -           -           -           -            -            -
             -           -           -           -           -           -            -            -
         5,650       4,425       4,492       3,804       2,890       2,409        1,874        1,570

        22,942      22,396      23,598      24,068      24,553      24,674       21,991       20,610

    $  340,050   $ 349,887   $ 347,051   $ 340,708   $ 341,826   $ 323,686   $  323,318   $  314,773



                      SAVANNAH ELECTRIC AND POWER COMPANY

                            OUTSTANDING SECURITIES
                             AT DECEMBER 31, 1993

                             FIRST MORTGAGE BONDS

                             Amount             Interest      Amount
               Series        Issued               Rate      Outstanding       Maturity
                           (Thousands)                     (Thousands)
               1964        $    8,000           4-5/8%     $    3,715           4/1/94
               1993            20,000           6-3/8%         20,000           7/1/03
               1989            30,000           9-1/4%         30,000          10/1/19
               1991            30,000           9-3/8%         30,000           7/1/21
               1992            30,000           8.30%          30,000           7/1/22
               1993            25,000           7.40%          25,000           7/1/23

                           $  143,000                      $  138,715




                            POLLUTION CONTROL BONDS

                             Amount           Interest        Amount
               Series        Issued             Rate        Outstanding        Maturity
                           (Thousands)                     (Thousands)

               1993        $    4,085         Variable     $    4,085           1/1/16
               1992            13,870           6-3/4%          13,870           2/1/22

                           $   17,955                      $   17,955





                                PREFERRED STOCK

                            Shares             Dividend       Amount
               Series      Outstanding           Rate       Outstanding
                                                           (Thousands)

               1993         1,400,000           6.64%      $   35,000

                     SAVANNAH ELECTRIC AND POWER COMPANY

                              SECURITIES RETIRED
                                 DURING 1993


                           POLLUTION CONTROL BONDS

                                          Principal                  Interest
                     Series                Amount                      Rate
                                         (Thousands)
                      1978               $   4,085                     6.25%



                               PREFERRED STOCK

                                          Principal                 Dividend
                     Series                 Amount                    Rate
                                         (Thousands)
                      1988               $  20,000                     9.50%






                                    PART III



Items 10, 11, 12 and 13 for SOUTHERN are incorporated by reference to ELECTION OF DIRECTORS in SOUTHERN's definitive Proxy Statement relating to the 1994 annual meeting of stockholders.

Item 10.  DIRECTORS AND EXECUTIVE
          OFFICERS OF THE REGISTRANTS

                   ALABAMA

  (a) (1)  Identification of directors of ALABAMA.

ELMER B. HARRIS (1)
President and Chief Executive Officer of ALABAMA
Age 54
Served as Director since 3-1-89.

BILL M. GUTHRIE
Executive Vice President of ALABAMA
Age 60
Served as Director since 12-16-88

EDWARD L. ADDISON (2)
Age 63
Served as Director since 11-1-83

WHIT ARMSTRONG (2)
Age 46
Served as Director since 9-24-82

PHILIP E. AUSTIN (2)
Age 52
Served as Director since 1-25-91

MARGARET A. CARPENTER (2)
Age 69
Served as Director since 2-26-93

PETER V. GREGERSON, SR. (2)
Age 65
Served as Director since 10-22-93

CRAWFORD T. JOHNSON, III (2)
Age 68
Served as Director since 4-18-69

CARL E. JONES, JR. (2)
Age 53
Served as Director since 4-22-88

WALLACE D. MALONE, JR. (2)
Age 57
Served as Director since 6-22-90

WILLIAM V. MUSE (2)
Age 54
Served as Director since 2-26-93

JOHN T. PORTER (2)
Age 62
Served as Director since 10-22-93

GERALD H. POWELL (2)
Age 67
Served as Director since 2-28-86

ROBERT D. POWERS (2)
Age 43
Served as Director since 1-24-92

JOHN W. ROUSE (2)
Age 56
Served as Director since 4-22-88

WILLIAM J. RUSHTON, III (2)
Age 64
Served as Director Since 9-18-70

JAMES H. SANFORD (2)
Age 49
Served as Director since 8-1-83

JOHN C. WEBB, IV (2)
Age 51
Served as Director since 4-22-77

LOUIS J. WILLIE (2)
Age 70
Served as Director since 3-23-84

JOHN W. WOODS (2)
Age 62
Served as Director since 4-20-73

(1)   Previously served as Director of ALABAMA from 1980 to 1985.
(2)   No position other than Director.

   Each of the above is currently a director of ALABAMA, serving a term running from the last annual meeting of ALABAMA's stockholder (April 23, 1993) for





                                     III-1
meeting of ALABAMA's stockholder (April 23, 1993) for one year until the next annual meeting or until a successor is elected and qualified, except for the individuals elected in October 1993.
   There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of ALABAMA acting solely in their capacities as such.

   (b)(1)  Identification of executive officers of ALABAMA.

ELMER B. HARRIS (1)
President, Chief Executive Officer and Director
Age 54
Served as Executive Officer since 3-1-89

BANKS H. FARRIS
Senior Vice President
Age 59
Served as Executive Officer since 12-3-91

WILLIAM B. HUTCHINS, III
Senior Vice President and Chief Financial Officer
Age 50
Served as Executive Officer since 12-3-91

T. HAROLD JONES
Senior Vice President
Age 63
Served as Executive Officer since 12-1-91

CHARLES D. MCCRARY
Senior Vice President
Age 42
Served as Executive Officer since 1-1-91

(1)   Previously served as executive officer of ALABAMA from 1979 to 1985.

   Each of the above is currently an executive officer of ALABAMA, serving a term running from the last annual meeting of the directors (April 23, 1993) for one year until the next annual meeting or until his successor is elected and qualified.

   There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of ALABAMA acting solely in their capacities as such.

   (c)(1)  Identification of certain significant employees.
           None.

   (d)(1)  Family relationships.
           None.

   (e)(1)  Business experience.

ELMER B. HARRIS - Elected in 1989; Chief Executive Officer. He previously served as Senior Executive Vice President of GEORGIA from 1986 to 1989. Director of SOUTHERN and AmSouth Bancorporation.

BILL M. GUTHRIE - Elected in 1988; also served since 1991 as Chief Production Officer of SOUTHERN system and Executive Vice President and Chief Production Officer of SCS; Vice President of SOUTHERN, GULF, MISSISSIPPI and SAVANNAH and Executive Vice President of GEORGIA. Responsible primarily for providing overall management of materials management, fuel services, operating and planning services, fossil, hydro and bulk power operations of the Southern electric system.

EDWARD L. ADDISON - Elected in 1983; President of SOUTHERN from 1983 until elected Chairman of the Board in 1994. Director of SOUTHERN, GEORGIA, Phelps Dodge Corporation, Protective Life Corporation, Wachovia Bank of Georgia, N.A., Wachovia Corporation of Georgia and CSX Corporation.

WHIT ARMSTRONG - President, Chairman and Chief Executive Officer of The Citizens Bank, Enterprise, Alabama. Also, President and Chairman of the Board of Enterprise Capital Corporation, Inc.

PHILIP E. AUSTIN - Chancellor, The University of Alabama System. Previously President and Chancellor of Colorado State University.

MARGARET A. CARPENTER - President, Compos-it, Inc. (typographics), Montgomery, Alabama.

PETER V. GREGERSON, SR. - Chairman Emeritus of Gregerson's Foods, Inc. (retail groceries), Gadsden, Alabama. Director of AmSouth Bank of Gadsden, Alabama.


                                     III-2

CRAWFORD T. JOHNSON, III - Chairman of Coca-Cola Bottling Company United, Inc., Birmingham, Alabama. Director of Protective Life Corporation, AmSouth Bancorporation and Russell Corporation.

CARL E. JONES, JR. - Chairman and Chief Executive Officer of First Alabama Bank, Mobile, Alabama.

WALLACE D. MALONE, JR. - Chairman and Chief Executive Officer of SouthTrust Corporation, bank holding company, Birmingham, Alabama.

WILLIAM V. MUSE - President and Chief Executive Officer of Auburn University. He previously served as President of the University of Akron from 1984 to 1992.

JOHN T. PORTER - Pastor of Sixth Avenue Baptist Church, Birmingham, Alabama. Director of Citizen Federal Bank.

GERALD H. POWELL - President, Dixie Clay Company of Alabama, Inc. (refractory clay producer), Jacksonville, Alabama.

ROBERT D. POWERS - President, The Eufaula Agency, Inc. (real estate and insurance), Eufaula, Alabama.

JOHN W. ROUSE - President and Chief Executive Officer of Southern Research Institute (non-profit research institute), Birmingham, Alabama. Director of Protective Life Corporation.

WILLIAM J. RUSHTON, III - Chairman of the Board, Protective Life Corporation (insurance holding company), Birmingham, Alabama. Director of SOUTHERN and AmSouth Bancorporation.

JAMES H. SANFORD - President, HOME Place Farms Inc. (diversified farmers and ginners), Prattville, Alabama.

JOHN C. WEBB, IV - President, Webb Lumber Company, Inc. (wholesale lumber), Demopolis, Alabama.

LOUIS J. WILLIE - Chairman of the Board and President of Booker T. Washington Insurance Co. Director of SOUTHERN.

JOHN W. WOODS - Chairman and Chief Executive Officer, AmSouth Bancorporation (multi-bank holding company), Birmingham, Alabama. Director of Protective Life Corporation.

BANKS H. FARRIS - Elected in 1991; responsible primarily for providing the overall management of the Human Resources, Information Resources, Power Delivery and Marketing Departments and the six geographic divisions. He previously served as Vice President - Human Resources from 1989 to 1991 and Division Vice President from 1985 to 1989.

WILLIAM B. HUTCHINS, III - Elected in 1991; Chief Financial Officer, responsible primarily for providing the overall management of accounting and financial planning activities. He previously served as Vice President and Treasurer from 1983 to 1991.

T. HAROLD JONES - Elected in 1991; responsible primarily for providing the overall management of the Fossil Generation, Hydro Generation, Power Generation Services and Fuels Departments. He previously served as Vice President - Fossil Generation from 1986 to 1991.

CHARLES D. MCCRARY - Elected in 1991; responsible for the External Relations Department, Operating Services and Corporate Services. Also, assumes responsibility for financial matters while Mr. Hutchins is on medical leave. He previously served as Vice President of Administrative Services - Nuclear of SCS from 1988 to 1991.

  (f)(1)  Involvement in certain legal proceedings.
          None.





                                     III-3

                     GEORGIA

   (a)(2)  Identification of directors of GEORGIA.

H. ALLEN FRANKLIN
President and Chief Executive Officer.
Age 49
Served as Director since 1-1-94.

WARREN Y. JOBE
Executive Vice President, Treasurer and Chief Financial Officer.
Age 53
Served as Director since 8-1-82

EDWARD L. ADDISON (1)
Age 63
Served as Director since 11-1-83

BENNETT A. BROWN (1)
Age 64
Served as Director since 5-15-80

WILLIAM P. COPENHAVER (1)
Age 69
Served as Director since 6-18-86

A. W. DAHLBERG (1)
Age 53
Served as Director since 6-1-88

WILLIAM A. FICKLING, JR. (1)
Age 61
Served as Director since 4-18-73

L. G. HARDMAN, III (1)
Age 54
Served as Director since 6-25-79

JAMES R. LIENTZ, JR. (1)
Age 50
Served as Director since 7-1-93

WILLIAM A. PARKER, JR. (1)
Age 66
Served as Director since 5-19-65

G. JOSEPH PRENDERGAST (1)
Age 48
Served as Director since 1-20-93

HERMAN J. RUSSELL (1)
AGE 63
Served as Director since 5-18-88

GLORIA M. SHATTO (1)
Age 62
Served as Director since 2-20-80

ROBERT STRICKLAND (1)
Age 66
Served as Director since 11-21-79

WILLIAM JERRY VEREEN (1)
Age 53
Served as Director since 5-18-88

THOMAS R. WILLIAMS (1)
Age 65
Served as Director since 3-17-82

    (1)    No position other than Director.

   Each of the above is currently a director of GEORGIA, serving a term running from the last annual meeting of GEORGIA's stockholder (May 19, 1993) for one year until the next annual meeting or until a successor is elected and qualified, except Messrs. Franklin and Lientz.

   There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he/she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of GEORGIA acting solely in their capacities as such.

   (b)(2)  Identification of executive officers of GEORGIA.

H. ALLEN FRANKLIN
President, Chief Executive Officer and Director
Age 49
Served as Executive Officer since 1-1-94

WARREN Y. JOBE
Executive Vice President, Treasurer, Chief Financial Officer and Director
Age 53
Served as Executive Officer since 5-19-82





                                     III-4

DWIGHT H. EVANS
Executive Vice President - External Affairs
Age 45
Served as Executive Officer since 4-19-89

GENE R. HODGES
Executive Vice President - Customer Operations
Age 55
Served as Executive Officer since 11-19-86

KERRY E. ADAMS
Senior Vice President - Fossil and Hydro Power
Age 49
Served as Executive Officer since 5-1-89

WAYNE T. DAHLKE
Senior Vice President - Power Delivery
Age 53
Served as Executive Officer since 4-19-89

JAMES K. DAVIS
Senior Vice President - Corporate Relations
Age 53
Served as Executive Officer since 10-1-93

ROBERT H. HAUBEIN
Senior Vice President - Administrative Services
Age 54
Served as Executive Officer since 2-19-92

GALE E. KLAPPA
Senior Vice President - Marketing
Age 43
Served as Executive Officer since 2-19-92

FRED D. WILLIAMS
Senior Vice President - Bulk Power Markets
Age 49
Served as Executive Officer since 11-18-92

   Each of the above is currently an executive officer of GEORGIA, serving a term running from the last annual meeting of the directors (May 19,1993) for one year until the next annual meeting or until his successor is elected and qualified, except Messrs. Franklin and Davis.

   There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of GEORGIA acting solely in their capacities as such.

   (c)(2)    Identification of certain significant employees.
             None.

   (d)(2)    Family relationships.
             None.

   (e)(2)    Business experience.

H. ALLEN FRANKLIN - President and Chief Executive Officer since January 1994. He previously served as President and Chief Executive Officer of SCS from 1988 through 1993. Director of SOUTHERN and SouthTrust Bank.

WARREN Y. JOBE - Executive Vice President and Chief Financial Officer since 1982 and Treasurer since 1992. Responsible for financial and accounting operations and planning, internal auditing, procurement, corporate secretary and treasury operations.

EDWARD L. ADDISON - President of SOUTHERN from 1983 until his election as Chairman of Board in 1994. Director of SOUTHERN, ALABAMA, Wachovia Bank of Georgia, N.A., Wachovia Corporation of Georgia, Phelps Dodge Corporation, Protective Life Corporation and CSX Corporation.

BENNETT A. BROWN - Retired from serving as Chairman of the Board of NationsBank on December 31, 1992. Previously Chairman of the Board and Chief Executive Officer of C&S/Sovran Corporation. Director of Confederation Life Insurance Company.

WILLIAM P. COPENHAVER - Director, Arcadian Fertilizer, L.P. (agricultural and industrial chemicals). Director of SOUTHERN and Georgia Bank & Trust Company.

A. W. DAHLBERG - President of SOUTHERN effective in 1994. He previously served as President and Chief Executive Officer of GEORGIA from 1988 through 1993. Director of SOUTHERN, Trust Company Bank, Trust Company of Georgia, Protective Life Corporation and Equifax, Inc.

WILLIAM A. FICKLING, JR. - Chairman of the Board, Mulberry Street Investment Company, Macon, Georgia, and Co-chairman of Beech Street Corporation (insurance).


                                     III-5

L. G. HARDMAN, III -   Chairman of the Board of First National Bank of
Commerce, Georgia and Chairman of the Board and Chief Executive Officer of First Commerce Bancorp. Chairman of the Board, President and Treasurer of Harmony Grove Mills, Inc. (real estate investments). Director of SOUTHERN.

JAMES R. LIENTZ, JR. - President of NationsBank of Georgia since 1993. He previously served as President and Chief Executive Officer of former Citizens & Southern Bank of South Carolina (now NationsBank) from 1990 to 1993, and from 1987 to 1990, he was head of Corporate Bank Group of NationsBank of Georgia, N.A.

WILLIAM A. PARKER, JR. - Chairman of the Board, Cherokee Investment Company, Inc. (private investments), Atlanta, Georgia. Director of SOUTHERN, Genuine Parts Company, Life Insurance Company of Georgia, First Union Real Estate Investment Trust, Atlantic Realty Company, ING North America Insurance Company, Post Properties, Inc. and Haverty Furniture Companies, Inc.

G. JOSEPH PRENDERGAST - President and Chief Executive Officer, Wachovia Corporation of Georgia and Wachovia Bank of Georgia, N.A. since 1993. From 1988 to 1993, he served as Executive Vice President of Wachovia Corporation and President of Wachovia Corporate Services, Inc.

HERMAN J. RUSSELL - Chairman of the Board and Chief Executive Officer, H. J. Russell & Company (construction), Atlanta, Georgia. Chairman of the Board, Citizens Trust Bank, and Citizens Bancshares Corporation Atlanta, Georgia. Director of Wachovia Corporation.

GLORIA M. SHATTO - President, Berry College, Mount Berry, Georgia. Director of SOUTHERN, Becton Dickinson & Company, Kmart Corporation and Texas Instruments, Inc.

ROBERT STRICKLAND - Retired Chairman of the Board and Chief Executive Officer of SunTrust Banks, Inc. Director of Georgia US Corporation, Equifax, Inc., Life Insurance Company of Georgia, Oxford Industries, Inc. and The Investment Centre.

WILLIAM JERRY VEREEN - President and Chief Executive Officer of Riverside Manufacturing Company (manufacture and sale of uniforms), Moultrie, Georgia. Director of Gerber Garment Technology, Inc. and Textile Clothing Technology Corp.

THOMAS R. WILLIAMS - President of The Wales Group, Inc. (investments) Atlanta, Georgia. Director of ConAgra, Inc., BellSouth Corporation, National Life Insurance Company of Vermont, AppleSouth, Inc., and American Software, Inc.

DWIGHT H. EVANS - Executive Vice President - External Affairs since 1989. Senior Vice President - Public Affairs from 1988 to 1989.

GENE R. HODGES - Executive Vice President - Customer Operations since 1992. Senior Vice President - Region/Land Operations from 1990 to 1992. Senior Vice President - Division Operations from 1986 to 1990.

KERRY E. ADAMS - Senior Vice President - Fossil and Hydro Power since 1989.

WAYNE T. DAHLKE - Senior Vice President - Power Delivery since February 1992. Senior Vice President - Marketing from 1989 to 1992.

JAMES K. DAVIS - Senior Vice President - Corporate Relations since October 1993. Vice President of Corporate Relations from 1988 to 1993.

ROBERT H. HAUBEIN - Senior Vice President - Administrative Services since 1992. Vice President - Northern Region from 1990 to 1992. Division Vice President of ALABAMA from 1985 to 1990.

GALE E. KLAPPA - Senior Vice President - Marketing since 1992.  Vice President
- - Public Relations of SCS from 1981 to 1992.

FRED D. WILLIAMS - Senior Vice President - Bulk Markets since 1992. Vice President - Bulk Power Markets from 1984 to 1992.

   (f)(2)  Involvement in certain legal proceedings.
           None.





                                     III-6

                         GULF

   (a)(3)  Identification of directors of GULF.

D. L. MCCRARY (1)
Chairman of the Board and Chief Executive Officer
Age 64
Served as Director since 4-28-83

TRAVIS J. BOWDEN
President
Age 55
Served as Director since 2-1-94

PAUL J. DENICOLA (2)
Age 45
Served as Director since 4-19-91

REED BELL, SR., M.D. (2)
Age 67
Served as Director since 1-17-86

FRED C. DONOVAN, SR. (2)
Age 53
Served as Director since 1-18-91

W. D. HULL, JR. (2)
Age 61
Served as Director since 10-14-83

C. W. RUCKEL (2)
Age 66
Served as Director since 4-20-62

J. K. TANNEHILL (2)
Age 60
Served as Director since 7-19-85

   (1)    Retires May 1, 1994.
   (2)    No position other than Director.

   Each of the above is currently a director of GULF, serving a term running from the last annual meeting of GULF's stockholder (June 29, 1993) for one year until the next annual meeting or until a successor is elected and qualified, except for Mr. Bowden.

   There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of GULF acting solely in their capacities as such.

   (b)(3)  Identification of executive officers of GULF.

D. L. MCCRARY
Chairman of the Board and Chief Executive Officer
Age 64
Served as Executive Officer since 5-1-83

TRAVIS J. BOWDEN
President
Age 55
Served as Executive Officer since 2-1-94

F. M. FISHER, JR.
Vice President - Employee and External Relations
Age 45
Served as Executive Officer since 5-19-89

JOHN E. HODGES, JR.
Vice President - Customer Operations
Age 50
Served as Executive Officer since 5-19-89

G. EDISON HOLLAND, JR.
Vice President and Corporate Counsel
Age 41
Served as Executive Officer since 4-25-92

EARL B. PARSONS, JR.
Vice President - Power Generation and Transmission
Age 55
Served as Executive Officer since 4-14-78

A. E. SCARBROUGH
Vice President - Finance
Age 57
Served as Executive Officer since 9-21-77

   Each of the above is currently an executive officer of GULF, serving a term running from the last annual meeting of the directors (July 23, 1993) for one year until the next annual meeting or until his successor is elected and qualified, except for Mr. Bowden.


                                     III-7

   There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of GULF acting solely in their capacities as such.

   (c)(3)  Identification of certain significant employees.
           None.

   (d)(3)  Family relationships.
           None.

   (e)(3)  Business experience.

D. L. MCCRARY - Elected Chairman of the Board effective February 1994. He previously served as President and Chief Executive Officer from 1983 to 1994; responsible primarily for formation of overall corporate policy.

TRAVIS J. BOWDEN - Elected President effective February 1994 and, upon Mr. McCrary's retirement May 1994, Chief Executive Officer. He previously served as Executive Vice President of ALABAMA from 1985 to 1994.

PAUL J. DENICOLA - President and Chief Executive Officer of SCS effective January 1994. He previously served as Executive Vice President of SCS from 1991 through 1993 and President and Chief Executive Officer of MISSISSIPPI from 1989 to 1991. Director of SOUTHERN, MISSISSIPPI and SAVANNAH.

REED BELL, SR., M.D. - Medical Doctor and since 1989, employee of the State of Florida. He serves as Medical Director of Children's Medical Services, District 1. He previously served as Medical Director of the Escambia County Public Health Unit until July 1992. He also previously maintained a private medical practice and served as Medical Director of Children's Medical Services from 1988 to 1989.

FRED C. DONOVAN, SR. - President of Baskerville - Donovan, Inc., Pensacola, Florida, an architectural and engineering firm. Director of Baptist Health Care, Inc.

W. D. HULL, JR. - Vice Chairman of the Sun Bank/West Florida,
Panama City, Florida. He previously served as President and Chief Executive Officer and Director of the Sun Commercial Bank, Panama City, Florida from 1987 to 1992.

C. W. RUCKEL - Chairman of the Board of The Vanguard Bank and Trust Company, Valparaiso, Florida. President and owner of Ruckel Properties, Inc., Valparaiso, Florida.

J. K. TANNEHILL - President and Chief Executive Officer of Tannehill International Industries, Lynn Haven, Florida. He previously served as President and Chief Executive Officer of Stock Equipment Company, Chagrin Falls, Ohio, until 1991. Director of Sun Bank/West Florida, Panama City, Florida.

F. M. FISHER, JR. - Elected Vice President - Employee and External Relations in 1989. He previously served as General Manager of Central Division from 1988 to 1989.

JOHN E. HODGES, JR. - Elected Vice President - Customer Operations in 1989. He previously served as General Manager of Western Division from 1986 to 1989.

G. EDISON HOLLAND, JR. - Elected Vice President and Corporate Counsel in 1992; responsible for all legal matters associated with GULF and serves as compliance officer. Also served, since 1982, as a partner in the law firm, Beggs & Lane.

EARL B. PARSONS, JR. - Elected Vice President - Power Generation and Transmission in 1989; responsible for generation and transmission of electrical energy. He previously served as Vice President - Electric Operations from 1978 to 1989.

A. E. SCARBROUGH - Elected Vice President - Finance in 1980; responsible for all accounting and financial services of GULF.

   (f)(3)  Involvement in certain legal proceedings.
           None.





                                     III-8

                       MISSISSIPPI

   (a)(4)  Identification of directors of MISSISSIPPI.

DAVID M. RATCLIFFE
President and Chief Executive Officer
Age 45
Served as Director since 4-24-91

PAUL J. DENICOLA (1)
Age 45
Served as Director since 5-1-89

EDWIN E. DOWNER (1)
Age 62
Served as Director since 4-24-84

ROBERT S. GADDIS (1)
Age 62
Served as Director since 1-21-86

WALTER H. HURT, III (1)
Age 58
Served as Director since 4-6-82

AUBREY K. LUCAS (1)
Age 59
Served as Director since 4-24-84

EARL D. MCLEAN, JR. (1)
Age 68
Served as Director since 10-21-78

GERALD J. ST. Pe (1)
Age 54
Served as Director since 1-21-86

LEO W. SEAL, JR. (1)
Age 69
Served as Director since 4-4-67

N. EUGENE WARR (1)
Age 58
Served as Director since 1-21-86

   (1)     No position other than Director.

   Each of the above is currently a director of MISSISSIPPI, serving a term running from the last annual meeting of MISSISSIPPI's stockholder (April 6, 1993) for one year until the next annual meeting or until a successor is elected and qualified.
   There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of MISSISSIPPI acting solely in their capacities as such.

   (b)(4)  Identification of executive officers of MISSISSIPPI.

DAVID M. RATCLIFFE
President, Chief Executive Officer and Director
Age 45
Served as Executive Officer since 4-24-91

H. E. BLAKESLEE
Vice President - Customer Services and Marketing
Age 53
Served as Executive Officer since 1-25-84

THOMAS A. FANNING
Vice President and Chief Financial Officer
Age 37
Served as Executive Officer since 4-1-92

DON E. MASON
Vice President - External Affairs and Corporate Services
Age 52
Served as Executive Officer since 7-27-83

   Each of the above is currently an executive officer of MISSISSIPPI, serving a term running from the last annual meeting of the directors (April 28, 1993) for one year until the next annual meeting or until his successor is elected and qualified.

   There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of MISSISSIPPI acting solely in their capacities as such.

   (c)(4)  Identification of certain significant employees.
           None.

   (d)(4)  Family relationships.
           None.

   (e)(4)  Business experience.





                                     III-9

DAVID M. RATCLIFFE - President and Chief Executive Officer since 1991. He previously served as Executive Vice President of SCS from 1989 to 1991 and Vice President of SCS from 1985 to 1989.

PAUL J. DENICOLA - President and Chief Executive Officer of SCS effective 1994. Executive Vice President of SCS from 1991 through 1993. He previously served as President and Chief Executive Officer of MISSISSIPPI from 1989 to 1991. Director of SOUTHERN, SAVANNAH and GULF.

EDWIN E. DOWNER - Business consultant specializing in economic analysis, management controls and procedural studies since 1990. President and Chief Executive Officer, Unifirst Bank for Savings, F.A., Midland Division, Meridian, Mississippi from 1985 to 1990.

ROBERT S. GADDIS - President of the Trustmark National Bank - Laurel,
Mississippi.

WALTER H. HURT, III - President and Director of NPC Inc. (Investments). Vicar, All Saints Church, Inverness, Mississippi, and St. Thomas Church, Belzoni, Mississippi. Retired newspaper editor and publisher.

AUBREY K. LUCAS - President of the University of Southern Mississippi, Hattiesburg, Mississippi.

EARL D. MCLEAN, JR. - Co-owner of the T. C. Griffith Insurance Agency, Inc. (insurance and real estate), Columbia, Mississippi. Director of SOUTHERN.

GERALD J. ST. Pe - President of Ingalls Shipbuilding and Corporate Vice President of Litton Industries, Inc. since 1985. Director of Merchants and Marine Bank, Pascagoula, Mississippi.

LEO W. SEAL, JR. - Chairman of the Board and Chief Executive Officer of Hancock Bank, Gulfport, Mississippi, and Chairman of the Board of Harrison Life Insurance Company. Director of Hancock Bank and Bank of Wiggins.

N. EUGENE WARR - Retailer (Biloxi and Gulfport, Mississippi.) Chairman of the Board of First Jefferson Corporation and the Jefferson Bank of Biloxi, Mississippi.

H. E. BLAKESLEE - Elected Vice President in 1984. Primarily responsible for rate design, economic analysis and revenue forecasting, economic development, marketing and district operations.

THOMAS A. FANNING - Elected Vice President in 1992; responsible primarily for accounting, treasury, finance, information resources and risk management. He previously served as Treasurer of SEI from 1986 to 1992 and Director of Corporate Finance of SCS from 1988 to 1992.

DON E. MASON - Elected Vice President in 1983. Primarily responsible for the external affairs functions, including governmental and regulatory affairs, corporate communications, security, materials and general services, as well as the human resources function.

   (f)(4)  Involvement in certain legal proceedings.
           None.

                        SAVANNAH

   (a)(5)  Identification of directors of SAVANNAH.

ARTHUR M. GIGNILLIAT, JR.
President and Chief Executive Officer
Age 61
Served as Director since 8-31-82

HELEN QUATTLEBAUM ARTLEY (1)
Age 66
Served as Director since 5-17-77

PAUL J. DENICOLA (1)
Age 45
Served as Director since 3-14-91

BRIAN R. FOSTER (1)
Age 44
Served as Director since 5-16-89

WALTER D. GNANN (1)
Age 58
Served as Director since 5-17-83

JOHN M. MCINTOSH (1)
Age 69
Served as Director since 2-27-68





                                     III-10

ROBERT B. MILLER, III (1)
Age 48
Served as Director since 5-17-83

JAMES M. PIETTE (1)
Age 69
Served as Director since 6-12-73

ARNOLD M. TENEBAUM (1)
Age 57
Served as Director since 5-17-77

FREDERICK F. WILLIAMS, JR. (1)
Age 66
Served as Director since 7-2-75

   (1)   No Position other than Director.

   Each of the above is currently a director of SAVANNAH, serving a term running from the last annual meeting of SAVANNAH's stockholder (May 18, 1993) for one year until the next annual meeting or until a successor is elected and qualified.

   There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he/she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of SAVANNAH acting solely in their capacities as such.

   (b)(5)  Identification of executive officers of SAVANNAH.

ARTHUR M. GIGNILLIAT, JR.
President, Chief Executive Officer and Director
Age 61
Served as Executive Officer since 2-15-72

W. MILES GREER
Vice President - Marketing and Customer Services
Age 50
Served as Executive Officer since 11-20-85

LARRY M. PORTER
Vice President - Operations
Age 49
Served as Executive Officer since 7-1-91

KIRBY R. WILLIS
Vice President, Treasurer and
Chief Financial Officer
Age 42
Served as Executive Officer since 1-1-94

   Each of the above is currently an executive officer of SAVANNAH, serving a term running from the last annual meeting of the directors (May 18, 1993) for one year until the next annual meeting or until his successor is elected and qualified, except Mr. Willis.

   There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of SAVANNAH acting solely in their capacities as such.

  (c)(5)  Identification of certain significant employees.
          None.

  (d)(5)  Family relationships.
          None.

  (e)(5)  Business experience.

ARTHUR M. GIGNILLIAT, JR. - Elected President and Chief Executive Officer in 1985. Director of Savannah Foods and Industries, Inc.

HELEN QUATTLEBAUM ARTLEY - Homemaker and Civic Worker.

PAUL J. DENICOLA - President and Chief Executive Officer of SCS effective January 1994. Executive Vice President of SCS from 1991 through 1993. He previously served as President and Chief Executive Officer of MISSISSIPPI from 1989 to 1991. Director of SOUTHERN, GULF and MISSISSIPPI.

BRIAN R. FOSTER - President of NationsBank of Georgia, N.A., in Savannah since 1988.

WALTER D. GNANN - President of Walt's TV, Appliance and Furniture Co., Inc., Springfield, Georgia. Past Chairman of the Development Authority of Effingham County, Georgia.

                                     III-11

JOHN M. MCINTOSH - Chairman of the Executive Committee, SAVANNAH; retired Chairman of the Board of Directors and Chief Executive Officer, SAVANNAH from 1974 to 1984. Director of SOUTHERN.

ROBERT B. MILLER, III - President of American Builders of Savannah.

JAMES M. PIETTE - Vice President - Special Projects, Union Camp Corporation, since 1989. Retired Vice Chairman, Board of Directors, Union Camp Corporation from 1987 to 1989.

ARNOLD M. TENENBAUM - President of Chatham Steel Corporation. Director of First Union National Bank of Georgia and Savannah Foods and Industries, Inc.

FREDERICK F. WILLIAMS, JR. - Retired Partner and Consultant, Hilb, Rogal and Hamilton Employee Benefits, Incorporated (Insurance Brokers), formerly Jones, Hill & Mercer.

W. MILES GREER - Vice President - Marketing and Customer Services effective January 1994. Formerly served as Vice President - Economic Development and Corporate Services from 1989 through 1993 and Vice President - Economic Development and Governmental Affairs from 1985 to 1989.

LARRY M. PORTER - Vice President - Operations since 1991. Responsible for managing the areas of fuel procurement, power production, transmission and distribution, engineering and system operation. Previously he served as Assistant Plant Manager of GEORGIA's Plant Scherer from 1984 to 1991.

KIRBY R. WILLIS - Vice President, Treasurer and Chief Financial Officer effective January 1994. Responsible for all financial activities, Information Resources, Human Resources, Corporate Services, and Environmental Affairs and Safety. He previously served as Treasurer, Controller and Assistant Secretary from 1991 to 1993 and Treasurer and Secretary from 1987 to 1991.

   (f)(5)  Involvement in certain legal proceedings.
           None.





                                     III-12

ITEM 11.  EXECUTIVE COMPENSATION


     (A) SUMMARY COMPENSATION TABLES. The following tables set forth information concerning the Chief Executive Officer and the four most highly compensated executive officers for each of the operating affiliates (ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH), serving as of December 31, 1993 whose total annual salary and bonus exceeded $100,000. No information is provided for any person for any year in which such person did not serve as an executive officer of the operating affiliate. The number of SOUTHERN common shares do not reflect the stock distribution resulting from the two-for-one common stock split approved by SOUTHERN's board of directors in January, 1994.

KEY TERMS used in this Item will have the following meanings:-

AME...........   ABOVE-MARKET EARNINGS ON DEFERRED COMPENSATION
ESP...........   EMPLOYEE SAVINGS PLAN
ESOP..........   EMPLOYEE STOCK OWNERSHIP PLAN
SBP...........   SUPPLEMENTAL BENEFIT PLAN
VBP...........   VEHICLE BUYOUT PROGRAM


                                    ALABAMA

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                       -------------------                        ----------------------
                                                                            NUMBER OF
                                                                            SECURITIES     LONG-
NAME                                                                        UNDERLYING     TERM
AND                                                       OTHER ANNUAL      STOCK          INCENTIVE     ALL OTHER
PRINCIPAL                                                 COMPENSATION      OPTIONS        PAYOUTS      COMPENSATION
POSITION              YEAR     SALARY($)    BONUS($)         ($)(1)         (SHARES)        ($)(2)            ($)(3)
- --------------------------------------------------------------------------------------------------------------------
ELMER B. HARRIS
President,
Chief Executive       1993     418,818      117,630           23,469         13,446        198,131         39,388
Officer,              1992     397,499       96,615            9,161         15,018        147,278         24,435
Director              1991     371,491       45,147                -         18,344        107,729              -

TRAVIS J. BOWDEN(4)
Executive Vice        1993     257,089       23,161           16,118          6,119         61,524         31,271
President,            1992     244,139       35,804            1,636          6,802         44,345         13,550
Director              1991     215,002       34,593                -          5,883         34,775              -

BANKS H. FARRIS       1993     176,041       17,642           24,222          3,151         28,394         27,418
Senior Vice           1992     165,746       27,274            6,211          3,453         19,021          8,916
President             1991     141,818       21,411                -              -         13,607              -






                                     III-13

                                    ALABAMA
                           SUMMARY COMPENSATION TABLE
                                  (CONTINUED)


                                      ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                      -------------------                        ----------------------
                                                                               NUMBER OF
                                                                               SECURITIES   LONG-
NAME                                                                           UNDERLYING   TERM
AND                                                          OTHER ANNUAL      STOCK        INCENTIVE    ALL OTHER
PRINCIPAL                                                    COMPENSATION      OPTIONS      PAYOUTS     COMPENSATION
POSITION              YEAR        SALARY($)    BONUS($)          ($)(1)        (SHARES)      ($)(2)        ($)(3)
- --------------------------------------------------------------------------------------------------------------------

T. HAROLD JONES        1993       170,266       11,400           4,032          3,037        27,350        14,093
Senior Vice            1992       163,164       15,000          32,611          3,392        19,181         8,631
President              1991       146,643       15,136               -              -        14,560             -

WILLIAM B.
   HUTCHINS, III
Senior Vice
President,             1993       164,972       16,103          14,791          2,948        26,429        26,817
Chief Financial        1992       156,520       24,893             973          2,826        17,347         8,307
Officer                1991             -            -               -              -             -             -


(1) Tax reimbursement by ALABAMA and certain personal benefits, including membership fee of $28,402 for Mr. Jones in 1992. In accordance with the transition rules of the SEC, information for 1991 is omitted.
(2) Payouts made in 1992, 1993 and 1994 for the four-year performance periods ending December 31, 1991, 1992 and 1993, respectively.
(3) ALABAMA contributions to the ESP, ESOP, non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the Employee Savings and Stock Ownership Plans), and payments under a VBP for the following:-
Name                      ESP      ESOP       SBP        VBP
- ----                      ---      ----       ---        ---
E. B. Harris            $6,746    $1,709    $12,933    $18,000
T. J. Bowden             8,369     1,709      3,193     18,000
B. H. Farris             7,193     1,499        726     18,000
T. H. Jones              6,908     1,331        754      5,100
W. B. Hutchins, III      6,746     1,400        671     18,000
In accordance with the transition rules of the SEC, information for 1991 is omitted.
(4)  Effective January 31, 1994, Mr. Bowden resigned to become president of
GULF.


                                     III-14

                                    GEORGIA
                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                           -------------------                        ----------------------
                                                                               NUMBER OF
                                                                               SECURITIES   LONG-
NAME                                                                           UNDERLYING   TERM
AND                                                          OTHER ANNUAL      STOCK        INCENTIVE    ALL OTHER
PRINCIPAL                                                    COMPENSATION      OPTIONS      PAYOUTS     COMPENSATION
POSITION              YEAR        SALARY($)(1)   BONUS($)       ($)(2)         (SHARES)      ($)(3)        ($)(4)
- --------------------------------------------------------------------------------------------------------------------
A. W. DAHLBERG(5)
President,             1993       477,967        96,331         17,707         15,322       225,406        44,547
Chief Executive        1992       469,178       110,094          6,508         17,113       171,243        26,979
Officer, Director      1991       418,968        67,958              -         20,710       126,085             -

DWIGHT H. EVANS        1993       210,544        34,763         14,642          3,749        48,282        29,519
Executive              1992       206,980        40,598          3,505          4,207        36,284        10,925
Vice President         1991       178,777        36,058              -          4,910        25,081             -

WARREN Y. JOBE
Executive
Vice President,
Treasurer,             1993       210,200        27,038         15,645          3,740        48,282        29,258
Chief Financial        1992       209,249        30,521          2,566          4,217        37,320        11,535
Officer, Director      1991       192,458        21,635              -          5,249        29,428             -

GENE R. HODGES         1993       206,727        28,228         14,903          3,439        35,285        30,629
Executive              1992       177,966        27,666          2,471          3,606        29,367         9,600
Vice President         1991       158,339        18,117              -          4,364        20,899             -

KERRY E. ADAMS         1993       183,845        24,699         15,034          3,281        35,285        28,300
Senior Vice            1992       177,919        30,652          2,206          3,630        25,736         9,539
President              1991       153,970        23,058              -          3,671        17,857             -




(1) Due to the pay schedules at GEORGIA, 1992 salary reflects one additional pay period compared with 1991.
(2) Tax reimbursement by GEORGIA on certain personal benefits. In accordance with the transition rules of the SEC, information for 1991 is omitted.
(3) Payouts made in 1992, 1993 and 1994 for the four-year performance periods ending December 31, 1991, 1992 and 1993, respectively.
(4) GEORGIA contributions to the ESP, ESOP, non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the Employee Savings and Stock Ownership Plans) and payments under a VBP for the following:-
Name                 ESP            ESOP              SBP            VBP
- ----                 ---            ----              ---            ---
A. W. Dahlberg      $6,746         $1,709           $18,092        $18,000
D. H. Evans          8,592          1,709             1,218         18,000
W. Y. Jobe           7,667          1,709             1,882         18,000
G. R. Hodges         7,349          1,620             3,660         18,000
K. E. Adams          7,204          1,634             1,462         18,000
In accordance with the transition rules of the SEC, information for 1991 is omitted.
(5) Effective December 31, 1993, Mr. Dahlberg resigned to become president of SOUTHERN.

                                     III-15

                                      GULF
                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                        -------------------                      ----------------------
                                                                               NUMBER OF
                                                                               SECURITIES   LONG-
NAME                                                                           UNDERLYING   TERM
AND                                                          OTHER ANNUAL      STOCK        INCENTIVE    ALL OTHER
PRINCIPAL                                                    COMPENSATION      OPTIONS      PAYOUTS     COMPENSATION
POSITION              YEAR        SALARY($)    BONUS($)         ($)(1)         (SHARES)      ($)(2)        ($)(3)
- --------------------------------------------------------------------------------------------------------------------
DOUGLAS L. MCCRARY
President,            1993          310,701      40,856          3,639           7,406       104,719       19,854
Chief Executive       1992          299,960      42,307          1,719           8,351        80,942       16,386
Officer, Director     1991          290,568      37,774              -          10,495        68,429            -

G. E. HOLLAND, JR.    1993          162,651      20,934          9,504           2,920             -       21,015
Vice President,       1992          101,725      17,980            724           2,795            n/e(4)        -(5)
Corporate Counsel     1991               -            -              -               -             -            -

EARL B. PARSONS, JR.  1993          160,089      19,129          9,572               -        22,072       25,430
Vice President        1992          155,495      22,050            420               -        17,875        8,460
                      1991          159,962      17,979              -               -        16,768            -

A. E. SCARBROUGH      1993          155,565      19,129         11,582               -        22,072       24,729
Vice President        1992          147,418      23,173            185               -        17,060        7,891
                      1991          139,349      17,334              -               -        14,422            -

JOHN E. HODGES, JR.   1993          147,144      20,934          9,726           2,289        32,206       24,327
Vice President        1992          139,296      25,360            448           2,532        23,218        7,425
                      1991          130,903      20,384              -           2,388        16,232            -



(1) Tax reimbursement by GULF on certain personal benefits. In accordance with the transition rules of the SEC, information for 1991 is omitted.
(2) Payouts made in 1992, 1993 and 1994 for the four-year performance periods ending December 31, 1991, 1992 and 1993, respectively.
(3)  GULF contributions to the ESP, ESOP, non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the Employee Savings and Stock
Ownership Plans) and payments under a VBP for the following:-
Name                    ESP       ESOP         SBP         VBP
- ----                    ---       ----         ---         ---
D. L. McCrary         $9,300     $1,709      $6,057     $ 2,788
G. E. Holland, Jr.     4,652          -           -      16,363
E. B. Parsons, Jr      6,948      1,709         410      16,363
A. E. Scarbrough       6,746      1,338         282      16,363
J. E. Hodges, Jr.      6,651      1,313           -      16,363
In accordance with the transition rules of the SEC, information for 1991 is omitted.
(4) Employee and executive officer of GULF since April 25, 1992. Not eligible to participate in the Long-Term Incentive Plan until January 1, 1993.
(5) "All Other Compensation" previously reported as $4,149 for Mr. Holland in the Form 10-K for the year ended December 31, 1992, should have been $0 since Mr. Holland was not yet eligible to participate in ESP and ESOP.


                                    III-16

                                  MISSISSIPPI
                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                     -------------------                        ----------------------
                                                                               NUMBER OF
                                                                               SECURITIES     LONG-
NAME                                                                           UNDERLYING     TERM
AND                                                          OTHER ANNUAL         STOCK     INCENTIVE    ALL OTHER
PRINCIPAL                                                    COMPENSATION        OPTIONS     PAYOUTS    COMPENSATION
POSITION              YEAR        SALARY($)    BONUS($)         ($)(1)           (SHARES)    ($)(2)        ($)(3)
- --------------------------------------------------------------------------------------------------------------------
DAVID M. RATCLIFFE
President, Chief      1993        226,373       45,917           8,722          4,057         75,378       17,887
Executive             1992        213,095       33,395           6,380          4,326         48,722       10,860
Officer, Director     1991        163,805       26,564               -          5,140         30,268            -

ROBERT G. DAWSON(4)   1993        154,668       14,996           4,539          2,390         25,661       15,043
Vice President        1992        147,771       14,002          10,841(5)           -         15,685       20,714
                      1991              -            -               -              -              -            -

H. E. BLAKESLEE       1993        154,332       15,271           3,528          2,384         32,206       15,650
Vice President        1992        151,176       15,558             507          2,642         23,728        7,756
                      1991        138,749       12,029               -          3,287         18,091            -

DON E. MASON          1993        148,305       11,016           4,321              -         22,072       15,409
Vice President        1992        146,153        9,951           1,352              -         17,060        7,505
                      1991        133,567       11,450               -              -         14,422            -

THOMAS A. FANNING     1993        122,724       28,244           3,016              -         15,233       14,655
Vice President        1992         89,089       15,574          16,539(5)           -         10,085       18,364
                      1991              -            -               -              -              -            -



(1) Tax reimbursement by MISSISSIPPI on certain personal benefits. In accordance with the transition rules of the SEC, information for 1991 is omitted.
(2) Payouts made in 1992, 1993 and 1994 for the four-year performance periods ending December 31, 1991, 1992 and 1993, respectively.
(3) MISSISSIPPI contributions to the ESP, ESOP, non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the Employee Savings and Stock Ownership Plans) and payments under a VBP for the following:-
Name                       ESP             ESOP             SBP         VBP
- ----                       ---             ----             ---         ---
David M. Ratcliffe       $7,895           $1,709          $2,774      $5,509
R. G. Dawson              6,746            1,252               -       7,045
H. E. Blakeslee           6,843            1,355               -       7,452
D. E. Mason               6,671            1,286               -       7,452
T. A. Fanning             5,520            1,019               -       8,116
In accordance with the transition rules of the SEC, information for 1991 is omitted.
(4) Effective March 1, 1994, Mr. Dawson resigned to become a vice president of SEI.
(5) Benefits under MISSISSIPPI's VBP for 1992 in the amounts of $13,169 and $12,425 to Messrs. Dawson and Fanning, respectively, previously reported in the Form 10-K for the year ended December 31, 1992, under the "Other Annual Compensation" column have been moved to the "All Other Compensation" column.

                                     III-17

                                    SAVANNAH
                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                         -------------------                      ----------------------
                                                                               NUMBER OF
                                                                               SECURITIES   LONG-
NAME                                                                           UNDERLYING   TERM
AND                                                          OTHER ANNUAL      STOCK        INCENTIVE    ALL OTHER
PRINCIPAL                                                    COMPENSATION      OPTIONS      PAYOUTS     COMPENSATION
POSITION              YEAR        SALARY($)    BONUS($)         ($)(1)         (SHARES)      ($)(2)         ($)(3)
- --------------------------------------------------------------------------------------------------------------------

ARTHUR M.
 GIGNILLIAT, JR.
President,              1993      202,259       26,470          12,231         3,599         64,932        31,512
Chief Executive         1992      201,338       27,409               -         4,058         50,269        14,466
Officer, Director       1991      184,634       24,232               -         5,051         42,498             -

E. OLIN VEALE(4)
Senior Vice
President,              1993      174,870       12,447             299             -         21,711        14,224
Chief Financial         1992      150,349       12,803              34             -         16,410        12,282
Officer, Director       1991      137,992       10,684               -             -         13,558             -

LARRY M. PORTER         1993      126,133       10,070           7,251             -          7,810        21,570
Vice President          1992      122,274       11,621           4,818             -            n/e(5)      6,142
                        1991      105,465        8,993               -             -            n/e             -

W. MILES GREER          1993      117,766       10,337           7,458             -         12,202        21,881
Vice President          1992      115,114       10,776              34             -          9,243         6,599
                        1991      104,371        7,869               -             -          7,571             -

JAMES L. RAYBURN(6)     1993      113,470            -           7,467             -         11,153        20,040
Vice President          1992      109,624        8,934              34             -          7,432         4,281
                        1991      100,520        7,248               -             -          5,278             -


(1) Tax reimbursement by SAVANNAH on certain personal benefits. In accordance with the transition rules of the SEC, information for 1991 is omitted.
(2) Payouts made in 1992, 1993 and 1994 for the four-year performance periods ending December 31, 1991, 1992 and 1993, respectively.
(3) SAVANNAH contributions to the ESP, under Section 401(k) of the Internal Revenue Code, ESOP, AME and payments under a VBP for the following:-
Name                  ESP            ESOP             AME           VBP
- ----                  ---            ----             ---           ---
A. M. Gignilliat     $6,746         $3,092          $7,479        $14,195
E. O. Veale           6,163          2,359           5,702              -
L. M. Porter          4,943          1,774             658         14,195
W. M. Greer           5,045          1,764             877         14,195
J. L. Rayburn         2,284          1,650           1,911         14,195
In accordance with the transition rules of the SEC, information for 1991 is omitted.
(4)  Retired effective December 31, 1993.
(5)  Not eligible for Long-term Incentive Payout until January 1, 1994.
(6)  Resigned effective December 31, 1993.

                                     III-18

                          STOCK OPTION GRANTS IN 1993

      (B)    STOCK OPTION GRANTS.   The following table sets forth all stock
option grants to the named executive officers of each operating subsidiary during the year ending December 31, 1993. The number of SOUTHERN common shares shown and the per share exercise price and market price do not reflect the stock distribution resulting from the two-for-one common stock split approved by SOUTHERN's board of directors in January, 1994.

                                           INDIVIDUAL GRANTS                                                GRANT DATE VALUE

                                      # OF                 % OF TOTAL
                                    SECURITIES              OPTIONS         EXERCISE
                                    UNDERLYING             GRANTED TO          OR
                                     OPTIONS              EMPLOYEES IN     BASE PRICE      EXPIRATION          GRANT DATE
NAME                                GRANTED(1)            FISCAL YEAR(2)   ($/SH)(1)        DATE(1)        PRESENT VALUE($)(3)
- ------------------------------------------------------------------------------------------------------------------------------------

ALABAMA

Elmer B. Harris                     13,446                7.5%               $42.4375         07/19/2003        54,187
Travis Bow                           6,119                3.4%               $42.4375         07/19/2003        24,660
Banks H. Farris                      3,151                1.8%               $42.4375         07/19/2003        12,699
T. H. Jones                          3,037                1.7%               $42.4375         04/01/1998        12,178
W. B. Hutchins, III                  2,948                1.6%               $42.4375         07/19/2003        11,880

GEORGIA

A. W. Dahlberg                      15,322                8.5%               $42.4375         07/19/2003        61,748
Dwight H. Evans                      3,749                2.1%               $42.4375         07/19/2003        15,108
Warren Y. Jobe                       3,740                2.1%               $42.4375         07/19/2003        15,072
Gene R. Hodges                       3,439                1.9%               $42.4375         07/19/2003        13,859
Kerry E. Adams                       3,281                1.8%               $42.4375         07/19/2003        13,222

GULF

Douglas L. McCrary                   7,406                4.1%               $42.4375         05/01/1997        26,736
G. E. Holland, Jr.                   2,920                1.6%               $42.4375         07/19/2003        11,768
Earl B. Parsons, Jr.                     -                  -                       -                  -             -
A. E. Scarbrough                         -                  -                       -                  -             -
John E. Hodges, Jr.                  2,289                1.3%               $42.4375          07/19/2003        9,225


See next page for footnotes.





                                     III-19

                                                STOCK OPTION GRANTS IN 1993





                                                INDIVIDUAL GRANTS                                             GRANT DATE VALUE

                                    # OF              % OF TOTAL
                                    SECURITIES          OPTIONS            EXERCISE
                                    UNDERLYING         GRANTED TO             OR
                                    OPTIONS            EMPLOYEES IN       BASE PRICE       EXPIRATION            GRANT DATE
NAME                                GRANTED(1)        FISCAL YEAR(2)      ($/SH)(1)          DATE(1)          PRESENT VALUE($)(3)
- ------------------------------------------------------------------------------------------------------------------------------------

MISSISSIPPI

David M. Ratcliffe                   4,057               2.0%              $42.4375         07/19/2003            16,350
Robert G. Dawson                     2,390               1.3%              $42.4375         07/19/2003             9,632
H. E. Blakeslee                      2,384               1.2%              $42.4375         07/19/2003             9,608
Don E. Mason                             -                 -                      -                  -                 -
Thomas A. Fanning                        -                 -                      -                  -                 -

SAVANNAH

A. M. Gignilliat, Jr.                3,599               2.0%              $42.4375         09/03/2000            15,080
E. Olin Veale                            -                 -                      -                  -                 -
Larry M. Porter                          -                 -                      -                  -                 -
W. Miles Greer                           -                 -                      -                  -                 -
James L. Rayburn                         -                 -                      -                  -                 -

- ----------------------------------

(1) Grants were made on July 19, 1993, and vest 25% per year on the anniversary date of the grant. Grants fully vest upon termination incident to death, disability, or retirement. The exercise price is the average of the high and low fair market value of SOUTHERN's common stock on the date granted. In accordance with the terms of the Executive Stock Plan, Mr. Jones' unexercised options expire on April 1, 1998, three years after his normal retirement date; Mr. McCrary's unexercised options expire on May 1, 1997, three years after his normal retirement date; and Mr. Gignilliat's unexercised options expire on September 3, 2000, three years after his normal retirement date.
(2) A total of 179,746 stock options were granted in 1993 to key executives participating in SOUTHERN's Executive Stock Plan.
(3) Based on the Black-Scholes option valuation model. The actual value, if any, an executive officer may realize ultimately depends on the market value of SOUTHERN's common stock at a future date. This valuation is provided pursuant to SEC disclosure rules and there is no assurance that the value realized will be at or near the value estimated by the Black-Scholes model. Assumptions used to calculate this value: price volatility - 12.45%; risk-free rate of return - 5.81%; dividend yield - 5.37%; and time to exercise - ten years.


                                    III-20

      AGGREGATED STOCK OPTION EXERCISES IN 1993 AND YEAR-END OPTION VALUES


    (C) AGGREGATED STOCK OPTION EXERCISES. The following table sets forth information concerning options exercised during the year ending December 31, 1993, by the named executive officers and the value of unexercised options held by them as of December 31, 1993. The number of SOUTHERN common shares shown and the per share exercise price and market price do not reflect the stock distribution resulting from the two-for-one common stock split approved by SOUTHERN's board of directors in January, 1994.

                                                                     NUMBER OF
                                                                     SECURITIES             VALUE OF
                                                                     UNDERLYING             UNEXERCISED
                                                                     UNEXERCISED            IN-THE-MONEY
                                                                     OPTIONS AT             OPTIONS AT
                                                                     YEAR-END (#)           YEAR-END($)(1)

                        SHARES ACQUIRED          VALUE               EXERCISABLE/           EXERCISABLE/
NAME                    ON EXERCISE (#)          REALIZED($)(2)      UNEXERCISABLE          UNEXERCISABLE
- ---------------------------------------------------------------------------------------------------------

ALABAMA

Elmer B. Harris                   -                    -               14,215/37,398        211,494/330,107
Travis J. Bowden                  -                    -                5,763/15,708         84,560/128,730
Banks H. Farris                   -                    -                   863/5,741           6,850/22,875
T. H. Jones                       -                    -                   848/5,581           6,731/25,318
W. B. Hutchins, III               -                    -                   706/5,068           5,604/21,802

GEORGIA
A. W. Dahlberg               14,211              252,088                4,278/43,871         33,957/400,435
Dwight H. Evans               3,982               57,454                    0/10,380               0/91,239
Warren Y. Jobe                4,741               75,241                    0/11,934              0/101,456
Gene R. Hodges                3,449               52,973                     0/9,287               0/81,520
Kerry E. Adams                3,257               49,639                     0/8,742               0/75,346

GULF
D. L. McCrary                     -                    -                9,668/21,814        149,219/203,868
G. E. Holland, Jr.                -                    -                   698/5,017           5,540/21,572
Earl B. Parsons, Jr.            700               11,769                           -                      -
A. E. Scarbrough                  -                    -                           -                      -
John E. Hodges, Jr.               -                    -                 5,429/6,008          89,119/50,535



See next page for footnotes.





                                     III-21

     AGGREGATED STOCK OPTION EXERCISES IN 1993 AND YEAR-END OPTION VALUES

                                                                     NUMBER OF
                                                                     SECURITIES             VALUE OF
                                                                     UNDERLYING             UNEXERCISED
                                                                     UNEXERCISED            IN-THE-MONEY
                                                                     OPTIONS AT             OPTIONS AT
                                                                     YEAR-END (#)           YEAR-END($)(1)

                        SHARES ACQUIRED          VALUE               EXERCISABLE/           EXERCISABLE/
NAME                    ON EXERCISE (#)          REALIZED($)(2)      UNEXERCISABLE          UNEXERCISABLE
- ------------------------------------------------------------------------------------------------------------------------------------

MISSISSIPPI

David M. Ratcliffe           2,996               58,422              5,643/10,871           83,817/93,954
Robert G. Dawson                 -                    -                   0/2,390                 0/4,033
H. E. Blakeslee              2,310               36,298                 660/6,677            5,239/59,535
Don E. Mason                     -                    -                         -                       -
Thomas A. Fanning                -                    -                         -                       -

SAVANNAH
A. M. Gignilliat, Jr.            -                    -              8,556/10,502          136,063/97,250
E. Olin Veale                    -                    -                         -                       -
Larry M. Porter                  -                    -                         -                       -
W. Miles Greer                   -                    -                         -                       -
James L. Rayburn                 -                    -                         -                       -





(1) This represents the excess of the fair market value of SOUTHERN's common stock of $44.125 per share, as of December 31, 1993, above the exercise price of the options. One column reports the "value" of options that are vested and therefore could be exercised; the other "value" of options that are not vested and therefore could not be exercised as of December 31, 1993.
(2) The "Value Realized" is ordinary income, before taxes, and represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.

                                     III-22

                   LONG-TERM INCENTIVE PLANS - AWARDS IN 1993

     (D) LONG-TERM INCENTIVE PLANS. The following table sets forth the long-term incentive plan awards made to the named executive officers for the performance period January 1, 1993 through December 31, 1996.


                                                                    ESTIMATED FUTURE PAYOUTS UNDER
                                                                      NON-STOCK PRICE-BASED PLANS
                                                                    ------------------------------


                              NUMBER            PERFORMANCE OR
                                OF              OTHER PERIOD
                              UNITS           UNTIL MATURATION      THRESHOLD         TARGET         MAXIMUM
NAME                          (#)(1)             OR PAYOUT           ($)(2)           ($)(2)         ($)(2)
- ------------------------------------------------------------------------------------------------------------------

ALABAMA

Elmer B. Harris              234,145              4 years            117,073          234,145        292,681
Travis J. Bowden              78,536              4 years             39,268           78,536         98,170
Banks H. Farris               39,883              4 years             19,942           39,883         49,854
T. Harold Jones               36,401              4 years             18,201           36,401         45,501
W. B. Hutchins, III           36,401              4 years             18,201           36,401         45,501

GEORGIA

A. W. Dahlberg               265,675              4 years            132,838          265,675        332,094
Dwight H. Evans               54,574              4 years             27,287           54,574         68,218
Warren Y. Jobe                54,574              4 years             27,287           54,574         68,218
Gene R. Hodges                39,883              4 years             19,942           39,883         49,854
Kerry E. Adams                39,883              4 years             19,942           39,883         49,854

GULF

D. L. McCrary                118,364              4 years             59,182          118,364        147,955
G. E. Holland, Jr.            36,401              4 years             18,201           36,401         45,501
E. B. Parsons, Jr.            24,947              4 years             12,474           24,947         31,184
A. E. Scarbrough              24,947              4 years             12,474           24,947         31,184
J. E. Hodges, Jr.             36,401              4 years             18,201           36,401         45,501





See next page for footnotes.





                                     III-23

                   LONG-TERM INCENTIVE PLANS - AWARDS IN 1993



                                                                    ESTIMATED FUTURE PAYOUTS UNDER
                                                                      NON-STOCK PRICE-BASED PLANS
                                                                    ------------------------------


                             NUMBER           PERFORMANCE OR
                               OF              OTHER PERIOD
                             UNITS           UNTIL MATURATION      THRESHOLD         TARGET            MAXIMUM
NAME                         (#)(1)             OR PAYOUT           ($)(2)           ($)(2)            ($)(2)
- ---------------------------------------------------------------------------------------------------------------

MISSISSIPPI

D. M. Ratcliffe            100,514             4 years            50,257            100,514            125,643
Robert G. Dawson            36,401             4 years            18,201             36,401             45,501
H. E. Blakeslee             36,401             4 years            18,201             36,401             45,501
Don E. Mason                24,947             4 years            12,474             24,947             31,184
Thomas A. Fanning           22,774             4 years            11,387             22,774             28,468

SAVANNAH

A. M. Gignilliat, Jr.       73,509             4 years            36,755             73,509             91,886
E. Olin Veale               24,947             4 years            12,474             24,947             31,184
Larry  M. Porter            22,774             4 years            12,387             22,774             28,468
W. Miles Greer              13,999             4 years             7,000             13,999             17,499
James L. Rayburn            12,896             4 years             6,448             12,896             16,120

(1) A performance unit is a method of asigning a dollar value to a performance award opportunity. The actual number of units granted to a participant will be based on an award percentage of an individual's base salary range control mid-point over the performance period. For illustration purposes, the base salary range mid-points have been projected at a four percent growth rate for the four-year term.
(2) The threshold, target and maximum value of a unit is $0.50, $1.00, and $1.25, respectively, and can vary based on SOUTHERN's return on common equity relative to a selected group of electric and gas utilities in the Southeastern United States. If certain minimum performance relative to the selected group is not achieved, there will be no payout; nor is there a payout if the current earnings of SOUTHERN are not sufficient to fund the dividend rate paid in the last calendar year. All awards are payable in cash at the end of the performance period.






                                     III-24

                               PENSION PLAN TABLE

     (e)(1) The following table sets forth the estimated combined annual pension benefits under the pension and supplemental defined benefit plans in effect during 1993 for ALABAMA, GEORGIA, GULF and MISSISSIPPI. Employee compensation covered by the pension and supplemental benefit plans for pension purposes is limited to the average of the highest three of the final 10 years' base salary and wages (reported under column titled "Salary" in the Summary Compensation Tables on pages III-13 through III-18).

        The amounts shown in the table were calculated according to the final average pay formula and are based on a single life annuity without reduction for joint and survivor annuities (although married employees are required to have their pension benefits paid in one of various joint and survivor annuity forms, unless the employee elects otherwise with the spouse's consent) or computation of the Social Security offset which would apply in most cases. This offset amounts to one-half of the estimated Social Security benefit (primary insurance amount) in excess of $3,000 per year times the number of years of accredited service, divided by the total possible years of accredited service to normal retirement age.

                                             YEARS OF ACCREDITED SERVICE

REMUNERATION            15           20            25           30             35            40
- ------------        -------------------------------------------------------------------------------
$ 50,000            $ 12,750      $ 17,000      $ 21,250       $ 25,500       $ 29,750     $ 34,000
$100,000              25,500        34,000        42,500         51,000         59,500       68,000
$300,000              76,500       102,000       127,500        153,000        178,500      204,000
$500,000             127,500       170,000       212,500        255,000        297,500      340,000
$700,000             178,500       238,000       297,500        357,000        416,500      476,000
$850,000             216,750       289,000       361,250        433,500        505,750      578,000


       As of December 31, 1993, the applicable compensation levels and years of accredited service are presented in the following tables:


ALABAMA
                                          COMPENSATION
           NAME                              LEVEL                    YEARS OF SERVICE
           ----                           ------------                ----------------
           Harris                          $415,980                           29
           Bowden                           255,180                           17
           Farris                           174,396                           34
           Jones                            169,116                           41
           Hutchins                         163,644                           23





                                     III-25



GEORGIA
                                           COMPENSATION
           NAME                               LEVEL                   YEARS OF SERVICE
           ----                            ------------               ----------------

           Dahlberg                          $474,012                         33
           Evans                              209,076                         24
           Jobe                               208,896                         22
           Hodges                             187,716                         29
           Adams                              182,160                         29

GULF
                                           COMPENSATION
           NAME                               LEVEL                   YEARS OF SERVICE
           ----                            ------------               ----------------

           McCrary                           $302,352                         39
           Holland                            160,404                         11(1)
           Parsons                            156,684                         32
           Scarbrough                         149,208                         30
           Hodges                             140,880                         27

MISSISSIPPI
                                           COMPENSATION
           NAME                               LEVEL                   YEARS OF SERVICE
           ----                            ------------               ----------------

           Ratcliffe                         $209,352                         21
           Dawson                             144,900                         25
           Blakeslee                          147,576                         27
           Mason                              142,200                         27
           Fanning                            113,712                         12

       SAVANNAH has in effect a qualified, trusteed, noncontributory, defined benefit pension plan which provides pension benefits to employees upon retirement at the normal retirement age after designated periods of accredited service and at a specified compensation level. The plan provides pension benefits under a formula which includes each participant's years of service with the Southern system and average annual earnings of the highest three of the final ten years of service with the Southern system preceding retirement. Plan benefits are reduced by a portion of the benefits participants are entitled to receive under Social Security. The plan provides for reduced early retirement benefits at age 55 and a pension for the surviving spouse equal to one-half of the deceased retiree's pension.

       The following table sets forth the estimated annual pension benefits under the pension plan in effect during 1993 which are payable by SAVANNAH to employees upon retirement at the normal retirement age after designated periods of accredited service and at a specified compensation level.






(1)The number of accredited years of service includes ten years credited to Mr. Holland pursuant to a supplemental pension agreement.

                                     III-26

                                         ANNUAL BENEFITS EXCLUSIVE OF SOCIAL SECURITY(1)
AVERAGE ANNUAL SALARY                                   YEARS OF SERVICE
FOR LAST 36 MONTHS OF                    -----------------------------------------------
       EMPLOYMENT                            15                  25               35
- ---------------------                        --                  --               --

$ 90,000                                    $22,505            $37,508         $ 52,511
 120,000                                     30,006             50,010           70,014
 150,000                                     37,508             62,513           87,518
 180,000                                     45,009             75,015          105,021
 200,000                                     50,010             83,350          116,690
 230,000                                     57,512             95,853          134,194

       As of December 31, 1993, the applicable compensation levels and years of accredited service is presented in the following table:

SAVANNAH
                                             COMPENSATION
           NAME                                 LEVEL                 YEARS OF SERVICE
           ----                             -------------             ----------------
           Gignilliat                        $180,077                         35
           Veale                              144,404                         38
           Porter                             102,500                         16
           Greer                              107,750                          9
           Rayburn                             97,605                         26

          (e)(2) DEFERRED COMPENSATION PLAN; SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN.

     SAVANNAH has in effect a voluntary deferred compensation plan for certain executive employees pursuant to which such employees may defer a portion of their respective annual salaries. In addition, SAVANNAH has a supplemental executive retirement plan for certain of its executive employees which became effective January 1, 1984. The deferred compensation plan is designed to provide supplemental retirement or survivor benefit payments. The supplemental executive retirement plan is also designed to provide retiring executives of SAVANNAH with a supplemental retirement benefit, which, in conjunction with social security and benefits under SAVANNAH's qualified pension plan, will equal 70 percent of the highest three of the final ten years average annual compensation (including deferrals under the deferred compensation plan). Both of these plans are unfunded and the liability is payable from general funds of SAVANNAH. The deferred compensation plan became effective December 1, 1983, and all of SAVANNAH's executive officers are participating in the plan. In addition, all executives are participating in the supplemental executive retirement plan.

       In order to provide for its liabilities under the deferred compensation plan and the supplemental executive retirement plan, SAVANNAH has purchased life insurance on participating executive employees in actuarially determined amounts which, based upon assumptions as to mortality experience, policy dividends, tax effects, and other factors which, if realized, along with compensation deferred by employees and the death benefits payable to






(1) The plan benefits are subject to the maximum benefit limitations set forth in Section 415 of the Internal Revenue Code.

                                     III-27

SAVANNAH, are expected to cover all such insurance premium payments, and all benefit payments to participants, plus a factor for the cost of funds of SAVANNAH.

(f)    COMPENSATION OF DIRECTORS.


       (1) Standard Arrangements. The following table presents compensation paid to the directors, during 1993 for service as a member of the board of directors and any board committee(s), except that employee directors received no fees or compensation for service as a member of the board of directors or any board committee. All or a portion of these fees may be deferred until membership on the board is terminated.

                             ALABAMA         GEORGIA           GULF          MISSISSIPPI       SAVANNAH
RETAINER FEE                 $15,000         $18,000          $8,000           $8,000           $8,000
MEETING FEE                      800             900             500              500              500

COMMITTEES:
  Audit                          800             900             500              500              500(1)
  Compensation                   800             900             500              500              500(1)
  Corporate Governance(2)          -             900               -                -                -
  Executive                      800             900               -                -              500(1,3)
  Finance                          -             900               -              500                -
  Nominating                     800               -               -                -                -
  Nuclear Safety                 800               -               -                -                -
  Nuclear
   Operations
   Overview                        -           1,800               -                -                -




         ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH also provide retirement benefits to non-employee directors who are credited with a minimum of 60 months of service on the board of directors of one or more system companies, under the Outside Directors Pension Plan. Eligible directors are entitled to benefits under the Plan upon retirement from the board on the retirement date designated in the respective companies by-laws. The annual benefit payable ranges from 75 to 100 percent of the annual retainer fee in effect on the date of retirement, based upon length of service. Payments continue for the greater of the lifetime of the participant or 10 years.

         (2) Other Arrangements. No director received other compensation for services as a director during the year ending December 31, 1993 in addition to or in lieu of that specified by the standard arrangements specified above.








(1) Committee Chairmen receive an additional $500 per year fee.
(2) Established for period September 15, 1993 through May 31, 1994.
(3) Chairman of Executive Committee receives an additional $3,000 per month fee.

                                     III-28

(g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS.

         None.


(h)      REPORT ON REPRICING OF OPTIONS.

         None.

(i) ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISION.


         ALABAMA

                Elmer B. Harris serves on the Compensation Committee of AmSouth Bancorporation. John W. Woods, a director of ALABAMA is an executive officer of AmSouth Bancorporation.

         GULF

                Messrs. Paul J. DeNicola and Douglas L. McCrary are ex officio members of its Compensation Committee.





                                     III-29

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (A)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     SOUTHERN is the beneficial owner of 100% of the outstanding common stock of registrants ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH.

                                                           Amount and
                          Name and Address                 Nature of            Percent
                          of Beneficial                    Beneficial               of
Title of Class                Owner                        Ownership              Class
- --------------            ----------------                 ----------           -------
Common Stock              The Southern Company                                    100%
                          64 Perimeter Center East
                          Atlanta, Georgia 30346
                          REGISTRANTS:
                          ------------
                          ALABAMA                           5,608,955
                          GEORGIA                           7,761,500
                          GULF                                992,717
                          MISSISSIPPI                       1,121,000
                          SAVANNAH                         10,844,635

         (B) SECURITY OWNERSHIP OF MANAGEMENT. The following table shows the number of shares of SOUTHERN common stock and operating subsidiary preferred stock owned by the directors, nominees and executive officers as of December 31, 1993. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares of the respective classes outstanding on December 31, 1993. The number of SOUTHERN common shares shown do not reflect the stock distribution resulting from the two-for-one common stock split approved by SOUTHERN'S board of directors in January, 1994.

NAME OF DIRECTOR,                                                            NUMBER OF SHARES
 NOMINEES AND                                                                  BENEFICIALLY
EXECUTIVE OFFICERS                     TITLE OF CLASS                             OWNED             1,2
- ------------------                     --------------                    ---------------------------
ALABAMA

Edward L. Addison                      SOUTHERN Common                              125,032

Whit Armstrong                         SOUTHERN Common                                7,410

Travis Bowden                          SOUTHERN Common                               16,185

Bill M. Guthrie                        SOUTHERN Common                               23,003

Elmer B. Harris                        SOUTHERN Common                               35,545


                                     III-30

NAME OF DIRECTOR,                                                             NUMBER OF SHARES
 NOMINEES AND                                                                   BENEFICIALLY
EXECUTIVE OFFICERS                     TITLE OF CLASS                               OWNED           1,2
- ------------------                     --------------                     --------------------------
Crawford T. Johnson, III               SOUTHERN Common                                 286

Carl E. Jones, Jr.                     SOUTHERN Common                               3,945

Gerald H. Powell                       SOUTHERN Common                               2,000

John W. Rouse, Jr.                     SOUTHERN Common                               1,688

William J. Rushton, III                SOUTHERN Common                               3,000
                                       ALABAMA Preferred                                20

John C. Webb, IV                       SOUTHERN Common                               3,660
                                       ALABAMA Preferred                               985

Louis J. Willie                        SOUTHERN Common                               1,587
                                       ALABAMA Preferred                               391
                                       GEORGIA Preferred                               200
                                       GULF Preferred                                   50

Banks H. Farris                        SOUTHERN Common                              15,693

William B. Hutchins, III               SOUTHERN Common                               9,458

Thomas H. Jones                        SOUTHERN Common                              21,029

The directors, nominees,
  and executive officers
  as a group                           SOUTHERN Common                             275,837  shares
                                       ALABAMA Preferred                             1,376  shares
                                       GEORGIA Preferred                               200  shares
                                       GULF Preferred                                   50  shares

GEORGIA

Edward L. Addison                      SOUTHERN Common                             125,032

W. P. Copenhaver                       SOUTHERN Common                               1,350

A. W. Dahlberg                         SOUTHERN Common                              29,287

W. A. Fickling, Jr.                    GEORGIA Preferred                                50

L. G. Hardman, III                     SOUTHERN Common                               3,053





                                     III-31

NAME OF DIRECTOR,                                                             NUMBER OF SHARES
 NOMINEES AND                                                                   BENEFICIALLY
EXECUTIVE OFFICERS                     TITLE OF CLASS                               OWNED           1,2
- ------------------                     --------------                     --------------------------
Warren Y. Jobe                         SOUTHERN Common                                12,824
                                       GEORGIA Preferred                                 203

James R. Lientz, Jr.                   SOUTHERN Common                                    21

W. A. Parker, Jr.                      SOUTHERN Common                                16,822
                                       GEORGIA Preferred                                   2

Gloria M. Shatto                       SOUTHERN Common                                 6,003

W. J. Vereen                           SOUTHERN Common                                 2,500
                                       GEORGIA Preferred                               1,701

Kerry E. Adams                         SOUTHERN Common                                 8,963
                                       GEORGIA Preferred                                 200

Dwight E. Evans                        SOUTHERN Common                                 7,495
                                       GEORGIA Preferred                                 100

Gene R. Hodges                         SOUTHERN Common                                11,678
                                       GEORGIA Preferred                                 800


The directors, nominees
 and executive officers
 as a group                            SOUTHERN Common                               270,626  shares
                                       GEORGIA Preferred                               3,256  shares


GULF

Paul J. DeNicola                       SOUTHERN Common                                 10,846

W. Deck Hull, Jr.                      SOUTHERN Common                                    957

Douglas L. McCrary                     SOUTHERN Common                                 31,298

Joseph K. Tannehill                    SOUTHERN Common                                  2,000

J. E. Hodges, Jr.                      SOUTHERN Common                                 14,242
                                       GULF Preferred                                       3

G. Edison Holland, Jr.                 SOUTHERN Common                                    807





                                     III-32

NAME OF DIRECTOR,                                                               NUMBER OF SHARES
 NOMINEES AND                                                                     BENEFICIALLY
EXECUTIVE OFFICERS                     TITLE OF CLASS                                OWNED           1,2
- ------------------                     --------------                       -------------------------
Earl B. Parsons, Jr.                   SOUTHERN Common                                  7,200

A. E. Scarbrough                       SOUTHERN Common                                  9,216
                                       GULF Preferred                                     100
                                       MISSISSIPPI Preferred                                5


The directors, nominees                SOUTHERN Common                                 78,488   shares
 and executive officers                GULF Preferred                                     105   shares
 as a group                            MISSISSIPPI Preferred                                5   shares


MISSISSIPPI

Paul J. DeNicola                       SOUTHERN Common                                 10,846

Edwin E. Downer                        SOUTHERN Common                                    322

Robert S. Gaddis                       SOUTHERN Common                                  1,547

Walter H. Hurt, III                    SOUTHERN Common                                    200
                                       MISSISSIPPI Preferred                               33

Aubrey K. Lucas                        SOUTHERN Common                                    416

Earl D. McLean, Jr.                    SOUTHERN Common                                  7,051

David M. Ratcliffe                     SOUTHERN Common                                 11,363

Leo W. Seal, Jr.                       SOUTHERN Common                                  1,000

Gerald J. St. Pe                       SOUTHERN Common                                  8,000

H. E. Blakeslee                        SOUTHERN Common                                  4,102

Robert G. Dawson                       SOUTHERN Common                                  7,660

Thomas A. Fanning                      SOUTHERN Common                                  1,827

Don E. Mason                           SOUTHERN Common                                  8,499

The directors, nominees
 and executive officers                SOUTHERN Common                                 62,834   shares
 as a group                            MISSISSIPPI Preferred                               33   shares





                                     III-33

NAME OF DIRECTOR,                                                                  NUMBER OF SHARES
 NOMINEES AND                                                                         BENEFICIALLY
EXECUTIVE OFFICERS                     TITLE OF CLASS                                    OWNED         33,34
- ------------------                     --------------                          ------------------------
SAVANNAH

Helen Quattlebaum Artley               SOUTHERN Common                                  1,209

Paul J. DeNicola                       SOUTHERN Common                                 10,846

A. M. Gignilliat, Jr.                  SOUTHERN Common                                 18,134

Walter D. Gnann                        SOUTHERN Common                                    735

Robert B. Miller, III                  SOUTHERN Common                                    982

John C. Monroe                         SOUTHERN Common                                    420

John M. McIntosh                       SOUTHERN Common                                  7,016

James M. Piette                        SOUTHERN Common                                    563

Arnold M. Tenenbaum                    SOUTHERN Common                                    177

E. Olin Veale                          SOUTHERN Common                                  5,319

Fred F. Williams                       SOUTHERN Common                                  1,079

W. Miles Greer                         SOUTHERN Common                                    504

Larry M. Porter                        SOUTHERN Common                                  5,244

The directors, nominees
 and executive officers
 as a group                            SOUTHERN Common                                 52,228   shares






(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2) The shares shown include shares of common stock of which certain directors and executive officers have the right to acquire beneficial ownership within 60 days pursuant to the Executive Stock Plan, as follows:
Mr. Addison, 86,357 shares; Mr. Blakeslee, 660 shares; Mr. Bowden, 5,763 shares; Mr. Dahlberg, 4,278 shares; Mr. Farris, 863 shares; Mr. Gignilliat, 8,556 shares; Mr. Guthrie 15,720 shares; Mr. Harris, 14,215 shares; Mr. Haubein, 835 shares; Mr. Hodges, 5,429 shares; Mr. Holland, 698 shares; Mr. Hutchins, 706 shares; Mr. Jones, 848 shares; Mr. Klappa, 671 shares, Mr. C. D. McCrary, 691 shares; Mr. D. L. McCrary, 9,668 shares; and Mr. Ratcliffe, 5,643 shares. Also included are shares of SOUTHERN common stock held by the spouses of the following directors: Mr. Addison, 670 shares; Mr. Copenhaver, 350 shares; Mr. Harris, 155 shares; Mr. Parker, 22 shares; and Dr. Shatto, 5,067 shares.


                                     III-34

       (C) CHANGES IN CONTROL. The operating affiliates know of no arrangements which may at a subsequent date result in any change in control.


       GEORGIA'S Mr. Russell failed to file on a timely basis a single report disclosing one transaction on Form 4 as required by Section 16 of the Securities Exchange Act of 1934.

       MISSISSIPPI'S Messrs. McLean, Jr., Hurt and Seal, Jr. each failed to file on a timely basis a single report disclosing one transaction on Form 4 as required by Section 16 of the Securities Exchange Act of 1934.

       SAVANNAH'S Mr. Gnann failed to file on a timely basis a single report disclosing one transaction on Form 4 as required by Section 16 of the Securities Exchange Act of 1934.

       MR. DENICOLA, a director of GULF, MISSISSIPPI and SAVANNAH, failed to file on a timely basis a single report, disclosing one transaction on Form 4 as required by Section 16 of the Securities Exchange Act of 1934.





                                     III-35

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    ALABAMA

   (a)    Transactions with management and others.

   During 1993, ALABAMA, in the ordinary course of business, paid premiums amounting to approximately $400,000 for various types of insurance policies purchased from Protective Life Insurance Company, a subsidiary of Protective Life Corporation, a company in which Mr. William J. Rushton, III, a director of ALABAMA, owns an interest and of which he serves as Chairman.

   The firm of Inzer, Stivender, Haney & Johnson, P.A., performed certain legal services for ALABAMA during 1993. Mr. James C. Inzer, Jr., partner in this firm, is also a director of ALABAMA.

   ALABAMA purchased automobiles and parts in the amount of approximately $200,000 from companies in which Mr. Blount, a director of ALABAMA, owns 85% interests.

   ALABAMA purchased electrical supplies in the amount of approximately $200,000 from L & K Electric Supply Company, Ltd. during 1993. Mr. Willie, director of ALABAMA and SOUTHERN, owns an interest in and serves as president of this firm.

   ALABAMA believes that these transactions have been on terms representing competitive market prices that are no less favorable than those available from others.

   (b)    Certain business relationships.
          None.

   (c)    Indebtedness of management.
          None.

   (d)    Transactions with promoters.
          None.

                                    GEORGIA

   (a)    Transactions with management and others.

   In 1993, GEORGIA was indebted in a maximum amount of $105 million to Wachovia Bank and its affiliates, of which G. Joseph Prendergast serves as President and Chief Executive Officer of Wachovia Corporation of Georgia and Wachovia Bank of Georgia, N.A.

   In 1993, GEORGIA was indebted in a maximum amount of $285 million to NationsBank and its affiliates of which Mr. James R. Lientz, Jr. serves as President of NationsBank of Georgia.

   (b)    Certain business relationships.
          None.

   (c)    Indebtedness of management.
          None.

   (d)    Transactions with promoters.
          None.

                                      GULF

   (a)    Transactions with management and others.

   The firm of Beggs & Lane, P.A. serves as local counsel for GULF and received from GULF approximately $800,000 for services rendered. Mr. G. Edison Holland, Jr. is a partner in the firm and also serves as Vice President and Corporate Counsel of GULF.

   (b)    Certain business relationships.
          None.

   (c)    Indebtedness of management.
          None.

   (d)    Transactions with promoters.
          None.

                                  MISSISSIPPI

   (a)    Certain business relationships.

   During 1993, MISSISSIPPI was indebted in a maximum amount of $12.4 million to Hancock Bank, of which Leo W. Seal, Jr. serves as Chairman of the Board and Chief Executive Officer.

   (b)    Certain business relationships.
          None.

   (c)    Indebtedness of management.
          None.

                                    III-36

   (d)    Transactions with promoters.
          None.

                                    SAVANNAH

   (a)    Transactions with management and others.

   Mr. Tenenbaum is a Director of First Union national Bank of Georgia, and Mr. Foster is President of NationsBank of Georgia, N.A., in Savannah. During 1993, these banks furnished a number of regular banking services in the ordinary course of business to SAVANNAH. SAVANNAH intends to maintain normal banking relations with all of the aforesaid banks in the future.

   (b)    Certain business relationships.

   (c)    Indebtedness of management.
          None.

   (d)    Transactions with promoters.
          None.





                                    III-37

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this report on this Form 10-K:

          (1)    Financial Statements:

                 Reports of Independent Public Accountants on the financial statements for SOUTHERN and Subsidiary Companies, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed under Item 8 herein.

                 The financial statements filed as a part of this report for SOUTHERN and Subsidiary Companies, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed under Item 8 herein.

          (2)    Financial Statement Schedules:

                 Reports of Independent Public Accountants as to Schedules for SOUTHERN and Subsidiary Companies, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are included herein on pages IV-12 through IV-17.

                 Financial Statement Schedules for SOUTHERN and Subsidiary Companies, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed in the Index to the Financial Statement Schedules at page S-1.

          (3)    Exhibits:

                 Exhibits for SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed in the Exhibit Index at page E-1.

   (b) Reports on Form 8-K: During the fourth quarter of 1993 the registrants filed Current Reports on Form 8-K as follows:

          ALABAMA filed Forms 8-K dated October 27, 1993, and November 16, 1993, to facilitate security sales.

          GEORGIA filed a Form 8-K dated October 20, 1993, to facilitate a security sale.

          GULF filed a Form 8-K dated November 3, 1993, to facilitate a security sale.

          SAVANNAH filed a Form 8-K dated November 9, 1993, to facilitate a security sale.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    THE SOUTHERN COMPANY

    By  Edward L. Addison, Chairman


    By  Wayne Boston
       (Wayne Boston, Attorney-in-fact)

    Date:  March 25, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

    Edward L. Addison
    Chairman of the Board
    (Principal Executive Officer)

    W. L. Westbrook
    Financial Vice President
    (Principal Financial and Accounting Officer)


                 Directors:


 W. P. Copenhaver       John M. McIntosh.
 A. W. Dahlberg         Earl D. McLean, Jr.
 Paul J. DeNicola       William A. Parker
 Jack Edwards           William J. Rushton, III
 H. Allen Franklin      Gloria M. Shatto
 L. G. Hardman, III     Herbert Stockham
 Elmer B. Harris        Louis J. Willie


    By  Wayne Boston
       (Wayne Boston, Attorney-in-fact)

    Date:  March 25, 1994

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    ALABAMA POWER COMPANY

    By  Elmer B. Harris, President

    By  Wayne Boston
       (Wayne Boston, Attorney-in-fact)

    Date:  March 25, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

    Elmer B. Harris
    President, Chief Executive Officer and Director
    (Principal Executive Officer)

    Charles D. McCrary
    Senior Vice President
    (Principal Financial Officer)

    David L. Whitson
    Vice President and Comptroller
    (Principal Accounting Officer)


                 Directors:

 Edward L. Addison           William V. Muse
 Whit Armstrong              John T. Porter
 Philip E. Austin            Gerald H. Powell
 Margaret A. Carpenter       Robert D. Powers
 Peter V. Gregerson, Sr.     John W. Rouse
 Bill M. Guthrie             James H. Sanford
 Crawford T. Johnson, III    John Cox Webb, IV
 Carl E. Jones, Jr.          Louis J. Willie
 Wallace D. Malone, Jr.      John W. Woods

    By  Wayne Boston
      (Wayne Boston, Attorney-in-fact)

    Date:  March 25, 1994

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its
behalf by the undersigned, thereunto duly authorized.   The signature of the
undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    GEORGIA POWER COMPANY

    By  H. Allen Franklin, President


    By  Wayne Boston
       (Wayne Boston, Attorney-in-fact)

    Date:  March 25, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

    H. Allen Franklin
    President, Chief Executive Officer and Director
    (Principal Executive Officer)

    Warren Y. Jobe
    Executive Vice President,
    Treasurer, Chief Financial Officer and Director
    (Principal Financial Officer)

    C. B. Harreld
    Vice President and Comptroller
    (Principal Accounting Officer)


                      Directors:
 Edward L. Addison              G. Joseph Prendergast
 Bennett A. Brown               Herman J. Russell
 William P. Copenhaver          Gloria M. Shatto
 A. W. Dahlberg                 Robert Strickland
 William A. Fickling, Jr.       William Jerry Vereen
 L. G. Hardman, III             Thomas R. Williams
 James R. Lientz, Jr.

    By  Wayne Boston
    (Wayne Boston, Attorney-in-fact)
    Date:  March 25, 1994

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    GULF POWER COMPANY

    By  D. L. McCrary, Chairman of the Board


    By  Wayne Boston
       (Wayne Boston, Attorney-in-fact)

    Date:  March 25, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

    D. L. McCrary
    Chairman of the Board and Chief Executive Officer
    (Principal Executive Officer)

    A. E. Scarbrough
    Vice President - Finance
    (Principal Financial and Accounting Officer)

       Directors:
       Reed Bell
       Travis J. Bowden
       Paul J. DeNicola
       Fred C. Donovan
       W. D. Hull, Jr.
       C. W. Ruckel
       J. K. Tannehill


    By  Wayne Boston
    (Wayne Boston, Attorney-in-fact)

    Date:  March 25,1994

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MISSISSIPPI POWER COMPANY

    By  David M. Ratcliffe, President


    By  Wayne Boston
    (Wayne Boston, Attorney-in-fact)

    Date:  March 25, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

    David M. Ratcliffe
    President, Chief Executive Officer and Director
    (Principal Executive Officer)

    Thomas A. Fanning
    Vice President and Chief Financial Officer
    (Principal Financial and Accounting Officer)


       Directors:
       Paul J. DeNicola
       Edwin E. Downer
       Robert S. Gaddis
       Walter H. Hurt, III
       Aubrey K. Lucas
       Earl D. McLean, Jr.
       Gerald J. St. Pe'
       Leo W. Seal, Jr.
       N. Eugene Warr


    By  Wayne Boston
    (Wayne Boston, Attorney-in-fact)

    Date:  March 25, 1994

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    SAVANNAH ELECTRIC AND POWER COMPANY

    By  Arthur M. Gignilliat, Jr., President


    By  Wayne Boston
      (Wayne Boston, Attorney-in-fact)

    Date:  March 25, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     Arthur M. Gignilliat, Jr.
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Kirby R. Willis
     Vice President, Treasurer and
     Chief Financial Officer
     (Principal Financial and Accounting Officer)


       Directors:
       Helen Q. Artley
       Paul J. DeNicola
       Brian R. Foster
       Walter D. Gnann
       John M. McIntosh
       Robert B. Miller, III
       James M. Piette
       Arnold M. Tenenbaum
       Frederick F. Williams, Jr.


    By  Wayne Boston
    (Wayne Boston, Attorney-in-fact)

    Date:  March 25, 1994

EXHIBIT 21.     SUBSIDIARIES OF THE REGISTRANTS.

                                                                                                           Common Stock
                                                                            Jurisdiction of                  Owned by
                       Name of Company                                      Organization                     Southern
          ---------------------------------------------------               ---------------                ------------
          ALABAMA POWER COMPANY                                                Alabama                          100%
            Alabama Property Company                                           Alabama                           (1)
            Columbia Fuels, Inc.                                               Alabama                           (1)
          GEORGIA POWER COMPANY                                                Georgia                          100
            Piedmont-Forrest Corporation                                       Georgia                           (2)
          GULF POWER COMPANY                                                   Maine                            100
          MISSISSIPPI POWER COMPANY                                            Mississippi                      100
          SAVANNAH ELECTRIC AND POWER COMPANY                                  Georgia                          100
          SEI HOLDINGS, INC.                                                   Delaware                         100
            Asociados de Electricidad, S. A.                                   Argentina                         (3)
            SEI y Asociados de Argentina, S. A.                                Argentina                         (4)
              Hidroelectrica Alicura, S. A.                                    Argentina                         (5)
          SEI HOLDINGS III, INC.                                               Delaware                         100
            SEI Chile, S.A.                                                    Chile                             (6)
              Empressa Electricia del Norte Grande, S.A.                       Chile                             (7)
          SEI HOLDINGS IV, INC.                                                Delaware                         100
            Inversores de Electricidad, S.A.                                   Argentina                         (8)
              SEI Inversora, S.A.                                              Argentina                         (9)
            SEI Bahamas Argentina I, Inc.                                      Bahamas                           (8)
            SEI Bahamas Argentina II, Inc.                                     Bahamas                           (8)
            Tesro Holding B.V.                                                 Netherlands                       (8)
          SOUTHERN COMPANY SERVICES, INC.                                      Alabama                          100
          SOUTHERN ELECTRIC BAHAMAS HOLDINGS, LTD.                             Bahamas                          100
            Southern Electric Bahamas, Ltd.                                    Bahamas                          (10)
              Freeport Power Company Limited                                   Bahamas                          (11)
          SOUTHERN ELECTRIC GENERATING COMPANY                                 Alabama                          (12)
          SOUTHERN ELECTRIC INTERNATIONAL, INC.                                Delaware                         100
            SEI Operadora de Argentina, S.A.                                   Argentina                        (13)
          SOUTHERN ELECTRIC RAILROAD COMPANY                                   Delaware                         100
          SOUTHERN ELECTRIC WHOLESALE GENERATORS, INC.                         Delaware                         100
            Birchwood Development Corp.                                        Delaware                         (14)
            Birchwood Power Partners, L.P.                                     Delaware                         (14)
            SEI Birchwood, Inc.                                                Delaware                         (14)
            SEI Hawaiian Cogenerators, Inc.                                    Delaware                         (14)
          SOUTHERN NUCLEAR OPERATING COMPANY, INC.                             Delaware                         100
          THE SOUTHERN DEVELOPMENT AND INVESTMENT GROUP, INC.                  Georgia                          100

   (1)     Owned by Alabama Power Company.
   (2)     Owned by Georgia Power Company.
   (3)     Owned by SEI Holdings, Inc.
   (4) 94% owned jointly by Asociados de Electricidad, S. A. (14%) and SEI Holdings, Inc. (80%)
   (5)     59% owned by SEI y Asociados de Argentina, S. A.
   (6)     Owned by SEI Holdings III, Inc.
   (7)     36% owned by SEI Chile, S. A.
   (8)     Owned by SEI Holdings IV, Inc.
   (9) Owned jointly by Inversores de Electricidad, S. A. (15%) and SEI Bahamas Argentina I, Inc. (85%)
   (10)    Owned by Southern Electric Bahamas Holdings, Ltd.
   (11)    50% owned by Southern Electric Bahamas, Ltd.
   (12)    Owned equally by Alabama Power Company and Georgia Power Company.
   (13)    Owned by Southern Electric International, Inc.
   (14)    Owned by Southern Electric Wholesale Generators, Inc.

                            ARTHUR ANDERSEN & CO.


                                                                   Exhibit 23(a)





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





     As independent public accountants, we hereby consent to the incorporation of our reports dated February 16, 1994 on the financial statements of The Southern Company and its subsidiaries and the related financial statement schedules, included in this Form 10-K, into The Southern Company's previously filed Registration Statement File Nos. 2-78617, 33-3546, 33-23152, 33-30171,
33-23153 and 33-51433.

                                       /s/ Arthur Andersen & Co.



Atlanta, Georgia
March 25, 1994

                            ARTHUR ANDERSEN & CO.



                                                                   Exhibit 23(b)





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





     As independent public accountants, we hereby consent to the incorporation of our reports dated February 16, 1994 on the financial statements of Alabama Power Company and the related financial statement schedules, included in this Form 10-K, into Alabama Power Company's previously filed Registration Statement File No. 33-49653.

                                        /s/ Arthur Andersen & Co.



Birmingham, Alabama
March 25, 1994

                            ARTHUR ANDERSEN & CO.



                                                                   Exhibit 23(c)





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





     As independent public accountants, we hereby consent to the incorporation of our reports dated February 16, 1994 on the financial statements of Georgia Power Company and the related financial statement schedules, included in this Form 10-K, into Georgia Power Company's previously filed Registration Statement File No. 33-49661.



                          /s/ Arthur Andersen & Co.




Atlanta, Georgia
March 25, 1994

                            ARTHUR ANDERSEN & CO.



                                                                   Exhibit 23(d)





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





     As independent public accountants, we hereby consent to the incorporation of our reports dated February 16, 1994 on the financial statements of Gulf Power Company and the related financial statement schedules, included in this Form 10-K, into Gulf Power Company's previously filed Registration Statement File No. 33-50165.


                          /s/ Arthur Andersen & Co.




Atlanta, Georgia
March 25, 1994

                            ARTHUR ANDERSEN & CO.



                                                                   Exhibit 23(e)





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





    As independent public accountants, we hereby consent to the incorporation of our reports dated February 16, 1994 on the financial statements of Mississippi Power Company and the related financial statement schedules, included in this Form 10-K, into Mississippi Power Company's previously filed Registration Statement File Nos. 33-49320 and 33-49649.


                                 /s/ Arthur Andersen & Co.


Atlanta, Georgia
March 25, 1994

                            ARTHUR ANDERSEN & CO.



                                                                   Exhibit 23(f)





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





     As independent public accountants, we hereby consent to the incorporation of our reports dated February 16, 1994 on the financial statements of Savannah Electric and Power Company and the related financial statement schedules, included in this Form 10-K, into Savannah Electric and Power Company's previously filed Registration Statement File Nos. 33-45757 and 33-52509.


                                        /s/ Arthur Andersen & Co.


Atlanta, Georgia
March 25, 1994

                            ARTHUR ANDERSEN & CO.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To The Southern Company:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Southern Company and its subsidiaries included in this Form 10-K, and have issued our report thereon dated February 16, 1994. Our report on the consolidated financial statements includes an explanatory paragraph which states that an uncertainty exists with respect to the actions of the regulators regarding recoverability of the investment in the Rocky Mountain pumped storage hydroelectric project, as discussed in Note 4 to The Southern Company's consolidated financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)(2) herein as it relates to The Southern Company and its subsidiaries (pages S-2 and S-3, S-11 through S-14, S-35 through S-37, S-53, and S-59) are the responsibility of The Southern Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                   /s/ Arthur Andersen & Co.


Atlanta, Georgia
February 16, 1994

                            ARTHUR ANDERSEN & CO.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Alabama Power Company:

   We have audited in accordance with generally accepted auditing standards, the financial statements of Alabama Power Company included in this Form 10-K, and have issued our report thereon dated February 16, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)(2) herein as it relates to Alabama Power Company (pages S-4, S-15 through S-18, S-38 through S-40, S-54, and S-60) are the responsibility of Alabama Power Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                /s/ Arthur Andersen & Co.


Birmingham, Alabama
February 16, 1994

                            ARTHUR ANDERSEN & CO.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Georgia Power Company:

     We have audited in accordance with generally accepted auditing standards, the financial statements of Georgia Power Company included in this Form 10-K, and have issued our report thereon dated February 16, 1994. Our report on the financial statements includes an explanatory paragraph which states that an uncertainty exists with respect to the actions of the regulators regarding the recoverability of Georgia Power Company's investment in the Rocky Mountain pumped storage hydroelectric project, as discussed in Note 4 to Georgia Power Company's financial statements. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)(2) herein as it relates to Georgia Power Company (pages S-5, S-19 through S-22, S-41 through S-43, S-55, and S-61) are the responsibility of Georgia Power Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ Arthur Andersen & Co.


Atlanta, Georgia
February 16, 1994

                            ARTHUR ANDERSEN & CO.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Gulf Power Company:

   We have audited in accordance with generally accepted auditing standards, the financial statements of Gulf Power Company included in this Form 10-K, and have issued our report thereon dated February 16, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole.
The schedules listed under Item 14(a)(2) herein as it relates to Gulf Power Company (pages S-6, S-23 through S-26, S-44 through S-46, S-56, and S-62) are the responsibility of Gulf Power Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                      /s/ Arthur Andersen & Co.


Atlanta, Georgia
February 16, 1994

                            ARTHUR ANDERSEN & CO.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Mississippi Power Company:

   We have audited in accordance with generally accepted auditing standards, the financial statements of Mississippi Power Company included in this Form 10-K, and have issued our report thereon dated February 16, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)(2) herein as it relates to Mississippi Power Company (pages S-7 and S-8, S-27 through S-30, S-47 through S-49, S-57, and S-63) are the responsibility of Mississippi Power Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           /s/ Arthur Andersen & Co.


Atlanta, Georgia
February 16, 1994

                            ARTHUR ANDERSEN & CO.



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Savannah Electric and Power Company:

   We have audited in accordance with generally accepted auditing standards, the financial statements of Savannah Electric and Power Company included in this Form 10-K, and have issued our report thereon dated February 16, 1994.
Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)(2) herein as it relates to Savannah Electric and Power Company (pages S-9 and S-10, S-31 through S-34, S-50 through S-52, S-58, and S-64) are the responsibility of Savannah Electric and Power Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                    /s/ Arthur Andersen & Co.



Atlanta, Georgia
February 16, 1994

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule                                                                                                     Page
- --------                                                                                                     ----
V     Utility Plant, Including Intangibles
       1993, 1992 and 1991
         The Southern Company and Subsidiary Companies  . . . . . . . . . . . . . . . . . . . . . . . . .      S-2
         Alabama Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-4
         Georgia Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-5
         Gulf Power Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-6
         Mississippi Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-7
         Savannah Electric and Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-9
VI    Accumulated Provision for Depreciation of Utility Plant
       1993, 1992 and 1991
         The Southern Company and Subsidiary Companies  . . . . . . . . . . . . . . . . . . . . . . . . .      S-11
         Alabama Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-15
         Georgia Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-19
         Gulf Power Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-23
         Mississippi Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-27
         Savannah Electric and Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-31
VIII  Valuation and Qualifying Accounts and Reserves
       1993, 1992 and 1991
         The Southern Company and Subsidiary Companies  . . . . . . . . . . . . . . . . . . . . . . . . .      S-35
         Alabama Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-38
         Georgia Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-41
         Gulf Power Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-44
         Mississippi Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-47
         Savannah Electric and Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-50
IX    Short-Term Borrowings
       1993, 1992 and 1991
         The Southern Company and Subsidiary Companies  . . . . . . . . . . . . . . . . . . . . . . . . .      S-53
         Alabama Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-54
         Georgia Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-55
         Gulf Power Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-56
         Mississippi Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-57
         Savannah Electric and Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-58
X     Supplementary Income Statement Information
       1993, 1992 and 1991
         The Southern Company and Subsidiary Companies  . . . . . . . . . . . . . . . . . . . . . . . . .      S-59
         Alabama Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-60
         Georgia Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-61
         Gulf Power Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-62
         Mississippi Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-63
         Savannah Electric and Power Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      S-64

   Schedules I through XIV not listed above are omitted as not applicable or not required. Columns omitted from schedules filed have been omitted because the information is not applicable or not required.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
               SCHEDULE V - UTILITY PLANT, INCLUDING INTANGIBLES
                        (STATED IN THOUSANDS OF DOLLARS)



                                       Column F       Column F         Column F       Column F
- -----------------------------------------------------------------------------------------------------
                                      Balance at     Balance at       Balance at     Balance at
                                        End of         End of           End of         End of
  Classification                         1990           1991             1992           1993
- -----------------------------------------------------------------------------------------------------
ELECTRIC PLANT-IN-SERVICE
 Intangibles:
  Organization                      $      2,334    $     2,101       $      2,889    $     4,665
  Franchises & Consents                       71             71                 71             71
  Miscellaneous                           25,689         27,142             30,422         30,746
 Production Plant:
  Steam                                7,511,289      7,848,674          7,882,552      7,854,330
  Nuclear                              5,820,402      5,902,360          5,911,852      5,930,141
  Hydraulic                            1,221,735      1,246,975          1,252,704      1,262,736
  Other                                  149,372        148,151            150,490        151,378
 Transmission Plant                    2,824,596      2,954,395          3,092,940      3,224,009
 Distribution Plant                    5,737,724      6,091,816          6,430,557      6,847,653
 General Plant:
  Coal Mine Plant                          5,866          5,865              5,865          5,865
  Other                                1,848,629      1,974,669          2,064,594      2,165,114
 Nuclear Fuel, at Unamortized Cost:
  Assemblies in Reactor                  564,356        534,545            502,997        473,830
  In-Process                              93,559         54,838             34,226         24,171
  Materials & Assemblies                   9,611         23,154             17,557          2,663
  Spent Nuclear Fuel                     645,857        731,245            749,908        786,314
 Construction Work in Progress         1,091,712        603,508            665,203      1,031,197
 Plant Leased to Others                   56,962         56,975             56,975         56,975
 Plant Held for Future Use                41,977         38,419             40,136         40,152
 Electric Plant Acquisition               59,289         52,835             52,612         44,391
 Other Miscellaneous Plant                37,619         37,557             37,754         47,387
- -----------------------------------------------------------------------------------------------------
Total Electric Plant                  27,748,649     28,335,295         28,982,304     29,983,788
STEAM HEAT PLANT:
 Plant-in-Service                         20,091         20,214             20,924         20,926
 Work-in-Progress                             74            181                 33             43
- -----------------------------------------------------------------------------------------------------

TOTAL UTILITY PLANT                 $ 27,768,814    $28,355,690        $29,003,261    $30,004,757
=====================================================================================================


See Summary of Transactions and Notes on Page S-3

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
               SCHEDULE V - UTILITY PLANT, INCLUDING INTANGIBLES
                        (STATED IN THOUSANDS OF DOLLARS)




Total additions and total retirements for 1991, 1992 and 1993, as summarized below, were each less than 10% of the total balances as of the respective year-ends. Retirements include non-depreciable plant retirements and unamortized portions of retirements to acquisition adjustments. There were no additions to individual accounts in excess of two percent of total assets other than transfers from Construction Work in Progress.

                                                           1991                1992             1993
                                                    ------------------------------------------------
  Gross Property Additions                          $ 1,123,021        $  1,104,840      $ 1,440,603
  Retirements                                           532,461             382,885          596,259
  Other Changes (Note 1)                                 (3,684)            (74,384)         157,152



(NOTE 1)  OTHER CHANGES INCLUDE THE FOLLOWING (STATED IN THOUSANDS OF DOLLARS)

  1993
  Acquisition of Freeport Power Company                                               $    112,793
  GEORGIA adjustment to plant for taxes applicable to capitalized AFUDC debt                46,473
  Miscellaneous amortizations, property reclassifications and adjustments                   (2,114)
                                                                                      ------------
                                                                                           157,152
                                                                                      ============
  1992
  Partial Sale of ALABAMA's Miller Steam Plant                                        $    (61,960)
  Miscellaneous amortizations, property reclassifications and adjustments                  (12,424)
                                                                                      ------------
                                                                                           (74,384)
                                                                                      ============
  1991
  Miscellaneous amortizations, property reclassifications and adjustments                   (3,684)
                                                                                      ============

                             ALABAMA POWER COMPANY
               SCHEDULE V -- UTILITY PLANT, INCLUDING INTANGIBLES
                        (STATED IN THOUSANDS OF DOLLARS)




- ---------------------------------------------------------------------------------------------------
                                            Column F       Column F       Column F       Column F
- ---------------------------------------------------------------------------------------------------
                                           Balance at     Balance at     Balance at     Balance at
                                             End of         End of         End of         End of
  Classification                              1990           1991           1992           1993
- ---------------------------------------------------------------------------------------------------
ELECTRIC PLANT-IN-SERVICE:
 Intangibles:
  Organization                           $        342    $       342    $     1,213    $     3,339
 Production Plant:
  Steam                                     2,462,098      2,991,874      2,953,681      2,987,008
  Nuclear                                   1,794,540      1,851,317      1,860,832      1,860,842
  Hydraulic                                   809,578        814,301        818,363        819,848
  Other                                             2              2              2              2
 Transmission Plant                           925,368        977,239      1,013,464      1,051,130
 Distribution Plant                         1,815,265      1,947,972      2,072,165      2,206,834
 General Plant:
  Coal Mine Plant                               3,636          3,635          3,635          3,635
  Transportation Equipment                    114,117        120,915        124,953        127,057
  Other                                       526,170        572,832        601,445        647,876
 Nuclear Fuel, at Unamortized Cost:
  Assemblies in Reactor                       225,067        220,083        198,486        192,392
  In-Process                                   45,959         27,879         11,221         14,918
  Spent Nuclear Fuel                          591,866        638,114        716,722        758,110
 Construction Work in Progress                654,055        148,564        164,555        225,743
 Plant Held for Future Use                     11,095         11,793         16,378         25,019
 Electric Plant Acquisition Adjustment          4,857          4,431          4,028          3,625
- ---------------------------------------------------------------------------------------------------
Total Electric Plant                        9,984,015     10,331,293     10,561,143     10,927,378
STEAM HEAT PLANT:
 Plant-in-Service                              20,091         20,214         20,924         20,926
 Work-in-Progress                                  74            181             33             43
- ---------------------------------------------------------------------------------------------------

TOTAL UTILITY PLANT                      $ 10,004,180    $10,351,688    $10,582,100    $10,948,347
===================================================================================================


Total additions and total retirements for 1991, 1992 and 1993, as summarized below, were each less than 10% of the total balances as of the respective year-ends. Retirements below include non-depreciable plant retirements. There were no additions to individual accounts in excess of two percent of total assets other than transfers from Construction Work in Progress. Other changes include a reduction to utility plant of $61,960,000 for the partial sale of Miller Steam Plant in 1992.

                                                                1991           1992           1993
                                                          -----------------------------------------
  Gross Property Additions                               $   397,011    $   367,463    $   435,843
  Retirements                                                 53,739         66,477         65,353
  Other Changes                                                4,236        (70,574)        (4,243)

                             GEORGIA POWER COMPANY
               SCHEDULE V - UTILITY PLANT, INCLUDING INTANGIBLES
                        (STATED IN THOUSANDS OF DOLLARS)



- -----------------------------------------------------------------------------------------------
                                        Column F       Column F       Column F       Column F
- -----------------------------------------------------------------------------------------------
                                       Balance at     Balance at     Balance at     Balance at
                                         End of         End of         End of         End of
  Classification                          1990           1991           1992           1993
- -----------------------------------------------------------------------------------------------

ELECTRIC PLANT-IN-SERVICE:
 Intangibles:
  Organization                       $        214    $       214    $       364    $       214
  Franchises & Consents                        70             70             70             70
  Miscellaneous                            22,989         24,049         27,018         27,232
 Production Plant:
  Steam                                 3,235,069      3,013,435      3,028,094      2,860,896
  Nuclear                               4,025,862      4,051,043      4,051,020      4,069,299
  Hydraulic                               412,157        432,674        434,341        442,888
  Other                                   114,949        115,159        116,311        115,910
 Transmission Plant                     1,522,157      1,566,173      1,646,904      1,713,122
 Distribution Plant                     3,056,825      3,252,111      3,413,681      3,600,115
 General Plant                            744,488        772,839        798,784        823,534
 Nuclear Fuel, at Unamortized Cost:
  Assemblies in Reactor                   339,289        314,462        304,511        281,438
  In-Process                               47,600         26,959         23,005          9,253
  Materials & Assemblies                    9,611         23,154         17,557          2,663
  Spent Nuclear Fuel                       53,991         93,131         33,186         28,204
 Construction Work in Progress            370,243        390,732        405,606        584,013
 Plant Held for Future Use                 25,080         20,697         17,829          9,225
 Electric Plant Acquisition                46,529         40,756         41,191         33,629
 Other Miscellaneous Plant                 37,619         37,557         37,754         47,387
- -----------------------------------------------------------------------------------------------

TOTAL UTILITY PLANT                  $ 14,064,742    $14,175,215    $14,397,226    $14,649,092
===============================================================================================


Total additions and total retirements for 1991, 1992 and 1993, as summarized below, were each less than 10% of the total balances as of the respective year-ends. Retirements include non-depreciable plant retirements and unamortized portions of Plant Scherer acquisition adjustment retired for sales in 1991 and 1993. There were no additions to individual accounts in excess of two percent of total assets other than transfers from Construction Work in Progress. Other changes for 1993, include an increase to plant of $46,473,000 for the taxes applicable to capitalized AFUDC debt.

                                                            1991           1992           1993
                                                     ------------------------------------------
  Gross Property Additions                           $   548,051    $   508,444    $   674,432
  Retirements                                            432,828        284,948        468,926
  Other Changes                                           (4,750)        (1,485)        46,360

                               GULF POWER COMPANY
               SCHEDULE V - UTILITY PLANT, INCLUDING INTANGIBLES
                        (STATED IN THOUSANDS OF DOLLARS)



- ----------------------------------------------------------------------------------------------
                                         Column F      Column F      Column F      Column F
- ----------------------------------------------------------------------------------------------
                                        Balance at    Balance at    Balance at    Balance at
                                          End of        End of        End of        End of
  Classification                           1990          1991          1992          1993
- ----------------------------------------------------------------------------------------------
ELECTRIC PLANT-IN-SERVICE:
 Intangibles:
  Organization                        $         7    $        7    $        7    $         7
  Franchises & Consents                         1             1             1              1
 Production Plant:
  Steam                                   813,266       833,496       837,280        858,972
  Other                                     4,224         4,216         4,209          4,251
 Transmission Plant                       136,813       143,275       148,822        154,304
 Distribution Plant                       400,016       419,228       443,352        464,182
 General Plant:
  Transportation                           16,216        16,530        17,865         20,474
  Other                                    94,429        96,455        97,873         97,687
 Construction Work in Progress             16,868        13,684        29,564         34,591
 Plant Held for Future Use                  4,503         4,689         4,689          4,689
 Electric Plant Acquisition Adjustment      7,903         7,648         7,393          7,137
- ----------------------------------------------------------------------------------------------

TOTAL UTILITY PLANT                   $ 1,494,246    $1,539,229    $1,591,055    $ 1,646,295
==============================================================================================


Total additions and total retirements for 1991, 1992 and 1993, as summarized below, were each less than 10% of the total balances as of the respective year-ends. There were no additions to individual accounts in excess of two percent of total assets other than transfers from Construction Work in Progress.

                                                           1991          1992           1993
                                                     ----------------------------------------
  Gross Property Additions                           $   64,323    $   64,671    $    78,562
  Retirements                                            19,174        12,159         23,114
  Other Changes                                            (166)         (686)          (208)

                           MISSISSIPPI POWER COMPANY
               SCHEDULE V - UTILITY PLANT, INCLUDING INTANGIBLES
                        (STATED IN THOUSANDS OF DOLLARS)




- ---------------------------------------------------------------------------------------
                                  Column F      Column F      Column F      Column F
- ---------------------------------------------------------------------------------------
                                 Balance at    Balance at    Balance at    Balance at
                                   End of        End of        End of        End of
  Classification                    1990          1991          1992          1993
- ---------------------------------------------------------------------------------------
ELECTRIC PLANT-IN-SERVICE:
 Production Plant:
  Steam                        $   536,901    $  545,058    $  552,775    $  571,722
  Other                             23,636        22,530        24,073        25,703
 Transmission Plant                151,949       162,379       173,278       188,375
 Distribution Plant                247,705       259,929       279,335       295,799
 General Plant:
  Transportation                    13,970        14,144        14,056        13,566
  Other                             65,249        69,870        79,438        86,153
 Construction Work in Progress      26,816        33,078        41,692       108,063
 Plant Leased to Others             56,962        56,975        56,975        56,975
 Plant Held for Future Use             634           575           575           554
- ---------------------------------------------------------------------------------------

TOTAL UTILITY PLANT            $ 1,123,822    $1,164,538    $1,222,197    $1,346,910
=======================================================================================


Total additions and total retirements for 1991 and 1992, as summarized below, were each less than 10% of the total balances as of the respective year-ends. Additions for 1993 were greater than 10% of the year-end balance and, consequently, 1993 is reported in full detail on page S-8. There were no additions to individual accounts in excess of two percent of total assets other than transfers from Construction Work in Progress.

                                                    1991          1992          1993
                                               ---------------------------------------
  Gross Property Additions                    $   53,675    $   68,189    $  139,976
  Retirements                                     12,918        10,530        15,386
  Other Changes                                      (41)            -           123

                           MISSISSIPPI POWER COMPANY
               SCHEDULE V - UTILITY PLANT, INCLUDING INTANGIBLES
                      FOR THE YEAR ENDED DECEMBER 31,1993
                        (STATED IN THOUSANDS OF DOLLARS)



- ---------------------------------------------------------------------------------------------------
                                 Balance at                                            Balance at
                                 Beginning     Additions                     Other       End of
  Classification                 of Period      at Cost      Retirements    Changes      Period
- ---------------------------------------------------------------------------------------------------
ELECTRIC PLANT-IN-SERVICE:
 Production Plant:
  Steam                      $     552,775    $   24,746    $    5,980    $      181  $  571,722
  Other                             24,073         1,820           194             4      25,703
 Transmission Plant                173,278        15,861           821            57     188,375
 Distribution Plant                279,335        22,306         5,783           (59)    295,799
 General Plant:
  Transportation                    14,056           903         1,463            70      13,566
  Other                             79,438         7,968         1,145          (108)     86,153
 Construction Work in Progress      41,692        66,372             -            (1)    108,063
 Plant Leased to Others             56,975             -             -             -      56,975
 Plant Held for Future Use             575             -             -           (21)        554
- ---------------------------------------------------------------------------------------------------

TOTAL UTILITY PLANT         $    1,222,197    $  139,976    $   15,386    $      123  $1,346,910
===================================================================================================


                      SAVANNAH ELECTRIC AND POWER COMPANY
               SCHEDULE V - UTILITY PLANT, INCLUDING INTANGIBLES
                        (STATED IN THOUSANDS OF DOLLARS)



- -----------------------------------------------------------------------------------
                                 Column F     Column F     Column F     Column F
- -----------------------------------------------------------------------------------
                                 Balance at   Balance at   Balance at   Balance at
                                  End of       End of       End of       End of
  Classification                   1990         1991         1992         1993
- -----------------------------------------------------------------------------------
ELECTRIC PLANT-IN-SERVICE:
 Intangibles:
  Organization                 $    1,755    $   1,522    $   1,289    $   1,055
  Miscellaneous                     2,700        3,093        3,404        3,514
 Production Plant:
  Steam                           241,391      242,447      254,318      253,870
  Other                             4,887        4,570        4,221        3,838
 Transmission Plant                73,358       90,198       93,182       99,791
 Distribution Plant               217,913      212,576      222,024      237,012
 General Plant                     17,870       19,003       20,493       22,776
 Construction Work in Progress      1,354        4,211        5,966       49,797
 Plant Held for Future Use            665          665          665          665
- -----------------------------------------------------------------------------------

TOTAL UTILITY PLANT            $  561,893    $ 578,285    $ 605,562    $ 672,318
===================================================================================


Total additions and total retirements for 1991 and 1992, as summarized below, were each less than 10% of the total balances as of the respective year-ends. Additions for 1993 were greater than 10% of the year-end balance and, consequently, 1993 is reported in full detail on page S-10. There were no additions to individual accounts in excess of two percent of total assets other than transfers from Construction Work in Progress.


                                                  1991         1992         1993
                                             -----------------------------------
  Gross Property Additions                   $  19,478    $  30,132    $  72,858
  Retirements                                    2,435        2,404        5,513
  Other Changes                                   (651)        (451)        (589)

                      SAVANNAH ELECTRIC AND POWER COMPANY
               SCHEDULE V - UTILITY PLANT, INCLUDING INTANGIBLES
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                        (STATED IN THOUSANDS OF DOLLARS)




- ---------------------------------------------------------------------------------------------
                                 Balance at                                        Balance at
                                 Beginning    Additions                   Other      End of
  Classification                 of Period     at Cost     Retirements   Changes     Period
- ---------------------------------------------------------------------------------------------

ELECTRIC PLANT-IN-SERVICE:
 Intangibles:
  Organization                 $    1,289    $       -    $       -    $    (234) $    1,055
  Miscellaneous                     3,404          110            -            -       3,514
 Production Plant:
  Steam                           254,318        2,058        2,506            -     253,870
  Other                             4,221            -            -         (383)      3,838
 Transmission Plant                93,182        6,771          162            -      99,791
 Distribution Plant               222,024       17,266        2,278            -     237,012
 General Plant                     20,493        2,822          567           28      22,776
 Construction Work in Progress      5,966       43,831            -            -      49,797
 Plant Held for Future Use            665            -            -            -         665
- ---------------------------------------------------------------------------------------------

TOTAL UTILITY PLANT            $  605,562    $  72,858    $   5,513    $    (589) $  672,318
=============================================================================================

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
     SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                        (STATED IN THOUSANDS OF DOLLARS)




- ----------------------------------------------------------------------------------------------------------------------
                                                 Additions                        Deductions
                                     --------------------------------  ---------------------------------
                        Balance at                                     Retirements,                         Balance at
                        Beginning    Operating    Other      Salvage   Renewals and   Removal    Other        End of
  Classification        of Period    Expenses    Accounts  Recoveries  Replacements    Cost     Changes       Period
- ----------------------------------------------------------------------------------------------------------------------
                                      (Note 2)   (Note 3)                                       (Note 4)
ELECTRIC PLANT
Production Plant
 Steam  (Note 6)        $ 2,884,892  $ 226,064   $    224  $199,231    $262,552       $13,013   $(27,495)   $3,062,341
 Nuclear                  1,622,060    191,278          -    11,545      17,496         4,141        499     1,802,747
 Hydraulic                  269,821     15,216          -         7         284           137         (5)      284,628
 Other                      118,812      2,007          -     1,378       2,194           105      1,023       118,875
Transmission Plant          889,731     85,834          -     8,752      26,397         7,560     (4,987)      955,347
Distribution Plant        1,768,771    242,520          -    22,216      89,464        31,737    (25,518)    1,937,824
General Plant               701,236     60,216     50,374    10,199      82,178         2,086     (6,992)      744,753
Plant Acquisition
 Adjustment                   3,774        910        133         -         739             -          -         4,078
Nuclear Fuel (Note 5)     1,048,366          -    111,384         -     102,065             -          -     1,057,685
Plant Leased to Others       11,874          -      1,404         -           -             -          -        13,278
- ----------------------------------------------------------------------------------------------------------------------
Total Electric Plant      9,319,337    824,045    163,519   253,328     583,369        58,779    (63,475)    9,981,556
STEAM HEAT PLANT              9,211          -        736         -          93             8          -         9,846
- ----------------------------------------------------------------------------------------------------------------------

TOTAL ACCUMULATED
  PROVISION FOR
  DEPRECIATION          $ 9,328,548  $ 824,045   $164,255  $253,328    $583,462       $58,787   $(63,475)   $9,991,402
======================================================================================================================


See Notes on Page S-14

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
     SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                        (STATED IN THOUSANDS OF DOLLARS)




- ------------------------------------------------------------------------------------------------------------------------
                                                  Additions                           Deductions
                                     -----------------------------------   --------------------------------
                          Balance at                                       Retirements,                       Balance at
                          Beginning  Operating     Other        Salvage    Renewals and   Removal   Other       End of
  Classification          of Period  Expenses     Accounts    Recoveries   Replacements     Cost   Changes      Period
- ------------------------------------------------------------------------------------------------------------------------
                                     (Note 2)     (Note 3)     (Note 7)      (Note 7)              (Note 4)
ELECTRIC PLANT
Production Plant
 Steam                   $2,708,765  $227,091    $    528     $ 43,799      $ 56,259      $13,502  $25,530   $2,884,892
 Nuclear                  1,447,771   190,589           -       19,380        29,928        2,002    3,750    1,622,060
 Hydraulic                  256,126    15,126           -           40         1,245          226        -      269,821
 Other                      117,194     1,919           -            -           249           60       (8)     118,812
Transmission Plant          828,289    83,143           -        2,685        20,786        8,773   (5,173)     889,731
Distribution Plant        1,657,122   228,465           -       12,657        94,858       29,702    4,913    1,768,771
General Plant               646,976    55,211      50,011        8,346        58,173          990      145      701,236
Plant Acquisition
 Adjustment                   2,651     1,003         120            -             -            -        -        3,774
Nuclear Fuel (Note 5)     1,042,797         -     124,198            -       118,671            -      (42)   1,048,366
Plant Leased to Others       10,470         -       1,404            -             -            -        -       11,874
- ------------------------------------------------------------------------------------------------------------------------
Total Electric Plant      8,718,161   802,547     176,261       86,907       380,169       55,255   29,115    9,319,337
STEAM HEAT PLANT              8,492         -         719            -             -            -        -        9,211
========================================================================================================================

TOTAL ACCUMULATED
  PROVISION FOR
  DEPRECIATION           $8,726,653  $802,547    $176,980     $ 86,907      $380,169      $55,255  $29,115   $9,328,548
========================================================================================================================


See Notes on Page S-14

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
     SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                        (STATED IN THOUSANDS OF DOLLARS)




- ------------------------------------------------------------------------------------------------------------------
                                               Additions                      Deductions
                                     -----------------------------  -------------------------------
                          Balance at                                Retirements,                       Balance at
                          Beginning  Operating   Other   Salvage    Renewals and   Removal     Other      End of
  Classification          of Period  Expenses  Accounts Recoveries  Replacements    Cost      Changes     Period
- ------------------------------------------------------------------------------------------------------------------
                                     (Note 2)  (Note 3)                                      (Note 4)
ELECTRIC PLANT
Production Plant
 Steam (Note 6)       $   2,533,546 $ 229,553 $    966 $219,727      $266,722      $15,220   $ (6,915) $2,708,765
 Nuclear                  1,266,341   194,459        -      497        10,900        3,431       (805)  1,447,771
 Hydraulic                  239,072    17,016        -      (22)          473          148       (681)    256,126
 Other                      116,713     1,886        -      142         1,454           93          -     117,194
Transmission Plant          765,117    79,979        -   16,922        35,154        6,931     (8,356)    828,289
Distribution Plant        1,562,262   219,116        -   11,245       104,167       28,410      2,924   1,657,122
General Plant               585,525    58,641   49,272    3,936        47,341          576      2,481     646,976
Plant Acquisition
 Adjustment                   1,863     1,089       85        -           386            -          -       2,651
Nuclear Fuel (Note 5)       959,352         -  136,891        -        53,991            -       (545)  1,042,797
Plant Leased to Others        9,079         -    1,391        -             -            -          -      10,470
- ------------------------------------------------------------------------------------------------------------------
Total Electric Plant      8,038,870   801,739  188,605  252,447       520,588       54,809    (11,897)  8,718,161
STEAM HEAT PLANT              7,861         -      716      (68)           17            -          -       8,492
- ------------------------------------------------------------------------------------------------------------------

TOTAL ACCUMULATED
  PROVISION FOR
  DEPRECIATION        $   8,046,731 $ 801,739 $189,321 $252,379      $520,605      $54,809   $(11,897) $8,726,653
==================================================================================================================


See Notes on Page S-14

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
 NOTES TO SCHEDULE VI -ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
             FOR THE YEARS ENDING DECEMBER 31, 1993, 1992 AND 1991
                        (STATED IN THOUSANDS OF DOLLARS)


- -------------------------------------------------------------------------------------------------------------------------
                                     Explanation                                         1993         1992           1991
- -------------------------------------------------------------------------------------------------------------------------
1. See Note 1 to SOUTHERN's financial statements in Item 8 herein for the policy of SOUTHERN with respect to depreciation.

2. Amounts charged to electric operations as "Depreciation and Amortization" on the statements of income are as follows:

      Depreciation (Schedule VI)                                                     $ 824,045     $ 802,547     $801,739
      Investment Tax Credits                                                           (24,611)      (35,092)     (39,355)
      Regulatory Assets and Liabilities                                                (13,482)         (347)           -
      Alicura  Investment Amortization                                                   7,186             -            -
      Other                                                                                344         1,418          753
                                                                                     ------------------------------------
                                                                                     $ 793,482     $ 768,526     $763,137
                                                                                     ====================================

3. Depreciation and Amortization charged to Other Accounts are as follows:
      Nuclear Fuel                                                                   $ 111,384     $ 124,198     $136,891
      Transportation Expense                                                            25,141        25,353       25,591
      SCS - Depreciation                                                                19,571        19,151       18,377
      Fuel Stock                                                                         2,213         2,316        2,788
      SNC - Depreciation                                                                 1,577         1,685        1,620
      Leasehold Improvements                                                             1,836         1,773        1,598
      Plant Leased to Others                                                             1,469         1,463        1,453
      Steam Heat                                                                           736           719          716
      Other                                                                                328           322          287
                                                                                     ------------------------------------
                                                                                     $ 164,255     $ 176,980     $189,321
                                                                                     ====================================

4. Other Changes include the following:
      Freeport Power Company Acquisition                                             $ (61,295)    $       -     $      -
      Retirement Adjustments                                                                 -             -       (8,263)
      Santee-Cooper Refund                                                              (2,002)            -            -
      Partial Sale of Miller Steam Plant                                                     -        19,187            -
      Reclassification of Spare Parts Inventory                                              -        12,506            -
      Property received from the City of Dalton                                              -             -       (4,606)
      Likekind Exchange                                                                      -             -        2,400
      Nuclear Decommissioning Trust Fund Earnings                                       (3,303)       (1,875)        (688)
      Retirement Unit Conversion                                                         8,931             -            -
      Functional Gross-up of AFUDC Debt                                                 (6,656)            -            -
      Miscellaneous Adjustments                                                            850          (703)        (740)
                                                                                     ------------------------------------
                                                                                     $ (63,475)    $  29,115     $(11,897)
                                                                                     ====================================

5. The accumulated amortization of nuclear fuel is netted against original cost of such fuel on the balance sheet.

6. Retirements and Salvage in 1991 and 1993 include the sale of a portion of Plant Scherer Unit 4.  See Note 7 to SOUTHERN's financial statements in Item 8 herein for a discussion of this transaction.

7. Retirements and Salvage in 1992 include GEORGIA'S reclassification of capitalized spare parts to inventory.  See Note 1 to
   GEORGIA's financial statements in Item 8 herein for a discussion of this transaction.

                             ALABAMA POWER COMPANY
     SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                        (STATED IN THOUSANDS OF DOLLARS)




- ------------------------------------------------------------------------------------------------------------------------
                                                        Additions                       Deductions
                                             ------------------------------   -----------------------------
                                  Balance at                                  Retirements,                    Balance at
                                  Beginning  Operating    Other    Salvage    Renewals and  Removal   Other     End of
  Classification                  of Period   Expenses  Accounts  Recoveries  Replacement    Cost    Changes    Period
- ------------------------------------------------------------------------------------------------------------------------
                                              (Note 2)  (Note 3)                                    (Note 4)
ELECTRIC PLANT
Production Plant
 Steam                          $   882,321 $   87,163 $       - $      64     $ 12,422    $  3,974 $      -  $  953,152
 Nuclear                            878,472     71,230         -     3,164        4,707         215     (606)    948,550
 Hydraulic                          169,144     11,038         -         -          233          48        -     179,901
 Other                                    -          -         -         -            -           -        -           -
 Transmission Plant                 325,425     32,227         -     4,327        4,862       2,868      (74)    354,323
 Distribution Plant                 662,444     80,143         -    14,240       23,217      12,808        -     720,802
 General Plant
  Coal Mine Plant                     1,981          -        60         -            -           -        -       2,041
  Transportation                     45,634          -     9,393     2,075       13,593           -        -      43,509
  Other                             156,911     20,120     1,115       336        6,216         452     (218)    172,032
- ------------------------------------------------------------------------------------------------------------------------
Total Electric Plant              3,122,332    301,921    10,568    24,206       65,250      20,365     (898)  3,374,310
STEAM HEAT PLANT                      9,211          -       736         -           93           8        -       9,846
- ------------------------------------------------------------------------------------------------------------------------

TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION                   $ 3,131,543 $  301,921 $  11,304 $  24,206     $ 65,343    $ 20,373 $   (898) $3,384,156
========================================================================================================================

ACCUMULATED
 PROVISION FOR
 AMORTIZATION OF
 NUCLEAR FUEL (NOTE 5)          $   825,301 $        - $  46,568 $       -     $      -    $      - $      -  $  871,869
========================================================================================================================


See Notes on Page S-18

                             ALABAMA POWER COMPANY
     SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                        (STATED IN THOUSANDS OF DOLLARS)



- ------------------------------------------------------------------------------------------------------------------------
                                                        Additions                      Deductions
                                             -------------------------------  ------------------------------
                                  Balance at                                  Retirements,                     Balance at
                                  Beginning  Operating   Other     Salvage    Renewals and    Removal  Other     End of
  Classification                  of Period   Expenses  Accounts  Recoveries  Replacement      Cost   Changes    Period
- ------------------------------------------------------------------------------------------------------------------------
                                              (Note 2)  (Note 3)                                     (Note 4)
ELECTRIC PLANT
Production Plant
 Steam                          $   830,914 $   86,773 $       - $     706    $ 11,058       $ 6,182 $18,832  $  882,321
 Nuclear                            815,216     70,492         -       234       8,096           225    (851)    878,472
 Hydraulic                          159,389     11,015         -        17       1,121           156       -     169,144
 Other                                    -          -         -         -           -             -       -           -
 Transmission Plant                 300,904     32,310         -       601       5,806         2,584       -     325,425
 Distribution Plant                 616,777     76,473         -     3,911      23,856        10,861       -     662,444
 General Plant
  Coal Mine Plant                     1,886          -        95         -           -             -       -       1,981
  Transportation                     44,862          -     9,012     1,933      10,173             -       -      45,634
  Other                             143,437     17,248       888     2,026       6,349           339       -     156,911
- ------------------------------------------------------------------------------------------------------------------------
Total Electric Plant              2,913,385    294,311     9,995     9,428      66,459        20,347  17,981   3,122,332
STEAM HEAT PLANT                      8,492          -       719         -           -             -        -      9,211
- ------------------------------------------------------------------------------------------------------------------------
TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION                   $ 2,921,877 $  294,311 $  10,714 $   9,428    $ 66,459       $20,347 $17,981  $3,131,543
========================================================================================================================

ACCUMULATED
 PROVISION FOR
 AMORTIZATION OF
 NUCLEAR FUEL (NOTE 5)          $   776,817 $        - $  48,442 $       -    $      -  $          - $   (42) $  825,301
========================================================================================================================


See Notes on Page S-18

                             ALABAMA POWER COMPANY
     SCHEDULE VI --ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                        (STATED IN THOUSANDS OF DOLLARS)



- ------------------------------------------------------------------------------------------------------------------------
                                                  Additions                               Deductions
                                      --------------------------------   ---------------------------------
                          Balance at                                     Retirements,                         Balance at
                          Beginning   Operating   Other      Salvage     Renewals and    Removal    Other       End of
 Classification           of Period   Expenses   Accounts   Recoveries   Replacements      Cost    Changes      Period
- ------------------------------------------------------------------------------------------------------------------------
                                      (Note 2)   (Note 3)                                          (Note 4)
ELECTRIC PLANT
Production Plant
 Steam                    $   752,908 $   83,837 $      -   $     172    $  6,674        $ 6,571   $(7,242)   $  830,914
 Nuclear                      747,079     69,294        -            -         51          1,294      (188)      815,216
 Hydraulic                    148,287     10,956        -            1        411            125      (681)      159,389
 Other                              -          -        -            -          -              -         -             -
 Transmission Plant           278,609     30,095        -          424      5,244          2,942        38       300,904
 Distribution Plant           579,911     71,348        -        4,908     29,162         10,269       (41)      616,777
 General Plant
  Coal Mine Plant               1,832          -       54            -          -              -         -         1,886
  Transportation               42,044          -    8,666        1,050      6,898              -         -        44,862
  Other                       126,287     21,053    1,237          316      5,280            172         4       143,437
- ------------------------------------------------------------------------------------------------------------------------
Total Electric Plant        2,676,957    286,583    9,957        6,871     53,720         21,373    (8,110)    2,913,385
STEAM HEAT PLANT                7,861          -      716          (68)        17              -         -         8,492
- ------------------------------------------------------------------------------------------------------------------------

TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION             $ 2,684,818 $  286,583 $ 10,673   $   6,803    $ 53,737        $21,373   $(8,110)   $2,921,877
========================================================================================================================
ACCUMULATED
 PROVISION FOR
 AMORTIZATION OF
 NUCLEAR FUEL (Note 5)    $   719,181 $        - $ 57,091   $       -    $      -        $     -   $  (545)   $  776,817
========================================================================================================================


See Notes on Page S-18

                             ALABAMA POWER COMPANY
 NOTES TO SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
             FOR THE YEARS ENDING DECEMBER 31, 1993, 1992 AND 1991
                        (STATED IN THOUSANDS OF DOLLARS)


- -------------------------------------------------------------------------------------------------------------------------
Explanation                                                                            1993          1992         1991
- -------------------------------------------------------------------------------------------------------------------------
1.See Note 1 to ALABAMA's financial statements in Item 8 herein for the policy of ALABAMA with respect to depreciation.


2.Amounts charged to electric operations as "Depreciation and Amortization" on the statements of income are as follows:

      Depreciation                                                                  $  301,921    $  294,311   $  286,583
      Investment Tax Credits                                                           (12,014)      (13,833)     (15,552)
      Plant Acquisition Adjustment                                                         403           403          402
                                                                                    -------------------------------------
                                                                                    $  290,310    $  280,881   $  271,433
                                                                                    =====================================

3.Depreciation and Amortization charged to Other Accounts are as follows:

      Fuel Stock                                                                    $    1,092    $      898   $    1,203
      Transportation Expense                                                             9,393         9,012        8,666
      Shop Expense                                                                          83            85           88
      Steam Heat Plant                                                                     736           719          716
                                                                                    -------------------------------------
                                                                                    $   11,304    $   10,714   $   10,673
                                                                                    =====================================

      Nuclear Fuel                                                                  $   46,568    $   48,442   $   57,091
                                                                                    =====================================

4.Other Changes include the following:

      Retirement Adjustments                                                        $        -    $        -   $   (7,923)
      Partial sale of Miller Steam Plant                                                     -        19,187            -
      Nuclear Decommissioning Trust Fund Earnings                                       (1,485)         (851)        (188)
      Miscellaneous Adjustments                                                            587          (355)           1
                                                                                    --------------------------------------
                                                                                    $     (898)   $   17,981   $   (8,110)
                                                                                    =====================================

      Westinghouse Settlement (Nuclear Fuel)                                        $        -    $      (42)  $     (545)
                                                                                    =====================================


5.The accumulated amortization of nuclear fuel is netted against original cost of such fuel on the balance sheet.

                             GEORGIA POWER COMPANY
     SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                        (STATED IN THOUSANDS OF DOLLARS)




- ----------------------------------------------------------------------------------------------------------------
                                              Additions                       Deductions
                                    ------------------------------ --------------------------------
                        Balance at                                 Retirements,                       Balance at
                        Beginning   Operating   Other    Salvage   Renewals and   Removal    Other      End of
  Classification        of Period   Expenses  Accounts  Recoveries Retirements     Cost     Changes     Period
- ----------------------------------------------------------------------------------------------------------------
                                    (Note 2)  (Note 3)                                     (Note 4)
ELECTRIC PLANT
Production Plant
 Steam  (Note 6)     $  1,141,658 $   76,528 $      46 $   193,746 $  232,941    $  4,343 $   5,395 $ 1,169,299
 Nuclear                  743,588    120,048         -       8,381     12,789       3,926     1,105     854,197
 Hydraulic                100,677      4,178         -           7         51          89        (5)    104,727
 Other                     98,764      1,263         -       1,023      1,986          97     1,023      97,944
Transmission Plant        404,818     41,658         -       4,404     19,338       3,756    (4,870)    432,656
Distribution Plant        817,555    126,419         -       4,256     50,366      12,818    (2,641)    887,687
General Plant             258,883     29,943    14,920       7,004     38,507       1,603    (1,116)    271,756
Plant Acquisition
 Adjustment                 3,774        910       133           -        739           -         -       4,078
Nuclear Fuel (Note 5)     223,065          -    64,816           -    102,065           -         -     185,816
- ----------------------------------------------------------------------------------------------------------------

TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION        $  3,792,782 $  400,947 $  79,915 $   218,821 $  458,782    $ 26,632 $  (1,109)$ 4,008,160
================================================================================================================


See Notes on Page S-22

                             GEORGIA POWER COMPANY
     SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                        (STATED IN THOUSANDS OF DOLLARS)



- -----------------------------------------------------------------------------------------------------------------
                                              Additions                       Deductions
                                    -----------------------------   ------------------------------
                        Balance at                                  Retirements,                       Balance at
                        Beginning   Operating   Other    Salvage    Renewals and   Removal    Other      End of
  Classification        of Period   Expenses  Accounts  Recoveries  Replacement     Cost     Changes     Period
- -----------------------------------------------------------------------------------------------------------------
                                    (Note 2)  (Note 3)   (Note 7)    (Note 7)              (Note 4)
ELECTRIC PLANT
Production Plant
 Steam               $  1,096,340 $   77,508 $     348 $    15,827 $   39,871     $  1,910 $   6,584 $ 1,141,658
 Nuclear                  632,555    120,097         -      19,146     21,832        1,777     4,601     743,588
 Hydraulic                 96,737      4,111         -          23        124           70         -     100,677
 Other                     97,771      1,264         -           -        211           60         -      98,764
Transmission Plant        376,536     39,198         -       2,012     12,617        5,321    (5,010)    404,818
Distribution Plant        766,710    120,321         -       4,996     56,883       12,970     4,619     817,555
General Plant             245,947     27,284    15,399       3,732     32,717          610       152     258,883
Plant Acquisition
 Adjustment                 2,651      1,003       120           -          -            -         -       3,774
Nuclear Fuel (Note 5)     265,980          -    75,756           -    118,671            -         -     223,065
- -----------------------------------------------------------------------------------------------------------------

TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION        $  3,581,227 $  390,786 $  91,623 $    45,736 $  282,926     $ 22,718 $  10,946 $ 3,792,782
=================================================================================================================




See Notes on Page S-22

                             GEORGIA POWER COMPANY
     SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                        (STATED IN THOUSANDS OF DOLLARS)



- ----------------------------------------------------------------------------------------------------------------------
                                              Additions                           Deductions
                                   ---------------------------------   ----------------------------------
                       Balance at                                      Retirements,                         Balance at
                        Beginning   Operating    Other      Salvage    Renewals and   Removal      Other      End of
  Classification        of Period   Expenses   Accounts   Recoveries   Replacement      Cost      Changes     Period
- ----------------------------------------------------------------------------------------------------------------------
                                    (Note 2)   (Note 3)                                           (Note 4)
ELECTRIC PLANT
Production Plant
 Steam (Note 6)        $1,038,054   $ 84,195    $   787   $  218,246   $    240,052   $ 4,543     $   347   $1,096,340
 Nuclear                  519,262    125,165          -          497         10,849     2,137        (617)     632,555
 Hydraulic                 90,785      6,060          -          (23)            62        23           -       96,737
 Other                     96,858      1,232          -           12            251        80           -       97,771
Transmission Plant        351,316     39,372          -       16,397         27,887     3,281        (619)     376,536
Distribution Plant        715,631    117,284          -        4,479         62,297    12,993      (4,606)     766,710
General Plant             226,529     27,351     15,831        2,428         25,721       379          92      245,947
Plant Acquisition
 Adjustment                 1,863      1,089         85            -            386         -           -        2,651
Nuclear Fuel (Note 5)     240,171          -     79,800            -         53,991         -           -      265,980
- ----------------------------------------------------------------------------------------------------------------------
TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION          $3,280,469   $401,748    $96,503   $  242,036     $  421,496   $23,436     $(5,403)  $3,581,227
======================================================================================================================




See Notes on Page S-22
                                     S-21

                             GEORGIA POWER COMPANY
 NOTES TO SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
             FOR THE YEARS ENDING DECEMBER 31, 1993, 1992 AND 1991
                        (STATED IN THOUSANDS OF DOLLARS)


- ---------------------------------------------------------------------------------------------------------------------
Explanation                                                                  1993             1992            1991
- ---------------------------------------------------------------------------------------------------------------------

1.See Note 1 to GEORGIA's financial statements in Item 8 herein for the policy of GEORGIA with respect to depreciation.

2.Amounts charged to electric operations as "Depreciation and Amortization" on the statements of income are as follows:

      Depreciation                                                        $  400,947       $  390,786       $ 401,748
      Investment Tax Credits                                                  (8,293)         (17,039)        (19,501)
      Nuclear Study Costs                                                        562              519             396
      Write-off of Future Use Property                                           (51)           1,634               -
      Regulatory Liability                                                   (13,154)            (347)              -
      Transfer Reserve from Non-Utility Property                                 (43)               -               -
      Charge Off Consulting Fees                                                (412)               -               -
      Deferred Depreciation - Demand Side Options                                (40)               -               -
      Deferred Expense (Rome Headquarters)                                       (91)             (93)            (94)
                                                                          -----------      ----------      ----------
                                                                          $  379,425       $  375,460       $ 382,549
                                                                          ===========      ==========      ==========

3.Depreciation and Amortization charged to Other Accounts are as follows:
      Nuclear Fuel                                                        $   64,816       $   75,756       $  79,800
      Transportation Expense                                                  13,068           13,610          14,217
      Leasehold Improvements                                                   1,836            1,773           1,598
      Amortization Of Rail Cars                                                   46              348             787
      Plant Acquisition Expense                                                  133              120              85
      Rental Expense                                                              16               16              16
                                                                          -----------      ----------      ----------
                                                                          $   79,915       $   91,623       $  96,503
                                                                          ===========      ==========      ==========

4.Other Changes include the following:
      Property Received from City of Dalton                               $        -       $        -       $  (4,606)
      Santee-Cooper Refund                                                    (2,002)               -               -
      Nuclear Decommissioning Trust Fund Earnings                             (1,818)          (1,024)           (500)
      Reclassification of Spare Parts                                              -           12,392               -
      Retirement Unit Conversion                                               8,931                -               -
      Functional Gross-up of AFUDC Debt                                       (6,656)               -               -
      Plant Transfers                                                             22             (422)           (297)
      Scherer and Hatch Material Retirements                                     414                -               -
                                                                          -----------      ----------      ----------
                                                                          $   (1,109)      $   10,946       $  (5,403)
                                                                          ===========      ==========      ==========

5.The accumulated amortization of nuclear fuel is netted against original cost of such fuel on the balance sheet.

6.Retirements and Salvage in 1991 and 1993 include the sale of a portion of Plant Scherer Unit 4.  See Note 5 to GEORGIA's financial statements in Item 8 herein for a discussion of this transaction.

7.Retirements and Salvage in 1992 include GEORGIA'S reclassification of capitalized spare parts to inventory.  See Note 1 to GEORGIA's financial statements in Item 8 herein for a discussion of this transaction.

                               GULF POWER COMPANY
     SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                        (STATED IN THOUSANDS OF DOLLARS)




- -------------------------------------------------------------------------------------------------------------------
                                             Additions                        Deductions
                                    ------------------------------   -------------------------------
                        Balance at                                   Retirements,                        Balance at
                        Beginning   Operating   Other    Salvage     Renewals and  Removal    Other        End of
  Classification        of Period   Expenses   Accounts Recoveries   Replacements    Cost    Changes       Period
- -------------------------------------------------------------------------------------------------------------------
                                    (Note 2)   (Note 3)                                                  (Note 4)

ELECTRIC PLANT
Production Plant
 Steam                  $344,354    $30,490    $   93   $   395      $ 7,485       $ 2,863   $  (146)    $  365,130
 Other                     3,513         79         -         -           14             3         -          3,575
Transmission Plant        53,556      4,412         -        (2)       1,214           475       (43)        56,320
Distribution Plant       137,965     17,194         -     1,689        7,821         3,622        60        145,345
General Plant
 Transportation            5,983          -     1,451       385        1,562             -         -          6,257
 Other                    33,480      5,377        96         2        5,018            25        (3)        33,915
- -------------------------------------------------------------------------------------------------------------------

TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION           $578,851    $57,552    $1,640   $ 2,469      $23,114       $ 6,988   $  (132)    $  610,542
===================================================================================================================

See Notes on Page S-26

                               GULF POWER COMPANY
     SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                        (STATED IN THOUSANDS OF DOLLARS)



- -----------------------------------------------------------------------------------------------------------------
                                             Additions                      Deductions
                                  -------------------------------  ---------------------------------
                       Balance at                                 Retirements,                         Balance at
                       Beginning  Operating  Other     Salvage    Renewals and   Removal     Other       End of
  Classification       of Period  Expenses  Accounts  Recoveries  Replacements    Cost      Changes      Period
- -----------------------------------------------------------------------------------------------------------------
                                   (Note 2)  (Note 3)                                        (Note 4)
ELECTRIC PLANT
Production Plant
 Steam                  $315,782    $30,054    $   93   $  204       $ 1,251       $  414     $ 114     $344,354
 Other                     3,426         79         -        -             -            -        (8)       3,513
Transmission Plant        50,627      4,215         -       22           920          551      (163)      53,556
Distribution Plant       131,174     16,301         -    1,879         7,699        3,396       294      137,965
General Plant
 Transportation            5,827          -     1,320      269         1,433            -         -        5,983
 Other                    28,572      5,618       101       80           856           41        (6)    $ 33,480
- -----------------------------------------------------------------------------------------------------------------

TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION           $535,408    $56,267    $1,514   $2,454       $12,159       $4,402     $ 231     $578,851
=================================================================================================================


See Notes on Page S-26

                               GULF POWER COMPANY
     SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                        (STATED IN THOUSANDS OF DOLLARS)



- ------------------------------------------------------------------------------------------------------------------
                                               Additions                      Deductions
                                    -------------------------------  ------------------------------
                        Balance at                                   Retirements,                       Balance at
                        Beginning   Operating   Other     Salvage    Renewals and  Removal   Other        End of
  Classification        of Period   Expenses   Accounts  Recoveries  Replacements   Cost    Changes       Period
- ------------------------------------------------------------------------------------------------------------------
                                    (Note 2)   (Note 3)                                     (Note 4)
ELECTRIC PLANT
Production Plant
 Steam                  $295,757    $29,592    $   93    $ 108       $  8,790      $  999   $   (21)    $  315,782
 Other                     3,355         79         -        -              8           -         -          3,426
Transmission Plant        47,761      3,996         -        9            947         332      (140)        50,627
Distribution Plant       125,116     15,460         -      620          7,117       3,035      (130)       131,174
General Plant
 Transportation            5,809          -     1,285      197          1,464           -         -          5,827
 Other                    23,941      5,309        98        7            848           8       (73)        28,572
- ------------------------------------------------------------------------------------------------------------------

TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION           $501,739    $54,436    $1,476    $ 941       $ 19,174      $4,374   $  (364)    $  535,408
==================================================================================================================


See Notes on Page S-26

                               GULF POWER COMPANY
 NOTES TO SCHEDULE VI -ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
             FOR THE YEARS ENDING DECEMBER 31, 1993, 1992 AND 1991
                        (STATED IN THOUSANDS OF DOLLARS)


- ----------------------------------------------------------------------------------------------------------------------------
                          Explanation                                                    1993         1992           1991
- ----------------------------------------------------------------------------------------------------------------------------

1. See Note 1 to GULF's financial statements in Item 8 herein for the policy of GULF with respect to depreciation.


2. Amounts charged to electric operations as "Depreciation and Amortization" on the statements are as follows:

      Depreciation                                                                    $ 57,552        $56,267      $ 54,436
      Investment Tax Credits                                                            (2,241)        (2,241)       (2,241)
      Reclassification of Spare Parts                                                        -           (114)            -
      Adjustment                                                                            (2)          (154)            -
                                                                                      -------------------------------------
                                                                                      $ 55,309        $53,758      $ 52,195
                                                                                      =====================================

3.Depreciation and Amortization charged to Other
Accounts are as follows:

      Transportation Expense                                                          $  1,451        $ 1,320      $  1,285
      Merchandise and Appliance Service                                                     96            101            98
      Railroad Track System                                                                 93             93            93
                                                                                      -------------------------------------
                                                                                      $  1,640        $ 1,514      $  1,476
                                                                                      =====================================


4.Other Changes include the following:

      Retirement Adjustment                                                           $      -        $    (8)     $   (340)
      Reclassification of Spare Parts                                                        -            114             -
      Miscellaneous Adjustments and Property Reclassifications                            (132)           125           (24)
                                                                                      -------------------------------------
                                                                                      $   (132)       $   231      $   (364)
                                                                                      =====================================


                           MISSISSIPPI POWER COMPANY
     SCHEDULE VI --ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                        (STATED IN THOUSANDS OF DOLLARS)




- -------------------------------------------------------------------------------------------------------------------
                                             Additions                            Deductions
                                    ----------------------------      --------------------------------
                         Balance at                                      Retirements,                    Balance at
                         Beginning   Operating    Other       Salvage      Renewals     Removal   Other    End of
  Classification         of Period   Expenses    Accounts    Recoveries  Replacements    Cost    Changes   Period
- -------------------------------------------------------------------------------------------------------------------
                                     (Note 2)    (Note 3)                                       (Note 4)
ELECTRIC PLANT
Production Plant
 Steam                 $  225,455   $  15,199   $     85   $   281       $  5,980     $   1,193 $    -     $233,847
 Other                     13,064         634          -       355            194             5      -       13,854
Transmission Plant         61,424       4,547          -        26            821           308      -       64,868
Distribution Plant         98,221      10,675          -     1,805          5,783         1,442      -      103,476
General Plant
 Transportation             6,751           -      1,108       268          1,463             -      -        6,664
 Other                     23,988       3,825         65         5          1,145             -      -       26,738
Plant Leased to Others     11,874           -      1,404         -              -             -      -       13,278
- -------------------------------------------------------------------------------------------------------------------

TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION          $  440,777   $  34,880   $  2,662   $ 2,740       $ 15,386     $   2,948 $    -     $462,725
===================================================================================================================


See Notes on Page S-30

                           MISSISSIPPI POWER COMPANY
     SCHEDULE VI --ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                        (STATED IN THOUSANDS OF DOLLARS)



- ------------------------------------------------------------------------------------------------------------
                                             Additions                      Deductions
                                    ----------------------------  ------------------------------
                        Balance at                                Retirements,                    Balance at
                        Beginning   Operating  Other    Salvage   Renewals and   Removal   Other    End of
  Classification        of Period   Expenses  Accounts Recoveries Replacements    Cost    Changes   Period
- ------------------------------------------------------------------------------------------------------------
                                   (Note 2)  (Note 3)                                    (Note 4)
ELECTRIC PLANT
Production Plant
 Steam                 $  214,123 $  15,853   $     87  $   283   $  3,402     $   1,489 $    -    $225,455
 Other                     12,626       476          -        -         38             -      -      13,064
Transmission Plant         58,197     4,669          -       42      1,261           223      -      61,424
Distribution Plant         93,084     9,858          -    1,552      4,453         1,820      -      98,221
General Plant
 Transportation             6,242         -      1,128      136        755             -      -       6,751
 Other                     20,393     4,130         59       51        621             -     24      23,988
Plant Leased to Others     10,470         -      1,404        -          -             -      -      11,874
- --------------------------------------------  --------- ----------------------------------------------------

TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION          $  415,135 $  34,986   $  2,678  $ 2,064   $ 10,530     $   3,532 $   24    $440,777
============================================================================================================



See Notes on Page S-30

                           MISSISSIPPI POWER COMPANY
     SCHEDULE VI --ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                        (STATED IN THOUSANDS OF DOLLARS)



- --------------------------------------------------------------------------------------------------------------------
                                               Additions                        Deductions
                                  ---------------------------------   --------------------------------
                       Balance at                                     Retirements,                        Balance at
                       Beginning  Operating      Other    Salvage     Renewals and   Removal    Other      End of
  Classification       of Period  Expenses      Accounts Recoveries   Replacements    Cost     Changes     Period
- --------------------------------------------------------------------------------------------------------------------
                                  (Note 2)      (Note 3)                                       (Note 4)
ELECTRIC PLANT
Production Plant
 Steam                 $  204,605 $      15,743 $     86 $   396       $  5,939    $     767  $    1     $214,123
 Other                     13,229           475        -     130          1,195           13       -       12,626
Transmission Plant         55,263         4,260        -      89          1,050          365       -       58,197
Distribution Plant         87,819         9,310        -     970          3,737        1,278       -       93,084
General Plant
 Transportation             5,635             -    1,126     145            666            -      (2)       6,242
 Other                     16,810         3,815       62      41            331            4       -       20,393
Plant Leased to Others      9,079             -    1,391       -              -            -       -       10,470
- -----------------------------------------------------------------------------------------------------------------

TOTAL ACCUMULATED
 PROVISIONS FOR
 DEPRECIATION          $  392,440 $      33,603 $  2,665 $ 1,771       $ 12,918    $   2,427  $   (1)    $415,135
=================================================================================================================


See Notes on Page S-30

                           MISSISSIPPI POWER COMPANY
   NOTES TO SCHEDULE VI -ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PL
             FOR THE YEARS ENDING DECEMBER 31, 1993, 1992 AND 1991
                        (STATED IN THOUSANDS OF DOLLARS)


- -------------------------------------------------------------------------------------------------------
                                       Explanation                  1993         1992          1991
- -------------------------------------------------------------------------------------------------------
1.See Note 1 to MISSISSIPPI's financial statements in Item 8 herein for the policy of MISSISSIPPI with respect to depreciation.


2.Amounts charged to electric operation as "Depreciation and Amortization" on the statements of income are as follows:

      Depreciation                                                  $34,880      $34,986       $ 33,603
      Investment Tax Credits                                         (1,270)      (1,186)        (1,272)
      Property Losses                                                  (183)        (988)          (184)
      Regulatory Asset                                                 (328)           -              -
      Other                                                               -          (23)             -
                                                                    -----------------------------------
                                                                    $33,099      $32,789       $ 32,147
                                                                    ===================================

3.Depreciation and Amortization charged to Other                    Accounts are as follows:

      Plant Leased To Others                                        $ 1,469      $ 1,463       $  1,453
      Transportation Expense                                          1,108        1,128          1,126
      Fuel Stock                                                         85           87             86
                                                                    -----------------------------------
                                                                    $ 2,662      $ 2,678       $  2,665
                                                                    ===================================

4.Other Changes include the following:

      Miscellaneous Adjustments                                     $     -      $    24       $     (1)
                                                                    ===================================


                      SAVANNAH ELECTRIC AND POWER COMPANY
     SCHEDULE VI --ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                        (STATED IN THOUSANDS OF DOLLARS)




- -----------------------------------------------------------------------------------------------------------
                                           Additions                    Deductions
                                 --------------------------  ---------------------------------
                      Balance at                              Retirements,                     Balance at
                      Beginning  Operating  Other   Salvage   Renewals and    Removal   Other    End of
  Classification      of Period  Expenses  Account Recoveries  Replacement     Cost     Changes   Period
- -----------------------------------------------------------------------------------------------------------
                                 (Note 2)  (Note 3)                                    (Note 4)
ELECTRIC PLANT
Production Plant
 Steam              $   141,795 $   6,293 $   -    $   889      $  2,506    $    120 $      -    $146,351
 Other                    1,797        31     -          -             -           -        -       1,828
Transmission Plant       34,756     2,591     -         (3)          162          98        -      37,084
Distribution Plant       52,586     7,241     -        226         2,277       1,047        -      56,729
General Plant             9,160       742   121        124           568           6        -       9,573
- ------------------------------------------------------------------------------------------------------------

TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION       $   240,094 $  16,898 $ 121    $ 1,236      $  5,513    $  1,271 $      -    $251,565
===========================================================================================================



See Notes on Page S-34

                      SAVANNAH ELECTRIC AND POWER COMPANY
     SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                        (STATED IN THOUSANDS OF DOLLARS)



- -------------------------------------------------------------------------------------------------------------
                                         Additions                       Deductions
                                 -----------------------------  -------------------------------
                      Balance at                                Retirements,                       Balance at
                      Beginning  Operating   Other    Salvage   Renewals and  Removal    Other       End of
  Classification      of Period  Expenses  Accounts Recoveries  Replacements   Cost     Changes      Period
- -------------------------------------------------------------------------------------------------------------
                                 (Note 2)  (Note 3)                                     (Note 4)
ELECTRIC PLANT
Production Plant
 Steam                $134,137   $ 8,335   $   -    $    26     $    331      $   372   $     -    $  141,795
 Other                   1,697       100       -          -            -            -         -         1,797
Transmission Plant      32,507     2,381       -          8           46           94         -        34,756
Distribution Plant      49,377     5,512       -        319        1,967          655         -        52,586
General Plant            7,887       931     283        119           60            -         -         9,160
- -------------------------------------------------------------------------------------------------------------
TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION         $225,605   $17,259   $ 283    $   472     $  2,404      $ 1,121   $     -    $  240,094
=============================================================================================================


See Notes on Page S-34

                      SAVANNAH ELECTRIC AND POWER COMPANY
     SCHEDULE VI --  ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                        (STATED IN THOUSANDS OF DOLLARS)



- ------------------------------------------------------------------------------------------------------------------
                                           Additions                           Deductions
                                 ---------------------------------   --------------------------------
                      Balance at                                     Retirements,                       Balance at
                      Beginning  Operating   Other        Salvage    Renewals and    Removal   Other      End of
  Classification      of Period  Expenses    Accounts   Recoveries   Replacements      Cost   Changes     Period
- ------------------------------------------------------------------------------------------------------------------
                                 (Note 2)    (Note 3)                                         (Note 4)
ELECTRIC PLANT
Production Plant
 Steam                $ 126,380  $   8,152   $      -   $        5      $     62     $   338  $     -   $  134,137
 Other                    1,597        100          -            -             -           -        -        1,697
Transmission Plant       23,000      1,900          -            3            26           5   (7,635)      32,507
Distribution Plant       53,785      5,714          -          268         1,854         835    7,701       49,377
General Plant             6,963      1,113        297           20           493          13        -        7,887


TOTAL ACCUMULATED
 PROVISION FOR
 DEPRECIATION         $ 211,725  $  16,979   $    297   $      296      $  2,435     $ 1,191  $    66   $  225,605
==================================================================================================================


See Notes on Page S-34

                      SAVANNAH ELECTRIC AND POWER COMPANY
 NOTES TO SCHEDULE VI -- ACCUMULATED PROVISION FOR DEPRECIATION OF UTILITY PLANT
             FOR THE YEARS ENDING DECEMBER 31, 1993, 1992 AND 1991
                        (STATED IN THOUSANDS OF DOLLARS)


- -------------------------------------------------------------------------------------------------------------------------
                                         Explanation                                      1993         1992        1991
- -------------------------------------------------------------------------------------------------------------------------

1.See Note 1 to SAVANNAH's financial statements in Item 8 herein for the policy of SAVANNAH with respect to depreciation


2.Amounts charged to electric operation as "Depreciation and Amortization" on the statements of income are as follows:
      Depreciation                                                                     $ 16,898      $17,259     $ 16,979
      Amortization of Investment Tax Credits                                               (664)        (664)        (663)
      Amortization of Intangible Plant (Merger Cost)                                        233          234          233
                                                                                       ----------------------------------
                                                                                       $ 16,467      $16,829     $ 16,549
                                                                                       ==================================

3.Depreciation and Amortization charged to Other Accounts are as  follows:

      Transportation Expense                                                           $    121      $   283     $    297
                                                                                       ==================================


4.Other Changes include the following:

      Miscellaneous Adjustments                                                        $      -      $     -     $     66
                                                                                       ==================================

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                        (Stated in Thousands of Dollars)




                                                                            Additions
                                                                  ----------------------------
                                                Balance at                          Charged to                         Balance at
                                                Beginning          Charged to         Other                              End of
                   Description                  of Period           Income           Accounts     Deductions             Period
- ------------------------------------------------------------------------------------------------------------------------------------
          Provision for uncollectible
            accounts                             $ 7,255             $24,040       $     2         $ 22,230(1)            $ 9,067

          Deferred credit
            Provision for property
             insurance                           $23,594             $ 4,164             -         $  5,711               $22,047

          Other property and
          investments
            Nuclear
             decommissioning
             trust (3)                           $52,701             $15,759       $19,351(4)      $    324               $87,487

          Deferred charges
             Uranium enrichment,
             decontamination
             and decommissioning
             fund (5)                            $90,099                   -       $ 1,219         $  4,976               $86,342



- -------------------------
Notes:
    (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
    (2) Insurance recoveries net of charges to reserve for purposes for which reserve was created.
    (3) See Note 1 to SOUTHERN's financial statements under "Nuclear Decommissioning" in Item 8 herein for further information.
    (4)    Represents additional funding to reserve.
    (5) See Note 1 to SOUTHERN's financial statements under "Revenues and Fuel Costs" in Item 8 herein for further information.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1992

                        (Stated in Thousands of Dollars)





                                                                          Additions
                                                                 ----------------------------
                                              Balance at                           Charged to                           Balance at
                                             Beginning of         Charged to          Other                               End of
                    Description                 Period              Income           Accounts        Deductions           Period
- ------------------------------------------------------------------------------------------------------------------------------------
           Provision for uncollectible
             accounts                           $12,568              $18,366                -        $23,679(1)          $ 7,255

           Deferred credit
              Provision for property
               insurance                        $20,928              $ 3,298          $    25(4)     $   657             $23,594

           Other property and investments
              Nuclear
               decommissioning
               trust (2)                        $25,871              $14,782          $12,189        $   141             $52,701


           Deferred charges
              Uranium enrichment,
               decontamination and
               decommissioning                       -                     -          $90,099              -             $90,099
               fund (3)


- -----------------------------
Notes:
    (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
    (2) See Note 1 to SOUTHERN's financial statements under "Depreciation and Nuclear Decommissioning" in Item 8 herein for further information.
    (3) See Note 1 to SOUTHERN's financial statements under "Revenues and Fuel Costs" in Item 8 herein for further information.
    (4)    Capitalized.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1991

                        (Stated in Thousands of Dollars)


<Captions>

                                                                            Additions
                                                                   ---------------------------
                                               Balance at                            Charge to                        Balance at
                                              Beginning of         Charged to          Other                              End
                      Description                Period              Income           Accounts       Deductions        of Period
- ----------------------------------------------------------------------------------------------------------------------------------
           Provision for uncollectible
             accounts
               Gulf States                     $ 259,068          $  (256,067)(1)         -           $  3,001          $      -
               Nu South                            5,858                    -             -              5,858                 -
               Other                              12,759                                  -             33,172(2)         12,568
                                               ---------          -----------                         --------          --------
                                                                       32,981
                                                                  -----------
                                               $ 277,685          $  (223,086)            -           $ 42,031          $ 12,568
                                               =========          ===========                         ========          ========
           Deferred credits
             Provision for property
               insurance                       $  17,712          $     3,945             -           $    729(3)       $ 20,928
           Other property and investments
            Nuclear
             decommissioning
             trust (4)                         $   2,387          $    14,173        $9,367           $     56          $ 25,871


- ------------------
Notes:
    (1) See Note 8 to SOUTHERN's financial statements in Item 8 herein for a description of the Gulf States settlement.
    (2) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
    (3) Insurance recoveries net of charges to reserve for purposes for which reserve was created.
    (4) See Note 1 to SOUTHERN's financial statements under "Depreciation and Nuclear Decommissioning" in Item 8 herein for further information.

                             ALABAMA POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                        (Stated in Thousands of Dollars)



                                                                             Additions
                                                                     ---------------------------
                                                  Balance at                         Charged to                           Balance at
                                                Beginning of       Charged to         Other                                 End of
                     Description                   Period            Income           Accounts          Deductions           Period
- ------------------------------------------------------------------------------------------------------------------------------------
           Provision for uncollectible
             accounts                             $  1,482         $   7,157                -            $6,007(1)        $  2,632

           Other property and investments
              Nuclear
               decommissioning
               trust (2)                          $ 32,390         $  13,617          $ 3,543(3)              -           $ 49,550

           Deferred charges
             Uranium enrichment,
             decontamination and
             decommissioning
             fund (4)                             $ 47,730                 -          $ 1,873            $4,049           $ 45,554


- ------------------
Notes:
    (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
    (2) See Note 1 to ALABAMA's financial statements under "Depreciation and Nuclear Decommissioning" in Item 8 herein for further information.
    (3)    Represents additional funding to reserve.
    (4) See Note 1 to ALABAMA's financial statements under "Revenues and Fuel Costs" in Item 8 herein for further information.

                             ALABAMA POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1992

                        (Stated in Thousands of Dollars)




                                                                             Additions
                                                                     ----------------------------
                                                Balance at                             Charged to                        Balance at
                                                Beginning of         Charged to           Other                            End of
                      Description                 Period              Income            Accounts         Deductions        Period
- -----------------------------------------------------------------------------------------------------------------------------------
           Provision for uncollectible
             accounts                           $  1,721             $  4,878                   -       $  5,117 (1)     $   1,482

           Other property and investments
             Nuclear
              decommissioning
              trust (2)                         $ 15,864             $ 13,617            $  2,909              -         $  32,390


           Deferred charges
             Uranium enrichment,
              decontamination and
              decommissioning
              fund (3)                                 -                    -            $ 47,730              -         $  47,730


- -----------------------------
Notes:
    (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
    (2) See Note 1 to ALABAMA's financial statements under "Depreciation and Nuclear Decommissioning" in Item 8 herein for further information.
    (3) See Note 1 to ALABAMA's financial statements under "Revenues and Fuel Costs" in Item 8 herein for further Information.

                             ALABAMA POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1991

                        (Stated in Thousands of Dollars)



                                                                             Additions
                                                                   -----------------------------
                                                 Balance at                           Charged to                      Balance at
                                                Beginning of       Charged to           Other                             End
                      Description                 Period             Income            Accounts       Deductions      of Period
- -----------------------------------------------------------------------------------------------------------------------------------
           Provision for uncollectible
             accounts
              Gulf States                          $73,324        $(73,324)              -           $     -           $     -
              Other                                  1,656           4,020               -             3,955(2)          1,721
                                                   -------        --------                           -------           -------
                                                   $74,980        $(69,304)              -           $ 3,955           $ 1,721
                                                   =======        ========                           =======           =======
           Other property and investments
              Nuclear
               decommissioning
               trust (3)                                 -        $ 13,617           $2,247                -           $15,864


- -----------------------
Notes:
   (1) See Note 7 to the financial statements in Item 8 herein for a description of the Gulf States settlement. The provision for uncollectible was reversed.
   (2) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
   (3) See Note 1 to ALABAMA's financial statements under "Depreciation and Nuclear Decommissioning" in Item 8 herein for further information.

                             GEORGIA POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                        (Stated in Thousands of Dollars)



                                                                          Additions
                                                                ----------------------------
                                              Balance at                          Charged to                        Balance at
                                              Beginning         Charged to           Other                            End of
                     Description              of Period           Income            Accounts      Deductions          Period
- ----------------------------------------------------------------------------------------------------------------------------------
          Provision for uncollectible
           accounts                          $  4,121           $ 14,310                  -       $ 14,131(1)        $  4,300

          Other property and investments
            Nuclear
             decommissioning
             trust (2)                       $ 20,311           $  2,142           $ 15,808(3)    $    324           $ 37,937

          Deferred charges
            Uranium enrichment,
             decontamination and
             decommissioning
             fund (4)                        $ 42,369                  -           $   (654)      $    927           $ 40,788


- --------------------
Notes:
   (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
   (2) See Note 1 to GEORGIA's financial statements under "Nuclear Decommissioning" in Item 8 herein for further information.
   (3)   Represents additional funding to reserve.
   (4) See Note 1 to GEORGIA's financial statements under "Revenues and Fuel Costs" in Item 8 herein for further information.

                             GEORGIA POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1992

                        (Stated in Thousands of Dollars)



                                                                          Additions
                                                                 -----------------------------
                                               Balance                              Charged to                          Balance at
                                            at Beginning         Charged to           Other                               End of
                      Description             of Period            Income            Accounts        Deductions           Period
- -----------------------------------------------------------------------------------------------------------------------------------
           Provision for uncollectible
             accounts                         $  7,519           $ 11,440                  -         $14,838(1)           $ 4,121

           Other property and investments
              Nuclear decommissioning
               trust (2)                      $ 10,007           $  1,165            $ 9,280         $   141              $20,311

           Deferred charges
              Uranium enrichment,
               decontamination and
               decommissioning
               fund (3)                              -                  -            $42,369               -              $42,369


- -----------------------
Notes:
   (1) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
   (2) See Note 1 to GEORGIA's financial statements under "Nuclear Decommissioning" in Item 8 herein for further information.
   (3) See Note 1 to GEORGIA's financial statements under "Revenues and Fuel Costs" in Item 8 herein for further information.

                             GEORGIA POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1991

                        (Stated in Thousands of Dollars)

                                                                        Additions
                                                             -----------------------------
                                          Balance at                            Charged to                             Balance at
                                         Beginning of        Charged to           Other                                  End of
                    Description            Period              Income            Accounts       Deductions               Period
- ------------------------------------------------------------------------------------------------------------------------------------
          Provision for uncollectible
            accounts
             Gulf States                   $148,383          $(145,382)(1)               -      $  3,001             $      -
             Other                            8,063             22,492                   -        23,036(2)             7,519
                                           --------          ---------                          --------             --------
                                           $156,446          $(122,890)                  -      $ 26,037             $  7,519
                                           ========          =========                          ========             ========
          Other property and investments
            Nuclear
             decommissioning
             trust (3)                     $  2,387          $     556              $7,120      $     56             $ 10,007


- ------------------
Note:
   (1) See Note 3 to GEORGIA's financial statements in Item 8 herein for a description of the Gulf States settlement. The provision for uncollectible accounts was reversed.
   (2) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
   (3) See Note 1 to GEORGIA's financial statements under "Nuclear Decommissioning" in Item 8 herein for further information.

                               GULF POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                        (Stated in Thousands of Dollars)

                                                                            Additions
                                                                   --------------------------
                                               Balance at                          Charged to                         Balance at
                                              Beginning of         Charged to        Other                              End of
                   Description                   Period              Income         Accounts       Deductions           Period
- ----------------------------------------------------------------------------------------------------------------------------------
           Provision for uncollectible
             accounts                           $  356               $  875              -          $784 (Note)          $   447

           Deferred credit
            Provision for property
             insurance                          $9,692               $1,200              -          $383                 $10,509


- ---------------
Note: Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                               GULF POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1992

                        (Stated in Thousands of Dollars)

                                                                              Additions
                                                                     --------------------------
                                                  Balance at                         Charged to                         Balance at
                                                  Beginning          Charged to         Other                             End of
                     Description                  of Period            Income         Accounts        Deductions          Period
- -----------------------------------------------------------------------------------------------------------------------------------
          Provision for uncollectible
            accounts                               $  660             $  356            -            $600 (Note)         $  356

          Deferred credit
              Provision for property
               insurance                           $8,492             $1,200            -               -                $9,692


- --------------------
Note: Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                               GULF POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1991

                        (Stated in Thousands of Dollars)

                                                                            Additions
                                                                   ---------------------------
                                               Balance at                           Charged to                     Balance at
                                              Beginning of         Charged to          Other                         End of
                    Description                  Period              Income          Accounts       Deductions       Period
- ---------------------------------------------------------------------------------------------------------------------------------
          Provision for uncollectible
           accounts
            Gulf States                         $30,375           $(30,375)(1)           -           $    -        $     -
            Other                                   635              1,180               -            1,155(2)         660
                                                -------           --------                           ------        -------
                                                $31,010           $(29,195)              -           $1,155        $   660
                                                =======           ========                           ======        =======
          Deferred credit
           Provision for property
            insurance                           $ 7,292           $  1,200               -                -        $ 8,492


- ------------------
Notes:
   (1) See Note 7 to GULF's financial statements in Item 8 herein for a description of the Gulf States settlement. The provision for uncollectible was reversed.
   (2) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                           MISSISSIPPI POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                        (Stated in Thousands of Dollars)

                                                                          Additions
                                                                 -----------------------------
                                           Balance at                               Charged to                            Balance at
                                          Beginning of          Charged to            Other                                 End of
                    Description             Period                Income             Accounts         Deductions            Period
- ------------------------------------------------------------------------------------------------------------------------------------
           Provision for uncollectible
            accounts                       $  508                 $1,326                 $2          $1,099 (Note)         $   737

           Deferred credit
              Provision for property
               insurance                   $9,294                 $1,244                  -              -                 $10,538


- ---------------
Note: Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                           MISSISSIPPI POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1992

                        (Stated in Thousands of Dollars)

                                                                           Additions
                                                                  ---------------------------
                                              Balance at                          Charged to                           Balance at
                                             Beginning of         Charged to        Other                                End of
                   Description                 Period              Income          Accounts         Deductions           Period
- ----------------------------------------------------------------------------------------------------------------------------------
           Provision for uncollectible
            accounts                            $2,102              $1,173              -         $2,767 (Note)          $  508

           Deferred credit
              Provision for property
               insurance                        $8,216              $1,078              -              -                 $9,294


- ------------------
Note: Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                           MISSISSIPPI POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1991

                        (Stated in thousands of Dollars)

                                                                            Additions
                                                                  ----------------------------
                                              Balance at                            Charged to                         Balance at
                                             Beginning of         Charged to           Other                             End of
                    Description                 Period              Income           Accounts       Deductions           Period
- -----------------------------------------------------------------------------------------------------------------------------------
          Provision for
            uncollectible accounts
             Gulf States                      $ 6,986            $(6,986)(1)               -       $     -                $     -
             Nu South                           5,858                  -                   -         5,858 (2)                  -
             Other                              1,839              4,577                   -         4,314 (2)              2,102
                                              -------            --------                          -------                -------
                                              $14,683            $(2,409)                  -       $10,172                $ 2,102
                                              =======            ========                          =======                =======

          Deferred credit
             Provision for property
              insurance                       $ 6,716            $ 1,500                   -             -                $ 8,216


- -----------------
Notes:
   (1) See Note 7 to MISSISSIPPI's financial statements in Item 8 herein for a description of the Gulf States settlement. The provision for uncollectible was reversed.
   (2) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                      SAVANNAH ELECTRIC AND POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1993

                        (Stated in Thousands of Dollars)


                                                                             Additions
                                                                    ---------------------------
                                                   Balance at                        Charged to                         Balance at
                                                   Beginning        Charged to         Other                              End of
                      Description                  of Period          Income          Accounts        Deductions          Period
- ----------------------------------------------------------------------------------------------------------------------------------
          Provision for uncollectible
            accounts                                 $536             $330                -            $104 (Note)        $  762

          Deferred credit
              Provision for property
               insurance                             $300             $700                -                -              $1,000


- --------------------------
Note: Represents write-off of accounts receivable considered to be uncollectible, less recoveries of amounts previously written off.

                      SAVANNAH ELECTRIC AND POWER COMPANY


         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1992

                        (Stated in Thousands of Dollars)

                                                                             Additions
                                                                    ----------------------------
                                                 Balance at                           Charged to                       Balance at
                                                 Beginning          Charged to           Other                           End of
                     Description                  of Period           Income           Accounts         Deduction        Period
- -----------------------------------------------------------------------------------------------------------------------------------
          Provision for uncollectible
            accounts                                $339                 $455                -        $258  (Note)         $536

          Deferred credit
             Provision for property
              insurance                             $300                    -                -            -                $300


- ----------------------
Note: Represents write-off of accounts receivable considered to be uncollectible, less recoveries of amounts previously written off.

                      SAVANNAH ELECTRIC AND POWER COMPANY

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 1991

                        (Stated in Thousands of Dollars)


                                                                          Additions
                                                                 ---------------------------
                                               Balance at                         Charged to                        Balance at
                                               Beginning         Charged to         Other                             End of
                    Description                 of Period          Income          Accounts       Deductions          Period
- -----------------------------------------------------------------------------------------------------------------------------------
          Provision for uncollectible
           accounts                               $367             $454                -         $482  (Note)          $339

          Deferred credit
            Provision for property
             insurance                            $325             $225                -         $250                  $300


Note: Represents write-off of accounts receivable considered to be uncollectible, less recoveries of amounts previously written off.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                        DECEMBER 31, 1993, 1992 AND 1991

                        (Stated in Thousands of Dollars)


                                                                                                               Weighted
                                                                           Maximum           Average           Average
                Category of                              Weighted           Amount            Amount           Interest
                 Aggregate              Balance           Average        Outstanding       Outstanding           Rate
                 Short-term            At End of         Interest        During This       During This        During the
                 Borrowings              Period            Rate           Period (1)        Period (2)        Period (2)
- ------------------------------------------------------------------------------------------------------------------------------
          1993
          Notes payable
           to banks                     $735,953
          Commercial paper                75,527
          Other notes payable (3)        129,428
                                        --------
                                        $940,908            4.35%        $1,122,489           $766,030           3.92%
                                        ========

          1992
          Notes payable
           to banks                     $567,200
          Commercial paper               259,388
                                        --------
                                        $826,588            3.92%        $  826,588           $394,575           4.06%
                                        ========

          1991

          Notes payable
           to banks                     $301,500
          Other notes payable (3)            188
                                        --------
                                        $301,688            5.18%        $  513,518           $322,249           6.50%
                                        ========


- ----------------------
Notes:
   (1)   At month-end.
   (2) Average based on daily borrowings during period (averages and rates quoted on an actual day year basis).
   (3) This note payable is an obligation of SEI and does not include borrowings from SOUTHERN.
   (4) See Note 5 to SOUTHERN's financial statements in Item 8 herein for details regarding SOUTHERN's and its subsidiaries lines of credit and general terms of commitment agreements.

                             ALABAMA POWER COMPANY

                      SCHEDULE IX - SHORT -TERM BORROWINGS

                         DECEMBER 31, 1993, 1992, 1991

                        (Stated in Thousands of Dollars)




                                                                                                                  Weighted
                                                                             Maximum             Average          Average
                Category of                              Weighted            Amount              Amount           Interest
                 Aggregate              Balance          Average           Outstanding         Outstanding          Rate
                 Short-term            At End of         Interest          During the          During the        During the
                 Borrowings             Period             Rate            Period (1)          Period (2)        Period (2)
- -------------------------------------------------------------------------------------------------------------------------------
           1993
           Notes payable
            to banks(3)              $  40,000            3.37%           $257,319              $117,683           3.20%

           1992
           Notes payable
            to banks                 $  71,000
           Commercial                  125,917
                                     ---------
            paper                    $ 196,917            3.57%           $196,917              $ 96,682           3.83%
                                     =========


           1991
           Notes payable
            to banks                 $  76,000            5.07%           $337,000              $210,579           6.36%


- -----------------
Notes:
   (1)   At month-end.
   (2) Average based on daily borrowings during the period (averages and rates quoted on an actual day year basis).
   (3) ALABAMA also issued commercial paper during 1993, although none was outstanding at year-end. The data shown reflects the issuance of commercial paper.
   (4) See Note 5 to ALABAMA's financial statements in Item 8 herein for details regarding ALABAMA's lines of credit.

                             GEORGIA POWER COMPANY

                      SCHEDULE IX - SHORT -TERM BORROWINGS

                       DECEMBER 31, 1993, 1992 AND  1991

                        (Stated in Thousands of Dollars)



                                                                                                                  Weighted
                                                                            Maximum             Average           Average
                Category of                             Weighted            Amount               Amount           Interest
                 Aggregate             Balance          Average           Outstanding         Outstanding           Rate
                Short-Term            At End of         Interest          During This         During This        During the
                Borrowings              Period            Rate            Period (1)           Period (2)        Period (2)
- ------------------------------------------------------------------------------------------------------------------------------
          1993
          Notes payable
            to banks                 $406,700
          Commercial
            paper                      75,527
                                     --------
                                     $482,227              3.52%          $661,498              $425,180          3.65%
                                     ========

          1992
          Notes payable
            to banks                 $400,200
          Commercial
            paper                     133,471
                                     --------
                                     $533,671              4.10%          $533,671              $232,755          4.16%
                                     ========

          1991
          Notes payable
            to banks                 $199,000              5.15%          $199,000              $ 75,245          6.52%


- --------------------
Notes:
   (1)   At month-end
   (2) Average based on daily borrowings during period (averages and rates quoted on an actual day year basis).
   (3) See Note 8 to GEORGIA's financial statements in Item 8 herein for details regarding GEORGIA's lines of credit and general terms of its commitment agreements.

                               GULF POWER COMPANY

                      SCHEDULE IX - SHORT -TERM BORROWINGS

                       DECEMBER 31, 1993, 1992 AND  1991

                        (Stated in Thousands of Dollars)




                                                                                                                     Weighted
                                                                              Maximum               Average          Average
                 Category                               Weighted              Amount                Amount           Interest
                Aggregate             Balance           Average             Outstanding           Outstanding          Rate
                Short-Term           At End of          Interest            During This           During This       During the
                Borrowings            Period              Rate              Period (1)            Period (2)        Period (2)
- ----------------------------------------------------------------------------------------------------------------------------------
           1993
           Notes payable
            to banks               $ 6,053(3)             0.00%               $61,500               $25,873            3.37%

           1992
           Notes payable
            to banks               $44,000                3.63%               $44,000               $26,045            4.00%


           1991
           Notes payable
            to banks                     -                  -                 $23,000               $ 4,511            6.21%


- ----------------------
Notes:
   (1)   At month-end
   (2) Average based on daily borrowings during period (averages and rates quoted on an actual day year basis).
   (3) See Note 5 to GULF's financial statements in Item 8 herein for a description of this short-term indebtedness.
   (4) See Note 5 to GULF's financial statements in Item 8 herein for details regarding GULF's lines of credit and general terms of its commitment agreements.

                           MISSISSIPPI POWER COMPANY

                      SCHEDULE IX - SHORT -TERM BORROWINGS

                       DECEMBER 31, 1993, 1992 AND  1991

                        (Stated in Thousands of Dollars)




                                                                                                                     Weighted
                                                                               Maximum              Average          Average
                Category                                Weighted               Amount               Amount           Interest
               Aggregate            Balance             Average              Outstanding          Outstanding          Rate
               Short-Term          At End of            Interest             During This          During This       During the
               Borrowings            Period               Rate               Period (1)            Period (2)         Period
- ----------------------------------------------------------------------------------------------------------------------------------
           1993
           Notes payable
            to banks                $40,000              3.43%                $56,000               $30,208             3.31%

           1992
           Notes payable
            to banks                $31,000              3.48%                $31,000               $10,086             3.60%

           1991
           Notes payable
            to banks                $ 4,500              6.78%                $48,161               $19,327             8.28%


- ----------------------
Notes:
   (1)   At month-end
   (2) Average based on daily borrowings during period (averages and rates quoted on an actual day year basis).
   (3) See Note 5 to MISSISSIPPI's financial statements in Item 8 herein for details regarding MISSISSIPPI's lines of credit and general terms of its commitment agreements.

                      SAVANNAH ELECTRIC AND POWER COMPANY

                      SCHEDULE IX - SHORT -TERM BORROWINGS

                       DECEMBER 31, 1993, 1992 AND  1991

                        (Stated in Thousands of Dollars)




                                                                                                                       Weighted
                                                                                 Maximum               Average          Average
                 Category                                Weighted                Amount                Amount          Interest
                Aggregate             Balance             Average              Outstanding           Outstanding         Rate
                Short-Term           At End of           Interest              During This           During This      During the
                Borrowings            Period               Rate                Period (1)            Period (2)       Period (2)
- --------------------------------------------------------------------------------------------------------------------------------
           1993
           Notes payable
            to banks                 $3,000              3.30%                $17,500                 $7,738            3.44%

           1992
           Notes payable
            to banks                 $7,500              3.85%                $ 7,500                 $  387            3.86%

           1991
           Notes payable
            to banks                      -                 -                 $ 5,000                 $  386            6.45%


Notes:
   (1)   At month-end
   (2) Average based on daily borrowings during period (averages and rates quoted on an actual day year basis).
   (3) See Note 5 to SAVANNAH's financial statements in Item 8 herein for details regarding SAVANNAH's lines of credit and general terms of its commitment agreements.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                        DECEMBER 31, 1993, 1992 AND 1991

                             (Thousands of Dollars)


                            Item                                                     Charged to Costs and Expenses
                            ----                                                     -----------------------------

           Taxes, other than payroll and income taxes:
           1993
           Real and personal property taxes                                                        $186,373
           Municipal and state taxes on gross receipts                                              204,371
           Other                                                                                     12,544
                                                                                                   --------
                                                                                                   $403,288
                                                                                                   ========
           1992
           Real and personal property taxes                                                        $172,106
           Municipal and state taxes on gross receipts                                              194,726
           Other                                                                                     12,553
                                                                                                   --------
                                                                                                   $379,385
                                                                                                   ========

           1991
           Real and personal property taxes                                                        $162,227

           Municipal and state taxes on gross receipts                                              194,179
           Other                                                                                     13,514
                                                                                                   --------
                                                                                                   $369,920
                                                                                                   ========

                             ALABAMA POWER COMPANY

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                        DECEMBER 31, 1993, 1992 AND 1991

                             (Thousands of Dollars)



                            Item                                                    Charged to Costs and Expenses
                            ----                                                    -----------------------------


           Taxes, other than payroll and income taxes:
           1993
           Real and personal property taxes                                                      $ 55,921
           Municipal and state taxes on gross receipts                                             96,933
           Other                                                                                    8,598
                                                                                                 --------
                                                                                                 $161,452
                                                                                                 ========
           1992
           Real and personal property taxes                                                      $ 51,043
           Municipal and state taxes on gross receipts                                             95,031
           Other                                                                                    9,231
                                                                                                 --------
                                                                                                 $155,305
                                                                                                 ========

           1991
           Real and personal property taxes                                                      $ 48,600
           Municipal and state taxes on gross receipts                                             91,656

           Other                                                                                    9,440
                                                                                                 --------
                                                                                                 $149,696
                                                                                                 ========

                             GEORGIA POWER COMPANY

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                        DECEMBER 31, 1993, 1992 AND 1991

                             (Thousands of Dollars)


                            Item                                                     Charged to Costs and Expenses
                            ----                                                     -----------------------------

           Taxes, other than payroll and income taxes:
           1993
           Real and personal property taxes                                                        $ 84,587
           Municipal and state taxes on gross receipts                                               76,352
           Other                                                                                      1,210
                                                                                                   --------
                                                                                                   $162,149
                                                                                                   ========
           1992
           Real and personal property taxes                                                        $ 77,940
           Municipal and state taxes on gross receipts                                               71,010
           Other                                                                                        902
                                                                                                   --------
                                                                                                   $149,852
                                                                                                   ========

           1991
           Real and personal property taxes                                                        $ 70,482
           Municipal and state taxes on gross receipts                                               68,861
           Other                                                                                      1,186
                                                                                                   --------
                                                                                                   $140,529
                                                                                                   ========

                               GULF POWER COMPANY

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                        DECEMBER 31, 1993, 1992 AND 1991

                             (Thousands of Dollars)


                            Item                                                     Charged to Costs and Expenses
                            ----                                                     -----------------------------

           Taxes, other than payroll and income taxes:
           1993
           Real and personal property taxes                                                         $16,211
           Municipal and state taxes on gross receipts                                               18,907
           Other                                                                                        988
                                                                                                    -------
                                                                                                    $36,106
                                                                                                    =======
           1992
           Real and personal property taxes                                                         $15,383
           Municipal and state taxes on gross receipts                                               17,710
           Other                                                                                        790
                                                                                                    -------
                                                                                                    $33,883
                                                                                                    =======



           1991
           Real and personal property taxes                                                         $14,868
           Municipal and state taxes on gross receipts                                               22,425
           Other                                                                                      1,185
                                                                                                    -------
                                                                                                    $38,478
                                                                                                    =======

                           MISSISSIPPI POWER COMPANY

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                        DECEMBER 31, 1993, 1992 AND 1991

                             (Thousands of Dollars)



                            Item                                                      Charged to Costs and Expenses
                            ----                                                      -----------------------------

           Taxes, other than payroll and income taxes:
           1993
           Real and personal property taxes                                                         $23,279
           Municipal and state taxes on gross receipts                                                8,160
           Other                                                                                      1,477
                                                                                                    -------
                                                                                                    $32,916
                                                                                                    =======
           1992
           Real and personal property taxes                                                         $21,987
           Municipal and state taxes on gross receipts                                                7,316
           Other                                                                                      1,388
                                                                                                    -------
                                                                                                    $30,691
                                                                                                    =======

           1991
           Real and personal property taxes                                                         $22,701
           Municipal and state taxes on gross receipts                                                7,451
           Other                                                                                      1,432
                                                                                                    -------
                                                                                                    $31,584
                                                                                                    =======

                      SAVANNAH ELECTRIC AND POWER COMPANY

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                        DECEMBER 31, 1993, 1992 AND 1991

                             (Thousands of Dollars)



                            Item                                                      Charged to Costs and Expenses
                            ----                                                      -----------------------------

           Taxes, other than payroll and income taxes:
           1993
           Real and personal property taxes                                                          $5,285
           Municipal and state taxes on gross receipts                                                4,019
           Other                                                                                         84
                                                                                                     ------
                                                                                                     $9,388
                                                                                                     ======
           1992
           Real and personal property taxes                                                          $4,735
           Municipal and state taxes on gross receipts                                                3,659

           Other                                                                                         64
                                                                                                     ------
                                                                                                     $8,458
                                                                                                     ======

           1991
           Real and personal property taxes                                                          $4,653
           Municipal and state taxes on gross receipts                                                3,786
           Other                                                                                        112
                                                                                                     ------
                                                                                                     $8,551
                                                                                                     ======

                                 EXHIBIT INDEX

     The following exhibits indicated by an asterisk preceding the exhibit number are filed herewith. The balance of the exhibits have heretofore been filed with the SEC, respectively, as the exhibits and in the file numbers indicated and are incorporated herein by reference. Reference is made to a duplicate list of exhibits being filed as a part of this Form 10-K, which list, prepared in accordance with Item 601 of Regulation S-K of the SEC, immediately precedes the exhibits being physically filed with this Form 10-K.

(3)      ARTICLES OF INCORPORATION AND BY-LAWS

     SOUTHERN

     (a) 1     -    Composite Certificate of Incorporation of SOUTHERN,
                    reflecting all amendments to date. (Designated in Registration No. 33-3546 as Exhibit 4(a), in Certificate of Notification, File No. 70-7341, as Exhibit A and in
                    Certificate of Notification, File No. 70-8181, as Exhibit
                    A.)

     (a) 2     -    By-laws of SOUTHERN as amended effective October 21, 1991, and as presently in effect.  (Designated in Form U-1, File
                    No. 70-8181 as Exhibit A-2.)

     ALABAMA

     (b) 1     -    Charter of ALABAMA and amendments thereto through November
                    19, 1993.  (Designated in Registration Nos. 2-59634 as
                    Exhibit 2(b), 2-60209 as Exhibit 2(c), 2-60484 as Exhibit
                    2(b), 2-70838 as Exhibit 4(a)-2, 2-85987 as Exhibit 4(a)-2,
                    33-25539 as Exhibit 4(a)-2, 33-43917 as Exhibit 4(a)-2, in
                    Form 8-K dated February 5, 1992, File No. 1-3164, as
                    Exhibit 4(b)-3, in Form 8-K dated July 8, 1992, File No.
                    1-3164, as Exhibit 4(b)-3, in Form 8-K dated October 27,
                    1993, File No. 1-3164, as Exhibits 4(a) and 4(b) and in
                    Form 8-K dated November 16, 1993, File No. 1-3164, as
                    Exhibit 4(a).)

     (b) 2     -    By-laws of ALABAMA as amended effective April 24, 1992,
                    and as presently in effect.  (Designated in Registration
                    No. 33-48885 as Exhibit 4(c).)

     GEORGIA

     (c) 1     -    Charter of GEORGIA and amendments thereto through October
                    25, 1993.  (Designated in Registration Nos. 2-63392 as
                    Exhibit 2(a)-2, 2-78913 as Exhibits 4(a)-(2) and 4(a)-(3),
                    2-93039 as Exhibit 4(a)-(2), 2-96810 as Exhibit 4(a)-2,
                    33-141 as Exhibit 4(a)-(2), 33-1359 as Exhibit 4(a)(2),
                    33-5405 as Exhibit 4(b)(2), 33-14367 as Exhibits 4(b)-(2)
                    and 4(b)-(3), 33-22504 as Exhibits 4(b)-(2), 4(b)-(3) and
                    4(b)-(4), in GEORGIA's Form 10-K for the year ended
                    December 31, 1991, File No. 1-6468, as Exhibits 4(a)(2) and 4(a)(3), in Registration No. 33-48895 as Exhibits
                    4(b)-(2) and 4(b)-(3), in Form 8-K dated December 10, 1992,
                    File No. 1-6468 as Exhibit 4(b), in Form 8-K dated June 17,
                    1993, File No. 1-6468, as Exhibit 4(b) and in Form 8-K dated October 20, 1993, File No. 1-6468, as Exhibit 4(b).)

     (c) 2     -    By-laws of GEORGIA as amended effective July 18, 1990, and as presently in effect.  (Designated in GEORGIA's Form
                    10-K for the year ended December 31, 1990, File No.1-6468, as Exhibit 3.)
     GULF

     (d) 1     -    Restated Articles of Incorporation of GULF and amendments
                    thereto through November 8, 1993.  (Designated in
                    Registration No. 33-43739 as Exhibit 4(b)-1, in Form 8-K dated January 15, 1992, File No. 0-2429, as Exhibit 1(b), in Form 8-K dated August 18, 1992, File No. 0-2429, as
                    Exhibit 4(b)-2, in Form 8-K dated September 22, 1993, File
                    No. 0-2429, as Exhibit 4 and in Form 8-K dated November 3,
                    1993, File No. 0-2429, as Exhibit 4.)

    *(d) 2     -    By-laws of GULF as amended effective February 25, 1994, and as presently in effect.

     MISSISSIPPI

     (e) 1     -    Articles of incorporation of MISSISSIPPI, articles of
                    merger of Mississippi Power Company (a Maine corporation) into MISSISSIPPI and articles of amendment to the articles of incorporation of MISSISSIPPI through August 19, 1993.
                    (Designated in Registration No. 2-71540 as Exhibit 4(a)-1, in Form U5S for 1987, File No. 30-222-2, as Exhibit B-10, in Registration No. 33-49320 as Exhibit 4(b)-(1), in Form
                    8-K dated August 5, 1992, File No. 0-6849, as Exhibits
                    4(b)-2 and 4(b)-3, in Form 8-K dated August 4, 1993, File
                    No. 0-6849, as Exhibit 4(b)-3 and in Form 8-K dated August
                    18, 1993, File No. 0-6849, as Exhibit 4(b)-3.)

     (e) 2     -    By-laws of MISSISSIPPI as amended effective August 22,
                    1989, and as presently in effect. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31,
                    1989, as Exhibit 3(b).)

     SAVANNAH

     (f) 1     -    Charter of SAVANNAH and amendments thereto through
                    November 10, 1993.  (Designated in Registration Nos.
                    33-25183 as Exhibit 4(b)-(1), 33-45757 as Exhibit 4(b)-(2)
                    and in Form 8-K dated November 9, 1993, File No. 1-5072, as Exhibit 4(b).)

    *(f) 2     -    By-laws of SAVANNAH as amended effective February 16, 1994, and as presently in effect.

(4) INSTRUMENTS DESCRIBING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

     ALABAMA

     (b)       -    Indenture dated as of January 1, 1942, between ALABAMA and
                    Chemical Bank, as Trustee, and indentures supplemental thereto through that dated as of January 1, 1994.
                    (Designated in Registration Nos. 2-59843 as Exhibit 2(a)-2,
                    2-60484 as Exhibits 2(a)-3 and 2(a)-4, 2-60716 as Exhibit
                    2(c), 2-67574 as

                   Exhibit 2(c), 2-68687 as Exhibit 2(c), 2-69599 as Exhibit 4(a)-2, 2-71364 as Exhibit 4(a)-2, 2- 73727 as Exhibit
                   4(a)-2, 33-5079 as Exhibit 4(a)-2, 33-17083 as Exhibit
                   4(a)-2, 33-22090 as Exhibit 4(a)-2, in ALABAMA's Form 10-K for the year ended December 31, 1990, File No. 1-3164, as
                   Exhibit 4(c), in Registration Nos. 33-43917 as Exhibit 4(a)-2, 33-45492 as Exhibit 4(a)-2, 33- 48885 as Exhibit
                   4(a)-2, 33-48917 as Exhibit 4(a)-2, in Form 8-K dated January 20, 1993, File No. 1-3436, as Exhibit 4(a)-3, in Form 8-K dated February 17, 1993, File No.1-3436, as
                   Exhibit 4(a)-3, in Form 8-K dated March 10, 1993, File No. 1-3436, as Exhibit 4(a)-3, in Certificate of Notification, File No. 70-8069, as Exhibits A and B, in Form 8-K dated June 24, 1993, File No. 1- 3436, as Exhibit 4, in Certificate of Notification, File No. 70-8069, as Exhibit A, in Form 8-K dated November 16, 1993, File No. 1-3436, as
                   Exhibit 4(b) and in Certificate of Notification, File No. 70-8069, as Exhibits A and B.)

     GEORGIA

     (d)     -     Indenture dated as of March 1, 1941, between GEORGIA and
                   Chemical Bank, as Trustee, and indentures supplemental thereto dated as of March 1, 1941, March 3, 1941 (3 indentures), March 6, 1941 (139 indentures), March 1, 1946
                   (88 indentures) and December 1, 1947, through January 1,
                   1994. (Designated in Registration Nos. 2-4663 as Exhibits B-3 and B-3(a), 2-7299 as Exhibit 7(a)-2, 2- 61116 as Exhibit
                   2(a)-3 and 2(a)-4, 2-62488 as Exhibit 2(a)-3, 2-63393 as
                   Exhibit 2(a)-4, 2-63705 as Exhibit 2(a)-3, 2-68973 as Exhibit
                   2(a)-3, 2-70679 as Exhibit 4(a)-(2), 2-72324 as Exhibit
                   4(a)-2, 2-73987 as Exhibit 4(a)-(2), 2-77941 as Exhibits
                   4(a)-(2) and 4(a)-(3), 2-79336 as Exhibit 4(a)-(2), 2-81303
                   as Exhibit 4(a)-(2), 2-90105 as Exhibit 4(a)-(2), 33-5405 as
                   Exhibit 4(a)-(2), 33-14367 as Exhibits 4(a)-(2) and 4(a)-(3),
                   33-22504 as Exhibits 4(a)-(2), 4(a)-(3) and 4(a)-(4),
                   33-32420 as Exhibit 4(a)-(2),  33-35683 as Exhibit 4(a)-(2),
                   in GEORGIA's Form 10-K for the year ended December 31, 1990,
                   File No. 1-6468, as Exhibit 4(a)(3), in Form 10-K for the year ended December 31, 1991, File No. 1-6468, as Exhibit
                   4(a)(5), in Registration No. 33-48895 as Exhibit 4(a)-(2), in
                   Form 8-K dated August 26, 1992, File No. 1-6468, as Exhibit
                   4(a)-(3), in Form 8-K dated September 9, 1992, File No.
                   1-6468, as Exhibits 4(a)-(3) and 4(a)-(4), in Form 8-K dated
                   September 23, 1992, File No. 1-6468, as Exhibit 4(a)-(3), in
                   Form 8-A dated October 12, 1992, as Exhibit 2(b), in Form 8-K dated January 27, 1993, File No. 1-6468, as Exhibit 4(a)-(3), in Registration No. 33-49661 as Exhibit 4(a)-(2), in Form 8-K dated July 26, 1993, File No. 1-6468, as Exhibit 4, in
                   Certificate of Notification, File No. 70-7832, as Exhibit M and in Certificate of Notification, File No. 70-7832, as
                   Exhibit C.)

     GULF

     (e)     -     Indenture dated as of September 1, 1941, between GULF and
                   The Chase Manhattan Bank (National Association) and The
                   Citizens & Peoples National Bank of Pensacola, as Trustees, and indentures supplemental thereto through

                   November 1, 1993.  (Designated in Registration Nos.
                   2-4833 as Exhibit B-3, 2-62319 as Exhibit 2(a)-3, 2-63765 as
                   Exhibit 2(a)-3, 2-66260 as Exhibit 2(a)-3, 33-2809 as
                   Exhibit 4(a)-2, 33-43739 as Exhibit 4(a)-2, in GULF's Form 10-K for the year ended December 31, 1991, File No. 0-2429, as Exhibit 4(b), in Form 8-K dated August 18, 1992, File No. 0-2429, as Exhibit 4(a)-3, in Registration No. 33-50165 as
                   Exhibit 4(a)-2, in Form 8-K dated July 12, 1993, File No. 0-2429, as Exhibit 4 and in Certificate of Notification, File No. 70-8229, as Exhibit A.)

     MISSISSIPPI

     (f)      -    Indenture dated as of September 1, 1941, between
                   MISSISSIPPI and Morgan Guaranty Trust Company of New York, as Trustee, and indentures supplemental thereto through November 1, 1993. (Designated in Registration Nos.
                   2-4834 as Exhibit B-3, 2-62965 as Exhibit 2(b)-2, 2-66845 as
                   Exhibit 2(b)-2, 2-71537 as Exhibit 4(a)-(2), 33-5414 as
                   Exhibit 4(a)-(2), 33-39833 as Exhibit 4(a)-2, in
                   MISSISSIPPI's Form 10-K for the year ended December 31,
                   1991, File No. 0-6849, as Exhibit 4(b), in Form 8-K dated
                   August 5, 1992, File No. 0-6849, as Exhibit 4(a)-2, in
                   Second Certificate of Notification, File No. 70-7941, as
                   Exhibit I, in MISSISSIPPI's Form 8-K dated February 26,
                   1993, File No. 0-6849, as Exhibit 4(a)-2, in Certificate of
                   Notification, File No. 70-8127, as Exhibit A, in Form 8-K dated June 22, 1993, File No. 0-6849, as Exhibit 1 and in
                   Certificate of Notification, File No. 70-8127, as Exhibit
                   A.)

     SAVANNAH

     (g)      -    Indenture dated as of March 1, 1945, between SAVANNAH and
                   NationsBank of Georgia, National Association, as
                   Trustee, and indentures supplemental thereto through July 1, 1993. (Designated in Registration Nos. 33-25183 as Exhibit
                   4(a)-(1), 33-41496 as Exhibit 4(a)-(2), 33-45757 as Exhibit
                   4(a)-(2), in SAVANNAH's Form 10-K for the year ended
                   December 31, 1991, File No. 1-5072, as Exhibit 4(b), in Form
                   8-K dated July 8, 1992, File No. 1-5072, as Exhibit 4(a)-3, in Registration No. 33-50587 as Exhibit 4(a)-(2) and in Form
                   8-K dated July 22, 1993, File No. 1-5072, as Exhibit 4.)

(10) MATERIAL CONTRACTS

     SOUTHERN

     (a) 1    -    Service contracts dated as of January 1, 1984 and Amendment
                   No. 1 dated as of September 6, 1985, between SCS and
                   ALABAMA, GEORGIA, GULF,  MISSISSIPPI, SEGCO and SOUTHERN.
                   (Designated in SOUTHERN's Form 10-K for the  year ended
                   December 31, 1984, File No. 1-3526, as Exhibit 10(a) and in
                   SOUTHERN's Form 10-K for the year ended December 31, 1985,
                   File No. 1-3526, as Exhibit 10(a)(3).)

     (a) 2    -    Service contract dated as of July 17, 1981, between SCS and
                   SEI.  (Designated in SOUTHERN's Form 10-K for the year ended
                   December 31, 1985, File No. 1-3526, as Exhibit 10(a)(2).)

     (a) 3   -    Service contract dated as of March 3, 1988, between SCS and
                  SAVANNAH. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1987, File No. 1-5072, as Exhibit 10-p.)

     (a) 4   -    Service contract dated as of January 15, 1991, between SCS and Southern Nuclear. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1991, File No. 1-3526, as
                  Exhibit 10(a)(4).)

     (a) 5   -    Interchange contract dated October 28, 1988, effective
                  January 1, 1989, between ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                  SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as
                  Exhibit 10(b).)

     (a) 6   -    Agreement dated as of January 27, 1959 and Amendment No. 1 dated as of October 27, 1982, among SEGCO, ALABAMA and GEORGIA. (Designated in Registration No. 2-59634 as Exhibit
                  5(c) and in GEORGIA's Form 10-K for the year ended December
                  31, 1982, File No. 1-6468, as Exhibit 10(d)(2).)

     (a) 7   -    Joint Committee Agreement dated as of August 27, 1976, among
                  GEORGIA, OPC, MEAG and Dalton.  (Designated in Registration
                  No. 2-61116 as Exhibit 5(d).)

     (a) 8   -    Edwin I. Hatch Nuclear Plant Purchase and Ownership
                  Participation Agreement dated as of January 6, 1975, between
                  GEORGIA and OPC.  (Designated in Form 8-K for January, 1975,
                  File No. 1-6468, as Exhibit (b)(1).)

     (a) 9   -    Edwin I. Hatch Nuclear Plant Operating Agreement dated as of
                  January 6, 1975, between GEORGIA and OPC.  (Designated in
                  Form 8-K for January, 1975, File No. 1-6468, as Exhibit
                  (b)(3).)

     (a) 10  -    Revised and Restated Integrated Transmission System
                  Agreement dated as of November 12, 1990, between GEORGIA and OPC. (Designated in GEORGIA's Form 10-K for the year ended
                  December 31, 1990, File No. 1-6468, as Exhibit 10(g).)

     (a) 11  -    Plant Hal Wansley Purchase and Ownership Participation
                  Agreement dated as of March 26, 1976, between GEORGIA and OPC. (Designated in Certificate of Notification, File No.
                  70-5592, as Exhibit A.)

     (a) 12  -    Plant Hal Wansley Operating Agreement dated as of March 26,
                  1976, between GEORGIA and OPC.  (Designated in Certificate of
                  Notification, File No. 70-5592, as Exhibit B.)

     (a) 13  -    Edwin I. Hatch Nuclear Plant Purchase and Ownership
                  Participation Agreement dated as of August 27, 1976, between
                  GEORGIA, MEAG and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit (b)(1).)

     (a) 14   -   Edwin I. Hatch Nuclear Plant Operating Agreement dated as of
                  August 27, 1976, between GEORGIA, MEAG and Dalton.
                  (Designated in Form 8-K for February, 1977, File No. 1-6468, as Exhibit (b)(2).)

     (a) 15   -   Alvin W. Vogtle Nuclear Units Number One and Two Purchase and
                  Ownership Participation Agreement dated as of August 27, 1976 and Amendment No. 1 dated as of January 18, 1977, among
                  GEORGIA, OPC, MEAG and Dalton.  (Designated in Form U-1,
                  File No. 70-5792, as Exhibit B-1 and in Form 8-K for
                  January 1977, File No. 1-6468, as Exhibit (B)(3).)

     (a) 16   -   Alvin W. Vogtle Nuclear Units Number One and Two Operating
                  Agreement dated as of August 27, 1976, among GEORGIA, OPC,
                  MEAG and Dalton. (Designated in Form U-1, File No. 70-5792, as Exhibit B-2.)

     (a) 17   -   Alvin W. Vogtle Nuclear Units Number One and Two Purchase,
                  Amendment, Assignment and Assumption Agreement dated as of November 16, 1983, between GEORGIA and MEAG. (Designated in
                  GEORGIA's Form 10-K for the year ended December 31, 1983,
                  File No. 1-6468, as Exhibit 10(k)(4).)

     (a) 18   -   Plant Hal Wansley Purchase and Ownership Participation
                  Agreement dated as of August 27, 1976, between GEORGIA and MEAG. (Designated in Form 8-K dated as of July 5, 1977,
                  File No. 1-6468, as Exhibit (b)(2).)

     (a) 19   -   Plant Hal Wansley Operating Agreement dated as of August 27,
                  1976, between GEORGIA and MEAG. (Designated in Form 8-K dated as of July 5, 1977, File No. 1-6468, as Exhibit (b)(4).)

     (a) 20   -   Integrated Transmission System Agreement dated as of August
                  27, 1976, between GEORGIA and Dalton.  (Designated in Form
                  8-K dated as of July 5, 1977, File No. 1-6468, as Exhibit
                  (b)(8).)

     (a) 21   -   Integrated Transmission System Agreement dated as of August
                  27, 1976, between GEORGIA and MEAG. (Designated in Form 8-K for February, 1977, File No. 1-6468, as Exhibit (b)(4).)

     (a) 22   -   Plant Hal Wansley Purchase and Ownership Participation
                  Agreement dated as of April 19, 1977, between GEORGIA and Dalton. (Designated in Form 8-K dated as of June 13, 1977,
                  File No. 1-6468, as Exhibit (b)(3).)

     (a) 23   -   Plant Hal Wansley Operating Agreement dated as of April 19,
                  1977, between GEORGIA and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit
                  (b)(7).)

     (a) 24   -   Plant Robert W. Scherer Units Number One and Two Purchase
                  and Ownership Participation Agreement dated as of May 15,
                  1980, Amendment No. 1 dated as of December 30, 1985,
                  Amendment No. 2 dated as of July 1, 1986 and Amendment No. 3 dated as of August 1, 1988, among GEORGIA, OPC, MEAG and
                  Dalton.  (Designated in Form U-1, File No. 70-6481, as
                  Exhibit B-3, in SOUTHERN's Form 10-K for the year ended
                  December 31, 1987, File

                     No. 1-3526, as Exhibit 10(o)(2) and in SOUTHERN's Form 10-K for the year ended December 31, 1989, File No. 1-3526, as Exhibit 10(n)(2).)

     (a) 25     -    Plant Robert W. Scherer Units Number One and Two Operating
                     Agreement dated as of May 15, 1980 and Amendment No. 1 dated as of December 3, 1985, among GEORGIA, OPC, MEAG and
                     Dalton.  (Designated in Form U-1, File No. 70-6481, as
                     Exhibit B-4 and in SOUTHERN's Form 10-K for the year ended
                     December 31, 1987, File No. 1-3526, as Exhibit 10(o)(4).)

     (a) 26     -    Plant Robert W. Scherer Purchase, Sale and Option
                     Agreement dated as of May 15, 1980, between GEORGIA and MEAG. (Designated in Form U-1, File No. 70-6481, as
                     Exhibit B-1.)

     (a) 27     -    Plant Robert W. Scherer Purchase and Sale Agreement dated
                     as of May 16, 1980, between GEORGIA and Dalton.
                     (Designated in Form U-1, File No. 70-6481, as Exhibit
                     B-2.)

     (a) 28     -    Plant Robert W. Scherer Unit Number Three Purchase and
                     Ownership Participation Agreement dated as of March 1,
                     1984, Amendment No. 1 dated as of July 1, 1986 and
                     Amendment No. 2 dated as of August 1, 1988, between
                     GEORGIA and GULF.  (Designated in Form U-1, File No.
                     70-6573, as Exhibit B-4, in SOUTHERN's Form 10-K for the year ended December 31, 1987, as Exhibit 10(o)(2) and in SOUTHERN's Form 10-K for the year ended December 31, 1989, as Exhibit 10(n)(2).)

     (a) 29     -    Plant Robert W. Scherer Unit Number Three Operating
                     Agreement dated as of March 1, 1984, between GEORGIA and GULF. (Designated in Form U-1, File No. 70-6573, as
                     Exhibit B-5.)

     (a) 30     -    Plant Robert W. Scherer Unit No. Four Amended and Restated
                     Purchase and Ownership Participation Agreement by and among GEORGIA, FP&L and JEA, dated as of December 31, 1990. (Designated in Form U-1, File No. 70-7843, as
                     Exhibit B-1.)

     (a) 31     -    Plant Robert W. Scherer Unit No. Four Operating Agreement
                     by and among GEORGIA, FP&L and JEA, dated as of December 31, 1990. (Designated in Form U-1, File No.
                     70-7843, as Exhibit B-2.)

     (a) 32     -    Amended and Restated Unit Power Sales Agreement dated
                     February 18, 1982 and Amendment No. 1 dated May 18,
                     1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1981, File No. 0-6849, as Exhibit
                     10(c)(2) and in GEORGIA's Form 10-K for the year ended
                     December 31, 1982, File No. 1-6468, as Exhibit 10(r)(3).)

     (a) 33     -    Amended and Restated Unit Power Sales Agreement dated May
                     19, 1982, Amendment No. 1 dated August 30, 1984 and
                     Amendment No. 2 dated October 30, 1987, between JEA and
                     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1982, File No. 1-6468, as Exhibit
                     10(s)(2), in SOUTHERN's Form 10-K for the year ended
                     December 31, 1984, File No. 1-3526, as Exhibit 10(r)(2) and in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468 as Exhibit 10(s)(2).)

     (a) 34   -      Unit Power Sales Agreement dated July 19, 1988, between
                     FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as Exhibit
                     10(d).)

     (a) 35   -      Amended Unit Power Sales Agreement dated July 20, 1988,
                     between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                     SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as
                     Exhibit 10(e).)

     (a) 36   -      Amended Unit Power Sales Agreement dated August 17, 1988,
                     between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                     SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as
                     Exhibit 10(f).)

     (a) 37   -      Unit Power Sales Agreement dated December 8, 1990, between
                     Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                     SAVANNAH and SCS. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as
                     Exhibit 10(x).)

     (a) 38   -      The Southern Company Executive Stock Plan For the Southern
                     Electric System and the First Amendment thereto.
                     (Designated in Registration No. 33-30171 as Exhibit 4(c).)

     (a) 39   -      Transition Energy Agreement dated December 31, 1990,
                     between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                     SAVANNAH and SCS. (Designated in GULF's Form 10-K for the year ended December 31, 1991, File No. 0-2429, as Exhibit
                     10(1).)

     (a) 40   -      Transition Energy Agreement dated December 31, 1990,
                     between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                     SAVANNAH and SCS. (Designated in GULF's Form 10-K for the year ended December 31, 1991, File No. 0-2429, as Exhibit
                     10(m).)

     (a) 41   -      Rocky Mountain Pumped Storage Hydroelectric Project
                     Ownership Participation Agreement dated November 18,
                     1988,  between OPC and GEORGIA.  (Designated in GEORGIA's
                     Form 10-K for the year ended December 31, 1988, File No.
                     1-6468, as Exhibit 10(x).)

     (a) 42   -      Rocky Mountain Pumped Storage Hydroelectric Project
                     Operating Agreement dated November 18, 1988, between
                     OPC and GEORGIA. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1988, File No. 1-6468, as
                     Exhibit 10(y).)

     (a) 43     -    Purchase and Ownership Agreement for Joint Ownership
                     Interest in the James H. Miller, Jr. Steam Electric
                     Generating Plant Units One and Two dated November 18,
                     1988, between ALABAMA and AEC. (Designated in Form U-1,
                     File No. 70-7609, as Exhibit B-1.)

     (a) 44     -    Operating Agreement for Joint Ownership Interest in the
                     James H. Miller, Jr. Steam Electric Generating Plant
                     Units One and Two dated November 18, 1988, between ALABAMA and AEC. (Designated in Form U-1, File No. 70-7609, as
                     Exhibit B-2.)

     (a) 45     -    Transmission Facilities Agreement dated February 25, 1982,
                     Amendment No. 1 dated May 12, 1982 and Amendment No. 2 dated December 6, 1983, between Gulf States and
                     MISSISSIPPI. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1981, File No. 0-6849, as
                     Exhibit 10(f), in MISSISSIPPI's Form 10-K for the year ended December 31, 1982, File No. 0-6849, as Exhibit
                     10(f)(2) and in MISSISSIPPI's Form 10-K for the year ended
                     December 31, 1983, File No. 0-6849, as Exhibit 10(f)(3).)

     (a) 46     -    Form of commitment agreement, Amendment No. 1 and
                     Amendment No. 2 with respect to SOUTHERN, ALABAMA,
                     GEORGIA and MISSISSIPPI revolving credits. (Designated in Form U-1, File No. 70-7738, as Exhibit A-5 and in Form
                     U-1, File No. 70-7937, as A-5(b).)

     (a) 47     -    Block Power Sale Agreement between GEORGIA and OPC dated
                     as of November 12, 1990.  (Designated in GEORGIA's Form
                     10-K for the year ended December 31, 1990, File No.
                     1-6468, as Exhibit 10(cc).)

     (a) 48     -    Coordination Services Agreement between GEORGIA and OPC
                     dated as of November 12, 1990. (Designated in GEORGIA's
                     Form 10-K for the year ended December 31, 1990, File No.
                     1-6468, as Exhibit 10(dd).)

    *(a) 49    -     Amended and Restated Nuclear Managing Board Agreement for
                     Plant Hatch and Plant Vogtle among GEORGIA, OPC, MEAG and Dalton dated as of July 1, 1993.

     (a) 50     -    Integrated Transmission System Agreement, Power Sale and
                     Coordination Umbrella Agreement between GEORGIA and OPC dated as of November 12, 1990. (Designated in GEORGIA's
                     Form 10-K for the year ended December 31, 1990, File No.
                     1-6468, as Exhibit 10(ff).)

     (a) 51     -    Revised and Restated Integrated Transmission System
                     Agreement between GEORGIA and Dalton dated as of December 7, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as
                     Exhibit 10(gg).)

     (a) 52     -    Revised and Restated Integrated Transmission System
                     Agreement between GEORGIA and MEAG dated as of December
                     7, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit
                     10(hh).)

     (a) 53    -     Long Term Transmission Service Agreement between Entergy
                     Power, Inc. and ALABAMA, MISSISSIPPI and SCS.
                     (Designated in SOUTHERN's Form 10-K for the year ended
                     December 31, 1992, File No. 1-3526, as Exhibit 10(a)53.)

    *(a) 54    -     Amendment No. 4 to the Plant Robert W. Scherer Units
                     Number One and Two Purchase and Ownership Participation
                     Agreement dated as of December 31, 1990.

    *(a) 55    -     Amendment No. 2 to the Plant Robert W. Scherer Units
                     Number One and Two Operating Agreement dated as of
                     December 31, 1990.

    *(a) 56    -     Plant Scherer Managing Board Agreement dated as of
                     December 31, 1990 among GEORGIA, OPC, MEAG, Dalton,
                     GULF, FP&L and JEA.

    *(a) 57    -     Plant McIntosh Combustion Turbine Purchase and Ownership
                     Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992.

    *(a) 58    -     Plant McIntosh Combustion Turbine Operating Agreement
                     between GEORGIA and SAVANNAH dated as of December 15, 1992.

    *(a) 59    -     Power Purchase Agreement dated as of December 3, 1993
                     between GEORGIA and FPC.

     ALABAMA

     (b) 1     -     Indenture dated as of June 1, 1959, between SEGCO and
                     Citibank, N.A., as Trustee, and indentures supplemental thereto through December 1, 1962. (Designated in
                     Registration No. 2-59843 as Exhibit 2(a)-8.)

     (b) 2     -     Service contracts dated as of January 1, 1984 and
                     Amendment No. 1 dated as of September 6, 1985, between
                     SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and
                     SOUTHERN.  See Exhibit 10(a)1 herein.

     (b) 3     -     Interchange contract dated October 28, 1988, effective
                     January 1, 1989, between ALABAMA, GEORGIA, GULF,
                     MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)5 herein.

     (b) 4     -     Agreement dated as of January 27, 1959 and Amendment No.
                     1 dated as of October 27, 1982, among SEGCO, ALABAMA and GEORGIA. See Exhibit 10(a)6 herein.

     (b) 5     -     Amended and Restated Unit Power Sales Agreement dated
                     February 18, 1982 and Amendment No. 1 dated May 18,
                     1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)32 herein.

     (b) 6    -      Amended and Restated Unit Power Sales Agreement dated May
                     19, 1982, Amendment No. 1, dated August 30, 1984 and
                     Amendment No. 2, dated October 30, 1987, between JEA and
                     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS.  See Exhibit
                     10(a)33 herein.

     (b) 7    -      Unit Power Sales Agreement dated July 19, 1988, between
                     FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)34 herein.

     (b) 8    -      Amended Unit Power Sales Agreement dated July 20, 1988,
                     between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                     SAVANNAH and SCS.  See Exhibit 10(a)35 herein.

     (b) 9    -      Amended Unit Power Sales Agreement dated August 17, 1988,
                     between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                     SAVANNAH and SCS.  See Exhibit 10(a)36 herein.

     (b) 10   -      Unit Power Sales Agreement dated December 8, 1990,
                     between Tallahassee and ALABAMA, GEORGIA, GULF,
                     MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)37 herein.

     (b) 11   -      Transition Energy Agreement dated December 31, 1990,
                     between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                     SAVANNAH and SCS.  See Exhibit 10(a)39 herein.

     (b) 12   -      Transition Energy Agreement dated December 31, 1990,
                     between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                     SAVANNAH and SCS.   See Exhibit 10(a)40 herein.

     (b) 13   -      Firm Power Purchase Contract between ALABAMA and AMEA.
                     (Designated in Certificate of Notification, File No.
                     70-7212, as Exhibit B.)

     (b) 14   -      1991 Firm Power Purchase Contract between ALABAMA and
                     AMEA.  (Designated in Form U-1, File No. 70- 7873, as
                     Exhibit B-1.)

     (b) 15   -      Purchase and Ownership Agreement for Joint Ownership
                     Interest in the James H. Miller, Jr. Steam Electric
                     Generating Plant Units One and Two dated November 18,
                     1988, between ALABAMA and AEC. See Exhibit 10(a)43 herein.

     (b) 16   -      Operating Agreement for Joint Ownership Interest in the
                     James H. Miller, Jr. Steam Electric Generating Plant
                     Units One and Two dated November 18, 1988, between ALABAMA and AEC. See Exhibit 10(a)44 herein.

     (b) 17   -      Form of commitment agreement, Amendment No. 1 and
                     Amendment No. 2 with respect to SOUTHERN, ALABAMA,
                     GEORGIA and MISSISSIPPI revolving credits.  See Exhibit
                     10(a)46 herein.

     (b) 18           -       Long Term Transmission Service Agreement between
                              Entergy Power, Inc. and ALABAMA, MISSISSIPPI and
                              SCS.  See Exhibit 10(a)53 herein.

     GEORGIA

     (c) 1            -       Indenture dated as of June 1, 1959, between
                              SEGCO and Citibank, N.A., as Trustee, and indentures supplemental thereto through December
                              1, 1962.  See Exhibit 10(b)1 herein.

     (c) 2            -       Service contracts dated as of January 1, 1984 and
                              Amendment No. 1 dated as of September 6, 1985, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIP
                              PI, SEGCO and SOUTHERN. See Exhibit 10(a)1 herein.

     (c) 3            -       Interchange contract dated October 28, 1988,
                              effective January 1, 1989, between ALABAMA,
                              GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS.
                              See Exhibit 10(a)5 herein.

     (c) 4            -       Agreement dated as of January 27, 1959 and
                              Amendment No. 1 dated as of October 27, 1982, among SEGCO, ALABAMA and GEORGIA. See Exhibit
                              10(a)6 herein.

     (c) 5            -       Joint Committee Agreement dated as of August 27,
                              1976, among GEORGIA, OPC, MEAG and Dalton.  See
                              Exhibit 10(a)7 herein.

     (c) 6            -       Edwin I. Hatch Nuclear Plant Purchase and
                              Ownership Participation Agreement dated as of January 6, 1975, between GEORGIA and OPC. See
                              Exhibit 10(a)8 herein.

     (c) 7            -       Edwin I. Hatch Nuclear Plant Operating Agreement
                              dated as of January 6, 1975, between GEORGIA and OPC. See Exhibit 10(a)9 herein.

     (c) 8            -       Revised and Restated Integrated Transmission
                              System Agreement dated as of November 12, 1990, between GEORGIA and OPC. See Exhibit 10(a)10 herein.

     (c) 9            -       Plant Hal Wansley Purchase and Ownership
                              Participation Agreement dated as of March 26,
                              1976, between GEORGIA and OPC.  See Exhibit 10(a)
                              11 herein.

     (c) 10           -       Plant Hal Wansley Operating Agreement dated as of
                              March 26, 1976, between GEORGIA and OPC.  See
                              Exhibit 10(a)12 herein.

     (c) 11           -       Edwin I. Hatch Nuclear Plant Purchase and
                              Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA, MEAG and
                              Dalton.  See Exhibit 10(a)13 herein.

     (c) 12           -       Edwin I. Hatch Nuclear Plant Operating Agreement
                              dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. See Exhibit 10(a)14 herein.

     (c) 13           -       Alvin W. Vogtle Nuclear Units Number One and Two
                              Purchase and Ownership Participation Agreement dated as of August 27, 1976 and Amendment No. 1 dated as of January 18, 1977, among GEORGIA, OPC,
                              MEAG and Dalton.  See Exhibit 10(a)15 herein.

     (c) 14           -       Alvin W. Vogtle Nuclear Units Number One and Two
                              Operating Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton. See Exhibit
                              10(a)16 herein.

     (c) 15           -       Alvin W. Vogtle Nuclear Units Number One and Two
                              Purchase, Amendment, Assignment and Assumption
                              Agreement dated as of November 16, 1983, between GEORGIA and MEAG. See Exhibit 10(a)17 herein.

     (c) 16           -       Plant Hal Wansley Purchase and Ownership
                              Participation Agreement dated as of August 27,
                              1976, between GEORGIA and MEAG.  See Exhibit
                              10(a)18 herein.

     (c) 17           -       Plant Hal Wansley Operating Agreement dated as
                              of August 27, 1976, between GEORGIA and MEAG. See
                              Exhibit 10(a)19 herein.

     (c) 18           -       Integrated Transmission System Agreement dated
                              as of August 27, 1976, between GEORGIA and Dalton.
                              See Exhibit 10(a)20 herein.

     (c) 19           -       Integrated Transmission System Agreement dated
                              as of August 27, 1976, between GEORGIA and MEAG.
                              See Exhibit 10(a)21 herein.

     (c) 20           -       Plant Hal Wansley Purchase and Ownership
                              Participation Agreement dated as of April 19,
                              1977, between GEORGIA and Dalton.  See Exhibit
                              10(a)22 herein.

     (c) 21           -       Plant Hal Wansley Operating Agreement dated as of
                              April 19, 1977, between GEORGIA and Dalton.  See
                              Exhibit 10(a)23 herein.

     (c) 22           -       Plant Robert W. Scherer Units Number One and Two
                              Purchase and Ownership Participation Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 30, 1985, Amendment No. 2 dated as of July 1, 1986 and Amendment No. 3 dated as of
                              August 1, 1988, among GEORGIA, OPC, MEAG and
                              Dalton.  See Exhibit 10(a)24 herein.

     (c) 23           -       Plant Robert W. Scherer Units Number One and Two
                              Operating Agreement dated as of May 15, 1980 and
                              Amendment No. 1 dated as of December 3, 1985, among GEORGIA, OPC, MEAG and Dalton. See Exhibit
                              10(a)25 herein.

     (c) 24           -       Plant Robert W. Scherer Purchase, Sale and Option
                              Agreement dated as of May 15, 1980, between GEORGIA and MEAG. See Exhibit 10(a)26 herein.

     (c) 25           -       Plant Robert W. Scherer Purchase and Sale
                              Agreement dated as of May 16, 1980, between GEORGIA and Dalton. See Exhibit 10(a)27 herein.

     (c) 26           -       Plant Robert W. Scherer Unit Number Three
                              Purchase and Ownership Participation Agreement dated as of March 1, 1984, Amendment No. 1 dated as of July 1, 1986 and Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. See
                              Exhibit 10(a)28 herein.

     (c) 27           -       Plant Robert W. Scherer Unit Number Three
                              Operating Agreement dated as of March 1, 1984, between GEORGIA and GULF. See Exhibit 10(a)29 herein.

     (c) 28           -       Plant Robert W. Scherer Unit No. Four Amended and
                              Restated Purchase and Ownership Participation
                              Agreement by and among GEORGIA, FP&L and JEA dated as of December 31, 1990. See Exhibit 10(a)
                              30 herein.

     (c) 29           -       Plant Robert W. Scherer Unit No. Four Operating
                              Agreement by and among GEORGIA, FP&L and JEA dated as of December 31, 1990. See Exhibit 10(a)31 herein.

     (c) 30           -       Amended and Restated Unit Power Sales Agreement
                              dated February 18, 1982 and Amendment No. 1 dated
                              May 18, 1982, between FP&L and ALABAMA, GEORGIA,
                              GULF, MISSISSIPPI and SCS. See Exhibit 10(a)32 herein.

     (c) 31           -       Amended and Restated Unit Power Sales Agreement
                              dated May 19, 1982, Amendment No. 1, dated August
                              30, 1984 and Amendment No. 2 dated October 30,
                              1987, between JEA and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI and SCS.  See Exhibit 10(a)33 herein.

     (c) 32           -       Unit Power Sales Agreement dated July 19, 1988,
                              between FPC and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              34 herein.

     (c) 33           -       Amended Unit Power Sales Agreement dated July 20,
                              1988, between FP&L and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              35 herein.

     (c) 34           -       Amended Unit Power Sales Agreement dated August
                              17, 1988, between JEA and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              36 herein.

     (c) 35           -       Unit Power Sales Agreement dated December 8,
                              1990, between Tallahassee and ALABAMA, GEORGIA,
                              GULF, MISSISSIPPI, SAVANNAH and SCS.  See
                              Exhibit 10(a)37 herein.

    *(c) 36           -       Power Purchase Agreement dated as of December 3,
                              1993 between GEORGIA and FPC.  See Exhibit 10(a)
                              59 herein.

     (c) 37           -       Transition Energy Agreement dated December 31,
                              1990, between JEA and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              39 herein.

     (c) 38           -       Transition Energy Agreement dated December 31,
                              1990, between FP&L and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              40 herein.

     (c) 39           -       Rocky Mountain Pumped Storage Hydroelectric
                              Project Ownership Participation Agreement dated
                              November 18, 1988, between OPC and GEORGIA.  See
                              Exhibit 10(a)41 herein.

     (c) 40           -       Rocky Mountain Pumped Storage Hydroelectric
                              Project Operating Agreement dated November 18,
                              1988, between OPC and GEORGIA.  See Exhibit
                              10(a)42 herein.

     (c) 41           -       Form of commitment agreement, Amendment No. 1
                              and Amendment No. 2 with respect to SOUTHERN, ALABAMA, GEORGIA and MISSISSIPPI revolving credits. See Exhibit 10(a)46 herein.

     (c) 42           -       Block Power Sale Agreement between GEORGIA and
                              OPC dated as of November 12, 1990.  See Exhibit
                              10(a)47 herein.

     (c) 43           -       Coordination Services Agreement between GEORGIA
                              and OPC dated as of November 12, 1990.  See
                              Exhibit 10(a)48 herein.

    *(c) 44           -       Amended and Restated Nuclear Managing Board
                              Agreement for Plant Hatch and Plant Vogtle among
                              GEORGIA, OPC, MEAG and Dalton dated as of July 1,
                              1993.  See Exhibit 10(a)49 herein.

     (c) 45           -       Integrated Transmission System Agreement, Power
                              Sale and Coordination Umbrella Agreement between
                              GEORGIA and OPC dated as of November 12, 1990.
                              See Exhibit 10(a)50 herein.

     (c) 46           -       Revised and Restated Integrated Transmission
                              System Agreement between GEORGIA and Dalton dated as of December 7, 1990. See Exhibit 10(a)51 herein.

     (c) 47           -       Revised and Restated Integrated Transmission
                              System Agreement between GEORGIA and MEAG dated as of December 7, 1990. See Exhibit 10(a)52 herein.

    *(c) 48           -       Amendment No. 4 to the Plant Robert W. Scherer
                              Units Number One and Two Purchase and Ownership
                              Participation Agreement dated as of December 31,
                              1990.  See Exhibit 10(a)54 herein.

    *(a) 49           -       Amendment No. 2 to the Plant Robert W. Scherer
                              Units Number One and Two Operating Agreement dated as of December 31, 1990. See Exhibit 10(a)55 herein.

    *(c) 50           -       Plant Scherer Managing Board Agreement dated as
                              of December 31, 1990 among GEORGIA, OPC, MEAG,
                              Dalton, GULF, FP&L and JEA. See Exhibit 10(a)56 herein.

    *(c) 51           -       Plant McIntosh Combustion Turbine Purchase and
                              Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See
                              Exhibit 10(a)57 herein.

    *(c) 52           -       Plant McIntosh Combustion Turbine Operating
                              Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See Exhibit 10(a)58 herein.

     GULF

     (d) 1            -       Service contracts dated as of January 1, 1984 and
                              Amendment No. 1 dated as of September 6, 1985, between SCS and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SEGCO and SOUTHERN.  See Exhibit
                              10(a)1 herein.

     (d) 2            -       Interchange contract dated October 28, 1988,
                              effective January 1, 1989, between ALABAMA,
                              GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS.
                              See Exhibit 10(a)5 herein.

     (d) 3            -       Plant Robert W. Scherer Unit Number Three
                              Purchase and Ownership Participation Agreement dated as of March 1, 1984, Amendment No. 1 dated as of July 1, 1986 and Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF.
                              See Exhibit 10(a)28 herein.

     (d) 4            -       Plant Robert W. Scherer Unit Number Three
                              Operating Agreement dated as of March 1, 1984, between GEORGIA and GULF. See Exhibit 10(a)29 herein.

     (d) 5            -       Amended and Restated Unit Power Sales Agreement
                              dated February 18, 1982 and Amendment No. 1 dated
                              May 18, 1982, between FP&L and ALABAMA, GEORGIA,
                              GULF, MISSISSIPPI and SCS. See Exhibit 10(a)32 herein.

     (d) 6            -       Amended and Restated Unit Power Sales Agreement
                              dated May 19, 1982, Amendment No. 1 dated August
                              30, 1984 and Amendment No. 2 dated October 30,
                              1987, between JEA and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI and SCS.  See Exhibit 10(a)33 herein.

     (d) 7            -       Unit Power Sales Agreement dated July 19, 1988,
                              between FPC and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              34 herein.

     (d) 8            -       Amended Unit Power Sales Agreement dated July 20,
                              1988, between FP&L and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              35 herein.

     (d) 9            -       Amended Unit Power Sales Agreement dated August
                              17, 1988, between JEA and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              36 herein.

     (d) 10           -       Agreement between GULF and AEC, effective August
                              1, 1985. (Designated in GULF's Form 10-K for the year ended December 31, 1985, File No. 0-2429, as
                              Exhibit 10(g).)

     (d) 11           -       Unit Power Sales Agreement dated December 8,
                              1990, between Tallahassee and ALABAMA, GEORGIA,
                              GULF, MISSISSIPPI, SAVANNAH and SCS.  See
                              Exhibit 10(a)37 herein.

     (d) 12           -       Transition Energy Agreement dated December 31,
                              1990, between JEA and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              39 herein.

     (d) 13           -       Transition Energy Agreement dated December 31,
                              1990, between FP&L and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              40 herein.

     MISSISSIPPI

     (e) 1            -       Service contracts dated as of January 1, 1984 and
                              Amendment No. 1 dated September 6, 1985, between
                              SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI,
                              SEGCO and SOUTHERN.  See Exhibit 10(a)1 herein.

     (e) 2            -       Interchange contract dated October 28, 1988,
                              effective January 1, 1989, between ALABAMA,
                              GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS.
                              See Exhibit 10(a)5 herein.

     (e) 3            -       Amended and Restated Unit Power Sales Agreement
                              dated February 18, 1982 and Amendment No. 1 dated
                              May 18, 1982, between FP&L and ALABAMA, GEORGIA,
                              GULF, MISSISSIPPI and SCS. See Exhibit 10(a)32 herein.

     (e) 4            -       Amended and Restated Unit Power Sales Agreement
                              dated May 19, 1982, Amendment No. 1 dated August
                              30, 1984, and Amendment No. 2 dated October 30,
                              1987, between JEA and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI and SCS.  See Exhibit 10(a)33 herein.

     (e) 5            -       Unit Power Sales Agreement dated July 19, 1988,
                              between FPC and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              34 herein.

     (e) 6            -       Amended Unit Power Sales Agreement dated July 20,
                              1988, between FP&L and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              35 herein.

     (e) 7            -       Amended Unit Power Sales Agreement dated August
                              17, 1988, between JEA and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              36 herein.

     (e) 8            -       Unit Power Sales Agreement dated December 8,
                              1990, between Tallahassee and ALABAMA, GEORGIA,
                              GULF, MISSISSIPPI, SAVANNAH and SCS.  See
                              Exhibit 10(a)37 herein.

     (e) 9            -       Transition Energy Agreement dated December 31,
                              1990, between JEA and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              39 herein.

     (e) 10           -       Transition Energy Agreement dated December 31,
                              1990, between FP&L and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              40 herein.

     (e) 11           -       Transmission Facilities Agreement dated February
                              25, 1982, Amendment No. 1 dated May 12, 1982 and
                              Amendment No. 2 dated December 6, 1983, between
                              Gulf States and MISSISSIPPI.   See Exhibit 10(a)45
                              herein.

     (e) 12           -       Form of commitment agreement, Amendment No. 1 and
                              Amendment No. 2 with respect to SOUTHERN,
                              ALABAMA, GEORGIA and MISSISSIPPI revolving credits. See Exhibit 10(a)46 herein.

     (e) 13           -       Long Term Transmission Service Agreement between
                              Entergy Power, Inc. and ALABAMA  MISSISSIPPI and
                              SCS.  See Exhibit 10(a)53 herein.

     SAVANNAH

     (f) 1            -       Service contract dated as of March 3, 1988,
                              between SCS and SAVANNAH. See Exhibit 10(a)3 herein.

     (f) 2            -       Interchange contract dated October 28, 1988,
                              effective January 1, 1989, between ALABAMA,
                              GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS.
                              See Exhibit 10(a)5 herein.

     (f) 3            -       Unit Power Sales Agreement dated July 19, 1988,
                              between FPC and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              34 herein.

     (f) 4            -       Amended Unit Power Sales Agreement dated July 20,
                              1988, between FP&L and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              35 herein.

     (f) 5            -       Amended Unit Power Sales Agreement dated August
                              17, 1988, between JEA and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              36 herein.

     (f) 6            -       Unit Power Sales Agreement dated December 8,
                              1990, between Tallahassee and ALABAMA, GEORGIA,
                              GULF, MISSISSIPPI, SAVANNAH and SCS.  See
                              Exhibit 10(a)37 herein.

      (f) 7           -       Transition Energy Agreement dated December 31,
                              1990, between JEA and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              39 herein.

      (f) 8           -       Transition Energy Agreement dated December 31,
                              1990, between FP&L and ALABAMA, GEORGIA, GULF,
                              MISSISSIPPI, SAVANNAH and SCS.  See Exhibit 10(a)
                              40 herein.

     *(f) 9           -       Plant McIntosh Combustion Turbine Purchase and
                              Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See
                              Exhibit 10(a) 57 herein.

     *(f) 10          -       Plant McIntosh Combustion Turbine Operating
                              Agreement between GEORGIA and SAVANNAH dated
                              December 15, 1992.  See Exhibit 10(a)58 herein.


(21)     *SUBSIDIARIES OF REGISTRANTS - Contained herein at page IV-5.

(23)     CONSENTS OF EXPERTS AND COUNSEL

     SOUTHERN

     *(a)             -       The consent of Arthur Andersen & Co. is contained
                              herein at page IV-6.

     ALABAMA

     *(b)             -       The consent of Arthur Andersen & Co. is contained
                              herein at page IV-7.

     GEORGIA

     *(c)             -       The consent of Arthur Andersen & Co. is contained
                              herein at page IV-8.

     GULF

     *(d)             -       The consent of Arthur Andersen & Co. is contained
                              herein at page IV-9.

     MISSISSIPPI

     *(e)             -       The consent of Arthur Andersen & Co. is contained
                              herein at page IV-10.

     SAVANNAH

     *(f)             -       The consent of Arthur Andersen & Co. is contained
                              herein at page IV-11.

(24)     POWERS OF ATTORNEY AND RESOLUTIONS

     SOUTHERN

     *(a)             -       Power of Attorney and resolution.

     ALABAMA

     *(b)             -       Power of Attorney and resolution.

     GEORGIA

     *(c)             -       Power of Attorney and resolution.

     GULF

     *(d)             -       Power of Attorney and resolution.

     MISSISSIPPI

     *(e)             -       Power of Attorney and resolution.

     SAVANNAH

     *(f)             -       Power of Attorney and resolution.