Form 10-Q
period 1994-03-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1994-05-16
CIK 92122, 3153, 41091, 44545, 66904, 86940

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1994
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____TO_____

COMMISSION                   REGISTRANT, STATE OF INCORPORATION,                   I.R.S. EMPLOYER
FILE NUMBER                    ADDRESS AND TELEPHONE NUMBER                      IDENTIFICATION NO.
- -----------                 -------------------------------                      ------------------
1-3526                      THE SOUTHERN COMPANY                                     58-0690070
                            (A Delaware Corporation)
                            64 Perimeter Center East
                            Atlanta, Georgia 30346
                            (404) 393-0650

1-3164                      ALABAMA POWER COMPANY                                    63-0004250
                            (An Alabama Corporation)
                            600 North 18th Street
                            Birmingham, Alabama 35291
                            (205) 250-1000

1-6468                      GEORGIA POWER COMPANY                                    58-0257110
                            (A Georgia Corporation)
                            333 Piedmont Avenue, N.E.
                            Atlanta, Georgia 30308
                            (404) 526-6526

0-2429                      GULF POWER COMPANY                                       59-0276810
                            (A Maine Corporation)
                            500 Bayfront Parkway
                            Pensacola, Florida 32501
                            (904) 444-6111

0-6849                      MISSISSIPPI POWER COMPANy                                64-0205820
                            (A Mississippi Corporation)
                            2992 West Beach
                            Gulfport, Mississippi 39501
                            (601) 864-1211

1-5072                      SAVANNAH ELECTRIC AND POWER COMPANY                      58-0418070
                            (A Georgia Corporation)
                            600 Bay Street, East
                            Savannah, Georgia 31401
                            (912) 232-7171


   Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____


                                                       DESCRIPTION OF                         SHARES OUTSTANDING
REGISTRANT                                             COMMON STOCK                           AT APRIL 30, 1994
- ----------                                             -------------                          -----------------

THE SOUTHERN COMPANY                                   PAR VALUE $5 PER SHARE                    648,346,540
ALABAMA POWER COMPANY                                  PAR VALUE $40 PER SHARE                     5,608,955
GEORGIA POWER COMPANY                                  NO PAR VALUE                                7,761,500
GULF POWER COMPANY                                     NO PAR VALUE                                  992,717
MISSISSIPPI POWER COMPANY                              WITHOUT PAR VALUE                           1,121,000
SAVANNAH ELECTRIC AND POWER COMPANY                    PAR VALUE $5 PER SHARE                     10,844,635

    This combined Form 10-Q is separately filed by The Southern Company, Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company and Savannah Electric and Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

                               Table of Contents
PART I

                                                                                                               PAGE
DEFINITIONS
                                                                                                                  4
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
    Management's Opinion as to Fair Statement of Results                                                          6
    Condensed Statements of Income                                                                                7
    Condensed Statements of Cash Flows                                                                            8
    Condensed Balance Sheets                                                                                      9
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        11

ALABAMA POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         17
    Review by Independent Public Accountants                                                                     17
    Condensed Statements of Income                                                                               18
    Condensed Statements of Cash Flows                                                                           19
    Condensed Balance Sheets                                                                                     20
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        22
    Exhibit 1 - Report of Independent Public Accountants                                                         25

GEORGIA POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         27
    Review by Independent Public Accountants                                                                     27
    Condensed Statements of Income                                                                               28
    Condensed Statements of Cash Flows                                                                           29
    Condensed Balance Sheets                                                                                     30
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        32
    Exhibit 1 - Report of Independent Public Accountants                                                         36

GULF POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         38
    Condensed Statements of Income                                                                               39
    Condensed Statements of Cash Flows                                                                           40
    Condensed Balance Sheets                                                                                     41
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        43

MISSISSIPPI POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         47
    Condensed Statements of Income                                                                               48
    Condensed Statements of Cash Flows                                                                           49
    Condensed Balance Sheets                                                                                     50
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        52

SAVANNAH ELECTRIC AND POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         56
    Condensed Statements of Income                                                                               57
    Condensed Statements of Cash Flows                                                                           58
    Condensed Balance Sheets                                                                                     59
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        61

                               Table of Contents
                                  (Continued)

                                                                 PAGE
NOTES TO THE CONDENSED FINANCIAL STATEMENTS                       64

PART II
 Item 1.  Legal Proceedings                                       69

 Item 6.  Exhibits and Reports on Form 8-K                        69

SIGNATURES                                                        70

                                                   DEFINITIONS

    TERM                                                            MEANING
    ----                                                            -------
    AFUDC   . . . . . . . . . . . . . . . . . . . . . . . . . .     Allowance for Funds Used During Construction
    ALABAMA   . . . . . . . . . . . . . . . . . . . . . . . . .     Alabama Power Company
    Clean Air Act   . . . . . . . . . . . . . . . . . . . . . .     Clean Air Act Amendments of 1990
    ECO Plan  . . . . . . . . . . . . . . . . . . . . . . . . .     Environmental Compliance Overview Plan
    Energy Act  . . . . . . . . . . . . . . . . . . . . . . . .     Energy Policy Act of 1992
    FERC  . . . . . . . . . . . . . . . . . . . . . . . . . . .     Federal Energy Regulatory Commission
    GEORGIA   . . . . . . . . . . . . . . . . . . . . . . . . .     Georgia Power Company
    GULF  . . . . . . . . . . . . . . . . . . . . . . . . . . .     Gulf Power Company
    Gulf States   . . . . . . . . . . . . . . . . . . . . . . .     Gulf States Utilities Company
    MISSISSIPPI   . . . . . . . . . . . . . . . . . . . . . . .     Mississippi Power Company
    NML   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Nuclear Mutual Limited
    NRC   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Nuclear Regulatory Commission
    PEP   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Performance Evaluation Plan (PEP-1A)
    PSC   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Public Service Commission
    SAVANNAH    . . . . . . . . . . . . . . . . . . . . . . . .     Savannah Electric and Power Company
    SCS   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Southern Company Services, Inc.
    SEC   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Securities and Exchange Commission
    SEGCO   . . . . . . . . . . . . . . . . . . . . . . . . . .     Southern Electric Generating Company
    SOUTHERN    . . . . . . . . . . . . . . . . . . . . . . . .     The Southern Company

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

    The condensed financial statements of SOUTHERN included herein have been prepared by SOUTHERN, without audit, pursuant to the rules and regulations of the SEC. In the opinion of SOUTHERN's management, subject to the effect of such adjustments, if any, as might have been required had the outcome of the uncertainty with respect to the actions of the regulators regarding the recoverability of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project as more fully discussed in Note (G) to the Condensed Financial Statements herein, been known, the information furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in the first quarter of 1994, included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although SOUTHERN believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in SOUTHERN's latest annual report on Form 10-K.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                    For the Three Months            For the Twelve Months
                                                                      Ended March 31,                  Ended March 31,
                                                                      ---------------                  ---------------
                                                                    1994           1993             1994            1993
                                                                    ----           ----             ----            ----
OPERATING REVENUES                                              $1,932,430     $1,839,562        $8,582,012       $8,104,281
                                                                ----------     ----------        ----------       ----------
OPERATING EXPENSES:
Operation--
  Fuel                                                             479,991        457,387         2,287,610        2,125,084
  Purchased power                                                   80,660         94,215           322,129          438,203
  Provision for separation benefits                                 93,150              -            97,605                -
  Other                                                            330,173        310,795         1,460,627        1,312,175
Maintenance                                                        173,787        157,465           668,886          633,027
Depreciation and amortization                                      200,210        194,394           799,298          771,928
Amortization of deferred Plant Vogtle expenses, net (Note F)        12,618          3,027            45,875          (15,215)
Taxes other than income taxes                                      118,936        115,042           465,323          440,682
Federal and state income taxes                                     112,593        129,875           716,700          646,855
                                                                ----------     ----------        ----------       ----------
Total operating expenses                                         1,602,118      1,462,200         6,864,053        6,352,739
                                                                ----------     ----------        ----------       ----------
OPERATING INCOME                                                   330,312        377,362         1,717,959        1,751,542
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                  3,283            747            11,521            8,307
Interest income                                                      6,098          6,528            29,721           31,322
Other, net                                                         (15,876)        (8,145)          (49,066)         (55,499)
Income taxes applicable to other income                              6,061          3,405            59,868           37,586
                                                                ----------     ----------        ----------       ----------
INCOME BEFORE INTEREST CHARGES                                     329,878        379,897         1,770,003        1,773,258
                                                                ----------     ----------        ----------       ----------
INTEREST CHARGES AND PREFERRED DIVIDENDS:
Interest on long-term debt                                         142,571        155,662           581,655          662,125
Allowance for debt funds used during construction                   (4,384)        (2,654)          (14,984)         (11,366)
Interest on interim obligations                                      9,249          5,763            33,319           17,729
Amortization of debt discount, premium and expense, net              7,361          5,504            28,153           17,070
Other interest charges                                              12,144         14,314            84,918           40,844
Preferred dividends of subsidiary companies                         21,334         24,305            90,495          101,328
                                                                ----------     ----------        ----------       ----------
Net interest charges and preferred dividends                       188,275        202,894           803,556          827,730
                                                                ----------     ----------        ----------       ----------

CONSOLIDATED NET INCOME                                         $  141,603     $  177,003        $  966,447       $  945,528
                                                                ==========     ==========        ==========       ==========
AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING *(THOUSANDS)                            646,452        633,565           640,540          632,408
EARNINGS PER SHARE OF COMMON STOCK*                                  $0.22          $0.28             $1.51            $1.50
CASH DIVIDENDS PAID PER SHARE
  OF COMMON STOCK*                                                  $0.295         $0.285             $1.15            $1.11

*The data for 1993 are adjusted to reflect a two-for-one common stock split in the form of a stock distribution for each share issued and outstanding as of February 7, 1994.

( ) Denotes red figure.

The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                          --------------------
                                                                                          1994            1993
                                                                                          ----            ----
OPERATING ACTIVITIES:
Consolidated net income                                                                  $141,603       $177,003
Adjustments to reconcile consolidated net income to net cash provided by operating activities--
  Depreciation and amortization                                                           259,093        247,636
  Deferred income taxes, net                                                               (2,844)        33,590
  Allowance for equity funds used during construction                                      (3,283)          (747)
  Deferred Plant Vogtle costs                                                              12,618          3,027
  Provision for separation benefits                                                        91,466              -
  Other, net                                                                              (30,373)       (26,120)
Changes in certain current assets and liabilities--
  Receivables, net                                                                        177,397        172,464
  Fossil fuel stock                                                                       (30,907)       (73,013)
  Materials and supplies                                                                    2,892          2,335
  Accounts payable                                                                        (94,587)       (64,196)
  Other                                                                                   (62,362)        22,113
                                                                                         ---------      --------
Net cash provided from operating activities                                               460,713        494,092
                                                                                         ---------      --------
INVESTING ACTIVITIES:
Gross property additions                                                                 (319,410)      (262,792)
Other                                                                                     (40,133)       (41,251)
                                                                                         ---------      --------
Net cash used in investing activities                                                    (359,543)      (304,043)
                                                                                         ---------      --------
FINANCING ACTIVITIES:
Proceeds--
  Common stock                                                                            121,767         40,000
  First mortgage bonds                                                                     35,000      1,155,000
  Pollution control bonds                                                                  52,465          4,085
  Other long-term debt                                                                    264,653            704
Retirements--
  Preferred stock                                                                          (1,000)      (107,500)
  First mortgage bonds                                                                    (72,128)      (601,354)
  Pollution control bonds                                                                 (52,465)        (5,245)
  Other long-term debt                                                                    (37,652)       (18,367)
Special deposits-redemption funds                                                               -        (49,125)
Interim obligations, net                                                                 (181,833)      (280,944)
Payment of common stock dividends                                                        (191,262)      (180,381)
Miscellaneous                                                                              (3,702)       (48,186)
                                                                                         ---------      --------
Net cash provided from (used in) financing activities                                     (66,157)       (91,313)
                                                                                         ---------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    35,013         98,736
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          178,346         97,313
                                                                                         ---------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $213,359       $196,049
                                                                                         ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                   $166,489       $154,128
  Income taxes                                                                             49,356          1,201

The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                           At March 31,
                                                                              1994              At December 31,
                                                                           (Unaudited)                1993
                                                                          ------------          ---------------
UTILITY PLANT:
Plant in service (Note C)                                                 $27,812,068             $27,686,539
Less accumulated provision for depreciation                                 9,100,658               8,933,717
                                                                          -----------             -----------
                                                                           18,711,410              18,752,822
Nuclear fuel, at amortized cost                                               221,151                 229,293
Construction work in progress                                               1,142,370               1,031,240
                                                                          -----------             -----------
Total                                                                      20,074,931              20,013,355
                                                                          -----------             -----------

OTHER PROPERTY AND INVESTMENTS:
Foreign utility operations, being amortized                                   552,713                 558,960
Nuclear decommissioning trusts (Note C)                                        88,384                  87,487
Miscellaneous                                                                  92,564                  89,425
                                                                          -----------             -----------
Total                                                                         733,661                 735,872
                                                                          -----------             -----------

CURRENT ASSETS:
Cash and cash equivalents                                                     213,359                 178,346
Receivables, less accumulated provisions for uncollectible accounts
   of $8,654 at March 31, 1994 and $9,067 at December 31, 1993                967,337               1,146,774
Fossil fuel stock, at average cost                                            271,940                 241,051
Materials and supplies, at average cost                                       531,848                 547,697
Prepayments                                                                   152,181                 147,915
Miscellaneous                                                                  84,264                  73,074
                                                                          -----------             -----------
Total                                                                       2,220,929               2,334,857
                                                                          -----------             -----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                    1,531,015               1,546,338
Deferred Plant Vogtle costs (Note F)                                          494,362                 506,980
Debt expense and loss, being amortized                                        321,063                 320,515
Deferred fuel charges                                                          64,338                  70,404
Miscellaneous                                                                 432,459                 382,336
                                                                          -----------             -----------
Total                                                                       2,843,237              2,826,5723
                                                                          -----------             -----------

TOTAL ASSETS                                                              $25,872,758             $25,910,657
                                                                          ===========             ===========


The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                         At March 31,
                                                                             1994                At December 31,
                                                                         (Unaudited)                  1993
                                                                       --------------            ---------------
CAPITALIZATION:
Common stock, par value $5 per share -
   Authorized - 1 billion shares;
   Outstanding - March 31, 1994:  648,346,540 shares
   December 31, 1993:  642,661,658 shares*                              $ 3,241,734                 $ 3,213,308
Paid-in capital                                                           1,595,391                   1,502,193
Premium on preferred stock                                                    1,012                       1,012
Retained earnings                                                         2,917,663                   2,967,706
                                                                        -----------                 -----------
                                                                          7,755,800                   7,684,219
Preferred stock                                                           1,332,203                   1,332,203
Preferred stock subject to mandatory redemption                                 500                       1,000
Long-term debt                                                            7,656,946                   7,411,455
                                                                        -----------                 -----------
Total                                                                    16,745,449                  16,428,877
                                                                        -----------                 -----------

CURRENT LIABILITIES:
Preferred stock due within one year                                             500                       1,000
Long-term debt due within one year                                          101,252                     155,638
Notes payable                                                               665,926                     865,381
Commercial paper                                                             93,149                      75,527
Accounts payable                                                            563,653                     697,749
Customer deposits                                                           103,603                     102,822
Taxes accrued--
  Federal and state income                                                   75,950                      34,023
  Other                                                                     105,781                     171,673
Interest accrued                                                            176,212                     186,057
Vacation pay accrued                                                         91,940                      90,206
Miscellaneous                                                               185,947                     190,638
                                                                        -----------                 -----------
Total                                                                     2,163,913                   2,570,714
                                                                        -----------                 -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                         3,980,782                   3,978,889
Deferred credits related to income taxes                                  1,036,584                   1,050,512
Accumulated deferred investment tax credits                                 891,702                     900,203
Disallowed Plant Vogtle capacity buyback costs                               59,921                      63,067
Prepaid capacity revenues, net                                              142,474                     143,762
Miscellaneous                                                               851,933                     774,633
                                                                        -----------                 -----------
Total                                                                     6,963,396                   6,911,066
                                                                        -----------                 -----------

TOTAL CAPITALIZATION AND LIABILITIES                                    $25,872,758                 $25,910,657
                                                                        ===========                 ===========

*Adjusted to reflect a two-for-one common stock split in the form of a stock distribution for each share issued and outstanding as of February 7, 1994.


The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

EARNINGS
SOUTHERN's earnings for the first three months of 1994 were lower than earnings recorded in the same period of 1993 primarily because of costs associated with workforce reduction programs for GEORGIA and the system service company, SCS. Consolidated net income was $142 million for the first quarter of 1994, compared to $177 million for the first quarter of 1993. Earnings per share were $0.22 in the first quarter of 1994, compared to $0.28 in the corresponding period of 1993. However, disregarding the after-tax effect of the workforce reduction programs of $57 million ($0.09 per share), earnings would have risen approximately $22 million. The improvement in operating results was primarily the result of higher retail revenues and lower capital costs.

REVENUES
Retail energy sales increased 4.9% primarily because of weather, abetted by improvement in the economy. Energy sales to residential, commercial and industrial customers increased 6.8%, 6.7% and 2.5%, respectively. Wholesale energy sales decreased due to reduced demand and scheduled reductions in off-system contracts. Capacity revenues for the first quarter of 1994 were $21 million less than in the first quarter of 1993 primarily because GEORGIA completed the second sale of a portion of Plant Scherer Unit 4 in June 1993. The third sale in a series of four transactions for the sale of this generating unit is scheduled for June 1994. The generation from this unit has been dedicated to unit power sales.

EXPENSES
Fuel expense for the first three months of 1994, compared to the corresponding period of 1993, increased due primarily to a 3.8% increase in fossil fuel generation. The increase in fossil generation was necessitated by increased demand and reduced hydro generation. Purchased power expense decreased because of the reduction in capacity buyback payments by GEORGIA to the co-owners of plants Vogtle and Scherer. See Note (F) to the Condensed Financial Statements herein for information regarding the Georgia PSC's retail rate order that required the levelization of capacity buyback expense for Plant Vogtle.

    The workforce reduction programs initiated by GEORGIA and SCS and an earlier one for SAVANNAH are projected to yield pre-tax savings, disregarding the one-time cost of these programs, of approximately $16 million in 1994 and approximately $30 million in each of the succeeding four years. Maintenance expenses increased due to the timing of scheduled maintenance on generating units. The increase in depreciation and amortization is attributable to increased investment in plant.

    The decrease in income tax expense was not proportionate to the change in net income because of the federal income tax rate increase enacted in August 1993.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

INTEREST CHARGES AND DIVIDENDS ON PREFERRED STOCK
The decrease in interest on long-term debt and dividends on preferred stock reflects the SOUTHERN system's efforts to decrease its capital costs. In response to the low interest rate levels prevailing during 1992 and 1993, the SOUTHERN system refinanced a significant portion of its long-term debt and preferred stock. To the extent it is economically feasible, efforts to reduce capital costs will continue.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
AFUDC represents the cost of capital charged to utility plant under construction and not included in rate base. The equity portion represents non-cash income. However, when facilities are completed and included in rate base, previously capitalized amounts significantly increase cash flow because revenues are higher as a result of the increased rate base and additional depreciation expense.

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings is contingent upon numerous factors ranging from regulatory matters to growth in energy sales.

    Reference is made to the Notes to the Condensed Financial Statements herein for further discussion of various uncertainties and legal proceedings related to: the actions of regulators regarding the recovery of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project; a civil suit filed against ALABAMA related to financing agreements; a suit filed against GULF related to fuel transportation; and the outcome of a proceeding initiated by the FERC to determine the appropriate return on equity on wholesale power and transmission contracts.

    Pursuant to an Integrated Resource Plan approved by the Georgia PSC, GEORGIA has implemented various demand-side option programs and had been authorized by the Georgia PSC to recover associated program costs through rate riders. In October 1993, a superior court judge ruled that recovery of these costs through rate riders was unlawful. GEORGIA has appealed this ruling and ceased collection of the rate riders. The Georgia PSC has allowed the deferral of program costs pending the final outcome of this matter. For additional information on this matter, see Note (H) to the Condensed Financial Statements herein.

    Compliance costs related to the Clean Air Act will reduce earnings if such increased costs cannot be offset. The Clean Air Act is discussed under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in SOUTHERN's 1993 Annual Report on Form 10-K.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

    Future earnings in the near term will also depend upon growth in electric sales which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in SOUTHERN's service area. The enactment of the Energy Act will have a profound effect on the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in SOUTHERN's 1993 Annual Report on Form 10-K.

    The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. In response to these questions the electric utility industry has requested the Financial Accounting Standards Board to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual provisions for decommissioning could increase and (2) the total estimated cost for decommissioning may be required to be recorded as a liability on the balance sheet. ALABAMA and GEORGIA do not believe that such changes, if required, would have a significant adverse effect on results of operations due to their current and expected future ability to recover decommissioning costs through rates. Further discussion of nuclear decommissioning costs is made in Note (C) to the Condensed Financial Statements herein.

FINANCIAL CONDITION

OVERVIEW
The major changes in SOUTHERN's financial condition during the first three months of 1994 were the addition of approximately $319 million to utility plant and the sale of SOUTHERN's common stock for $122 million. The funds for gross property additions and other capital requirements were derived primarily from operations, an increase in short-term indebtedness and security sales. See SOUTHERN's Condensed Statements of Cash Flows for further details. Additionally, SOUTHERN's board of directors declared a two-for-one common stock split in the form of a stock distribution for each share issued and outstanding as of February 7, 1994.

CAPITAL STRUCTURE
One of SOUTHERN's goals is to maintain common equity as a percent of total capitalization, including short-term debt and the current portion of capitalization, within a range of 40 to 45%. This ratio was 44.1% at March 31, 1994, compared to 43.8% at December 31, 1993. The market price of SOUTHERN's common stock at March 31, 1994, was $19 per share, compared to a book value of $11.96. This represents a market-to-book value ratio of 159%. The quarterly dividend for the first quarter of 1994 was 29.5 cents per share.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

CAPITAL REQUIREMENTS FOR CONSTRUCTION
The construction program of the Southern electric system is budgeted at $4.3 billion for the three years 1994 through 1996 ($1.5 billion in 1994, $1.3 billion in 1995 and $1.5 billion in 1996). Actual construction costs may vary from this estimate because of such factors as changes in business conditions; changes in nuclear plants to meet new regulations; changes in environmental regulations; revised load growth projections; increasing costs of labor, equipment and materials; and the cost of capital.

    Current energy demand forecasts do not require any additional baseload generating facilities until well into the future. However, the construction of combustion turbine peaking units of approximately 1,700 megawatts is planned by 1996 to meet the increased peak-hour demands. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants. GEORGIA and Oglethorpe Power Corporation have entered into a joint ownership agreement for the latter to assume responsibility for the construction and completion of the Rocky Mountain project. This agreement is described further in Note 4 to the financial statements in Item 8 of SOUTHERN's 1993 Annual Report on Form 10-K.

   Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will have a significant impact on the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in
Item 7 - Management's Discussion and Analysis in SOUTHERN's 1993 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

OTHER CAPITAL REQUIREMENTS
In addition to the funds needed for the construction program, approximately $97 million will be required by March 31, 1995, for present sinking fund requirements and maturities of long-term debt and preferred stock. Also, the operating subsidiaries plan to continue, to the extent possible, a program to retire high-cost debt and preferred stock and replace these obligations with lower-cost capital.

SOURCES OF FUNDS
In addition to the sale of common stock in the first quarter of 1994, SOUTHERN may require additional equity capital during the remainder of the year. The amounts and timing of additional equity capital to be raised in 1994, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. The operating subsidiaries plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. However, the type and timing of financings will depend on market conditions, maintenance of adequate earnings, and

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

regulatory approval. Additionally, GEORGIA expects to receive approximately $260 million during 1994 and 1995 from the sale of its remaining ownership interest in Plant Scherer Unit 4. These property sales are discussed further in Note 7 to the financial statements in Item 8 in SOUTHERN's 1993 Annual Report on Form 10-K.

    To meet short-term cash needs and contingencies, the SOUTHERN system had at March 31, 1994, approximately $213 million of cash and cash equivalents and approximately $1.1 billion of unused credit arrangements with banks.

    At March 31, 1994, the system companies had outstanding $666 million of notes payable and $93 million of commercial paper. The short-term lines of credit may not be utilized in their entirety without additional regulatory approval. Since the construction program with respect to major generating projects has been completed, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

    In order to issue additional long-term debt and preferred stock, the operating subsidiaries must comply with certain earnings coverage requirements outlined in their respective mortgage indentures and corporate charters. The coverage ratios of SOUTHERN's operating subsidiaries are sufficiently high to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which they will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

                             ALABAMA POWER COMPANY

                             ALABAMA POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

    The condensed financial statements of ALABAMA included herein have been prepared by ALABAMA, without audit, pursuant to the rules and regulations of the SEC. In the opinion of ALABAMA's management, the information regarding ALABAMA furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ALABAMA believes that the disclosures regarding ALABAMA are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in ALABAMA's latest annual report on Form 10-K.


                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

    The condensed financial statements of ALABAMA included herein have been reviewed by ALABAMA's independent public accountants as set forth in their report included herein as Exhibit 1.

                             ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                    For the Three Months          For the Twelve Months
                                                                      Ended March 31,                Ended March 31,
                                                                      ---------------                ---------------
                                                                    1994          1993            1994            1993
                                                                    ----          ----            ----            ----
OPERATING REVENUES:
Revenues                                                          $654,313      $596,226       $2,883,720     $2,676,751
Revenues from affiliates                                            32,534        39,333          175,176        156,094
                                                                  --------      --------       ----------     ----------
Total operating revenues                                           686,847       635,559        3,058,896      2,832,845
                                                                  --------      --------       ----------     ----------
OPERATING EXPENSES:
Operation--
Fuel                                                               185,000       160,430          901,670        777,631
Purchased power from non-affiliates                                  5,258         3,720           16,767         16,463
Purchased power from affiliates                                     26,582        27,395          119,516        117,751
Other                                                              110,634       104,493          476,956        447,776
Maintenance                                                         67,659        59,891          260,274        248,104
Depreciation and amortization                                       72,602        73,074          289,837        282,825
Taxes other than income taxes                                       46,423        46,926          178,494        174,959
Federal and state income taxes                                      44,066        35,274          216,003        190,432
                                                                  --------      --------       ----------     ----------
Total operating expenses                                           558,224       511,203        2,459,517      2,255,941
                                                                  --------      --------       ----------     ----------
OPERATING INCOME                                                   128,623       124,356          599,379        576,904
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                    667           428            3,499          2,180
Interest income                                                      4,230         4,114           20,891         15,748
Other, net                                                          (3,748)       (2,803)         (24,237)       (13,652)
Income taxes applicable to other income                                667           771           10,134          8,447
                                                                  --------      --------       ----------     ----------
INCOME BEFORE INTEREST CHARGES                                     130,439       126,866          609,666        589,627
                                                                  --------      --------       ----------     ----------
INTEREST CHARGES:
Interest on long-term debt                                          44,489        49,207          180,143        203,235
Allowance for debt funds used during construction                     (683)         (594)          (3,082)        (2,112)
Interest on interim obligations                                        810           794            3,776          3,675
Amortization of debt discount, premium, and expense, net             2,472         1,860            9,549          5,491
Other interest charges                                               4,961         9,939           30,497         24,569
                                                                  --------      --------       ----------     ----------
Net interest charges                                                52,049        61,206          220,883        234,858
                                                                  --------      --------       ----------     ----------
NET INCOME                                                          78,390        65,660          388,783        354,769
DIVIDENDS ON PREFERRED STOCK                                         6,359         7,804           28,114         33,402
                                                                  --------      --------       ----------     ----------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                 $ 72,031      $ 57,856       $  360,669     $  321,367
                                                                  ========      ========       ==========     ==========


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                         --------------------
                                                                                           1994         1993
                                                                                         ---------   ---------
OPERATING ACTIVITIES:
Net income                                                                               $  78,390   $  65,660
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                             88,655      89,571
  Deferred income taxes, net                                                               (18,561)    (14,400)
  Allowance for equity funds used during construction                                         (667)       (428)
  Other, net                                                                                 9,289      25,387
Change in certain current assets and liabilities:
  Receivables, net                                                                          68,069      53,590
  Inventories                                                                               (6,787)    (54,916)
  Payables                                                                                 (52,536)    (28,162)
  Taxes accrued                                                                             50,245      54,098
  Energy cost recovery, retail                                                               1,719      25,863
  Other                                                                                    (51,743)    (37,392)
                                                                                         ---------   ---------
Net cash provided from operating activities                                                166,073     178,871
                                                                                         ---------   ---------
INVESTING ACTIVITIES:
Gross property additions                                                                   (99,622)    (98,939)
Other                                                                                      (10,076)      2,127
                                                                                         ---------   ---------
Net cash used for investing activities                                                    (109,698)    (96,812)
                                                                                         ---------   ---------
FINANCING ACTIVITIES:
Proceeds:
  First mortgage bonds                                                                           -     610,000
  Other long-term debt                                                                      27,987         625
Retirements:
  Preferred stock                                                                                -     (49,000)
  First mortgage bonds                                                                     (20,387)   (243,525)
  Other long-term debt                                                                     (32,388)     (9,513)
Interim obligations, net                                                                    50,398    (194,916)
Special deposits - redemption fund                                                               -     (49,125)
Payment of preferred stock dividends                                                        (5,759)     (8,926)
Payment of common stock dividends                                                          (66,500)    (62,900)
Miscellaneous                                                                                 (636)    (21,682)
                                                                                         ---------   ---------
Net cash provided from (used for) financing activities                                     (47,285)    (28,962)
                                                                                         ---------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      9,090      53,097
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             3,233      13,629
                                                                                         ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  12,323   $  66,726
                                                                                         =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                   $  48,347   $  35,981
  Income taxes                                                                              14,896         448


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                        At March 31,
                                                                           1994                  At December 31,
                                                                        (Unaudited)                   1993
                                                                      --------------             --------------
UTILITY PLANT:
Plant in service, at original cost (Note C)                            $9,807,079                  $9,757,141
Less accumulated provision for depreciation                             3,454,093                   3,384,156
                                                                       ----------                  ----------
                                                                        6,352,986                   6,372,985
Nuclear fuel, at amortized cost                                            88,761                      93,551
Construction work in progress                                             261,806                     225,786
                                                                       ----------                  ----------
Total                                                                   6,703,553                   6,692,322
                                                                       ----------                  ----------

OTHER PROPERTY AND INVESTMENTS                                             99,845                      99,185
                                                                       ----------                  ----------
CURRENT ASSETS:
Cash and cash equivalents                                                  12,323                       3,233
Receivables --
  Customer accounts receivable                                            267,732                     312,090
  Other accounts and notes receivable                                      41,765                      48,808
  Affiliated companies                                                     28,038                      40,216
  Accumulated provision for uncollectible accounts                         (2,453)                     (2,632)
Refundable income taxes                                                     5,552                      11,940
Fossil fuel stock, at average cost                                        102,343                      88,481
Materials and supplies, at average cost                                   169,653                     176,728
Prepayments--
  Income taxes                                                              8,941                      18,980
  Other                                                                   102,338                      60,227
Vacation pay deferred                                                      22,680                      22,680
                                                                       ----------                  ----------
Total                                                                     785,912                     780,751
                                                                       ----------                  ----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                  465,942                     469,010
Debt expense and loss, being amortized                                    108,557                     109,698
Uranium enrichment decontamination and decommissioning fund                44,726                      45,554
Miscellaneous                                                              54,639                      52,163
                                                                       ----------                  ----------
Total                                                                     673,864                     676,425
                                                                       ----------                  ----------

TOTAL ASSETS                                                           $8,236,174                  $8,248,683
                                                                       ==========                  ==========


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES


                                                                                At March 31,
                                                                                    1994          At December 31,
                                                                                 (Unaudited)           1993
                                                                              ----------------    --------------
CAPITALIZATION:
Common stock equity --
Common stock, par value $40 per share--authorized 6,000,000
    shares, outstanding 5,608,955 shares                                       $  224,358           $  224,358
Paid-in capital                                                                 1,304,645            1,304,645
Premium on preferred stock                                                            146                  146
Retained earnings                                                               1,002,627              997,199
                                                                               ----------           ----------
                                                                                2,531,776            2,526,348
Preferred stock                                                                   440,400              440,400
Long-term debt                                                                  2,350,507            2,362,852
                                                                               ----------           ----------
Total                                                                           5,322,683            5,329,600
                                                                               ----------           ----------

CURRENT LIABILITIES:
Long-term debt due within one year                                                 47,376               58,998
Notes payable                                                                      47,000               40,000
Commercial paper                                                                   43,398                    -
Accounts payable--
  Affiliated companies                                                             52,941               62,507
  Other                                                                           223,108              272,491
Customer deposits                                                                  31,719               31,198
Taxes accrued --
  Federal and state income                                                         58,418               25,730
  Other                                                                            30,810               14,414
Interest accrued                                                                   49,604               52,809
Miscellaneous                                                                      59,978               73,106
                                                                               ----------           ----------
Total                                                                             644,352              631,253
                                                                               ----------           ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                               1,147,956            1,165,127
Accumulated deferred investment tax credits                                       326,620              329,909
Prepaid capacity revenues, net                                                    142,474              143,762
Uranium enrichment decontamination and decommissioning fund                        39,644               39,644
Deferred credits related to income taxes                                          434,815              441,240
Miscellaneous                                                                     177,630              168,148
                                                                               ----------           ----------
Total                                                                           2,269,139            2,287,830
                                                                               ----------           ----------
TOTAL CAPITALIZATION AND LIABILITIES                                           $8,236,174           $8,248,683
                                                                               ==========           ==========


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

ALABAMA's financial performance during the first quarter of 1994 improved, compared to the same period of 1993, due primarily to higher retail revenues and lower financing costs. Net income after dividends on preferred stock was $72.0 million during the first three months of 1994, compared to $57.9 million in the corresponding period of 1993.

REVENUES
Operating revenues in the first three months of 1994 increased over the corresponding period of 1993 due to higher energy sales to retail customers. The rise in retail energy sales of 5.0% is attributable primarily to an increase in customers served, weather and the improving economy in Alabama. Revenues from non-affiliated wholesale customers also increased, including an $11.5 million increase in capacity revenues. Total energy sales increased 3.2%.

    Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

EXPENSES
Fuel expense increased because of a 17.5% increase in coal-fired generation. Coal-fired generation increased because of greater demand and lower hydro generation. Other operation expenses increased primarily due to a workforce reduction program initiated by the system service company, SCS, for which ALABAMA recorded $7.3 million as its share of such costs (includes allocation of $1.9 million from Southern Nuclear Operating Company). Maintenance expenses for the first quarter of 1994 were higher than the same period of 1993 due primarily to increased maintenance on fossil generating units and transmission plant. The decrease in depreciation and amortization reflects lower average depreciation rates effective January 1994 primarily as a result of new estimates of the expected lives of certain fossil generating units.

    The increase in income tax expense reflected the improvement in earnings and an increase in the federal income tax rate enacted in August 1993.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it is realized over the service life of the plant through increased revenues resulting from a higher rate base and higher depreciation expense. The amount of AFUDC recorded will rise as ALABAMA's investment in the construction of combustion turbine peaking units approach commercial operation.

INTEREST CHARGES AND DIVIDENDS ON PREFERRED STOCK
The decrease in interest on long-term debt and dividends on preferred stock reflects ALABAMA's

                             ALABAMA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

efforts to decrease its capital costs. ALABAMA, in response to the low interest rate levels prevailing during 1992 and 1993, refinanced a significant portion of its long-term debt and preferred stock.

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from regulatory matters to growth in energy sales.

    Discussed in the Notes to the Condensed Financial Statements herein are certain regulatory and legal proceedings that may impact ALABAMA's future earnings. The issues include a civil suit related to financing agreements and proceedings concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts.

    Compliance costs related to the Clean Air Act will reduce earnings if such cost increases cannot be offset. The Clean Air Act and other environmental issues are discussed under "Environmental Issues" in Item 7 - Management's Discussion and Analysis in ALABAMA's 1993 Annual Report on Form 10-K.

    Future earnings will also depend upon growth in electric sales which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in ALABAMA's service area. The enactment of the Energy Act will have a profound effect on the future of the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item
7 - Management's Discussion and Analysis in ALABAMA's 1993 Annual Report on Form 10-K.

The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. In response to these questions the electric utility industry has requested the Financial Accounting Standards Board to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual provisions for decommissioning could increase and (2) the total estimated cost for decommissioning may be required to be recorded as a liability on the balance sheet. ALABAMA does not believe that such changes, if required, would have a significant adverse effect on results of operations due to its current and expected future ability to recover decommissioning costs through rates. Further discussion of nuclear decommissioning costs is made in Note (C) to the Condensed Financial Statements herein.

                             ALABAMA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

OVERVIEW
The principal change in ALABAMA's financial condition in the first three months of 1994 was gross property additions of $100 million to utility plant. The funds for gross property additions were derived from operating activities and an increase in short-term debt. See ALABAMA's Condensed Statements of Cash Flows herein for further details.

    During the first three months of 1994, ALABAMA refinanced $24.4 million of pollution control bonds. ALABAMA's common equity as a percent of total capitalization was 47.6% at March 31, 1994, compared to 47.4% at year-end 1993.

LIQUIDITY AND CAPITAL RESOURCES
ALABAMA has regulatory approval for short-term borrowings of up to $450 million. At March 1994, ALABAMA had outstanding $43 million of commercial paper and $47 million of notes payable and had $469 million of committed lines of credit available.

   Capital expenditures are estimated to total $1.7 billion for the three years 1994 through 1996 ($588 million in 1994, $572 million in 1995 and $531 million in 1996). Current energy demand forecasts do not require any additional baseload generating facilities until well into the future. However, the construction of combustion turbine peaking units of approximately 720 megawatts of capacity is planned by 1996 to meet increased peak-hour demands. In addition, significant construction of transmission and distribution facilities and upgrading of generating plants will continue.

    The capital budget is subject to periodic review and revision and capital costs incurred may vary from estimates because of several factors, including changes in business conditions; revised load growth projections; changes in environmental regulations; changes in existing nuclear plant to meet new regulatory requirements; increasing costs of labor, equipment and materials; and the cost of capital.

   In addition to the funds needed for the capital budget, approximately $47.4 million will be required by March 31, 1995, for debt maturities. Also, ALABAMA plans to continue a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital.

    It is anticipated that the funds required will be derived from sources similar to those used in the past. In order to issue additional first mortgage bonds and preferred stock, ALABAMA must comply with certain earnings coverage requirements contained in its mortgage indenture and corporate charter. ALABAMA's coverages are at a level that would permit any necessary amount of security sales at current interest and dividend rates.

                            ARTHUR ANDERSEN & CO.


                                                                       Exhibit 1
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





TO ALABAMA POWER COMPANY:

    We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of March 31, 1994, and the related condensed statements of income for the three-month and twelve-month periods ended March 31, 1994 and 1993, and condensed statements of cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of ALABAMA POWER COMPANY as of December 31, 1993 (not presented herein) and, in our report dated February 16, 1994, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1993 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ ARTHUR ANDERSEN & CO.

Birmingham, Alabama
May 6, 1994

                             GEORGIA POWER COMPANY

                             GEORGIA POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


  The condensed financial statements of GEORGIA included herein have been prepared by GEORGIA, without audit, pursuant to the rules and regulations of the SEC. As more fully discussed in Note (G) to the Condensed Financial Statements herein, an uncertainty exists with respect to the actions of the regulators regarding the recoverability of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project. In the opinion of GEORGIA's management, subject to the effect of such adjustments, if any, as might have been required had the outcome of the uncertainty been known, the information regarding GEORGIA furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in the first quarter of 1994, included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although GEORGIA believes that the disclosures regarding GEORGIA are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in GEORGIA's latest annual report on Form 10-K.

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

    The condensed financial statements of GEORGIA included herein have been reviewed by GEORGIA's independent public accountants as set forth in their report included herein as Exhibit 1.

                             GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                                       For the Three Months         For the Twelve Months
                                                                         Ended March 31,               Ended March 31,
                                                                       --------------------         ---------------------
                                                                         1994         1993            1994           1993
                                                                         ----         ----            ----           ----
OPERATING REVENUES:
Revenues                                                               $968,059     $ 983,561     $4,374,011       $4,264,366
Revenues from affiliates                                                 24,273        20,254         65,687           79,656
                                                                       --------     ---------     ----------       ----------
Total operating revenues                                                992,332     1,003,815      4,439,698        4,344,022
                                                                       --------     ---------     ----------       ----------

OPERATING EXPENSES:
Operation--
   Fuel                                                                 211,995       212,512        950,990          951,542
   Purchased power from non-affiliates                                   71,757        89,902        295,025          421,681
   Purchased power from affiliates                                       28,450        41,605        180,869          160,283
   Provision for separation benefits                                     84,689             -         84,689            7,301
   Other                                                                152,626       148,062        679,849          613,480
Maintenance                                                              75,089        64,567        295,042          264,911
Depreciation and amortization                                            94,049        92,369        381,105          375,171
Amortization of deferred Plant Vogtle expenses, net (Note F)             12,618         3,027         45,875          (15,215)
Taxes other than income taxes                                            49,536        47,059        195,148          180,620
Federal and state income taxes                                           54,383        83,782        422,723          389,076
                                                                       --------     ---------     ----------       ----------
Total operating expenses                                                835,192       782,885      3,531,315        3,348,850
                                                                       --------     ---------     ----------       ----------
OPERATING INCOME                                                        157,140       220,930        908,383          995,172
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                       1,637           129          4,676            4,656
Interest income                                                             361         1,474          2,692           11,453
Other, net                                                               (1,100)       (2,456)        17,387          (25,397)
Income taxes applicable to other income                                   2,611         2,259         38,012           24,775
                                                                       --------     ---------     ----------       ----------
INCOME BEFORE INTEREST CHARGES                                          160,649       222,336        971,150        1,010,659
                                                                       --------     ---------     ----------       ----------
INTEREST CHARGES:
Interest on long-term debt                                               80,099        91,529        332,204          390,046
Allowance for debt funds used during construction                        (2,676)       (1,880)        (9,068)          (8,140)
Interest on interim obligations                                           3,527         4,373         14,684           11,695
Amortization of debt discount, premium and expense, net                   3,874         2,915         14,984            9,270
Other interest charges                                                    6,503         3,759         50,137           13,832
                                                                       --------     ---------     ----------       ----------
Net interest charges                                                     91,327       100,696        402,941          416,703
                                                                       --------     ---------     ----------       ----------
NET INCOME                                                               69,322       121,640        568,209          593,956
DIVIDENDS ON PREFERRED STOCK                                             11,713        13,275         49,112           56,338
                                                                       --------     ---------     ----------       ----------
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                          $ 57,609     $ 108,365     $  519,097       $  537,618
                                                                       ========     =========     ==========       ==========

( ) Denotes red figure.

The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                           --------------------
                                                                                           1994            1993
                                                                                           ----            ----

OPERATING ACTIVITIES
Net income                                                                              $  69,322        $121,640
Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization                                                          121,351         118,731
   Deferred income taxes, net                                                              18,748          47,533
   Allowance for equity funds used during construction                                     (1,637)           (129)
   Deferred Plant Vogtle costs                                                             12,618           3,027
   Provision for separation benefits                                                       84,275               -
   Other, net                                                                             (18,706)         (9,360)
Changes in current assets and liabilities--
   Receivables, net                                                                       110,120          90,910
   Inventories                                                                            (14,541)         (8,371)
   Payables                                                                               (25,863)        (36,877)
   Taxes accrued                                                                          (68,762)        (10,814)
   Other                                                                                   (1,346)        (15,114)
                                                                                        ---------        --------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                               285,579         301,176
                                                                                        ---------        --------
INVESTING ACTIVITIES
Property additions                                                                       (143,034)       (122,088)
Other                                                                                     (12,052)        (27,009)
                                                                                        ---------        --------
NET CASH USED FOR INVESTING ACTIVITIES                                                   (155,086)       (149,097)
                                                                                        ---------        --------
FINANCING ACTIVITIES
Proceeds--
   First mortgage bonds                                                                         -         510,000
   Pollution control bonds                                                                 28,065               -
Retirements--
   Preferred stock                                                                              -         (57,500)
   First mortgage bonds                                                                         -        (355,379)
   Pollution control bonds                                                                (28,065)              -
   Other long-term debt                                                                      (128)           (149)
Interim obligations, net                                                                   (3,226)        (65,528)
Payment of preferred stock dividends                                                      (11,435)        (14,052)
Payment of common stock dividends                                                        (106,600)       (100,100)
Miscellaneous                                                                              (1,569)        (25,777)
                                                                                        ---------        --------
NET CASH USED FOR FINANCING ACTIVITIES                                                   (122,958)       (108,485)
                                                                                        ---------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     7,535          43,594
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              5,896          22,114
                                                                                        ---------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  13,431        $ 65,708
                                                                                        =========        ========

SUPPLEMENTAL CASH FLOW INFORMATION--
   Interest (net of amount capitalized)                                                 $  93,342        $105,161
   Income taxes                                                                            33,967             128


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                            At March 31,
                                                                               1994               At December 31,
                                                                            (Unaudited)                1993
                                                                          --------------          ---------------
UTILITY PLANT:
Plant in service (Note C)                                                  $13,823,602              $13,743,521
Less accumulated provision for depreciation                                  3,908,860                3,822,344
                                                                           -----------              -----------
                                                                             9,914,742                9,921,177
Nuclear fuel, at amortized cost                                                132,390                  135,742
Construction work in progress                                                  609,021                  584,013
                                                                           -----------              -----------
Total                                                                       10,656,153               10,640,932
                                                                           -----------              -----------

OTHER PROPERTY AND INVESTMENTS:
SEGCO, at equity                                                                28,793                   29,201
Nuclear decommissioning trusts (Note C)                                         38,345                   37,937
Miscellaneous                                                                   36,536                   31,941
                                                                           -----------              -----------
Total                                                                          103,674                   99,079
                                                                           -----------              -----------

CURRENT ASSETS:
Cash and cash equivalents                                                       13,431                    5,896
Receivables--
  Customer accounts receivable                                                 398,360                  486,947
  Other accounts and notes receivable                                           87,463                  117,249
  Affiliated companies                                                          20,967                   14,832
  Accumulated provision for uncollectible accounts                              (4,300)                  (4,300)
Fossil fuel stock, at average cost                                             124,189                  111,620
Materials and supplies, at average cost                                        289,523                  287,551
Prepayments                                                                     50,529                   65,269
Vacation pay deferred                                                           41,075                   41,575
                                                                           -----------              -----------
Total                                                                        1,021,237                1,126,639
                                                                           -----------              -----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                       980,879                  992,510
Deferred Plant Vogtle costs (Note F)                                           494,362                  506,980
Debt expense and loss, being amortized                                         172,381                  173,876
Miscellaneous                                                                  218,135                  196,094
                                                                           -----------              -----------
Total                                                                        1,865,757                1,869,460
                                                                           -----------              -----------

TOTAL ASSETS                                                               $13,646,821              $13,736,110
                                                                           ===========              ===========


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                            At March 31,
                                                                               1994                  At December 31,
                                                                            (Unaudited)                   1993
                                                                          --------------             ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value) -- authorized 15,000,000 shares,
  outstanding 7,761,500 shares                                            $     344,250               $    344,250
Paid-in capital                                                               2,384,348                  2,384,348
Premium on preferred stock                                                          413                        413
Retained earnings                                                             1,267,357                  1,316,447
                                                                          -------------               ------------
                                                                              3,996,368                  4,045,458
Preferred stock                                                                 692,787                    692,787
Long-term debt                                                                4,032,349                  4,031,387
                                                                          -------------               ------------
Total                                                                         8,721,504                  8,769,632
                                                                          -------------               ------------

CURRENT LIABILITIES:
Long-term debt due within one year                                               10,412                     10,543
Notes payable to banks                                                          429,250                    406,700
Commercial paper                                                                 49,751                     75,527
Accounts payable--
  Affiliated companies                                                           41,142                     38,115
  Other                                                                         242,900                    285,929
Customer deposits                                                                46,077                     45,922
Taxes accrued--
  Federal and state income                                                       30,697                     31,639
  Other                                                                          54,035                    121,854
Interest accrued                                                                104,607                    110,497
Miscellaneous                                                                   124,980                    104,587
                                                                          -------------               ------------
Total                                                                         1,133,851                  1,231,313
                                                                          -------------               ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                             2,501,370                  2,479,720
Accumulated deferred investment tax credits                                     474,296                    478,334
Disallowed Plant Vogtle capacity buyback costs                                   59,921                     63,067
Deferred credits related to income taxes                                        447,336                    452,819
Miscellaneous                                                                   308,543                    261,225
                                                                          -------------               ------------
Total                                                                         3,791,466                  3,735,165
                                                                          -------------               ------------

TOTAL CAPITALIZATION AND LIABILITIES                                      $  13,646,821               $ 13,736,110
                                                                          =============               =============


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

EARNINGS
GEORGIA's earnings for the first quarter of 1994 declined compared to the corresponding quarter of 1993, primarily as a result of charges related to workforce reduction programs at GEORGIA and the system service company, SCS. Net income after dividends on preferred stock was $57.6 million in the first quarter of 1994 and $108.4 million in the first quarter of 1993. However, disregarding the provision for separation benefits, GEORGIA's earnings would have been slightly above earnings in the first quarter of 1993.

REVENUES
Total operating revenues decreased compared to the first quarter of 1993 because of the decrease in energy sales to non-affiliated wholesale customers. Excluding fuel clause revenues, which represent the pass-through of fuel expenses and do not affect income, operating revenues for the first quarter of 1994 decreased $5.8 million, compared to the corresponding period of 1993.

    Retail - Retail energy sales increased 4.8% primarily because of an increase in customers served and continued improvement in Georgia's economy. Residential, commercial and industrial energy sales increased 4.1%, 6.5% and 3.9%, respectively. Total non-fuel retail revenues increased $14.9 million.

    Wholesale - Energy sales to non-affiliated wholesale customers for the first quarter of 1994 decreased 33.4%, compared to the corresponding period of 1993. The energy component of contract sales is priced at approximately the variable production cost and does not materially affect earnings. Capacity revenues from non-affiliated utilities outside the service area, which do affect earnings, were down $30.3 million. These capacity revenues decreased as scheduled, due primarily to GEORGIA completing the second in a series of four transactions for the sale of Plant Scherer Unit 4 in June 1993. The third sale of this unit is scheduled for June 1994. The decline in capacity revenues cited above was partially offset by increases in revenues from wholesale customers within the service territory.

    Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

OPERATING EXPENSES
Fuel and Purchased Power - Purchased power expense for the first quarter of 1994 decreased primarily due to scheduled reductions in capacity buyback payments to the co-owners of plants Vogtle and Scherer. See Note (F) to the Condensed Financial Statements herein for information regarding the levelization of capacity buyback expense for Plant Vogtle. In addition, GEORGIA purchased less energy from affiliated companies because of lower wholesale energy demands.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

   Other - As part of the SOUTHERN system's effort to curtail growth in operating expenses, both GEORGIA and SCS initiated workforce reduction programs in the first quarter of 1994. GEORGIA's portion of SCS's costs for such programs amounted to approximately $12.1 million, while GEORGIA's programs amounted to approximately $72.6 million. Other operation expense increased primarily due to the recognition of higher retiree medical and life insurance costs as mandated by Financial Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The Georgia PSC ordered that such costs be phased in over a five-year period as further discussed in Note 2 to the financial statements for GEORGIA in Item 8 of the SOUTHERN system's combined 1993 Annual Report on Form 10-K.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
AFUDC represents the cost of capital charged to utility plant under construction and is included in rate base. The equity portion of AFUDC represents non-cash income. The amount of AFUDC recorded will rise as GEORGIA's investment in the construction of combustion turbine peaking units increases as the units approach their commercial operation in 1994 and 1995. Based upon GEORGIA's construction budget, AFUDC is estimated to total $19 million in 1994 and $27 million in 1995.

INTEREST CHARGES AND DIVIDENDS ON PREFERRED STOCK
Interest charges and preferred stock dividends have declined due to refinancing efforts over the past twelve months. Also, GEORGIA used the proceeds from the Plant Scherer sale to redeem high cost securities.

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of future earnings. The level of future earnings is contingent upon numerous factors ranging from regulatory matters to growth in energy sales.

    Pursuant to an Integrated Resource Plan approved by the Georgia PSC, GEORGIA has implemented various demand-side option programs and had been authorized by the Georgia PSC to recover associated program costs through rate riders. In October 1993, a superior court judge ruled that recovery of these costs through rate riders is unlawful. GEORGIA has appealed this ruling and ceased collection of the rate riders. The Georgia PSC has allowed the deferral of program costs pending the final outcome of this matter. For additional information on this matter, see Note (H) to the Condensed Financial Statements herein.

    The addition of new peaking capacity in 1994 and 1995 will result in increased related operation, maintenance and depreciation expense. In addition, the Rocky Mountain pumped storage hydroelectric project is scheduled to commence commercial operation in 1995. During 1994 and 1995 GEORGIA is scheduled to sell its remaining ownership interest (33.1%) in Plant

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

Scherer Unit 4 to Florida Power & Light and the Jacksonville Electric Authority. These transactions will generate approximately $260 million in cash, including an estimated after-tax gain of approximately $20 million. These transactions coincide with scheduled reductions in capacity sales to these utilities under unit power sales contracts.

    Future earnings in the near term will also depend upon growth in electric sales which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in GEORGIA's service area. The enactment of the Energy Act will have a profound effect on the future of the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in GEORGIA's 1993 Annual Report on Form 10-K.

    The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. In response to these questions the electric utility industry has requested the Financial Accounting Standards Board to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual provisions for decommissioning could increase and (2) the total estimated cost for decommissioning may be required to be recorded as a liability on the balance sheet. GEORGIA does not believe that such changes, if required, would have a significant adverse effect on results of operations due to its current and expected future ability to recover decommissioning costs through rates. Further discussion of nuclear decommissioning costs is made in Note (C) to the Condensed Financial Statements herein.

FINANCIAL CONDITION

OVERVIEW
The principal changes in GEORGIA's financial condition during the first three months of 1994 were additions of $143 million to utility plant and recognition of the liability associated with the implementation of workforce reduction programs. The funds needed for gross property additions are currently provided from operations. See GEORGIA's Condensed Statements of Cash Flows for further details. Moody's Investors Service, Inc. recently upgraded GEORGIA's credit ratings.

CONSTRUCTION AND OTHER CAPITAL REQUIREMENTS
Estimated construction expenditures for the years 1994 through 1996 are $688 million, $555 million and $629 million, respectively. These estimated expenditures reflect planned but unidentified reductions of $63 million in 1995 and $85 million in 1996 under GEORGIA's business stategy to curtail growth in costs.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

    The Clean Air Act will have a significant impact on the capital requirements of the Southern electric system. This legislation, as well as other legislation and regulations are described under "Environmental Issues" in
Item 7 - Management's Discussion and Analysis in GEORGIA's 1993 Annual Report on Form 10-K.

    As a result of requirements by the Nuclear Regulatory Commission, GEORGIA has established external sinking funds for the purpose of funding nuclear decommissioning costs. For 1994 through 1996, the amount to be funded for GEORGIA totals $16 million annually. For additional information concerning nuclear decommissioning costs, see Note (C) to the Condensed Financial Statements herein.

    Cash requirements for long-term debt maturities and redemptions total approximately $10.4 million for the twelve months ending March 31, 1995.

SOURCES OF FUNDS
GEORGIA expects to meet future capital requirements primarily using funds from operations and, if needed, by the issuance of new debt and equity securities, term loans and short-term borrowings. Cash from operations for the first three months of 1994 decreased, as compared to the corresponding period in 1993, primarily because of the receipt in 1993 of cash payments from Gulf States as partial settlement of litigation and higher estimated income tax payments in 1994.

    GEORGIA must comply with coverage requirements of its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. GEORGIA's ability to satisfy all coverage requirements is such that it could issue new first mortgage bonds and preferred stock to provide sufficient funds for all anticipated requirements.

    To meet short-term cash needs and contingencies, GEORGIA had approximately $295 million of unused credit arrangements with banks at March 31, 1994. Additionally, the completion of the remaining transactions for the sale of Plant Scherer Unit 4 will generate approximately $130 million in both 1994 and 1995.

                            ARTHUR ANDERSEN & CO.


                                                                       Exhibit 1


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO GEORGIA POWER COMPANY:

    We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of March 31, 1994, and the related condensed statements of income for the three-month and twelve-month periods ended March 31, 1994 and 1993, and the condensed statements of cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

    As more fully discussed in Note (G) to the Condensed Financial Statements, an uncertainty exists with respect to the actions of the regulators regarding the recoverability of the Company's investment in the Rocky Mountain pumped storage hydroelectric project. The outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any writedown of the costs associated with the Rocky Mountain facility resulting from the potential actions of the Georgia Public Service Commission has been made in the accompanying Condensed Financial Statements.

    We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of GEORGIA POWER COMPANY as of December 31, 1993 (not presented herein), and, in our report dated February 16, 1994, we included an explanatory paragraph which describes an uncertainty with respect to the actions of the regulators regarding the recoverability of the Company's investment in the Rocky Mountain pumped storage hydroelectric project. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


Atlanta, Georgia
May 6, 1994                                    /s/ ARTHUR ANDERSEN & CO.

                               GULF POWER COMPANY

                               GULF POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

    The condensed financial statements of GULF included herein have been prepared by GULF, without audit, pursuant to the rules and regulations of the SEC. In the opinion of GULF's management, the information regarding GULF furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although GULF believes that the disclosures regarding GULF are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in GULF's latest annual report on Form 10-K.

                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                       For the Three Months        For the Twelve Months
                                                                         Ended March 31,              Ended March 31,
                                                                       --------------------         ------------------
                                                                        1994           1993          1994         1993
                                                                        ----           ----          ----         ----
OPERATING REVENUES:
Revenues                                                               $134,229      $122,833      $571,372     $548,819
Revenues from affiliates                                                  3,859         4,203        22,822       22,583
                                                                       --------      --------      --------     --------
Total operating revenues                                                138,088       127,036       594,194      571,402
                                                                       --------      --------      --------     --------

OPERATING EXPENSES:
Operation--
  Fuel                                                                   35,941        36,668       169,758      177,990
  Purchased power from non-affiliates                                     2,068           269         6,185        1,432
  Purchased power from affiliates                                         8,791         8,442        32,623       29,835
  Other                                                                  30,454        22,747       116,871       97,814
Maintenance                                                              10,982        13,122        43,864       46,867
Depreciation and amortization                                            14,037        13,671        55,676       54,028
Taxes other than income taxes                                            10,279         9,517        40,965       38,212
Federal and state income taxes                                            6,382         4,954        34,158       31,287
                                                                       --------      --------      --------     --------
Total operating expenses                                                118,934       109,390       500,100      477,465
                                                                       --------      --------      --------     --------
OPERATING INCOME                                                         19,154        17,646        94,094       93,937
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                         160            23           649           35
Interest income                                                             259           397         1,189        2,375
Other, net                                                                 (152)         (244)       (1,143)      (1,737)
Gain on sale of investment securities                                         -         3,820             -        3,820
Income taxes applicable to other income                                     (64)       (1,476)          490       (1,005)
                                                                       --------      --------      --------     --------
INCOME BEFORE INTEREST CHARGES                                           19,357        20,166        95,279       97,425
                                                                       --------      --------      --------     --------
INTEREST CHARGES:
Interest on long-term debt                                                6,871         7,460        30,756       33,797
Allowance for debt funds used during construction                          (142)          (60)         (537)        (101)
Interest on notes payable                                                   242           258           854        1,077
Amortization of debt discount, premium and expense, net                     458           310         1,561        1,076
Other interest charges                                                      355           376         2,856        1,439
                                                                       --------      --------      --------     --------
Net interest charges                                                      7,784         8,344        35,490       37,288
                                                                       --------      --------      --------     --------
NET INCOME                                                               11,573        11,822        59,789       60,137
DIVIDENDS ON PREFERRED STOCK                                              1,456         1,396         5,787        5,197
                                                                       --------      --------      --------     --------
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                          $ 10,117      $ 10,426      $ 54,002     $ 54,940
                                                                       ========      ========      ========     ========


The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                         1994              1993
                                                                                       --------          --------
OPERATING ACTIVITIES:
Net income                                                                             $ 11,573          $ 11,822
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                          21,571            16,311
  Deferred income taxes, net                                                                899              (578)
  Allowance for equity funds used during construction                                      (160)              (23)
  Other, net                                                                               (341)              866
Changes in certain current assets and liabilities--
  Receivables, net                                                                        9,204            13,842
  Inventories                                                                              (933)           (5,426)
  Payables                                                                               (4,919)             (251)
  Other                                                                                   3,315            14,577
                                                                                       --------          --------
Net Cash Provided From Operating Activities                                              40,209            51,140
                                                                                       --------          --------
INVESTING ACTIVITIES:
Gross property additions                                                                (20,723)          (13,407)
Other                                                                                    (4,522)           (4,292)
                                                                                       --------          --------
Net Cash Used For Investing Activities                                                  (25,245)          (17,699)
                                                                                       --------          --------
FINANCING ACTIVITIES:
Retirements:
  Preferred stock subject to mandatory redemption                                        (1,000)           (1,000)
  First mortgage bonds                                                                  (29,370)           (2,450)
  Other long-term debt                                                                   (2,224)           (1,834)
Notes payable, net                                                                       27,447           (17,000)
Payment of preferred stock dividends                                                     (1,456)           (1,425)
Payment of common stock dividends                                                       (10,900)          (10,400)
Miscellaneous                                                                              (317)               (9)
                                                                                       --------          --------
Net Cash Used For Financing Activities                                                  (17,820)          (34,118)
                                                                                       --------          --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (2,856)             (677)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          5,576             1,204
                                                                                       --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  2,720          $    527
                                                                                       ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)                                                $  3,223          $  3,254
  Income taxes (refunded)                                                                 2,036               (12)


The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                           At March 31,
                                                                              1994                At December 31,
                                                                           (Unaudited)                 1993
                                                                        ----------------         ---------------
UTILITY PLANT:
Plant in service, at original cost                                         $1,613,872              $1,611,704
Less accumulated provision for depreciation                                   618,674                 610,542
                                                                           ----------              ----------
                                                                              995,198               1,001,162
Construction work in progress                                                  47,087                  34,591
                                                                           ----------              ----------
Total                                                                       1,042,285               1,035,753
                                                                           ----------              ----------
OTHER PROPERTY AND INVESTMENTS                                                 10,550                  13,242
                                                                           ----------              ----------

CURRENT ASSETS:
Cash and cash equivalents                                                       2,720                   5,576
Receivables--
  Customer accounts receivable                                                 49,602                  57,226
  Other accounts and notes receivable                                           5,567                   5,904
  Affiliated companies                                                              -                   1,241
  Accumulated provision for uncollectible accounts                               (450)                   (447)
Fuel stock, at average cost                                                    23,352                  20,652
Materials and supplies, at average cost                                        34,623                  36,390
Current portion of deferred coal contract costs                                10,235                  12,535
Regulatory clauses under recovery                                               9,061                   3,244
Prepayments                                                                     1,996                   2,160
Vacation pay deferred                                                           4,022                   4,022
                                                                           ----------              ----------
Total                                                                         140,728                 148,503
                                                                           ----------              ----------
DEFERRED CHARGES:
Deferred charges related to income taxes                                       31,115                  31,334
Debt expense and loss, being amortized                                         21,123                  21,247
Deferred coal contract costs                                                   49,042                  52,884
Miscellaneous                                                                   6,524                   4,846
                                                                           ----------              ----------
Total                                                                         107,804                 110,311
                                                                           ----------              ----------
TOTAL ASSETS                                                               $1,301,367              $1,307,809
                                                                           ==========              ==========


The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                        At March 31,
                                                                                           1994          At December 31,
                                                                                        (Unaudited)           1993
                                                                                      --------------    ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--authorized
  and outstanding 992,717 shares                                                       $   38,060         $   38,060
Paid-in capital                                                                           218,282            218,282
Premium on preferred stock                                                                     81                 81
Retained earnings                                                                         156,944            157,773
                                                                                       ----------         ----------
                                                                                          413,367            414,196
Preferred stock                                                                            89,602             89,602
Preferred stock subject to mandatory redemption                                               500              1,000
Long-term debt                                                                            366,778            369,259
                                                                                       ----------         ----------
Total                                                                                     870,247            874,057
                                                                                       ----------         ----------

CURRENT LIABILITIES:
Preferred stock due within one year                                                           500              1,000
Long-term debt due within one year                                                         12,502             41,552
Notes payable                                                                              33,500              6,053
Accounts payable--
  Affiliated companies                                                                      8,224             18,560
  Other                                                                                    19,174             20,139
Customer deposits                                                                          15,064             15,082
Taxes accrued--
  Federal and state income                                                                 13,573             10,330
  Other                                                                                     6,220              2,685
Interest accrued                                                                            8,968              5,420
Regulatory clauses over recovery                                                                8                840
Vacation pay accrued                                                                        4,022              4,022
Miscellaneous                                                                               5,451              8,527
                                                                                       ----------         ----------
Total                                                                                     127,206            134,210
                                                                                       ----------         ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                         153,843            151,743
Deferred credits related to income taxes                                                   75,723             76,876
Accumulated deferred investment tax credits                                                40,174             40,770
Accumulated provision for property damage                                                  10,809             10,509
Accumulated provision for postretirement benefits                                          11,663             10,749
Miscellaneous                                                                              11,702              8,895
                                                                                       ----------         ----------
Total                                                                                     303,914            299,542
                                                                                       ----------         ----------

TOTAL CAPITALIZATION AND LIABILITIES                                                   $1,301,367         $1,307,809
                                                                                       ==========         ==========


The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

EARNINGS
GULF's net income after dividends on preferred stock for the first three months of 1994 was $10.1 million, compared to $10.4 million for the same period of 1993. The dip in earnings was primarily due to increased other operation expenses as discussed below.

REVENUES
Retail energy sales for the first quarter of 1994 increased 2.3% over the corresponding period of 1993 due primarily to the mild temperatures experienced in the winter of 1993 and an increase in the number of customers served. However, this increase in retail energy sales was partially offset because GULF's formerly largest industrial customer began operating its co-generation facility in August 1993. Wholesale energy sales to non-affiliates increased slightly, however, capacity revenues were $1 million lower, compared to the first quarter of 1993. Also, included in operating revenues for the first quarter of 1994 is $1.9 million recognized under the Environmental Cost Recovery clause. This clause is discussed in Note 3 to the financial statements in Item 8 to GULF's 1993 Annual Report on Form 10-K.

EXPENSES
Fuel expenses for the first quarter of 1994 decreased from the same period of 1993 despite a 2.8% increase in generation. This reflects the impact of GULF renegotiating, buying out or otherwise terminating various coal supply contracts. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. Other operation expenses increased because of the recognition of higher costs associated with the buyouts and renegotiation of coal supply contracts. The expenses recognized are based, in part, on the amount of fuel consumed at the generating plants. These costs are recoverable through the fuel clause and, thus, have no impact on earnings. Other factors that increased other operation expenses were higher employee benefit costs and the recognition by GULF of its portion of the costs associated with a workforce reduction program at the system service company. Maintenance expenses decreased because of the scheduling of maintenance on production facilities. The increase in income tax expense is attributable to the federal tax rate increase enacted in August 1993.

INTEREST CHARGES AND DIVIDENDS ON PREFERRED STOCK
The decrease in interest on long-term debt reflects GULF's efforts to decrease its capital costs. GULF, in response to the low interest rate levels prevailing during 1992 and 1993, refinanced a significant portion of its long-term debt and preferred stock. To the extent it is economically feasible, GULF will continue its efforts to lower its capital costs.

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of future earnings potential.

                               GULF POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

The level of future earnings depends on numerous factors ranging from regulatory matters to growth in energy sales.

    Future earnings in the near term will also depend upon growth in electric sales which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, customer growth, and the rate of economic growth in GULF's service area. The enactment of the Energy Act will have a profound effect on the future of the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in GULF's 1993 Annual Report on Form 10-K.

    See Note 3 to the financial statements in Item 8 in GULF's 1993 Annual Report on Form 10-K for a discussion of the hearings ordered by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts. Also discussed therein is the FERC reconsideration concerning GULF's recovery of certain coal contract buyout costs. On April 13, 1994, the FERC approved GULF's Offer of Settlement regarding the return of certain wholesale fuel buyout costs previously refunded to wholesale customers. Also, see Note (I) to the Condensed Financial Statements herein for a discussion of a suit filed against GULF concerning the transportation of coal by barge.

    Compliance costs related to the Clean Air Act could reduce earnings if such increased costs are not fully recovered. The Clean Air Act is discussed further under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in GULF's 1993 Annual Report on Form 10-K. See Note 3 to the financial statements in Item 8 in GULF's 1993 Annual Report on Form 10-K for a discussion of the Environmental Cost Recovery clause which provides for the expected recovery of such costs.

FINANCIAL CONDITION

OVERVIEW
The major change in GULF's financial condition during the first three months of 1994 was gross property additions of $20.7 million. The principal sources of funds for these additions and other capital requirements were provided from operations and an increase in notes payable. See the Condensed Statements of Cash Flows for further details.

CAPITAL REQUIREMENTS FOR CONSTRUCTION
GULF's gross property additions, including those amounts related to environmental compliance, are estimated to total approximately $200 million for the three years 1994 through 1996 ($77 million in 1994, $55 million in 1995 and $68 million in 1996). The estimates of property additions for the three-year period include $25 million committed to meeting the requirements of the Clean Air Act, the cost

                               GULF POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

of which is expected to be recovered through the Environmental Cost Recovery clause. Actual construction costs may vary from these estimates because of factors such as the granting of timely and adequate rate increases, changes in environmental regulations, revised load projections, the cost and efficiency of construction labor, equipment, and materials, and the cost of capital.

    Various environmental legislation and other related regulations are described in "Environmental Matters" in Item 7 - Management's Discussion and Analysis in GULF's 1993 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

    In addition to the funds required for the construction program, $13.0 million will be required by March 31, 1995, in connection with maturities and redemptions of long-term debt and preferred stock subject to mandatory redemption. This amount includes approximately $8.7 million of long-term notes payable issued to finance the termination of a coal supply contract.

    At March 31, 1994, GULF had $2.7 million of cash and $31.5 million of unused credit arrangements with banks to meet its short-term cash needs. GULF had $33.5 million of short-term bank borrowings outstanding at March 31, 1994.

    It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations, the sale of additional first mortgage bonds and preferred stock, and capital contributions from SOUTHERN. GULF is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. GULF's coverage ratios are sufficient to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which GULF will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

                           MISSISSIPPI POWER COMPANY

                           MISSISSIPPI POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


    The condensed financial statements of MISSISSIPPI included herein have been prepared by MISSISSIPPI, without audit, pursuant to the rules and regulations of the SEC. In the opinion of MISSISSIPPI's management, the information regarding MISSISSIPPI furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although MISSISSIPPI believes that the disclosures regarding MISSISSIPPI are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in MISSISSIPPI's latest annual report on Form 10-K.

                           MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                       For the Three Months        For the Twelve Months
                                                                          Ended March 31,             Ended March 31,
                                                                       --------------------          ---------------
                                                                        1994           1993          1994       1993
                                                                        ----           ----          ----       ----
OPERATING REVENUES:
Revenues                                                               $111,700      $ 97,469      $473,596   $431,033
Revenues from affiliates                                                  2,434         4,083        13,869     10,035
                                                                       --------      --------      --------   --------
Total operating revenues                                                114,134       101,552       487,465    441,068
                                                                       --------      --------      --------   --------

OPERATING EXPENSES:
Operation--
  Fuel                                                                   17,601        20,685       110,902     95,937
  Purchased power from non-affiliates                                       966           233         2,931      1,366
  Purchased power from affiliates                                        24,156        16,138        66,037     63,044
  Other                                                                  21,381        21,834        99,929     91,938
Maintenance                                                              13,146        13,594        43,554     46,499
Depreciation and amortization                                             9,299         8,843        33,555     34,083
Taxes other than income taxes                                             9,805         8,701        38,249     35,242
Federal and state income taxes                                            4,870         1,995        25,542     16,539
                                                                       --------      --------      --------   --------
Total operating expenses                                                101,224        92,023       420,699    384,648
                                                                       --------      --------      --------   --------
OPERATING INCOME                                                         12,910         9,529        66,766     56,420
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                         405           127         1,289        581
Interest income                                                              28           132           414        696
Other, net                                                                1,500           738         4,733      4,647
Income taxes applicable to other income                                    (445)         (250)       (1,353)    (1,090)
                                                                       --------      --------      --------   --------
INCOME BEFORE INTEREST CHARGES                                           14,398        10,276        71,849     61,254
                                                                       --------      --------      --------   --------
INTEREST CHARGES:
Interest on long-term debt                                                4,512         4,130        18,071     20,502
Allowance for debt funds used during construction                          (370)          (94)       (1,064)      (533)
Interest on notes payable                                                   326           113         1,213        470
Amortization of debt discount, premium and expense, net                     357           259         1,359        794
Other interest charges                                                       82            89           722        317
                                                                       --------      --------      --------   --------
Net interest charges                                                      4,907         4,497        20,301     21,550
                                                                       --------      --------      --------   --------
NET INCOME                                                                9,491         5,779        51,548     39,704
DIVIDENDS ON PREFERRED STOCK                                              1,225         1,355         5,270      4,491
                                                                       --------      --------      --------   --------
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                          $  8,266      $  4,424      $ 46,278   $ 35,213
                                                                       ========      ========      ========   ========

(  )  Denotes negative figure.


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                           MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                              ---------------
                                                                                            1994           1993
                                                                                            ----           ----

OPERATING ACTIVITIES:
Net income                                                                               $   9,491       $  5,779
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                             11,609         10,855
  Deferred income taxes, net                                                                (3,260)         1,139
  Allowance for equity funds used during construction                                         (405)          (127)
  Other, net                                                                                (3,868)          (325)
Change in certain current assets and liabilities--
  Receivables, net                                                                           7,762          2,781
  Inventories                                                                               (5,661)           952
  Payables                                                                                  (5,146)         3,120
  Taxes accrued                                                                            (11,140)       (16,937)
  Other                                                                                      3,115           (562)
                                                                                         ---------       --------
Net cash provided from operating activities                                                  2,497          6,675
                                                                                         ---------       --------
INVESTING ACTIVITIES:
Gross property additions                                                                   (27,022)       (17,729)
Other                                                                                      (13,925)        (9,932)
                                                                                          --------       --------
Net cash used for investing activities                                                     (40,947)       (27,661)
                                                                                         ---------       --------
FINANCING ACTIVITIES:
Proceeds--
  Capital contributions from parent company                                                      -         30,000
  First mortgage bonds                                                                      35,000         35,000
  Other long-term debt                                                                      50,309              -
Retirements--
  First mortgage bonds                                                                     (22,371)             -
  Other long-term debt                                                                      (2,647)        (1,938)
Notes payable, net                                                                         (11,000)       (31,000)
Payment of preferred stock dividends                                                        (1,225)        (1,355)
Payment of common stock dividends                                                           (8,500)        (7,200)
Miscellaneous                                                                                 (989)          (531)
                                                                                         ---------       --------
Net cash provided (used) from financings                                                    38,577         22,976
                                                                                         ---------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        127          1,990
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               878          7,417
                                                                                         ---------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $   1,005       $  9,407
                                                                                         =========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                   $   3,224       $  2,104
  Income taxes (refunded)                                                                   (1,743)           415


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                           MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                          At March 31,
                                                                             1994               At December 31,
                                                                          (Unaudited)                1993
                                                                        --------------          --------------
UTILITY PLANT:
Plant in service, at original cost                                         $1,245,999              $1,238,847
Less accumulated provision for depreciation                                   465,395                 462,725
                                                                           ----------              ----------
Total                                                                         780,604                 776,122
Construction work in progress                                                 124,149                 108,063
                                                                           ----------              ----------
Total                                                                         904,753                 884,185
                                                                           ----------              ----------

OTHER PROPERTY AND INVESTMENTS                                                  8,577                  11,289
                                                                           ----------              ----------

CURRENT ASSETS:
Cash and cash equivalents                                                       1,005                     878
Receivables--
  Customer accounts receivable                                                 26,175                  31,376
  Other accounts and notes receivable                                           5,240                   5,581
  Affiliated companies                                                          4,259                   6,698
  Accumulated provision for uncollectible accounts                               (518)                   (737)
Fuel stock, at average cost                                                    13,270                  11,185
Materials and supplies, at average cost                                        24,721                  21,145
Current portion of deferred fuel charges                                        1,455                     440
Prepayments                                                                     6,696                   7,843
Vacation pay deferred                                                           4,797                   4,797
                                                                           ----------              ----------
Total                                                                          87,100                  89,206
                                                                           ----------              ----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                       25,243                  25,267
Deferred fuel charges                                                          15,296                  17,520
Debt expense and loss, being amortized                                         11,670                  11,666
Miscellaneous                                                                  18,193                  10,073
                                                                           ----------              ----------
Total                                                                          70,402                  64,526
                                                                           ----------              ----------

TOTAL ASSETS                                                               $1,070,832              $1,049,206
                                                                           ==========              ==========


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                           MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                              At March 31,
                                                                                1994                At December 31,
                                                                             (Unaudited)                 1993
                                                                            --------------          --------------

CAPITALIZATION:
Common stock equity--
  Common stock (without par value), authorized 1,130,000 shares,
  outstanding 1,121,000 shares                                               $   37,691               $   37,691
Paid-in capital                                                                 154,362                  154,362
Premium on preferred stock                                                          372                      372
Retained earnings                                                               129,109                  129,343
                                                                             ----------               ----------
                                                                                321,534                  321,768
Cumulative preferred stock                                                       74,414                   74,414
Long-term debt                                                                  308,618                  250,391
                                                                             ----------               ----------
Total                                                                           704,566                  646,573
                                                                             ----------               ----------

CURRENT LIABILITIES:
Long-term debt due within one year                                               20,780                   19,345
Notes payable                                                                    29,000                   40,000
Accounts payable--
  Affiliated companies                                                            8,243                   10,197
  Other                                                                          34,282                   50,731
Customer deposits                                                                 2,808                    2,786
Taxes accrued--
  Federal and state income                                                        6,598                      186
  Other                                                                           9,400                   26,952
Interest accrued                                                                  5,382                    4,237
Miscellaneous                                                                    14,341                   14,120
                                                                             ----------               ----------
Total                                                                           130,834                  168,554
                                                                             ----------               ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                               122,145                  123,206
Accumulated deferred investment tax credits                                      32,345                   32,710
Deferred credits related to income taxes                                         47,687                   48,228
Accumulated provision for property damage                                        10,873                   10,538
Miscellaneous                                                                    22,382                   19,397
                                                                             ----------               ----------
Total                                                                           235,432                  234,079
                                                                             ----------               ----------

TOTAL CAPITALIZATION AND LIABILITIES                                         $1,070,832               $1,049,206
                                                                             ==========               ==========


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                           MISSISSIPPI POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME
MISSISSIPPI's net income after dividends on preferred stock for the first quarter of 1994 was $8.3 million, compared to $4.4 million for the corresponding period of 1993. Net income rose primarily because of higher retail energy sales and retail rate increases under PEP and the ECO Plan.

REVENUES
Revenues for the first three months of 1994 increased compared to the same period of 1993, because of an increase of 7.6% in retail energy sales, a 22.3% increase in territorial wholesale energy sales and the retail rate increases granted under PEP effective July 1993 and the ECO Plan effective in April 1993. The increase in retail energy sales was due to weather influences, an improving economy in Southeast Mississippi and an increase in the number of customers served. Energy sales to residential customers increased by 10.3% and to commercial customers by 10.7%, with the latter reflecting sales to an increasing number of casinos within MISSISSIPPI's service area. Wholesale capacity revenues decreased approximately $0.5 million.

EXPENSES
Fuel and purchased power expenses combined increased in the first quarter of 1994, compared to the corresponding period of 1993, due to higher energy sales. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. Taxes other than income taxes increased because of higher property taxes and higher revenues.

    The increase in income tax expense reflects the increase in earnings and the federal tax increase enacted in August 1993.

    The increase in interest was because of the sale or issuance of additional debt instruments.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
AFUDC represents the cost of capital charged to utility plant under construction. The equity portion of AFUDC represents non-cash income. However, when facilities are completed and included in rate base, previously capitalized amounts increase cash flow because revenues are higher as a result of the increased rate base and additional depreciation expense.

                           MISSISSIPPI POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS  (Continued)

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings is contingent upon numerous factors ranging from regulatory matters to growth in energy sales. Operating revenues will be affected by changes in rates under the PEP and ECO plans. The PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place. Also see Note (B) to the Condensed Financial Statements herein for information regarding FERC's review of equity returns.

    MISSISSIPPI's 1994 annual filing under the Environmental Compliance Overview Plan with the Mississippi PSC resulted in an approved annual revenue requirement of $7.6 million, effective in April 1994. The FERC approved MISSISSIPPI's wholesale rate increase petition for $3.6 million effective April 1994.

    Future earnings in the near term will also depend upon growth in electric sales which are subject to a number of factors. Traditionally, these factors have included the rate of economic growth in MISSISSIPPI's service area, customer growth, competition, weather, changes in contracts with neighboring utilities, energy conservation practiced by customers, and the elasticity of demand. The enactment of the Energy Act will have a profound effect on the future of the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in MISSISSIPPI's 1993 Annual Report on Form 10-K.

FINANCIAL CONDITION

OVERVIEW
During the first three months of 1994, gross property additions were $27.0 million. The funds for these additions and other capital requirements were derived primarily from internal sources, the sale of $35 million of first mortgage bonds and the issuance of $50 million of long-term notes payable. See the Condensed Statements of Cash Flows for further details.

    At March 31, 1994, cash totaled approximately $1.0 million and MISSISSIPPI had $96 million of unused credit arrangements with banks to meet short-term cash needs. MISSISSIPPI had $29 million of notes payable outstanding at quarter-end.

                           MISSISSIPPI POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

CAPITAL REQUIREMENTS
MISSISSIPPI's gross property additions for the next three years are estimated to be $256 million ($96 million in 1994, $62 million in 1995 and $98 million in 1996). The major emphasis within the construction program will be on complying with Clean Air Act regulations and upgrading existing facilities. Revisions may be necessary because of factors such as revised load projections, the availability and cost of capital and changes in environmental regulations.

    Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will have a significant impact on the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in
Item 7 - Management's Discussion and Analysis in MISSISSIPPI's 1993 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time pending the development and implementation of applicable regulations. MISSISSIPPI's management believes that the ECO Plan will provide for retail recovery of the Clean Air Act costs.

    In addition to the funds required for the construction program, approximately $20.8 million will be required by March 31, 1995, for maturities of long-term debt. It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations, the sale of additional first mortgage bonds, pollution control bonds and preferred stock and the receipt of additional capital contributions from SOUTHERN. MISSISSIPPI is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. MISSISSIPPI's coverage ratios are sufficiently high to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which MISSISSIPPI will be able to issue in the future will depend upon market conditions and other factors prevailing at that time.

                               SAVANNAH ELECTRIC
                                      AND
                                 POWER COMPANY

                      SAVANNAH ELECTRIC AND POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


    The condensed financial statements of SAVANNAH included herein have been prepared by SAVANNAH, without audit, pursuant to the rules and regulations of the SEC. In the opinion of SAVANNAH's management, the information regarding SAVANNAH furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in the third and fourth quarters of 1993 and the first quarter of 1994, included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although SAVANNAH believes that the disclosures regarding SAVANNAH are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in SAVANNAH's latest annual report on Form 10-K.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                                       For the Three Months      For The Twelve Months
                                                                          Ended March 31,          Ended March 31,
                                                                       --------------------     ---------------------
                                                                       1994            1993        1994       1993
                                                                       ----            ----        ----       ----
OPERATING REVENUES:
Revenues                                                             $46,400       $42,748      $219,661    $197,101
Revenues from affiliates                                                 317           125         2,625       1,569
                                                                     -------       -------      --------    --------
Total operating revenues                                              46,717        42,873       222,286     198,670
                                                                     -------       -------      --------    --------

OPERATING EXPENSES:
Operation--
  Fuel                                                                 2,139         1,016        26,100      14,365
  Purchased power from non-affiliates                                    359            91         1,060         495
  Purchased power from affiliates                                     15,229        13,839        57,664      56,754
  Provision for separation benefits                                      551             -         5,006           -
  Other                                                                8,877         9,556        40,477      37,620
Maintenance                                                            2,647         3,279        12,884      14,548
Depreciation and amortization                                          4,250         4,078        16,638      16,698
Taxes other than income taxes                                          2,562         2,480        11,219      10,391
Federal and state income taxes                                         2,973         2,411        15,998      14,542
                                                                     -------       -------      --------    --------
Total operating expenses                                              39,587        36,750       187,046     165,413
                                                                     -------       -------      --------    --------
OPERATING INCOME                                                       7,130         6,123        35,240      33,257
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                      387           113         1,231         458
Other, net                                                              (231)         (240)       (1,622)     (1,333)
Income taxes applicable to other income                                   88            91         1,114         817
                                                                     -------       -------      --------    --------
INCOME BEFORE INTEREST CHARGES                                         7,374         6,087        35,963      33,199
                                                                     -------       -------      --------    --------
INTEREST CHARGES:
Interest on long-term debt                                             3,152         2,346        11,501      10,198
Allowance for debt funds used during construction                       (500)          (60)       (1,139)       (287)
Amortization of debt discount, premium and expense, net                  137           129           543         477
Other interest charges                                                   106           178           508         580
                                                                     -------       -------      --------    --------
Net interest charges                                                   2,895         2,593        11,413      10,968
                                                                     -------       -------      --------    --------
NET INCOME                                                             4,479         3,494        24,550      22,231
DIVIDENDS ON PREFERRED STOCK                                             581           475         2,212       1,900
                                                                     -------       -------      --------    --------
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                        $ 3,898       $ 3,019      $ 22,338    $ 20,331
                                                                     =======       =======      ========    ========

( )  Denotes red figure.


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                            For the Three Months
                                                                                              Ended March 31,
                                                                                           --------------------
                                                                                           1994            1993
                                                                                           ----            ----
OPERATING ACTIVITIES:
Net income                                                                             $   4,479         $  3,494
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                            4,617            4,440
  Deferred taxes, net                                                                        704             (152)
  Allowance for equity funds used during construction                                       (387)            (113)
  Other, net                                                                                 (85)            (375)
Changes in certain current assets and liabilities--
  Receivables, net                                                                        15,175            2,570
  Inventories                                                                                 69           (2,614)
  Payables                                                                               (16,994)             430
  Taxes accrued                                                                            3,454            1,785
  Other                                                                                   (2,376)          (1,604)
                                                                                       ---------         --------
Net Cash Provided From Operating Activities                                                8,656            7,861
                                                                                       ---------         --------

INVESTING ACTIVITIES:
Gross property additions                                                                  (7,766)          (6,246)
Other                                                                                       (916)          (1,248)
                                                                                       ---------         --------
Net Cash Used For Investing Activities                                                    (8,682)          (7,494)
                                                                                       ---------         --------

FINANCING ACTIVITIES:
Proceeds:
  Pollution control bonds                                                                      -            4,085
  Other long-term debt                                                                     6,000                -
Retirements:
  Pollution control bonds                                                                      -           (4,085)
  Other long-term debt                                                                      (198)            (201)
Notes payable, net                                                                        (1,000)           5,500
Payment of preferred stock dividends                                                        (387)            (475)
Payment of common stock dividends                                                         (4,100)          (4,500)
Miscellaneous                                                                                (48)             (18)
                                                                                       ---------         --------
Cash Provided From (Used For) Financing Activities                                           267              306
                                                                                       ---------         --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      241              673
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           3,915            1,788
                                                                                       ---------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   4,156         $  2,461
                                                                                       =========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for--
  Interest (net of amount capitalized)                                                 $   4,236         $  3,258
  Income taxes (refund)                                                                     (155)             146


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                          At March 31,
                                                                            1994                 At December 31,
                                                                          (Unaudited)                1993
                                                                         -------------           ---------------
UTILITY PLANT:
Plant in service, at original cost                                          $623,998                 $622,521
Less accumulated provision for depreciation                                  255,299                  251,565
                                                                            --------                 --------
                                                                             368,699                  370,956
Construction work in progress                                                 55,354                   49,797
                                                                            --------                 --------
Total                                                                        424,053                  420,753
                                                                            --------                 --------

OTHER PROPERTY AND INVESTMENTS                                                 1,792                    1,793
                                                                            --------                 --------

CURRENT ASSETS:
Cash and cash equivalents                                                      4,156                    3,915
Receivables--
  Customer accounts receivable                                                15,945                   18,551
  Other accounts and notes receivable                                            431                      790
  Affiliated companies                                                         1,092                   12,924
  Accumulated provision for uncollectible accounts                              (732)                    (762)
  Fuel cost under recovery                                                     6,783                    7,112
Fuel stock, at average cost                                                    7,994                    8,419
Materials and supplies, at average cost                                        9,714                    9,358
Prepayments                                                                    5,752                    4,849
                                                                            --------                 --------
Total                                                                         51,135                   65,156
                                                                            --------                 --------

DEFERRED CHARGES:
Premium on reacquired debt, being amortized                                    3,668                    3,792
Deferred charges related to income taxes                                      24,503                   24,890
Miscellaneous                                                                 11,753                   10,803
                                                                            --------                 --------
Total                                                                         39,924                   39,485
                                                                            --------                 --------

TOTAL ASSETS                                                                $516,904                 $527,187
                                                                            ========                 ========


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES


                                                                                At March 31,
                                                                                   1994             At December 31,
                                                                                 (Unaudited)              1993
                                                                              ----------------            ----
CAPITALIZATION:
Common stock equity--
Common stock ($5 par value)-- authorized 16,000,000 shares;
  outstanding 10,844,635 shares                                               $ 54,223                   $ 54,223
  Paid-in capital                                                                8,688                      8,688
  Additional minimum liability for under-funded pension obligations             (2,121)                    (2,121)
  Retained earnings                                                             93,219                     93,479
                                                                              --------                   --------
                                                                               154,009                    154,269
Preferred stock                                                                 35,000                     35,000
Long-term debt                                                                 157,149                    151,338
                                                                              --------                   --------
Total                                                                          346,158                    340,607
                                                                              --------                   --------

CURRENT LIABILITIES:
Long-term debt due within one year                                               4,503                      4,499
Notes payable                                                                    2,000                      3,000
Accounts payable--
  Affiliated companies                                                           6,114                      6,041
  Other                                                                          6,152                     24,401
Customer deposits                                                                4,723                      4,714
Taxes accrued--
  Federal and state income                                                       2,678                        342
  Other                                                                          2,305                      1,187
Interest accrued                                                                 5,198                      6,730
Vacation pay accrued                                                             1,655                      1,638
Pensions accrued                                                                 1,972                      1,792
Work force reduction costs accrued                                               3,923                      3,926
Miscellaneous                                                                    2,124                      2,985
                                                                              --------                   --------
Total                                                                           43,347                     61,255
                                                                              --------                   --------

DEFERRED CREDITS:
Accumulated deferred income taxes                                               67,952                     66,947
Accumulated deferred investment tax credits                                     15,135                     15,301
Deferred credits related to income taxes                                        25,922                     26,173
Deferred compensation plans                                                      6,328                      6,117
Deferred under-funded accrued benefit obligation                                 5,870                      5,855
Miscellaneous                                                                    6,192                      4,932
                                                                              --------                   --------
Total                                                                          127,399                    125,325
                                                                              --------                   --------

TOTAL CAPITALIZATION AND LIABILITIES                                          $516,904                   $527,187
                                                                              ========                   ========


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

EARNINGS
SAVANNAH's net income after dividends on preferred stock for the first three months of 1994 was $3.9 million, compared to $3.0 million in the corresponding period of 1993. The increase in net income was primarily due to higher retail revenues.

REVENUES
Revenues for the first quarter of 1994 increased, compared to the corresponding period in 1993, due to higher retail energy sales. Energy sales to retail customers increased 6.3% due to weather influences, an improving economy in SAVANNAH's service territory and an increase in the number of customers served. Wholesale energy sales to non-affiliated companies decreased, however, only the capacity revenues of such sales have any measurable effect on earnings. Capacity revenues fell $123,000.

EXPENSES
Fuel expenses during the first quarter of 1994 increased, compared to those recorded in the first quarter of 1993, because generation almost tripled. The change in generation was due to demand in SAVANNAH's service area and elsewhere in the Southeast. Purchased power transactions among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings. Despite recording approximately $0.6 million for SAVANNAH's portion of the costs related to a workforce reduction program at the system service company, other operation expenses decreased. This decrease reflects the savings associated with SAVANNAH's workforce reduction program, which was implemented in late 1993. Income taxes were higher because of the change in net income and higher federal income tax rates.

    The increases in interest on long-term debt and dividends on preferred stock reflect the sale by SAVANNAH in 1993 of $45 million of first mortgage bonds and $35 million of preferred stock.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
AFUDC represents the cost of capital charged to utility plant under construction and is included in rate base. The equity portion of AFUDC represents non-cash income. In addition, when facilities are completed and included in rate base, previously capitalized amounts increase cash flow because revenues are higher as a result of the increased rate base and additional depreciation expense. The amount of AFUDC recorded has risen because of SAVANNAH's investment in the construction of two 80 megawatt combustion turbine peaking units. These units were placed in service in April and May 1994.

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from regulatory matters to growth in energy sales.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION








RESULTS OF OPERATIONS  (Continued)

   Compliance costs related to the Clean Air Act will reduce earnings if such increased costs cannot be offset. The Clean Air Act is discussed under "Capital Requirements for Construction" in Item 7 - Management's Discussion and Analysis in SAVANNAH's 1993 Annual Report on Form 10-K.

    Future earnings in the near term will also depend upon growth in electric sales which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in SAVANNAH's service area. The enactment of the Energy Act will have a profound effect on the future of the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in SAVANNAH's 1993 Annual Report on Form 10-K.

FINANCIAL CONDITION

OVERVIEW
During the first three months of 1994, SAVANNAH made gross property additions to utility plant of $7.8 million. The funds for these additions and other capital requirements came from an increase in long-term debt and from operating activities, principally from earnings and noncash charges to income such as depreciation. See the Condensed Statements of Cash Flows for further details.

CAPITAL REQUIREMENTS FOR CONSTRUCTION
SAVANNAH's construction program is budgeted at $98 million for the three years 1994 through 1996 ($33 million in 1994, $32 million in 1995 and $33 million in 1996). Actual construction costs may vary from this estimate because of such factors as changes in environmental regulations; the cost and efficiency of construction labor, equipment and materials; revised load projections and the cost of capital. The largest project during this period is the addition of two 80 megawatt combustion turbine units, which were placed in service in April and May 1994.

   Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will have a significant impact on the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in
Item 7 - Management's Discussion and Analysis in SAVANNAH's 1993 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations. There can be no assurance that compliance costs will be recovered through corresponding increases in rates.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

SOURCES OF CAPITAL
At March 31, 1994, SAVANNAH has $4.2 million in cash and cash equivalents and $32.5 million of unused credit arrangements with banks to meet its short-term cash needs. SAVANNAH had $2.0 million of short-term debt outstanding at quarter-end. Additionally, SAVANNAH has $4.5 million of leases and first mortgage bonds maturing by March 31, 1995. SAVANNAH has received the authority from the SEC to have outstanding at any one time an amount of up to $70 million in short-term borrowings.

    It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations and the sale of additional first mortgage bonds and preferred stock and capital contributions from SOUTHERN. SAVANNAH is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. SAVANNAH's coverage ratios are sufficiently high to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which SAVANNAH will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                      FOR
                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                             ALABAMA POWER COMPANY
                             GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                           MISSISSIPPI POWER COMPANY
                      SAVANNAH ELECTRIC AND POWER COMPANY


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                 REGISTRANT                     APPLICABLE NOTES

                 SOUTHERN                       A, B, C, D, E, F, G, H, I, J, K

                 ALABAMA                        B, C, D, E, K

                 GEORGIA                        B, C, D, F, G, H, K

                 GULF                           B, I, K

                 MISSISSIPPI                    B, J

                 SAVANNAH                       K

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                             ALABAMA POWER COMPANY
                             GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                           MISSISSIPPI POWER COMPANY
                      SAVANNAH ELECTRIC AND POWER COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS:

(A) Reference is made to Item 3 - LEGAL PROCEEDINGS in the SOUTHERN system's combined Annual Report on Form 10-K for the year ended December 31, 1993 for a description of the proceedings related to a derivative action filed against certain current and former directors and officers of SOUTHERN. In April 1994, the Court of Appeals reversed the dismissal and remanded the case to the trial court, finding that allegations by the plaintiffs created a reasonable doubt that the board validly exercised its business judgment in refusing the earlier demand.

(B) Reference is made to Note 3 to each of the registrant's, except SAVANNAH, notes to the financial statements in Item 8 in the SOUTHERN system's combined 1993 Annual Report on Form 10-K for a discussion of the hearings ordered by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts and, in the case of GULF, FERC proceedings regarding recovery of certain coal contract buyout costs. On April 13, 1994, the FERC approved GULF's Offer of Settlement regarding the return of certain of its fuel contract buyout costs previously refunded to wholesale customers. GULF recorded in 1993 the reversal of the $2.7 million refund arising from this issue. The interest due GULF will not be material to GULF's financial statements.

(C) Depreciation expense includes a provision for the expected costs of decommissioning nuclear facilities. As approved by the respective public service commissions, annual provisions for nuclear decommissioning are based on an annuity (sinking fund) method, with deposits made each year to external trust funds. Additionally, the amounts previously recorded in internal reserves are being transferred into the external trust funds over a set period of time. It is expected that --over time-- the deposits and earnings of the trust funds will provide sufficient amounts to decontaminate nuclear facilities. The estimated costs of decommissioning and the amounts being recovered through rates at December 31, 1993, for ALABAMA's Plant Farley and GEORGIA's plants Hatch and Vogtle -- based on its ownership interest -- were as follows:

                                                       PLANT FARLEY        PLANT HATCH        PLANT VOGTLE
  Site study basis (year)                                  1993                1990               1990
  Decommissioning Periods (years)                        2017-2029          2014-2027          2027-2037
                                                                           (in millions)
  Site Study Costs:
     Radiated structures                                $   409              $   184           $   155
     Non-radiated structures                                 75                   35                62
     Other                                                   94                   55                54
  --------------------------------------------------------------------------------------------------------
  Total                                                 $   578              $   274           $   271
  ========================================================================================================
  Costs approved for ratemaking                         $   578              $   184           $   155
  Annual expense (1994)                                      18                    6                 6

  Balance in external trust funds                       $    50              $    22           $    16
  Balance in internal reserve                                53                   33                11
  --------------------------------------------------------------------------------------------------------
  Total Accumulated Provision                           $   103              $    55           $    27
  ========================================================================================================

  Estimated ultimate costs:
     Assumed inflation rate                                4.50%                4.40%             4.40%
     Assumed trust earnings rate (net of tax)              7.00%                6.00%             6.00%

                                                                          (in millions)


     Radiated structures                                $ 1,258              $   585           $   803
     Non-radiated structures                                231                  111               321
     Other                                                  289                  176               281
  --------------------------------------------------------------------------------------------------------
  Total                                                 $ 1,778              $   872           $ 1,405
  ========================================================================================================

        The actual decommissioning cost may vary from the above estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The estimates approved by the Georgia PSC for ratemaking exclude costs of non-radiated structures of $35 million for Plant Hatch and $62 million for Plant Vogtle and site contingency costs of $55 million for Plant Hatch and $54 million for Plant Vogtle. GEORGIA expects the Georgia PSC to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

(D) For information regarding nuclear insurance reference is made to Notes 13, 11 and 4 to the financial statements of SOUTHERN, ALABAMA and GEORGIA, respectively, in Item 8 in the SOUTHERN system's combined 1993 Annual Report on Form 10-K. Had ALABAMA and GEORGIA terminated their insurance coverages with NML as of December 31, 1993, they would have had a contingent right to receive amounts with present values of approximately $16 million and $11 million, respectively, payable over a twenty-year period commencing in 1996. Any unpaid amounts, however, are subject to forfeiture in the event that NML's aggregate losses in any subsequent two-year period exceed $300 million or fifty percent of its surplus. The accounting for any such amounts actually received would be subject to regulatory treatment.

(E) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the SOUTHERN system's combined 1993 Annual Report on Form 10-K for information with respect to a civil complaint filed regarding ALABAMA's financing of heat pumps and other merchandise.

(F) Pursuant to orders from the Georgia PSC, GEORGIA deferred financing and depreciation costs under phase-in plans for Plant Vogtle units 1 and 2 until the allowed investment was fully reflected in rates as of October 1991. In addition, the Georgia PSC issued two separate accounting orders that required GEORGIA to defer substantially all operating and financing costs related to bGeorgiatPSCnorderstprovidesfordrecoveryhofedeferred costs within 10 years. The Georgia PSC also ordered GEORGIA to levelize declining capacity buyback expense from the co-owners of the plant over a six-year period beginning October 1991. The unamortized balance of these deferred costs at March 31, 1994, was $494 million.

(G) Reference is made to Note 4 to the financial statements of SOUTHERN and GEORGIA, in Item 8 of the SOUTHERN system's combined 1993 Annual Report on Form 10-K for information concerning the uncertainty related to the actions of regulatory authorities with respect to the recovery of costs of the Rocky Mountain pumped storage hydroelectric project and preliminary discussions between GEORGIA and other parties regarding the potential sale of GEORGIA's remaining interest in the Rocky Mountain project. The ultimate outcome of this matter cannot be determined at this time.

(H) In October 1993, a Superior Court of Fulton County, Georgia, judge ruled that rate riders previously approved by the Georgia PSC for recovery of GEORGIA's costs incurred in connection with demand-side conservation programs were unlawful. The judge held that the Georgia PSC lacked statutory authority to approve such rate riders except through general rate case proceedings and that those procedures had not been followed. GEORGIA has suspended collection of the demand-side conservation costs and appealed the court's decision to the Georgia Court of Appeals. In December 1993, the Georgia PSC approved GEORGIA's request for an accounting order allowing GEORGIA to defer all current unrecovered and future costs related to those programs until the court's decision is reversed or until the next general rate case proceeding. An association of industrial customers has filed a petition for review of such accounting order in the Superior Court of Fulton County, Georgia. GEORGIA's costs related to these conservation programs through March 1994 were $79 million of which $15 million has been collected and the remainder deferred. The estimated costs, assuming no change in the programs certified by the Georgia PSC, are $38 million in 1994 and $40 million in 1995.

        The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's Condensed Financial Statements.

(I) In August 1993, a complaint against GULF and SCS was filed in federal district court in Ohio by two companies with which GULF has contracted for the transportation by barge of certain of GULF's coal supplies. The complaint alleges breach of the contract by GULF and seeks damages estimated by the plaintiffs to be in excess of $85 million.

        While the final outcome of this matter cannot now be determined, in the opinion of management it will not have a material adverse effect on SOUTHERN's or GULF's Condensed Financial Statements.

(J) In September 1993, MISSISSIPPI filed a $3.6-million wholesale rate increase request with the FERC. Prior to this filing, MISSISSIPPI conferred and negotiated a settlement with all its wholesale requirements customers, who have executed and filed a Settlement Agreement and Certificates of Concurrence with the FERC. In March 1994, the FERC notified MISSISSIPPI that it has accepted the wholesale rate increase as filed effective April 1994.

(K) During the first quarter of 1994, GEORGIA and SCS, the system service company, instituted workforce reduction programs. The costs related to these programs amounted to approximately $72.6 million for GEORGIA and $22.3 million for SCS. The costs of the SCS workforce reduction program were apportioned among the various entities that together form the Southern electric system. Additionally, SAVANNAH instituted a workforce reduction program in late 1993 and incurred related charges of approximately $4.5 million.

PART II       -    OTHER INFORMATION

Item 1.            Legal Proceedings.

              (1) Reference is made to the Notes to Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.

              (2) In May 1994, GEORGIA received a notice of violation from the NRC proposing a civil penalty in the amount of $200,000 based upon allegedly inaccurate and incomplete information relating to Plant Vogtle reported to the NRC in 1990. The NRC also issued demands for information regarding alleged performance failures by six individual employees to enable the NRC to determine whether additional enforcement actions are necessary. GEORGIA has not yet determined its response to the NRC.

Item 6.            Exhibits and Reports on Form 8-K.

   (a)             Exhibits.

                   Exhibit 24 - Powers of Attorney and resolutions.
                   (Designated in the SOUTHERN system's combined Form 10-K for the year ended December 31, 1993, File Nos. 1-3526, 1-3164, 1-6468, 0-2429, 0-6849 and 1-5072 as Exhibits 24(a), 24(b),
                   24(c), 24(d), 24(e) and 24(f), respectively, and incorporated herein by reference.)

   (b)             Reports on Form 8-K.

                   During the first quarter of 1994, each of the registrants filed a Form 8-K dated February 16, 1994, whereby their respective audited financial statements as of December 31, 1993, were made a part of the public record. Additionally, during the first quarter of 1994, the following registrants filed Form 8-K's that in each case facilitated a security sale:

                                Registrant                 Date of Report
                                ----------                 --------------
                                SOUTHERN                   January 26, 1994
                                MISSISSIPPI                March 8, 1994

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

             THE SOUTHERN COMPANY

    By        Edward L. Addison
              Chairman
              (Principal Executive Officer)

    By       W. L. Westbrook
             Financial Vice President
             (Principal Financial and
             Accounting Officer)

    By     /s/ Wayne Boston
           --------------------------------
           (Wayne Boston, Attorney-in-fact)

                                                             Date:  May 12, 1994

- --------------------------------------------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

             ALABAMA POWER COMPANY

    By       Elmer B. Harris, President and Chief
             Executive Officer

    By       William B. Hutchins, III, Executive Vice President
             (Principal Financial Officer)

    By       /s/ Wayne Boston
             --------------------------------
             (Wayne Boston, Attorney-in-fact)

                                                          Date:  May 12, 1994

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

             GEORGIA POWER COMPANY

    By       H. Allen Franklin
             President and Chief Executive Officer
             (Principal Executive Officer)

    By       Warren Y. Jobe
             Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

    By       /s/ Wayne Boston
             --------------------------------
             (Wayne Boston, Attorney-in-fact)


                                                              Date: May 12, 1994

- --------------------------------------------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

             GULF POWER COMPANY

    By       Travis J. Bowden, President and Chief Executive Officer

    By       A. E. Scarbrough, Vice President - Finance
             (Principal Financial and Accounting Officer)

    By       /s/ Wayne Boston
             --------------------------------
             (Wayne Boston, Attorney-in-fact)


                                                              Date: May 12, 1994

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

             MISSISSIPPI POWER COMPANY

    By     David M. Ratcliffe, President and Chief Executive Officer

    By Thomas A. Fanning, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

    By     /s/ Wayne Boston
           -------------------------------
           (Wayne Boston, Attorney-in-fact)


                                                              Date: May 12, 1994

- --------------------------------------------------------------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

             SAVANNAH ELECTRIC AND POWER COMPANY

    By       Arthur M. Gignilliat, Jr., President

    By       Kirby R. Willis, Vice President, Treasurer and Chief Financial
             Officer
             (Principal Financial and Accounting Officer)

    By       /s/ Wayne Boston
             --------------------------------
             (Wayne Boston, Attorney-in-fact)

                                                            Date:  May 12, 1994