Form 10-Q
period 1994-06-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1994-08-15
CIK 92122, 3153, 41091, 44545, 66904, 86940

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          ---------------------------

                                   FORM 10-Q
             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 1994
                                      OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____TO_____



COMMISSION       REGISTRANT, STATE OF INCORPORATION,       I.R.S. EMPLOYER
FILE NUMBER         ADDRESS AND TELEPHONE NUMBER          IDENTIFICATION NO.
- -----------         ----------------------------          ------------------

1-3526           THE SOUTHERN COMPANY                         58-0690070
                 (A Delaware Corporation)
                 64 Perimeter Center East
                 Atlanta, Georgia 30346
                 (404) 393-0650

1-3164           ALABAMA POWER COMPANY                        63-0004250
                 (An Alabama Corporation)
                 600 North 18th Street
                 Birmingham, Alabama 35291
                 (205) 250-1000

1-6468           GEORGIA POWER COMPANY                        58-0257110
                 (A Georgia Corporation)
                 333 Piedmont Avenue, N.E.
                 Atlanta, Georgia 30308
                 (404) 526-6526

0-2429           GULF POWER COMPANY                           59-0276810
                 (A Maine Corporation)
                 500 Bayfront Parkway
                 Pensacola, Florida 32501
                 (904) 444-6111

0-6849           MISSISSIPPI POWER COMPANy                    64-0205820
                 (A Mississippi Corporation)
                 2992 West Beach
                 Gulfport, Mississippi 39501
                 (601) 864-1211

1-5072           SAVANNAH ELECTRIC AND POWER COMPANY          58-0418070
                 (A Georgia Corporation)
                 600 Bay Street, East
                 Savannah, Georgia 31401
                 (912) 232-7171


================================================================================

   Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ----     ----

                                                       DESCRIPTION OF                         SHARES OUTSTANDING
REGISTRANT                                             COMMON STOCK                           AT JULY 31, 1994
- ----------                                             -------------                          ----------------
THE SOUTHERN COMPANY                                   PAR VALUE $5 PER SHARE                    649,066,487
ALABAMA POWER COMPANY                                  PAR VALUE $40 PER SHARE                     5,608,955
GEORGIA POWER COMPANY                                  NO PAR VALUE                                7,761,500
GULF POWER COMPANY                                     NO PAR VALUE                                  992,717
MISSISSIPPI POWER COMPANY                              WITHOUT PAR VALUE                           1,121,000
SAVANNAH ELECTRIC AND POWER COMPANY                    PAR VALUE $5 PER SHARE                     10,844,635

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

                               Table of Contents

PART I

                                                                                                               PAGE
DEFINITIONS
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
    Management's Opinion as to Fair Statement of Results                                                         6
    Condensed Statements of Income                                                                               7
    Condensed Statements of Cash Flows                                                                           8
    Condensed Balance Sheets                                                                                     9
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        11

ALABAMA POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         18
    Review by Independent Public Accountants                                                                     18
    Condensed Statements of Income                                                                               19
    Condensed Statements of Cash Flows                                                                           20
    Condensed Balance Sheets                                                                                     21
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        23
    Exhibit 1 - Report of Independent Public Accountants                                                         27

GEORGIA POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         29
    Review by Independent Public Accountants                                                                     29
    Condensed Statements of Income                                                                               30
    Condensed Statements of Cash Flows                                                                           31
    Condensed Balance Sheets                                                                                     32
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        34
    Exhibit 1 - Report of Independent Public Accountants                                                         40

GULF POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         42
    Condensed Statements of Income                                                                               43
    Condensed Statements of Cash Flows                                                                           44
    Condensed Balance Sheets                                                                                     45
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        47

MISSISSIPPI POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         51
    Condensed Statements of Income                                                                               52
    Condensed Statements of Cash Flows                                                                           53
    Condensed Balance Sheets                                                                                     54
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        56

SAVANNAH ELECTRIC AND POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         60
    Condensed Statements of Income                                                                               61
    Condensed Statements of Cash Flows                                                                           62
    Condensed Balance Sheets                                                                                     63
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        65

NOTES TO THE CONDENSED FINANCIAL STATEMENTS                                                                      68

                               Table of Contents
                                  (Continued)

                                                                    PAGE

PART II
 Item 1.  Legal Proceedings                                         73

 Item 4.  Submission of Matters to a Vote of Security Holders       73

 Item 6.  Exhibits and Reports on Form 8-K                          76

SIGNATURES                                                          77


                                  DEFINITIONS

    TERM                                                            MEANING
    ----                                                            -------
    AFUDC   . . . . . . . . . . . . . . . . . . . . . . . . . .     Allowance for Funds Used During Construction
    ALABAMA   . . . . . . . . . . . . . . . . . . . . . . . . .     Alabama Power Company
    Clean Air Act   . . . . . . . . . . . . . . . . . . . . . .     Clean Air Act Amendments of 1990
    ECO Plan  . . . . . . . . . . . . . . . . . . . . . . . . .     Environmental Compliance Overview Plan
    Energy Act  . . . . . . . . . . . . . . . . . . . . . . . .     Energy Policy Act of 1992
    FERC  . . . . . . . . . . . . . . . . . . . . . . . . . . .     Federal Energy Regulatory Commission
    GEORGIA   . . . . . . . . . . . . . . . . . . . . . . . . .     Georgia Power Company
    GULF  . . . . . . . . . . . . . . . . . . . . . . . . . . .     Gulf Power Company
    Gulf States   . . . . . . . . . . . . . . . . . . . . . . .     Gulf States Utilities Company
    IRS   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Internal Revenue Service
    MEAG  . . . . . . . . . . . . . . . . . . . . . . . . . . .     Municipal Electric Authority of Georgia
    MISSISSIPPI   . . . . . . . . . . . . . . . . . . . . . . .     Mississippi Power Company
    NRC   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Nuclear Regulatory Commission
    OPC   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Oglethorpe Power Corporation
    PEP   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Performance Evaluation Plan (PEP-1A)
    PSC   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Public Service Commission
    SAVANNAH    . . . . . . . . . . . . . . . . . . . . . . . .     Savannah Electric and Power Company
    SCS   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Southern Company Services, Inc.
    SEC   . . . . . . . . . . . . . . . . . . . . . . . . . . .     Securities and Exchange Commission
    SEGCO   . . . . . . . . . . . . . . . . . . . . . . . . . .     Southern Electric Generating Company
    SOUTHERN    . . . . . . . . . . . . . . . . . . . . . . . .     The Southern Company

                             THE SOUTHERN COMPANY
                           AND SUBSIDIARY COMPANIES

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

    The condensed financial statements of SOUTHERN included herein have been prepared by SOUTHERN, without audit, pursuant to the rules and regulations of the SEC. In the opinion of SOUTHERN's management, subject to the effect of such adjustments, if any, as might have been required had the outcome of the uncertainty with respect to the actions of the regulators regarding the recoverability of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project, as more fully discussed in Note (G) to the Condensed Financial Statements herein, been known, the information furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in 1994, included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although SOUTHERN believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in SOUTHERN's latest annual report on Form 10-K and, with respect to nuclear decommissioning, the March 31, 1994 quarterly report on Form 10-Q.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                       (Stated in Thousands of Dollars)

                                                        For the Three Months        For the Six Months       For the Twelve Months
                                                           Ended June 30,              Ended June 30,           Ended June 30,
                                                           --------------              --------------           --------------
                                                         1994          1993          1994        1993         1994         1993
                                                         ----          ----          ----        ----         ----         ----
OPERATING REVENUES                                    $2,068,485    $2,068,126    $4,000,915  $3,907,688   $8,582,372   $8,160,865
                                                      ----------    ----------    ----------  ----------   ----------   ----------
OPERATING EXPENSES:
Operation--
  Fuel                                                   536,681       556,579     1,016,672   1,013,966    2,267,713    2,141,588
  Purchased power                                         42,948        90,379       123,608     184,594      274,702      398,377
  Provision for separation benefits                        3,668             -        96,818           -       96,818            -
  Other                                                  360,837       350,832       691,010     661,627    1,475,081    1,344,805
Maintenance                                              161,089       164,346       334,876     321,811      665,629      642,073
Depreciation and amortization                            202,176       201,213       402,386     395,607      800,261      781,937
Amortization of deferred Plant Vogtle
  expenses, net (Note F)                                  15,789         6,012        28,407       9,039       55,652        1,451
Taxes other than income taxes                            118,015       112,625       236,951     227,667      470,714      445,344
Federal and state income taxes                           187,292       160,498       299,885     290,373      743,496      656,660
                                                      ----------    ----------    ----------  ----------   ----------   ----------
Total operating expenses                               1,628,495     1,642,484     3,230,613   3,104,684    6,850,066    6,412,235
                                                      ----------    ----------    ----------  ----------   ----------   ----------
OPERATING INCOME                                         439,990       425,642       770,302     803,004    1,732,306    1,748,630
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction        2,492         1,137         5,775       1,884       12,873        6,921
Interest income                                            7,443         5,901        13,541      12,429       31,265       30,115
Other, net                                                  (138)       33,314       (16,014)     25,169      (82,519)     (20,930)
Income taxes applicable to other income                   (1,336)       19,696         4,725      23,101       38,839       56,162
                                                      ----------    ----------    ----------  ----------   ----------   ----------
INCOME BEFORE INTEREST CHARGES                           448,451       485,690       778,329     865,587    1,732,764    1,820,898
                                                      ----------    ----------    ----------  ----------   ----------   ----------
INTEREST CHARGES AND PREFERRED DIVIDENDS:
Interest on long-term debt                               146,087       150,905       288,658     306,567      576,836      636,862
Allowance for debt funds used during construction         (5,342)       (3,426)       (9,726)     (6,080)     (16,897)     (11,389)
Interest on interim obligations                            8,323         7,389        17,572      13,152       34,255       20,272
Amortization of debt discount, premium and expense, net    7,482         6,612        14,843      12,116       29,022       20,859
Other interest charges                                    13,970        50,675        26,114      64,989       48,208       82,709
Preferred dividends of subsidiary companies               21,732        23,051        43,066      47,356       89,177       98,748
                                                      ----------    ----------    ----------  ----------   ----------   ----------
Net interest charges and preferred dividends             192,252       235,206       380,527     438,100      760,601      848,061
                                                      ----------    ----------    ----------  ----------   ----------   ----------

CONSOLIDATED NET INCOME                               $  256,199    $  250,484    $  397,802  $  427,487   $  972,163   $  972,837
                                                      ==========    ==========    ==========  ==========   ==========   ==========
AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING *(THOUSANDS)                  648,347       636,108       647,399     634,837      643,600      633,608
EARNINGS PER SHARE OF COMMON STOCK*                   $     0.39    $     0.39    $     0.61  $     0.67   $     1.51   $     1.54
CASH DIVIDENDS PAID PER SHARE
  OF COMMON STOCK*                                    $    0.295    $    0.285    $     0.59  $     0.57   $     1.16   $     1.12

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

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (Stated in Thousands of Dollars)

                                                                                                       For the Six Months
                                                                                                         Ended June 30,
                                                                                                         --------------
                                                                                                      1994            1993
                                                                                                      ----            ----
OPERATING ACTIVITIES:
Consolidated net income                                                                            $ 397,802     $   427,487
Adjustments to reconcile consolidated net income to net cash provided by operating activities--
  Depreciation and amortization                                                                      519,402         497,429
  Deferred income taxes, net                                                                         (10,499)         43,618
  Allowance for equity funds used during construction                                                 (5,775)         (1,884)
  Deferred Plant Vogtle costs                                                                         28,407           9,039
  Provision for separation benefits                                                                   83,962               -
  Gain on asset sales                                                                                (23,582)        (35,108)
  Other, net                                                                                         (23,628)        (43,062)
Changes in certain current assets and liabilities--
  Receivables, net                                                                                    11,956          59,070
  Fossil fuel stock                                                                                  (74,858)        (67,656)
  Materials and supplies                                                                              (6,062)        (11,829)
  Accounts payable                                                                                   (24,435)        (81,746)
  Other                                                                                               (5,963)         26,093
                                                                                                   ---------     -----------
Net cash provided from operating activities                                                          866,727         821,451
                                                                                                   ---------     -----------
INVESTING ACTIVITIES:
Gross property additions                                                                            (696,330)       (631,307)
Sales of property                                                                                    141,931         253,032
Other                                                                                                (70,069)        (40,209)
                                                                                                   ---------     -----------
Net cash used in investing activities                                                               (624,468)       (418,484)
                                                                                                   ---------     -----------
FINANCING ACTIVITIES:
Proceeds--
  Common stock                                                                                       121,766         108,867
  Preferred stock                                                                                          -          75,000
  First mortgage bonds                                                                                35,000       1,630,000
  Pollution control bonds                                                                            106,165         244,461
  Other long-term debt                                                                               428,178          12,114
Retirements--
  Preferred stock                                                                                     (1,000)       (107,500)
  First mortgage bonds                                                                              (106,679)     (1,572,143)
  Pollution control bonds                                                                            (52,555)       (175,870)
  Other long-term debt                                                                              (159,744)        (34,482)
Special deposits-redemption funds                                                                   (187,259)       (288,510)
Interim obligations, net                                                                              (8,655)        295,901
Payment of common stock dividends                                                                   (382,525)       (361,330)
Miscellaneous                                                                                         (8,667)        (80,215)
                                                                                                   ---------     -----------
Net cash provided from (used in) financing activities                                               (215,975)       (253,707)
                                                                                                   ---------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                               26,284         149,260
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     178,346          97,313
                                                                                                   ---------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $ 204,630     $   246,573
                                                                                                   =========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                             $ 307,537     $   365,360
  Income taxes                                                                                       291,612         188,318

The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED BALANCE SHEETS
                       (Stated in Thousands of Dollars)

                                    ASSETS

                                                                          At June 30,
                                                                              1994              At December 31,
                                                                          (Unaudited)                 1993
                                                                          -----------           ---------------
UTILITY PLANT:
Plant in service (Note C)                                                 $28,103,178             $27,686,539
Less accumulated provision for depreciation                                 9,240,085               8,933,717
                                                                          -----------             -----------
                                                                           18,863,093              18,752,822
Nuclear fuel, at amortized cost                                               224,946                 229,293
Construction work in progress                                               1,014,775               1,031,240
                                                                          -----------             -----------
Total                                                                      20,102,814              20,013,355
                                                                          -----------             -----------

OTHER PROPERTY AND INVESTMENTS:
Foreign utility operations, being amortized                                   539,221                 558,960
Nuclear decommissioning trusts (Note C)                                       113,689                  87,487
Miscellaneous                                                                  94,960                  89,425
                                                                          -----------             -----------
Total                                                                         747,870                 735,872
                                                                          -----------             -----------

CURRENT ASSETS:
Cash and cash equivalents                                                     204,630                 178,346
Special deposits - redemption funds                                           187,259                       -
Receivables, less accumulated provisions for uncollectible accounts
   of $9,567 at June 30, 1994 and $9,067 at December 31, 1993               1,132,032               1,146,774
Fossil fuel stock, at average cost                                            321,447                 254,026
Materials and supplies, at average cost                                       540,784                 534,722
Prepayments                                                                   187,757                 147,915
Miscellaneous                                                                  72,574                  73,074
                                                                          -----------             -----------
Total                                                                       2,646,483               2,334,857
                                                                          -----------             -----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                    1,498,635               1,546,338
Deferred Plant Vogtle costs (Note F)                                          478,573                 506,980
Debt expense and loss, being amortized                                        322,412                 320,515
Deferred fuel charges                                                          58,954                  70,404
Miscellaneous                                                                 445,951                 382,336
                                                                          -----------             -----------
Total                                                                       2,804,525               2,826,573
                                                                          -----------             -----------

TOTAL ASSETS                                                              $26,301,692             $25,910,657
                                                                          ===========             ===========


The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED BALANCE SHEETS
                       (Stated in Thousands of Dollars)

                        CAPITALIZATION AND LIABILITIES

                                                                        At June 30,
                                                                           1994                   At December 31,
                                                                        (Unaudited)                    1993
                                                                        -----------               ---------------
CAPITALIZATION:
Common stock, par value $5 per share -
   Authorized - 1 billion shares;
   Outstanding - June 30, 1994:  648,346,540 shares
   December 31, 1993:  642,661,658 shares*                              $ 3,241,733                 $ 3,213,308
Paid-in capital                                                           1,595,140                   1,502,193
Premium on preferred stock                                                    1,012                       1,012
Retained earnings                                                         2,983,973                   2,967,706
                                                                        -----------                 -----------
                                                                          7,821,858                   7,684,219
Preferred stock                                                           1,332,203                   1,332,203
Preferred stock subject to mandatory redemption                                 500                       1,000
Long-term debt                                                            7,546,946                   7,411,455
                                                                        -----------                 -----------
Total                                                                    16,701,507                  16,428,877
                                                                        -----------                 -----------

CURRENT LIABILITIES:
Preferred stock due within one year                                             500                       1,000
Long-term debt due within one year                                          272,860                     155,638
Notes payable                                                               622,478                     865,381
Commercial paper                                                            309,775                      75,527
Accounts payable                                                            636,703                     697,749
Customer deposits                                                           103,918                     102,822
Taxes accrued--
  Federal and state income                                                   69,315                      34,023
  Other                                                                     148,182                     171,673
Interest accrued                                                            196,094                     186,057
Vacation pay accrued                                                         92,015                      90,206
Miscellaneous                                                               190,074                     190,638
                                                                        -----------                 -----------
Total                                                                     2,641,914                   2,570,714
                                                                        -----------                 -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                         3,992,013                   3,978,889
Deferred credits related to income taxes                                  1,022,696                   1,050,512
Accumulated deferred investment tax credits                                 878,701                     900,203
Disallowed Plant Vogtle capacity buyback costs                               57,244                      63,067
Prepaid capacity revenues, net                                              141,155                     143,762
Miscellaneous                                                               866,462                     774,633
                                                                        -----------                 -----------
Total                                                                     6,958,271                   6,911,066
                                                                        -----------                 -----------

TOTAL CAPITALIZATION AND LIABILITIES                                    $26,301,692                 $25,910,657
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

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

EARNINGS
SOUTHERN's earnings for the second quarter of 1994 were slightly higher than earnings recorded in the same period of 1993 primarily because of lower capital costs. Consolidated net income was $256 million for the second quarter of 1994, compared to $250 million for the second quarter of 1993. Earnings per share were $0.39 in the second quarter of both 1994 and 1993. Also, refer to "Other Income" later in this discussion for details of the gains recorded from the sales of a portion of Plant Scherer Unit 4 in June of 1993 and 1994.

REVENUES
Retail energy sales increased 4.0% primarily because of an increase in the number of customers served and the improvement in the economy. Energy sales to residential, commercial and industrial customers increased 3.8%, 6.5% and 2.5%, respectively. Wholesale energy sales decreased 41.6% due to reduced demand and scheduled reductions in off-system contracts. As a result, total energy sales decreased 4.9%. Capacity revenues for the second quarter of 1994 were $20 million less than in the second quarter of 1993. The capacity revenues decreased as scheduled, coinciding with GEORGIA completing the second and third sales of a portion of Plant Scherer Unit 4 in June 1993 and 1994. The final sale in a series of four transactions for the sale of this generating unit is scheduled for June 1995. The generation from this unit has been dedicated to unit power sales.

EXPENSES
Fuel expense for the second quarter of 1994, compared to the corresponding period of 1993, was lower due primarily to a decrease in the average cost of coal. Purchased power expense decreased because of the reduction in capacity buyback payments by GEORGIA to the co-owners of plants Vogtle and Scherer and lower demand from wholesale customers. See Note (F) to the Condensed Financial Statements herein for information regarding the Georgia PSC's retail rate order that required the levelization of capacity buyback expense for Plant Vogtle.

    The Southern electric system has instituted a number of initiatives to curb the growth of expenses, including workforce reduction programs. Disregarding the one-time cost of these programs, they are projected to yield pre-tax savings of approximately $26 million in 1994 and approximately $51 million in each succeeding year. See Note (K) to the Condensed Financial Statements herein for further information on these programs. Maintenance expenses decreased due to the timing of scheduled maintenance on generating units.

    Taxes other than income taxes were higher primarily because of increased investment in plant. The increase in income tax expense was due to higher earnings and the enactment of a federal income tax rate increase in August 1993.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

    The settlement of an IRS audit for the tax years 1983 through 1987 in May 1993 resulted in an increase in depreciation and amortization in the second quarter of 1993 due to the reversal of the amortization of certain investment tax credits. The settlement also resulted in interest charges and a reduction in tax expense applicable to other income due to the recognition of tax credits previously deferred. While the settlement resulted in the payment of additional taxes during the second quarter of 1993, there was no material effect on net income.

INTEREST CHARGES AND DIVIDENDS ON PREFERRED STOCK
The decrease in interest on long-term debt and dividends on preferred stock reflects the SOUTHERN system's efforts to decrease its capital costs. In response to the low interest rate levels prevailing during 1992 and 1993, the SOUTHERN system refinanced a significant portion of its long-term debt and preferred stock. To the extent it is economically feasible, efforts to reduce capital costs will continue. Other interest charges for the second quarter of 1993 reflect the accrual of interest on the settlement of an IRS audit in May 1993.

OTHER INCOME
On June 1 of 1993 and 1994, GEORGIA completed the second and third sales in a series of four separate transactions to sell Plant Scherer Unit 4. The second sale for 31.44% of the unit was made for $253 million and resulted in a pre-tax gain of $35.1 million ($18.4 million, after taxes). The latter sale for 16.55% of the unit was made for $133 million and resulted in a pre-tax gain of $21.7 million ($11.3 million, after taxes). Additionally, income taxes applicable to other income in the second quarter of 1993 were reduced as a result of the tax effect of the interest charges in the settlement of an IRS audit and the recognition of tax credits previously deferred.

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

    Reference is made to the Notes to the Condensed Financial Statements herein for further discussion of various uncertainties and legal proceedings related to: the actions of regulators regarding the recovery of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project; a civil suit filed against ALABAMA related to financing agreements; a suit

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

filed against GULF related to fuel transportation; the outcome of a proceeding initiated by the FERC to determine the appropriate return on equity on wholesale power and transmission contracts; and complaints filed by MEAG and OPC seeking to recover from GEORGIA an aggregate of $22.8 million (including interest) in alleged partial requirements rates overcharges.

    Pursuant to an Integrated Resource Plan approved by the Georgia PSC, GEORGIA has implemented various demand-side option programs and had been authorized by the Georgia PSC to recover associated program costs through rate riders. A superior court judge s ruling that recovery of these costs through rate riders was unlawful was reversed by the Georgia Court of Appeals in July 1994. GEORGIA has ceased collection of the rate riders and the Georgia PSC has allowed the deferral of program costs pending the final outcome of this matter. For additional information on this matter, see Note (H) to the Condensed Financial Statements herein.

    The IRS has notified SOUTHERN that its tax accounting for the sale by GEORGIA of a portion of Plant Vogtle in 1984 was improper. The potential tax deficiency and interest arising from this issue amount to approximately $30 million and $33 million, respectively. The tax deficiency relates to a timing issue as to when taxes are paid, therefore only the interest could impact future income. See Note (I) to the Condensed Financial Statements herein for further discussion of this matter.

    Compliance costs related to the Clean Air Act will reduce earnings if such increased costs cannot be offset. The Clean Air Act is discussed under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in SOUTHERN's 1993 Annual Report on Form 10-K. Also see Note (M) to the Condensed Financial Statements herein for information regarding a list of sites, including a number of sites owned by GEORGIA, compiled by the State of Georgia that may require environmental remediation.

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

    The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. In response to these questions, the Financial Accounting Standards Board has decided to review the accounting for nuclear decommissioning. If current electric utility industry accounting practices for such decommissioning costs are changed: (1)

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

annual provisions for decommissioning could increase and (2) the total estimated cost for decommissioning may be required to be recorded as a liability on the balance sheet. ALABAMA and GEORGIA do not believe that such changes, if required, would have a significant adverse effect on results of operations due to their current and expected future ability to recover decommissioning costs through rates. Further discussion of nuclear decommissioning costs is made in Note (C) to the Condensed Financial Statements herein.

FINANCIAL CONDITION

OVERVIEW
The major changes in SOUTHERN's financial condition during the first half of 1994 were the addition of approximately $696 million to utility plant, the commercial operation of seven combustion turbine generating units having an aggregate nameplate capacity of approximately 635 megawatts, the sale of a portion of Plant Scherer Unit 4, recognition of the liability associated with the implementation of workforce reduction programs and the sale of SOUTHERN's common stock for $122 million. The funds for gross property additions and other capital requirements were derived primarily from operations, the sale of a portion of Plant Scherer, an increase in other long-term debt and security sales. See SOUTHERN's Condensed Statements of Cash Flows for further details. Additionally, SOUTHERN's board of directors declared a two-for-one common stock split in the form of a stock distribution for each share issued and outstanding as of February 7, 1994.

CAPITAL STRUCTURE
One of SOUTHERN's goals is to maintain common equity as a percent of total capitalization, including short-term debt and the current portion of capitalization, within a range of 40 to 45%. This ratio was 43.7% at June 30, 1994, compared to 43.8% at December 31, 1993. The market price of SOUTHERN's common stock at June 30, 1994, was $18.75 per share, compared to a book value of $12.06. This represents a market-to-book value ratio of 155%. The quarterly dividend for the second quarter of 1994 was 29.5 cents per share.

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

    Current energy demand forecasts do not require any additional baseload generating facilities until well into the future. However, the construction of combustion turbine peaking units of approximately 1,700 megawatts is planned by 1996, including those that began commercial operation in 1994, to

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

meet the increased peak-hour demands. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants. GEORGIA and OPC have entered into a joint ownership agreement for the latter to assume responsibility for the construction and completion of the Rocky Mountain project. This agreement is described further in Note 4 to the financial statements in Item 8 of SOUTHERN's 1993 Annual Report on Form 10-K.

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

OTHER CAPITAL REQUIREMENTS
In addition to the funds needed for the construction program, approximately $86 million, excluding those funds on deposit with trustees and which are specifically designated for called redemptions, will be required by June 30, 1995, for present sinking fund requirements and maturities of long-term debt and preferred stock. Also, the operating subsidiaries plan to continue, to the extent possible, a program to retire high-cost debt and preferred stock and replace these obligations with lower-cost capital.

SOURCES OF FUNDS
In addition to the sale of common stock in the first half of 1994, SOUTHERN may require additional equity capital during the remainder of the year. The amounts and timing of additional equity capital to be raised in 1994, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. The operating subsidiaries plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. However, the type and timing of financings will depend on market conditions, maintenance of adequate earnings, and regulatory approval. Additionally, GEORGIA expects to receive approximately $130 million in 1995 from the sale of its remaining ownership interest in Plant Scherer Unit 4. These property sales are discussed further in Note 7 to the financial statements in Item 8 in SOUTHERN's 1993 Annual Report on Form 10-K.

    To meet short-term cash needs and contingencies, the SOUTHERN system had at June 30, 1994, approximately $205 million of cash and cash equivalents and approximately $1.2 billion of unused credit arrangements with banks.

    At June 30, 1994, the system companies had outstanding $622 million of notes payable and $310 million of commercial paper. The level of short-term indebtedness is seasonal and by the conclusion

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

of summer such levels of short-term debt should be greatly pared. The short-term lines of credit may not be utilized in their entirety without additional regulatory approval. Since the construction program with respect to major generating projects has been completed, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

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

                             ALABAMA POWER COMPANY

                             ALABAMA POWER COMPANY
             MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

    The condensed financial statements of ALABAMA included herein have been prepared by ALABAMA, without audit, pursuant to the rules and regulations of the SEC. In the opinion of ALABAMA's management, the information regarding ALABAMA furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ALABAMA believes that the disclosures regarding ALABAMA are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in ALABAMA's latest annual report on Form 10-K and, with respect to nuclear decommissioning, the March 31, 1994 quarterly report on Form 10-Q.


                   REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

    The condensed financial statements of ALABAMA included herein have been reviewed by ALABAMA's independent public accountants as set forth in their report included herein as Exhibit 1.

                             ALABAMA POWER COMPANY
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                       (Stated in Thousands of Dollars)

                                               For the Three Months         For the Six Months          For the Twelve Months
                                                  Ended June 30,              Ended June 30,               Ended June 30,
                                                  -------------               -------------                -------------
                                                1994        1993            1994         1993           1994           1993
                                                ----        ----            ----         ----           ----           ----
OPERATING REVENUES:
Revenues                                      $711,174    $680,810      $1,365,487     $1,277,036    $2,914,084     $2,676,639
Revenues from affiliates                        48,225      52,779          80,759         92,112       170,622        169,134
                                              --------    --------      ----------     ----------    ----------     ----------
Total operating revenues                       759,399     733,589       1,446,246      1,369,148     3,084,706      2,845,773
                                              --------    --------      ----------     ----------    ----------     ----------
OPERATING EXPENSES:
Operation--
Fuel                                           219,869     209,493         404,869        369,923       912,046        783,898
Purchased power from non-affiliates              4,377       3,394           9,635          7,114        17,751         16,087
Purchased power from affiliates                 25,113      27,800          51,695         55,195       116,830        116,464
Other                                          113,536     116,244         224,170        220,737       474,248        452,335
Maintenance                                     52,045      56,128         119,704        116,019       256,191        237,485
Depreciation and amortization                   72,757      71,665         145,359        144,739       290,929        284,599
Taxes other than income taxes                   45,021      43,485          91,444         90,411       180,030        176,004
Federal and state income taxes                  63,985      46,357         108,051         81,631       233,631        189,461
                                              --------    --------      ----------     ----------    ----------     ----------
Total operating expenses                       596,703     574,566       1,154,927      1,085,769     2,481,656      2,256,333
                                              --------    --------      ----------     ----------    ----------     ----------
OPERATING INCOME                               162,696     159,023         291,319        283,379       603,050        589,440
OTHER INCOME (EXPENSE):
Allowance for equity funds used
 during construction                               503         711           1,170          1,139         3,291          2,126
Interest income                                  4,028       3,690           8,258          7,804        21,229         16,106
Other, net                                     (15,735)     (1,363)        (19,483)        (4,166)      (38,608)       (18,485)
Income taxes applicable to
 other income                                    6,268         958           6,935          1,729        15,444         11,164
                                              --------    --------      ----------     ----------    ----------     ----------
INCOME BEFORE INTEREST CHARGES                 157,760     163,019         288,199        289,885       604,406        600,351
                                              --------    --------      ----------     ----------    ----------     ----------
INTEREST CHARGES:
Interest on long-term debt                      44,648      46,225          89,137         95,432       178,565        195,283
Allowance for debt funds used
 during construction                              (766)       (984)         (1,449)        (1,578)       (2,863)        (2,318)
Interest on interim obligations                  1,499       1,575           2,309          2,369         3,700          4,034
Amortization of debt discount,
 premium, and expense, net                       2,423       2,260           4,895          4,120         9,712          6,976
Other interest charges                           4,784      15,398           9,745         25,337        19,882         35,119
                                              --------    --------      ----------     ----------    ----------     ----------
Net interest charges                            52,588      64,474         104,637        125,680       208,996        239,094
                                              --------    --------      ----------     ----------    ----------     ----------
NET INCOME                                     105,172      98,545         183,562        164,205       395,410        361,257
DIVIDENDS ON PREFERRED STOCK                     6,504       7,097          12,863         14,901        27,521         31,987
                                              --------    --------      ----------     ----------    ----------     ----------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                             $ 98,668    $ 91,448      $  170,699     $  149,304    $  367,889     $  329,270
                                              ========    ========      ==========     ==========    ==========     ==========


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (Stated in Thousands of Dollars)

                                                                                              For the Six Months
                                                                                                Ended June 30
                                                                                                -------------
                                                                                            1994              1993
                                                                                            ----              ----

OPERATING ACTIVITIES:
Net income                                                                                $183,562          $164,205
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                            177,518           180,032
  Deferred income taxes, net                                                                (8,453)          (18,052)
  Allowance for equity funds used during construction                                       (1,170)           (1,139)
  Other, net                                                                                (8,763)           35,545
Change in certain current assets and liabilities:
  Receivables, net                                                                           7,528            23,549
  Inventories                                                                              (16,738)          (70,943)
  Payables                                                                                 (49,046)          (35,696)
  Taxes accrued                                                                             29,139            23,049
  Energy cost recovery, retail                                                              (9,745)           16,415
  Other                                                                                    (43,592)          (34,221)
                                                                                          --------          --------
Net cash provided from operating activities                                                260,240           282,744
                                                                                          --------          --------
INVESTING ACTIVITIES:
Gross property additions                                                                  (217,500)         (197,989)
Other                                                                                      (20,101)           (3,819)
                                                                                          --------          --------
Net cash used for investing activities                                                    (237,601)         (201,808)
                                                                                          --------          --------
FINANCING ACTIVITIES:
Proceeds:
  First mortgage bonds                                                                           -           610,000
  Other long-term debt                                                                     107,433           108,887
Retirements:
  Preferred stock                                                                                -           (49,000)
  First mortgage bonds                                                                     (20,387)         (516,504)
  Other long-term debt                                                                     (43,641)         (118,019)
Special deposits - redemption funds                                                        (53,700)                -
Interim obligations, net                                                                   142,845            60,402
Payment of preferred stock dividends                                                       (12,107)          (16,067)
Payment of common stock dividends                                                         (133,500)         (126,000)
Miscellaneous                                                                               (1,063)          (29,693)
                                                                                          --------          --------
Net cash provided from (used for) financing activities                                     (14,120)          (75,994)
                                                                                          --------          --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      8,519             4,942
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             3,233            13,629
                                                                                          --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $ 11,752          $ 18,571
                                                                                          ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                    $ 89,088          $ 87,781
  Income taxes                                                                             103,811            94,181


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                           CONDENSED BALANCE SHEETS
                       (Stated in Thousands of Dollars)

                                    ASSETS

                                                                      At June 30,
                                                                         1994                   At December 31,
                                                                      (Unaudited)                     1993
                                                                      -----------               ---------------
UTILITY PLANT:
Plant in service, at original cost (Note C)                            $9,870,270                  $9,757,141
Less accumulated provision for depreciation                             3,508,370                   3,384,156
                                                                       ----------                  ----------
                                                                        6,361,900                   6,372,985
Nuclear fuel, at amortized cost                                            95,570                      93,551
Construction work in progress                                             276,736                     225,786
                                                                       ----------                  ----------
Total                                                                   6,734,206                   6,692,322
                                                                       ----------                  ----------

OTHER PROPERTY AND INVESTMENTS                                            111,830                      99,185
                                                                       ----------                  ----------

CURRENT ASSETS:
Cash and cash equivalents                                                  11,752                       3,233
Special deposit - redemption funds                                         53,700                           -
Receivables --
  Customer accounts receivable                                            329,895                     312,090
  Other accounts and notes receivable                                      41,072                      48,808
  Affiliated companies                                                     38,419                      40,216
  Accumulated provision for uncollectible accounts                         (2,299)                     (2,632)
Refundable income taxes                                                     5,552                      11,940
Fossil fuel stock, at average cost                                        102,082                      88,481
Materials and supplies, at average cost                                   179,867                     176,728
Prepayments--
  Income taxes                                                             17,327                      18,980
  Other                                                                    97,068                      60,227
Vacation pay deferred                                                      22,680                      22,680
                                                                       ----------                  ----------
Total                                                                     897,115                     780,751
                                                                       ----------                  ----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                  462,873                     469,010
Debt expense and loss, being amortized                                    106,905                     109,698
Uranium enrichment decontamination and decommissioning fund                45,149                      45,554
Miscellaneous                                                              59,174                      52,163
                                                                       ----------                  ----------
Total                                                                     674,101                     676,425
                                                                       ----------                  ----------

TOTAL ASSETS                                                           $8,417,252                  $8,248,683
                                                                       ==========                  ==========


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                           CONDENSED BALANCE SHEETS
                       (Stated in Thousands of Dollars)

                        CAPITALIZATION AND LIABILITIES


                                                                               At June 30,
                                                                                  1994                  At December 31,
                                                                               (Unaudited)                   1993
                                                                               -----------              ---------------
CAPITALIZATION:
Common stock equity --
Common stock, par value $40 per share--authorized 6,000,000
    shares, outstanding 5,608,955 shares                                       $  224,358                 $   224,358
Paid-in capital                                                                 1,304,645                   1,304,645
Premium on preferred stock                                                            146                         146
Retained earnings                                                               1,034,255                     997,199
                                                                               ----------                 -----------
                                                                                2,563,404                   2,526,348
Preferred stock                                                                   440,400                     440,400
Long-term debt                                                                  2,364,726                   2,362,852
                                                                               ----------                 -----------
Total                                                                           5,368,530                   5,329,600
                                                                               ----------                 -----------

CURRENT LIABILITIES:
Long-term debt due within one year                                                101,801                      58,998
Notes payable                                                                      22,000                      40,000
Commercial paper                                                                  160,845                           -
Accounts payable--
  Affiliated companies                                                             54,167                      62,507
  Other                                                                           227,423                     272,491
Customer deposits                                                                  32,153                      31,198
Taxes accrued --
  Federal and state income                                                         16,734                      25,730
  Other                                                                            43,553                      14,414
Interest accrued                                                                   54,231                      52,809
Miscellaneous                                                                      65,390                      73,106
                                                                               ----------                 -----------
Total                                                                             778,297                     631,253
                                                                               ----------                 -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                               1,169,293                   1,165,127
Accumulated deferred investment tax credits                                       323,380                     329,909
Prepaid capacity revenues, net                                                    141,155                     143,762
Uranium enrichment decontamination and decommissioning fund                        41,676                      39,644
Deferred credits related to income taxes                                          429,280                     441,240
Miscellaneous                                                                     165,641                     168,148
                                                                               ----------                 -----------
Total                                                                           2,270,425                   2,287,830
                                                                               ----------                 -----------

TOTAL CAPITALIZATION AND LIABILITIES                                           $8,417,252                  $8,248,683
                                                                               ==========                  ==========


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

ALABAMA's financial performance during the second quarter of 1994 improved, compared to the same period of 1993, due primarily to higher retail revenues and lower financing costs. Net income after dividends on preferred stock was $98.7 million during the second quarter of 1994, compared to $91.4 million in the corresponding period of 1993.

REVENUES
Operating revenues in the second quarter of 1994 increased over the corresponding period of 1993 due to higher energy sales to retail customers. The 4.6% increase in retail energy sales is attributable primarily to an increase in customers served, weather and the improving economy in Alabama. Revenues from non-affiliated wholesale customers also increased, including a $6.6 million increase in capacity revenues. Total energy sales increased 3.4%.

    Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

EXPENSES
Fuel expense increased because of a 12.5% increase in coal-fired generation. Coal-fired generation increased due to greater demand and lower nuclear generation. ALABAMA accrues estimated operation and maintenance expenses related to nuclear refueling outages during the period between outages. During the second quarter of 1994, ALABAMA reduced the accrual to reflect actual incurred costs. As a result, both other operation expenses and maintenance expenses were lower than the amounts recorded in the second quarter of 1993. The increase in depreciation and amortization reflects the additions to utility plant.

    Taxes other than income taxes increased because of higher revenues and the addition of new facilities. The increase in income tax expense reflected the improvement in earnings and an increase in the federal income tax rate enacted in August 1993.

OTHER INCOME AND ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
The change in "Other, net" is primarily attributable to increases in contributions to non-profit organizations. AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it is realized over the service life of the plant through increased revenues resulting from a higher rate base and higher depreciation expense.

INTEREST CHARGES AND DIVIDENDS ON PREFERRED STOCK
The decrease in interest on long-term debt and dividends on preferred stock reflects ALABAMA's efforts to decrease its capital costs. ALABAMA, in response to the low interest rate levels prevailing

                             ALABAMA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

during 1992 and 1993, refinanced a significant portion of its long-term debt and preferred stock. Other interest charges for the second quarter of 1993 include interest accrued on the settlement of the IRS audit for the years 1983 through 1987. The settlement of this audit had minimal impact on earnings.

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

      The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. In response to these questions, the Financial Accounting Standards Board has decided to review the accounting for nuclear decommissioning. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual provisions for decommissioning could increase and (2) the total estimated cost for decommissioning may be required to be recorded as a liability on the balance sheet. ALABAMA does not believe that such changes, if required, would have a significant adverse effect on results of operations due to its current and expected future ability to recover decommissioning costs through

                             ALABAMA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (Continued)

rates. Further discussion of nuclear decommissioning costs is made in Note (C) to the Condensed Financial Statements herein.

FINANCIAL CONDITION

OVERVIEW
The principal change in ALABAMA's financial condition in the first six months of 1994 was gross property additions of $218 million to utility plant. The funds for gross property additions were derived from operating activities and an increase in short-term debt. See ALABAMA's Condensed Statements of Cash Flows herein for further details.

    During the first six months of 1994, ALABAMA refinanced $78.1 million of pollution control bonds. ALABAMA's common equity as a percent of total capitalization was 47.7% at June 30, 1994, compared to 47.4% at year-end 1993.

LIQUIDITY AND CAPITAL RESOURCES
ALABAMA has regulatory approval for short-term borrowings of up to $450 million. At June 30, 1994, ALABAMA had outstanding $161 million of commercial paper and $22 million of notes payable and had $539 million of committed lines of credit available.

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

   In addition to the funds needed for the capital budget, approximately $101.8 million will be required by June 30, 1995, for debt maturities. This amount includes $53.7 million for pollution control bonds that have been refinanced. The funds for these redemptions are on deposit with the Trustee and are specifically designated for only that purpose. Also, ALABAMA plans to continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital.

                             ALABAMA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION (Continued)

    It is anticipated that the funds required will be derived from sources similar to those used in the past. In order to issue additional first mortgage bonds and preferred stock, ALABAMA must comply with certain earnings coverage requirements contained in its mortgage indenture and corporate charter. ALABAMA's coverages are at a level that would permit necessary amounts of security sales at current interest and dividend rates.

                            ARTHUR ANDERSEN & CO.


                                                                       Exhibit 1


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





TO ALABAMA POWER COMPANY:

    We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of June 30, 1994, and the related condensed statements of income for the three-month, six-month and twelve-month periods ended June 30, 1994 and 1993, and condensed statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
August 5, 1994

                             GEORGIA POWER COMPANY

                             GEORGIA POWER COMPANY
             MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


      The condensed financial statements of GEORGIA included herein have been prepared by GEORGIA, without audit, pursuant to the rules and regulations of the SEC. As more fully discussed in Note (G) to the Condensed Financial Statements herein, an uncertainty exists with respect to the actions of the regulators regarding the recoverability of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project. In the opinion of GEORGIA's management, subject to the effect of such adjustments, if any, as might have been required had the outcome of the uncertainty been known, the information regarding GEORGIA furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in 1994, included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although GEORGIA believes that the disclosures regarding GEORGIA are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in GEORGIA's latest annual report on Form 10-K and, with respect to nuclear decommissioning, the March 31, 1994 quarterly report on Form 10-Q.

                   REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

    The condensed financial statements of GEORGIA included herein have been reviewed by GEORGIA's independent public accountants as set forth in their report included herein as Exhibit 1.

                             GEORGIA POWER COMPANY
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                       (Stated in Thousands of Dollars)


                                               For the Three Months          For the Six Months          For the Twelve Months
                                                  Ended June 30,               Ended June 30,               Ended June 30,
                                                  --------------               --------------               --------------
                                               1994           1993            1994         1993          1994           1993
                                               ----           ----            ----         ----          ----           ----
OPERATING REVENUES:
Revenues                                     $1,017,589     $1,083,977     $1,985,648    $2,067,538     $4,307,622    $4,303,735
Revenues from affiliates                         12,876         12,195         37,149        32,449         66,368        68,396
                                             ----------     ----------     ----------    ----------     ----------    ----------
Total operating revenues                      1,030,465      1,096,172      2,022,797     2,099,987      4,373,990     4,372,131
                                             ----------     ----------     ----------    ----------     ----------    ----------

OPERATING EXPENSES:
Operation--
   Fuel                                         217,259        238,755        429,254       451,267        929,495       948,568
   Purchased power from non-affiliates           32,374         86,218        104,131       176,120        241,181       379,368
   Purchased power from affiliates               48,068         56,933         76,518        98,538        172,004       178,807
   Provision for separation benefits              3,208              -         87,897             -         87,897         5,398
   Other                                        169,043        167,653       321,669        315,715       681,236        633,387
Maintenance                                      70,328         75,467        145,417       140,034        289,904       279,445
Depreciation and amortization                    95,395        100,045        189,444       192,414        376,455       382,042
Amortization of deferred
 Plant Vogtle expenses, net
  (Note F)                                       15,789          6,012         28,407         9,039         55,652         1,451
Taxes other than income taxes                    48,913         47,816         98,449        94,875        196,246       183,432
Federal and state income taxes                  103,551         97,826        157,934       181,608        428,447       400,475
                                             ----------     ----------     ----------    ----------     ----------    ----------
Total operating expenses                        803,928        876,725      1,639,120     1,659,610      3,458,517     3,392,373
                                             ----------     ----------     ----------    ----------     ----------    ----------
OPERATING INCOME                                226,537        219,447        383,677       440,377        915,473       979,758
OTHER INCOME (EXPENSE):
Allowance for equity funds
 used during construction                         1,275             51          2,912           180          5,899         3,615
Interest income                                     828          1,494          1,189         2,968          2,026        10,226
Other, net                                       24,340         43,099         23,240        40,643         (1,372)       19,575
Income taxes applicable to other income         (10,187)        16,954         (7,576)       19,213         10,872        39,230
                                             ----------     ----------     ----------    ----------     ----------    ----------
INCOME BEFORE INTEREST CHARGES                  242,793        281,045        403,442       503,381        932,898     1,052,404
                                             ----------     ----------     ----------    ----------     ----------    ----------
INTEREST CHARGES:
Interest on long-term debt                       79,770         88,648        159,869       180,177        323,328       375,686
Allowance for debt funds used
 during construction                             (3,658)        (1,993)        (6,334)       (3,873)       (10,733)       (7,877)
Interest on interim obligations                   4,891          4,700          8,418         9,073         14,876        13,583
Amortization of debt discount,
  premium and expense, net                        3,892          3,549          7,766         6,464         15,327        11,093
Other interest charges                            6,576         32,228         13,079        35,987         24,482        42,751
                                             ----------     ----------     ----------    ----------     ----------    ----------
Net interest charges                             91,471        127,132        182,798       227,828        367,280       435,236
                                             ----------     ----------     ----------    ----------     ----------    ----------
NET INCOME                                      151,322        153,913        220,644       275,553        565,618       617,168
DIVIDENDS ON PREFERRED STOCK                     11,948         12,736         23,661        26,011         48,324        54,293
                                             ----------     ----------     ----------    ----------     ----------    ----------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                            $  139,374     $  141,177     $  196,983    $  249,542     $  517,294    $  562,875
                                             ==========     ==========     ==========    ==========     ==========    ==========

( ) Denotes red figure.

The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (Stated in Thousands of Dollars)

                                                                                            For the Six Months
                                                                                              Ended June 30,
                                                                                              --------------
                                                                                           1994            1993
                                                                                           ----            ----
OPERATING ACTIVITIES
Net income                                                                               $220,644        $275,553
Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization                                                          238,231         232,216
   Deferred income taxes, net                                                               7,468          62,450
   Allowance for equity funds used during construction                                     (2,912)           (180)
   Deferred Plant Vogtle costs                                                             28,407           9,039
   Provision for separation benefits                                                       76,312               -
   Gain on asset sales                                                                    (22,230)        (35,108)
   Other, net                                                                             (22,312)        (20,712)
Changes in current assets and liabilities--
   Receivables, net                                                                        61,464          36,405
   Inventories                                                                            (50,097)          4,769
   Payables                                                                                 8,059         (23,390)
   Taxes accrued                                                                          (26,663)         32,575
   Other                                                                                   21,408         (22,346)
                                                                                         --------        --------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                               537,779         551,271
                                                                                         --------        --------
INVESTING ACTIVITIES
Property additions                                                                       (283,718)       (306,209)
Sales of property                                                                         132,644         253,032
Other                                                                                     (26,013)        (18,952)
                                                                                         --------        --------
NET CASH USED FOR INVESTING ACTIVITIES                                                   (177,087)        (72,129)
                                                                                         --------        --------
FINANCING ACTIVITIES
Proceeds--
   Preferred stock                                                                              -          75,000
   First mortgage bonds                                                                         -         935,000
   Pollution control bonds                                                                 28,065          73,490
Retirements--
   Preferred stock                                                                              -         (57,500)
   First mortgage bonds                                                                         -        (985,247)
   Pollution control bonds                                                                (28,155)        (73,510)
   Other long-term debt                                                                      (132)           (295)
Special deposits - redemption funds                                                      (133,559)       (254,062)
Interim obligations, net                                                                   18,103          71,299
Payment of preferred stock dividends                                                      (23,076)        (26,850)
Payment of common stock dividends                                                        (213,800)       (200,500)
Miscellaneous                                                                              (1,803)        (46,067)
                                                                                         --------        --------
NET CASH USED FOR FINANCING ACTIVITIES                                                   (354,357)       (489,242)
                                                                                         --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     6,335         (10,100)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              5,896          22,114
                                                                                         --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 12,231        $ 12,014
                                                                                         ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION--
  Interest (net of amount capitalized)                                                   $167,995        $239,600
  Income taxes                                                                            158,583          63,439


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                           CONDENSED BALANCE SHEETS
                       (Stated in Thousands of Dollars)

                                    ASSETS

                                                                           At June 30,
                                                                              1994                At December 31,
                                                                           (Unaudited)                 1993
                                                                           -----------            ---------------
UTILITY PLANT:
Plant in service (Note C)                                                  $13,882,445              $13,743,521
Less accumulated provision for depreciation                                  3,968,856                3,822,344
                                                                           -----------              -----------
                                                                             9,913,589                9,921,177
Nuclear fuel, at amortized cost                                                129,376                  135,742
Construction work in progress                                                  531,319                  584,013
                                                                           -----------              -----------
Total                                                                       10,574,284               10,640,932
                                                                           -----------              -----------

OTHER PROPERTY AND INVESTMENTS:
SEGCO, at equity                                                                28,267                   29,201
Nuclear decommissioning trusts (Note C)                                         54,282                   37,937
Miscellaneous                                                                   35,043                   31,941
                                                                           -----------              -----------
Total                                                                          117,592                   99,079
                                                                           -----------              -----------

CURRENT ASSETS:
Cash and cash equivalents                                                       12,231                    5,896
Special deposits - redemption funds                                            133,559                        -
Receivables--
  Customer accounts receivable                                                 457,535                  486,947
  Other accounts and notes receivable                                           80,291                  117,249
  Affiliated companies                                                          17,871                   14,832
  Accumulated provision for uncollectible accounts                              (5,300)                  (4,300)
Fossil fuel stock, at average cost                                             161,254                  111,620
Materials and supplies, at average cost                                        288,014                  287,551
Prepayments                                                                     69,706                   65,269
Vacation pay deferred                                                           41,075                   41,575
                                                                           -----------              -----------
Total                                                                        1,256,236                1,126,639
                                                                           -----------              -----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                       952,190                  992,510
Deferred Plant Vogtle costs (Note F)                                           478,573                  506,980
Debt expense and loss, being amortized                                         169,273                  173,876
Miscellaneous                                                                  225,841                  196,094
                                                                           -----------              -----------
Total                                                                        1,825,877                1,869,460
                                                                           -----------              -----------

TOTAL ASSETS                                                               $13,773,989              $13,736,110
                                                                           ===========              ===========

The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                           CONDENSED BALANCE SHEETS
                       (Stated in Thousands of Dollars)

                        CAPITALIZATION AND LIABILITIES

                                                                             At June 30,
                                                                                1994                  At December 31,
                                                                             (Unaudited)                   1993
                                                                             -----------              ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)-- authorized 15,000,000 shares,
  outstanding 7,761,500 shares                                              $   344,250                $   344,250
Paid-in capital                                                               2,384,348                  2,384,348
Premium on preferred stock                                                          413                        413
Retained earnings                                                             1,299,531                  1,316,447
                                                                            -----------                -----------
                                                                              4,028,542                  4,045,458
Preferred stock                                                                 692,787                    692,787
Long-term debt                                                                3,899,151                  4,031,387
                                                                            -----------                -----------
Total                                                                         8,620,480                  8,769,632
                                                                            -----------                -----------

CURRENT LIABILITIES:
Long-term debt due within one year                                              144,017                     10,543
Notes payable to banks                                                          351,400                    406,700
Commercial paper                                                                148,930                     75,527
Accounts payable--
  Affiliated companies                                                           40,315                     38,115
  Other                                                                         283,266                    285,929
Customer deposits                                                                46,220                     45,922
Taxes accrued--
  Federal and state income                                                       31,099                     31,639
  Other                                                                          95,731                    121,854
Interest accrued                                                                117,534                    110,497
Miscellaneous                                                                   119,294                    104,587
                                                                            -----------                -----------
Total                                                                         1,377,806                  1,231,313
                                                                            -----------                -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                             2,496,417                  2,479,720
Accumulated deferred investment tax credits                                     465,715                    478,334
Disallowed Plant Vogtle capacity buyback costs                                   57,244                     63,067
Deferred credits related to income taxes                                        441,040                    452,819
Miscellaneous                                                                   315,287                    261,225
                                                                            -----------                -----------
Total                                                                         3,775,703                  3,735,165
                                                                            -----------                -----------

TOTAL CAPITALIZATION AND LIABILITIES                                        $13,773,989                $13,736,110
                                                                            ===========                ===========


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

EARNINGS
GEORGIA's earnings for the second quarter of 1994 declined slightly compared to the corresponding quarter of 1993. Net income after dividends on preferred stock was $139.4 million in the second quarter of 1994 and $141.2 million in the second quarter of 1993. The decline is due primarily to the gain recorded from the sale of Plant Scherer Unit 4 in June of 1993, partially offset by lower financing costs. See "Other Income" later in this discussion for further details.

REVENUES
Total operating revenues decreased compared to the second quarter of 1993 because of the decrease in energy sales to non-affiliated wholesale customers and the impact of a new rate tariff for territorial wholesale customers. Excluding fuel clause revenues, which represent the pass-through of fuel expenses and do not affect income, operating revenues for the second quarter of 1994 decreased $10.1 million, compared to the corresponding period of 1993.

    Retail - Retail energy sales for the second quarter of 1994 increased 3.1% primarily because of continued improvement in Georgia's economy and an increase in customers served. Residential, commercial and industrial energy sales increased 0.1%, 5.3% and 3.3%, respectively. Total non-fuel retail revenues increased $11.3 million.

    Wholesale - Energy sales to non-affiliated wholesale customers for the second quarter of 1994 decreased almost 70%, compared to the corresponding period of 1993. Capacity revenues from non-affiliated utilities outside the service area, which do affect earnings, were down $25.2 million. These capacity revenues decreased as scheduled, coinciding with GEORGIA completing the second and third sales in a series of four transactions for the sale of Plant Scherer Unit 4 in June of 1993 and 1994. The final transaction for the sale of this unit is scheduled for June 1995 and coincides with scheduled reductions in capacity revenues of approximately $19 million in 1995. Energy revenues from non-affiliated utilities outside the service area decreased $12 million. The energy component of contract sales is priced at approximately the variable production cost and does not materially affect earnings.

    Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

OPERATING EXPENSES
Fuel and Purchased Power - Fuel expense decreased primarily because of lower generation and the displacement of coal-fired generation with lower cost nuclear generation. Purchased power expense for the second quarter of 1994 decreased primarily due to scheduled reductions

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

in capacity buyback payments to the co-owners of plants Vogtle and Scherer and, as discussed earlier, due to a new rate tariff for territorial wholesale customers which also resulted in decreased purchased power from these customers. See Note (F) to the Condensed Financial Statements herein for information regarding the levelization of capacity buyback expense for Plant Vogtle. In addition, GEORGIA purchased less energy from affiliated companies because of lower wholesale energy demands.

   Other - Other operation and maintenance expenses remained relatively constant compared to the second quarter of 1993. See Note (K) to the Condensed Financial Statements herein for information regarding workforce reduction programs instituted in the first quarter of 1994 by GEORGIA and SCS.

   The decrease in depreciation and amortization is due to the settlement of an IRS audit in May 1993. The settlement resulted in an increase in depreciation and amortization in the second quarter of 1993 due to the reversal of the amortization of certain investment tax credits. The settlement also resulted in interest charges and a reduction in tax expense applicable to other income due to the recognition of tax credits previously deferred. While the settlement resulted in GEORGIA paying additional taxes during the second quarter of 1993, there was no effect on net income.

OTHER INCOME
On June 1 of 1993 and 1994, GEORGIA completed the second and third sales in a series of four separate transactions to sell Plant Scherer Unit 4. The 1993 sale for 31.44% of the unit was made for $253 million and resulted in a pre-tax gain of $35.1 million ($18.4 million, after taxes). The 1994 sale for 16.55% of the unit was made for $133 million and resulted in a pre-tax gain of $21.7 million ($11.3 million, after taxes). Income taxes applicable to other income in the second quarter of 1993 were reduced as a result of the tax effect of the interest charges in the IRS settlement and the recognition of tax credits previously deferred.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
AFUDC represents the cost of capital charged to utility plant under construction and is included in rate base. The equity portion of AFUDC represents non-cash income. The amount of AFUDC has increased because of GEORGIA's increased investment in the construction of combustion turbine peaking units scheduled for completion in 1994 and 1995. Four of these units began commercial operation in 1994. Based upon GEORGIA's construction budget, AFUDC is estimated to total $19 million in 1994 and $27 million in 1995.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

INTEREST CHARGES AND DIVIDENDS ON PREFERRED STOCK
Interest charges and preferred stock dividends have declined due to refinancing efforts over the past twelve months. Also, GEORGIA used the proceeds from the Plant Scherer sales in 1993 and 1994 to redeem high cost securities. As discussed earlier, the higher amount of other interest charges in the second quarter of 1993 was due to the interest charges incurred from the settlement of the IRS audit.

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of future earnings. The level of future earnings is contingent upon numerous factors ranging from regulatory matters to growth in energy sales. Growth in energy sales is subject to a number of factors which traditionally have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in GEORGIA s service area.

    Pursuant to an Integrated Resource Plan approved by the Georgia PSC, GEORGIA has implemented various demand-side option programs and had been authorized by the Georgia PSC to recover associated program costs through rate riders. In October 1993, a superior court judge ruled that recovery of these costs through rate riders was unlawful. GEORGIA ceased collection of the rate riders and the Georgia PSC allowed the deferral of program costs pending the final outcome of this matter. In July 1994, the Georgia Court of Appeals reversed the lower court's ruling concerning the rate riders. For additional information on this matter, see Note (H) to the Condensed Financial Statements herein.

    The IRS has notified SOUTHERN that its tax accounting for the sale by GEORGIA of a portion of Plant Vogtle in 1984 was improper. The potential tax deficiency and interest arising from this issue amount to approximately $30 million and $33 million, respectively. The tax deficiency relates to a timing issue as to when taxes are paid, therefore only the interest could impact future income. See Note (I) to the Condensed Financial Statements herein for further discussion of this matter.

    In compliance with the recently enacted Georgia Hazardous Site Response Act, the State of Georgia was required to compile an inventory of all sites where hazardous wastes, constituents or substances have been disposed or released in quantities deemed reportable by the State. In developing this list, the State of Georgia identified several hundred properties throughout the State, including 23 sites which may require environmental remediation by GEORGIA. If all sites were required to be remediated, GEORGIA could incur expenses of up to $25 million in additional clean-up costs and construction expenditures of up to $100 million. See Note (M) to the Condensed Financial Statements herein for further information on this matter.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

    The addition of new peaking capacity in 1994 and 1995, as well as the Rocky Mountain pumped storage hydroelectric project in 1995, will result in increased operation, maintenance and depreciation expense. GEORGIA is scheduled to sell its remaining ownership interest (16.55%) in Plant Scherer Unit 4 to Florida Power & Light and the Jacksonville Electric Authority in June 1995. This transaction will generate approximately $130 million in cash, including an estimated after-tax gain of approximately $10 million. This transaction coincides with scheduled reductions in capacity sales to these utilities under wholesale power contracts.

    OPC and MEAG have filed joint complaints in two separate venues seeking to recover from GEORGIA approximately $16.5 million in alleged overcharges, plus approximately $6.3 million in interest. See Note (L) to the Condensed Financial Statements herein for further discussion of this matter.

    The enactment of the Energy Act will have a profound effect on the future of the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management s Discussion and Analysis in GEORGIA s 1993 Annual Report on Form 10-K.

    The FERC has initiated a proceeding concerning the equity returns on wholesale power and transmission contracts. Management does not believe that the final outcome of this proceeding will have a material adverse effect on earnings. See Note 3 to GEORGIA's financial statements in Item 8 to GEORGIA s 1993 Annual Report on Form 10-K for further information on this proceeding.

    As described in Note (G) to the Condensed Financial Statements herein, GEORGIA faces an uncertainty with respect to the actions of regulators regarding the recovery of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project.

    The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. In response to these questions, the Financial Accounting Standards Board has decided to review the accounting for nuclear decommissioning. If current electric utility industry practices for such decommissioning costs are changed: (1) annual provisions for decommissioning could increase and (2) the total estimated cost for decommissioning may be required to be recorded as a liability on the balance sheet. GEORGIA does not believe that such changes, if required, would have a significant adverse effect on results of operations due to its current and expected future ability to recover decommissioning costs through rates. Further discussion of nuclear decommissioning costs is made in Note (C) to the Condensed Financial Statements herein.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

OVERVIEW
The principal changes in GEORGIA's financial condition during the first six months of 1994 were additions of $284 million to utility plant, the commercial operation of four 80-megawatt combustion turbine peaking units, the sale of a portion of Plant Scherer Unit 4 and recognition of the liability associated with the implementation of workforce reduction programs. The funds needed for gross property additions are currently provided from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

CONSTRUCTION AND OTHER CAPITAL REQUIREMENTS
Estimated construction expenditures for the years 1994 through 1996 are $688 million, $555 million and $629 million, respectively. These estimated expenditures reflect planned but unidentified reductions of $63 million in 1995 and $85 million in 1996 under GEORGIA's business stategy to curtail growth in costs. Additionally, based on GEORGIA s preliminary energy and demand forecast for 1995 and beyond, GEORGIA has canceled the construction of eight combustion turbine generating units originally scheduled for completion by 1997. As a result, estimated construction expenditures will be reduced by $4 million in 1995 and $140 million in 1996 from the estimates shown above.

    The Clean Air Act will have a significant impact on the capital requirements of the Southern electric system. This legislation, as well as other legislation and regulations are described under "Environmental Issues" in
Item 7 - Management's Discussion and Analysis in GEORGIA's 1993 Annual Report on Form 10-K.

    As a result of requirements by the NRC, GEORGIA has established external sinking funds for the purpose of funding nuclear decommissioning costs. For 1994 through 1996, the amount to be funded for GEORGIA totals $16 million annually. For additional information concerning nuclear decommissioning costs, see Note (C) to the Condensed Financial Statements herein.

    Cash requirements for long-term debt maturities and redemptions total approximately $144.0 million for the twelve months ending June 30, 1995. However, of this amount, $133.6 million is on deposit with trustees and specifically designated to redeem certain securities.

SOURCES OF FUNDS
GEORGIA expects to meet future capital requirements primarily using funds from operations and, if needed, by the issuance of new debt and equity securities, term loans and short-term borrowings. Cash from operations for the first six months of 1994 decreased, as compared to the corresponding period in 1993, primarily because of the receipt in 1993 of cash payments from Gulf States as partial settlement of litigation and higher estimated income tax payments in 1994.

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

    To meet short-term cash needs and contingencies, GEORGIA had approximately $393 million of unused credit arrangements with banks at the beginning of the third quarter of 1994. Additionally, the completion of the remaining transaction for the sale of Plant Scherer Unit 4 will generate approximately $130 million in 1995.

                            ARTHUR ANDERSEN & CO.



                                                                       Exhibit 1


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO GEORGIA POWER COMPANY:

    We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of June 30, 1994, and the related condensed statements of income for the three-month, six-month and twelve-month periods ended June 30, 1994 and 1993, and the condensed statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
August 5, 1994

                              GULF POWER COMPANY

                              GULF POWER COMPANY
             MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

    The condensed financial statements of GULF included herein have been prepared by GULF, without audit, pursuant to the rules and regulations of the SEC. In the opinion of GULF's management, the information regarding GULF furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although GULF believes that the disclosures regarding GULF are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in GULF's latest annual report on Form 10-K.

                              GULF POWER COMPANY
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                       (Stated in Thousands of Dollars)

                                                     For the Three Months         For the Six Months         For the Twelve Months
                                                        Ended June 30,              Ended June 30,              Ended June 30,
                                                        --------------              --------------              --------------
                                                      1994          1993          1994          1993          1994          1994
                                                      ----          ----          ----          ----          ----          ----
OPERATING REVENUES:
Revenues                                            $140,664      $135,337      $274,893      $258,170      $576,700      $551,594
Revenues from affiliates                               6,105         3,526         9,964         7,729        25,401        21,547
                                                    --------      --------      --------      --------      --------      --------
Total operating revenues                             146,769       138,863       284,857       265,899       602,101       573,141
                                                    --------      --------      --------      --------      --------      --------

OPERATING EXPENSES:
Operation--
  Fuel                                                41,163        40,682        77,104        77,350       170,239       176,910
  Purchased power from non-affiliates                  1,631           312         3,699           581         7,504         1,272
  Purchased power from affiliates                      3,983         8,471        12,774        16,913        28,134        30,791
  Other                                               33,148        26,073        63,602        48,820       123,946       100,724
Maintenance                                           17,177        16,112        28,159        29,234        44,929        50,979
Depreciation and amortization                         13,937        13,743        27,974        27,414        55,869        54,294
Taxes other than income taxes                         10,366         9,238        20,645        18,755        42,094        38,585
Federal and state income taxes                         5,407         4,670        11,789         9,624        34,895        29,002
                                                    --------      --------      --------      --------      --------      --------
Total operating expenses                             126,812       119,301       245,746       228,691       507,610       482,557
                                                    --------      --------      --------      --------      --------      --------
OPERATING INCOME                                      19,957        19,562        39,111        37,208        94,491        90,584
OTHER INCOME (EXPENSE):
Allowance for equity funds used
  during construction                                    112            86           272           109           675           119
Interest income                                          504           285           763           682         1,409         2,020
Other, net                                               (16)          (48)         (168)         (292)       (1,114)       (1,700)
Gain on sale of investment securities                      -             -             -         3,820             -         3,820
Income taxes applicable to other income                 (193)          (65)         (257)       (1,541)          363          (863)
                                                    --------      --------      --------      --------      --------      --------
INCOME BEFORE INTEREST CHARGES                        20,364        19,820        39,721        39,986        95,824        93,980
                                                    --------      --------      --------      --------      --------      --------
INTEREST CHARGES:
Interest on long-term debt                             6,877         8,285        13,748        15,745        29,347        33,036
Allowance for debt funds used during
  construction                                          (191)         (204)         (333)         (264)         (524)         (298)
Interest on notes payable                                416           324           658           582           947         1,002
Amortization of debt discount,
  premium and expense, net                               446           312           904           622         1,694         1,153
Other interest charges                                 2,455         2,404         2,810         2,780         2,910         3,512
                                                    --------      --------      --------      --------      --------      --------
Net interest charges                                  10,003        11,121        17,787        19,465        34,374        38,405
                                                    --------      --------      --------      --------      --------      --------
NET INCOME                                            10,361         8,699        21,934        20,521        61,450        55,575
DIVIDENDS ON PREFERRED STOCK                           1,475         1,387         2,931         2,783         5,875         5,443
                                                    --------      --------      --------      --------      --------      --------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                   $  8,886      $  7,312      $ 19,003      $ 17,738      $ 55,575      $ 50,132
                                                    ========      ========      ========      ========      ========      ========

The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                              GULF POWER COMPANY
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (Stated in Thousands of Dollars)

                                                                                               For the Six Months
                                                                                                 Ended June 30,
                                                                                                 --------------
                                                                                               1994          1993
                                                                                               ----          ----
OPERATING ACTIVITIES:
Net income                                                                                   $21,934       $20,521
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                               45,434        34,828
  Deferred income taxes, net                                                                  (2,861)       (2,948)
  Allowance for equity funds used during construction                                           (272)         (109
  Other, net                                                                                   6,970           874
Changes in certain current assets and liabilities--
  Receivables, net                                                                            (7,120)        8,500
  Inventories                                                                                 (3,017)      (11,939)
  Payables                                                                                     2,396           954
  Other                                                                                           20         7,515
                                                                                             -------       -------
Net Cash Provided From Operating Activities                                                   63,484        58,196
                                                                                             -------       -------
INVESTING ACTIVITIES:
Gross property additions                                                                     (47,331)      (32,788)
Other                                                                                         (3,386)      (16,016)
                                                                                             -------       -------
Net Cash Used For Investing Activities                                                       (50,717)      (48,804)
                                                                                             -------       -------
FINANCING ACTIVITIES:
Proceeds:
  First mortgage bonds                                                                             -        15,000
  Pollution control bonds                                                                          -        45,550
  Other long-term debt                                                                        32,108             -
Retirements:
  Preferred stock subject to mandatory redemption                                             (1,000)       (1,000)
  First mortgage bonds                                                                       (48,856)      (19,092)
  Pollution control bonds                                                                          -          (125)
  Other long-term debt                                                                       (17,520)       (5,066)
Special deposits-redemption funds                                                                  -       (34,448)
Notes payable, net                                                                            43,447        17,500
Payment of preferred stock dividends                                                          (2,931)       (2,783)
Payment of common stock dividends                                                            (21,900)      (20,800)
Miscellaneous                                                                                   (912)       (1,581)
                                                                                             -------       -------
Net Cash Used For Financing Activities                                                       (17,564)       (6,845)
                                                                                             -------       -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       (4,797)        2,547
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               5,576         1,204
                                                                                             -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   779       $ 3,751
                                                                                             =======       =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)                                                      $15,553       $15,647
  Income taxes                                                                                13,467        13,418

The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                              GULF POWER COMPANY
                           CONDENSED BALANCE SHEETS
                       (Stated in Thousands of Dollars)

                                    ASSETS

                                                                           At June 30,
                                                                              1994               At December 31,
                                                                           (Unaudited)                1993
                                                                           -----------           ---------------
UTILITY PLANT:
Plant in service, at original cost                                         $1,625,820              $1,611,704
Less accumulated provision for depreciation                                   629,781                 610,542
                                                                           ----------              ----------
                                                                              996,039               1,001,162
Construction work in progress                                                  58,528                  34,591
                                                                           ----------              ----------
Total                                                                       1,054,567               1,035,753
                                                                           ----------              ----------

OTHER PROPERTY AND INVESTMENTS                                                  9,287                  13,242
                                                                           ----------              ----------

CURRENT ASSETS:
Cash and cash equivalents                                                         779                   5,576
Receivables--
  Customer accounts receivable                                                 63,511                  57,226
  Other accounts and notes receivable                                           2,761                   5,904
  Affiliated companies                                                          5,229                   1,241
  Accumulated provision for uncollectible accounts                               (458)                   (447)
Fuel stock, at average cost                                                    24,905                  20,652
Materials and supplies, at average cost                                        35,154                  36,390
Current portion of deferred coal contract costs                                 4,866                  12,535
Regulatory clauses under recovery                                               7,559                   3,244
Prepayments                                                                     1,502                   2,160
Vacation pay deferred                                                           4,022                   4,022
                                                                           ----------              ----------
Total                                                                         149,830                 148,503
                                                                           ----------              ----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                       30,896                  31,334
Debt expense and loss, being amortized                                         21,336                  21,247
Deferred coal contract costs                                                   45,454                  52,884
Miscellaneous                                                                   6,124                   4,846
                                                                           ----------              ----------
Total                                                                         103,810                 110,311
                                                                           ----------              ----------

TOTAL ASSETS                                                               $1,317,494              $1,307,809
                                                                           ==========              ==========

The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                              GULF POWER COMPANY
                           CONDENSED BALANCE SHEETS
                       (Stated in Thousands of Dollars)

                        CAPITALIZATION AND LIABILITIES

                                                                                  At June 30,
                                                                                     1994                 At December 31,
                                                                                  (Unaudited)                  1993
                                                                                  -----------             ---------------

CAPITALIZATION:
Common stock equity--
Common stock (without par value)--authorized
  and outstanding 992,717 shares                                                   $   38,060               $   38,060
Paid-in capital                                                                       218,282                  218,282
Premium on preferred stock                                                                 81                       81
Retained earnings                                                                     154,826                  157,773
                                                                                   ----------               ----------
                                                                                      411,249                  414,196
Preferred stock                                                                        89,602                   89,602
Preferred stock subject to mandatory redemption                                           500                    1,000
Long-term debt                                                                        363,232                  369,259
                                                                                   ----------               ----------
Total                                                                                 864,583                  874,057
                                                                                   ----------               ----------

CURRENT LIABILITIES:
Preferred stock due within one year                                                       500                    1,000
Long-term debt due within one year                                                     13,443                   41,552
Notes payable                                                                          49,500                    6,053
Accounts payable--
  Affiliated companies                                                                 10,689                   18,560
  Other                                                                                24,505                   20,139
Customer deposits                                                                      14,817                   15,082
Taxes accrued--
  Federal and state income                                                              9,203                   10,330
  Other                                                                                11,226                    2,685
Interest accrued                                                                        6,327                    5,420
Regulatory clauses over recovery                                                            -                      840
Vacation pay accrued                                                                    4,022                    4,022
Miscellaneous                                                                           4,386                    8,527
                                                                                   ----------               ----------
Total                                                                                 148,618                  134,210
                                                                                   ----------               ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                     153,317                  151,743
Deferred credits related to income taxes                                               74,571                   76,876
Accumulated deferred investment tax credits                                            39,578                   40,770
Accumulated provision for property damage                                              11,344                   10,509
Accumulated provision for postretirement benefits                                      12,554                   10,749
Miscellaneous                                                                          12,929                    8,895
                                                                                   ----------               ----------
Total                                                                                 304,293                  299,542
                                                                                   ----------               ----------

TOTAL CAPITALIZATION AND LIABILITIES                                               $1,317,494               $1,307,809
                                                                                   ==========               ==========

The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                              GULF POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

EARNINGS
GULF's net income after dividends on preferred stock for the second quarter of 1994 was $8.9 million, compared to $7.3 million for the same period of 1993. The improvement in earnings was primarily due to increased revenues and lower capital costs.

REVENUES
Retail energy sales for the second quarter of 1994 increased 2.0% over the corresponding period of 1993 due primarily to the mild temperatures experienced during the second quarter of 1993 and an increase in the number of customers served. However, this increase in retail energy sales was reduced because GULF's formerly largest industrial customer began operating its co-generation facility in August 1993. Wholesale energy sales to non-affiliates decreased slightly with capacity revenues $0.3 million lower, compared to the second quarter of 1993.

EXPENSES
Fuel expenses for the second quarter of 1994 increased over the same period of 1993 due to a 17.6% increase in generation. However, because GULF renegotiated, bought out or otherwise terminated various coal supply contracts, the average cost of fuel consumed decreased. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. Other operation expenses increased because of the recognition of higher costs associated with the buyouts and renegotiation of coal supply contracts. The expenses recognized are based, in part, on the amount of fuel consumed at the generating plants. These costs are recoverable through the fuel clause and, thus, have no impact on earnings. Also, other operation expenses were increased due to the recognition of higher employee benefit costs. Maintenance expenses increased because of the scheduling of maintenance on production facilities. Taxes other than income taxes rose because of higher revenues and additions to plant. The increase in income tax expense is attributable to the federal tax rate increase enacted in August 1993 and higher earnings.

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

    See Note 3 to the financial statements in Item 8 in GULF's 1993 Annual Report on Form 10-K for a discussion of the hearings ordered by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts. Also, see Note (J) to the Condensed Financial Statements herein for a discussion of a suit filed against GULF concerning the transportation of coal by barge.

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

FINANCIAL CONDITION

OVERVIEW
The major change in GULF's financial condition during the first six months of 1994 was gross property additions of $47.3 million. The principal sources of funds for these additions and other capital requirements were provided from operations and an increase in notes payable. See the Condensed Statements of Cash Flows for further details.

CAPITAL REQUIREMENTS FOR CONSTRUCTION
GULF's gross property additions, including those amounts related to environmental compliance, are estimated to total approximately $200 million for the three years 1994 through 1996 ($77 million in 1994, $55 million in 1995 and $68 million in 1996). The estimates of property additions for the three-year period include $25 million committed to meeting the requirements of the Clean Air Act, the cost of which is expected to be recovered through the Environmental Cost Recovery clause. Actual construction costs may vary from these estimates because of factors such as the granting of timely and adequate rate increases, changes in environmental regulations, revised load projections, the cost and efficiency of construction labor, equipment, and materials, and the cost of capital.

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

    In addition to the funds required for the construction program, $13.9 million will be required by June 30, 1995, in connection with maturities and redemptions of long-term debt and preferred stock subject to mandatory redemption. This amount includes approximately $9.0 million of long-term notes payable issued to refinance the termination of a coal supply contract.

    At June 30, 1994, GULF had $0.8 million of cash and $38 million of unused credit arrangements with banks to meet its short-term cash needs. GULF had $49.5 million of short-term bank borrowings outstanding at June 30, 1994. The increase in short-term indebtedness is seasonal and the amount outstanding at the end of summer should be appreciably lower.

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

                           MISSISSIPPI POWER COMPANY

                           MISSISSIPPI POWER COMPANY
             MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


    The condensed financial statements of MISSISSIPPI included herein have been prepared by MISSISSIPPI, without audit, pursuant to the rules and regulations of the SEC. In the opinion of MISSISSIPPI's management, the information regarding MISSISSIPPI furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although MISSISSIPPI believes that the disclosures regarding MISSISSIPPI are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in MISSISSIPPI's latest annual report on Form 10-K.

                          MISSISSIPPI POWER COMPANY
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                       (Stated in Thousands of Dollars)

                                               For the Three Months             For the Six Months     For the Twelve Months
                                                  Ended June 30,                  Ended June 30,           Ended June 30,
                                                  --------------                  --------------           --------------
                                                 1994         1993             1994           1993       1994         1993
                                                 ----         ----             ----           ----       ----         ----
OPERATING REVENUES:
Revenues                                       $128,886     $113,636         $240,586       $211,105   $488,846     $437,782
Revenues from affiliates                          2,906        4,128            5,340          8,211     12,647       11,850
                                               --------     --------         --------       --------   --------     --------
Total operating revenues                        131,792      117,764          245,926        219,316    501,493      449,632
                                               --------     --------         --------       --------   --------     --------

OPERATING EXPENSES:
Operation--
  Fuel                                           26,727       30,302           44,328         50,987    107,327      100,872
  Purchased power from non-affiliates               819          280            1,785            513      3,471        1,148
  Purchased power from affiliates                18,853       11,501           43,009         27,639     73,389       61,105
  Other                                          25,091       24,713           46,472         46,547    100,306       95,628
Maintenance                                      12,624        8,713           25,770         22,307     47,464       45,896
Depreciation and amortization                     8,945        8,787           18,244         17,630     33,713       34,523
Taxes other than income taxes                    10,410        9,123           20,215         17,824     39,536       35,418
Federal and state income taxes                    8,432        6,198           13,302          8,193     27,776       17,487
                                               --------     --------         --------       --------   --------     --------
Total operating expenses                        111,901       99,617          213,125        191,640    432,982      392,077
                                               --------     --------         --------       --------   --------     --------
OPERATING INCOME                                 19,891       18,147           32,801         27,676     68,511       57,555
OTHER INCOME (EXPENSE):
Allowance for equity funds used
  during construction                               271          137              676            264      1,422          533
Interest income                                      28          121               56            253        321          677
Other, net                                        1,274        1,108            2,774          1,846      4,898        4,569
Income taxes applicable to other income            (325)        (789)            (770)        (1,039)      (889)      (1,717)
                                               --------     --------         --------       --------   --------     --------
INCOME BEFORE INTEREST CHARGES                   21,139       18,724           35,537         29,000     74,263       61,617
                                               --------     --------         --------       --------   --------     --------
INTEREST CHARGES:
Interest on long-term debt                        5,614        4,404           10,126          8,534     19,280       18,883
Allowance for debt funds used
  during construction                              (332)        (120)            (702)          (214)    (1,276)        (544)
Interest on notes payable                           425          422              751            535      1,217          809
Amortization of debt discount, premium
  and expense, net                                  372          330              729            589       1,402       1,001
Other interest charges                               92          480              174            569        331          700
                                               --------     --------         --------       --------   --------     --------
Net interest charges                              6,171        5,516           11,078         10,013     20,954       20,849
                                               --------     --------         --------       --------   --------     --------
NET INCOME                                       14,968       13,208           24,459         18,987     53,309       40,768
DIVIDENDS ON PREFERRED STOCK                      1,224        1,356            2,449          2,711      5,139        5,125
                                               --------     --------         --------       --------   --------     --------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                              $ 13,744     $ 11,852         $ 22,010       $ 16,276   $ 48,170     $ 35,643
                                               ========     ========         ========       ========   ========     ========

(  )  Denotes negative figure.

The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                           MISSISSIPPI POWER COMPANY
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (Stated in Thousands of Dollars)

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                                --------------
                                                                                              1994           1993
                                                                                              ----           ----
OPERATING ACTIVITIES:
Net income                                                                                  $ 24,459       $ 18,987
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                               24,211         23,750
  Deferred income taxes, net                                                                  (7,657)         1,539
  Allowance for equity funds used during construction                                           (676)          (264)
  Other, net                                                                                  (2,409)           493
Change in certain current assets and liabilities--
  Receivables, net                                                                            (8,637)        (3,254)
  Inventories                                                                                (11,581)            28
  Payables                                                                                       340         (3,745)
  Taxes accrued                                                                                 (729)       (11,119)
  Other                                                                                        4,794         (1,997)
                                                                                            --------       --------
Net cash provided from operating activities                                                   22,115         24,418
                                                                                            --------       --------
INVESTING ACTIVITIES:
Gross property additions                                                                     (58,624)       (59,639)
Other                                                                                        (17,012)           545
                                                                                            --------       --------
Net cash used for investing activities                                                       (75,636)       (59,094)
                                                                                            --------       --------
FINANCING ACTIVITIES:
Proceeds--
  Capital contributions from parent company                                                   25,000         30,000
  First mortgage bonds                                                                        35,000         70,000
  Pollution control bonds                                                                          -         13,000
  Other long-term debt                                                                        50,310              -
Retirements--
  First mortgage bonds                                                                       (32,371)       (51,300)
  Other long-term debt                                                                        (4,560)        (5,279)
Notes payable, net                                                                             3,000         (7,000)
Payment of preferred stock dividends                                                          (2,449)        (2,711)
Payment of common stock dividends                                                            (17,000)       (14,400)
Miscellaneous                                                                                 (1,182)        (2,686)
                                                                                            --------       --------
Net cash provided (used) from financings                                                      55,748         29,624
                                                                                            --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        2,227         (5,052)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 878          7,417
                                                                                            --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  3,105       $  2,365
                                                                                            ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                      $  9,157       $  8,505
  Income taxes                                                                                 8,308          7,841


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                           MISSISSIPPI POWER COMPANY
                           CONDENSED BALANCE SHEETS
                       (Stated in Thousands of Dollars)

                                    ASSETS

                                                                          At June 30,
                                                                              1994               At December 31,
                                                                          (Unaudited)                 1993
                                                                          -----------            --------------
UTILITY PLANT:
Plant in service, at original cost                                         $1,346,195              $1,238,847
Less accumulated provision for depreciation                                   470,247                 462,725
                                                                           ----------              ----------
Total                                                                         875,948                 776,122
Construction work in progress                                                  51,065                 108,063
                                                                           ----------              ----------
Total                                                                         927,013                 884,185
                                                                           ----------              ----------

OTHER PROPERTY AND INVESTMENTS                                                  8,815                  11,289
                                                                           ----------              ----------

CURRENT ASSETS:
Cash and cash equivalents                                                       3,105                     878
Receivables--
  Customer accounts receivable                                                 39,774                  31,376
  Other accounts and notes receivable                                           5,281                   5,581
  Affiliated companies                                                          7,035                   6,698
  Accumulated provision for uncollectible accounts                               (535)                   (737)
Fuel stock, at average cost                                                    19,033                  11,185
Materials and supplies, at average cost                                        24,878                  21,145
Current portion of deferred fuel charges                                          672                     440
Prepayments                                                                     5,875                   7,843
Vacation pay deferred                                                           4,797                   4,797
                                                                           ----------              ----------
Total                                                                         109,915                  89,206
                                                                           ----------              ----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                       25,220                  25,267
Deferred fuel charges                                                          13,500                  17,520
Debt expense and loss, being amortized                                         11,497                  11,666
Deferred early retirement program costs (Note K)                               15,375                       -
Miscellaneous                                                                  13,559                  10,073
                                                                           ----------              ----------
Total                                                                          79,151                  64,526
                                                                           ----------               ---------

TOTAL ASSETS                                                               $1,124,894              $1,049,206
                                                                           ==========              ==========

The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                           MISSISSIPPI POWER COMPANY
                           CONDENSED BALANCE SHEETS
                       (Stated in Thousands of Dollars)

                        CAPITALIZATION AND LIABILITIES

                                                                              At June 30,
                                                                                 1994               At December 31,
                                                                              (Unaudited)                1993
                                                                              -----------           ---------------
CAPITALIZATION:
Common stock equity--
  Common stock (without par value), authorized 1,130,000 shares,
  outstanding 1,121,000 shares                                               $   37,691               $   37,691
Paid-in capital                                                                 179,362                  154,362
Premium on preferred stock                                                          372                      372
Retained earnings                                                               135,794                  129,343
                                                                             ----------               ----------
                                                                                353,219                  321,768
Cumulative preferred stock                                                       74,414                   74,414
Long-term debt                                                                  306,627                  250,391
                                                                             ----------               ----------
Total                                                                           734,260                  646,573
                                                                             ----------               ----------

CURRENT LIABILITIES:
Long-term debt due within one year                                               10,938                   19,345
Notes payable                                                                    43,000                   40,000
Accounts payable--
  Affiliated companies                                                            8,744                   10,197
  Other                                                                          35,532                   50,731
Customer deposits                                                                 2,766                    2,786
Taxes accrued--
  Federal and state income                                                        9,613                      186
  Other                                                                          16,796                   26,952
Interest accrued                                                                  4,792                    4,237
Miscellaneous                                                                    14,996                   14,120
                                                                             ----------               ----------
Total                                                                           147,177                  168,554
                                                                             ----------               ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                               118,404                  123,206
Accumulated deferred investment tax credits                                      31,972                   32,710
Deferred credits related to income taxes                                         47,147                   48,228
Accumulated provision for property damage                                        10,928                   10,538
Miscellaneous                                                                    35,006                   19,397
                                                                             ----------               ----------
Total                                                                           243,457                  234,079
                                                                             ----------               ----------

TOTAL CAPITALIZATION AND LIABILITIES                                         $1,124,894               $1,049,206
                                                                             ==========               ==========

The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                           MISSISSIPPI POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME
MISSISSIPPI's net income after dividends on preferred stock for the second quarter of 1994 was $13.7 million, compared to $11.9 million for the corresponding period of 1993. Net income rose primarily because of higher retail and territorial wholesale energy sales, retail rate increases under PEP and the ECO Plan and a wholesale rate increase.

REVENUES
Revenues for the second quarter of 1994 increased, compared to the same period of 1993, because of an increase of 10.2% in retail energy sales, a 15.6% increase in territorial wholesale energy sales, the retail rate increases granted under PEP effective July 1993 and the ECO Plan effective in April 1994, and a wholesale rate increase effective in April 1994. The increase in retail energy sales was due to an improving economy in Southeast Mississippi, an increase in the number of customers served and weather influences. Energy sales to residential customers increased by 8.0% and to commercial customers by 12.9%, with the latter reflecting sales to an increasing number of casinos within MISSISSIPPI's service area. Energy sales to industrial customers increased 9.9%.

EXPENSES
Fuel expenses decreased and purchased power expenses increased in the second quarter of 1994, compared to the corresponding period of 1993, because of lower generation, which stemmed from the timing of maintenance on generating facilities. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company.

    Taxes other than income taxes increased because of additions to utility plant and higher revenues. The increase in income tax expense reflects the increase in earnings and the federal tax rate increase enacted in August 1993.

    The increase in interest expense was due to the sale or issuance of additional debt instruments.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
AFUDC represents the cost of capital charged to utility plant under construction. The equity portion of AFUDC represents non-cash income. However, when facilities are completed and included in rate base, previously capitalized amounts increase cash flow because revenues are higher as a result of the increased rate base and additional depreciation expense. In May 1994, MISSISSIPPI began commercial operation of a 74.6-megawatt combustion turbine unit whose entire output is dedicated to a single industrial customer. The recording of AFUDC for a construction project ceases upon commercial operation of the project.

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

    MISSISSIPPI's 1994 annual filing under the ECO Plan with the Mississippi PSC resulted in an approved annual revenue requirement increase of $7.6 million, effective in April 1994. The FERC approved MISSISSIPPI's wholesale rate increase petition for $3.6 million, effective April 1994.

    MISSISSIPPI initiated an early retirement incentive program in April 1994. The costs associated with this program, as well as MISSISSIPPI's pro rata share of a similar program at SCS, have been deferred. For further information on these programs and the accounting treatment, see Note (K) to the Condensed Financial Statements herein.

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

FINANCIAL CONDITION

OVERVIEW
During the first six months of 1994, gross property additions were $58.6 million. The funds for these additions and other capital requirements were derived primarily from internal sources, the sale of $35 million of first mortgage bonds, the issuance of $50 million of long-term notes payable and the receipt of $25 million in capital contributions. See the Condensed Statements of Cash Flows for further details.

    At June 30, 1994, cash totaled approximately $3.1 million and MISSISSIPPI had $96 million of unused credit arrangements with banks to meet short-term cash needs. MISSISSIPPI had $43 million of notes payable outstanding at quarter-end. It is MISSISSIPPI s strategy to maintain a permanent

                           MISSISSIPPI POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

layer of short-term debt, approximately $40 million through the end of 1994, consistent with its overall risk capital strategy.

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

    In addition to the funds required for the construction program, approximately $10.9 million will be required by June 30, 1995, for maturities of long-term debt. It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations, the sale of additional first mortgage bonds, pollution control bonds and preferred stock and the receipt of additional capital contributions from SOUTHERN. MISSISSIPPI is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. MISSISSIPPI's coverage ratios are sufficiently high to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which MISSISSIPPI will be able to issue in the future will depend upon market conditions and other factors prevailing at that time.

ENVIRONMENTAL MATTERS
Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will have a significant impact on the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in MISSISSIPPI's 1993 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time pending the development and implementation of applicable regulations. MISSISSIPPI's management believes that the ECO Plan will provide for retail recovery of the Clean Air Act costs.

    MISSISSIPPI must comply with environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, MISSISSIPPI could incur costs to clean up properties currently or previously owned. Upon identifying potential sites MISSISSIPPI conducts studies to determine the extent of any required clean-up costs. Sites with potential for remediation are being investigated, but no prediction can presently be made regarding the extent, if any, of contamination or possible cleanup. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements.

                               SAVANNAH ELECTRIC
                                      AND
                                 POWER COMPANY

                      SAVANNAH ELECTRIC AND POWER COMPANY
             MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


    The condensed financial statements of SAVANNAH included herein have been prepared by SAVANNAH, without audit, pursuant to the rules and regulations of the SEC. In the opinion of SAVANNAH's management, the information regarding SAVANNAH furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in the third and fourth quarters of 1993 and the first quarter of 1994, included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although SAVANNAH believes that the disclosures regarding SAVANNAH are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in SAVANNAH's latest annual report on Form 10-K.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                       (Stated in Thousands of Dollars)


                                                        For the Three Months     For the Six Months       For the Twelve Months
                                                           Ended June 30,          Ended June 30,             Ended June 30,
                                                           --------------          --------------             --------------
                                                          1994        1993        1994        1993          1994         1993
                                                          ----        ----        ----        ----          ----         ----
OPERATING REVENUES:
Revenues                                                $55,097     $52,356     $101,497     $95,104      $222,402     $199,802
Revenues from affiliates                                  1,280         519        1,597         644         3,386        1,824
                                                        -------     -------     --------     -------      --------     --------
Total operating revenues                                 56,377      52,875      103,094      95,748       225,788      201,626
                                                        -------     -------     --------     -------      --------     --------

OPERATING EXPENSES:
Operation--
  Fuel                                                    7,186       7,667        9,325       8,683        25,618       16,475
  Purchased power from non-affiliates                     1,084         114        1,443         205         2,031          439
  Purchased power from affiliates                        13,652      11,971       28,881      25,810        59,345       55,116
  Provision for separation benefits                           -           -          551           -         5,006            -
  Other                                                  10,385       9,736       19,262      19,292        41,124       38,367
Maintenance                                               2,984       3,030        5,631       6,309        12,838       14,263
Depreciation and amortization                             4,372       4,079        8,622       8,157        16,932       16,604
Taxes other than income taxes                             2,705       2,630        5,267       5,110        11,292       10,602
Federal and state income taxes                            4,454       4,347        7,427       6,758        16,108       15,336
                                                        -------     -------     --------     -------      --------     --------
Total operating expenses                                 46,822      43,574       86,409      80,324       190,294      167,202
                                                        -------     -------     --------     -------      --------     --------
OPERATING INCOME                                          9,555       9,301       16,685      15,424        35,494       34,424
OTHER INCOME (EXPENSE):
Allowance for equity funds used
  during construction                                       290         108          677         221         1,413          394
Other, net                                                 (266)       (237)        (497)       (477)       (1,651)      (1,350)

Income taxes applicable to other income                     104          89          192         180         1,129          824
                                                        -------     -------     --------     -------      --------     --------
INCOME BEFORE INTEREST CHARGES                            9,683       9,261       17,057      15,348        36,385       34,292
                                                        -------     -------     --------     -------      --------     --------
INTEREST CHARGES:
Interest on long-term debt                                3,134       2,321        6,286       4,667        12,315        9,829
Allowance for debt funds used during construction          (375)       (101)        (875)       (161)       (1,412)        (284)
Amortization of debt discount,
   premium and expense, net                                 138         129          275         258           551          511
Other interest charges                                      154         226          260         404           434          631
                                                        -------     -------     --------     -------      --------     --------
Net interest charges                                      3,051       2,575        5,946       5,168        11,888       10,687
                                                        -------     -------     --------     -------      --------     --------
NET INCOME                                                6,632       6,686       11,111      10,180        24,497       23,605
DIVIDENDS ON PREFERRED STOCK                                581         475        1,162         950         2,318        1,900
                                                        -------     -------     --------     -------      --------     --------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                        $ 6,051     $ 6,211     $  9,949     $ 9,230      $ 22,179     $ 21,705
                                                        =======     =======     ========     =======      ========     ========

( )  Denotes red figure.

The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (Stated in Thousands of Dollars)

                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                                --------------
                                                                                              1994         1993
                                                                                              ----         ----
OPERATING ACTIVITIES:
Net income                                                                                  $ 11,111     $ 10,180
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                                9,351        8,926
  Deferred taxes, net                                                                          2,290          700
  Allowance for equity funds used during construction                                           (677)        (221)
  Other, net                                                                                     575         (466)
Changes in certain current assets and liabilities--
  Receivables, net                                                                             7,434       (3,492)
  Inventories                                                                                    561          777
  Payables                                                                                   (13,918)       1,486
  Taxes accrued                                                                                  336         (817)
  Other                                                                                          555       (1,055)
                                                                                            --------     --------
Net Cash Provided From Operating Activities                                                   17,618       16,018
                                                                                            --------     --------

INVESTING ACTIVITIES:
Gross property additions                                                                     (17,341)     (23,619)
Other                                                                                         (1,074)        (671)
                                                                                            --------     --------
Net Cash Used For Investing Activities                                                       (18,415)     (24,290)
                                                                                            --------     --------

FINANCING ACTIVITIES:
Proceeds:
  Pollution control bonds                                                                          -        4,085
  Other long-term debt                                                                         8,500       10,000
Retirements:
  First mortgage bonds                                                                        (5,065)           -
  Pollution control bonds                                                                          -       (4,085)
  Other long-term debt                                                                          (392)        (449)
Notes payable, net                                                                             9,000       10,000
Payment of preferred stock dividends                                                            (967)        (950)
Payment of common stock dividends                                                             (8,200)     (10,000)
Miscellaneous                                                                                    (74)         (18)
                                                                                            --------     --------
Cash Provided From (Used For) Financing Activities                                             2,802        8,583
                                                                                            --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        2,005          311
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               3,915        1,788
                                                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  5,920     $  2,099
                                                                                            ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for--
  Interest (net of amount capitalized)                                                      $  5,542    $   5,192
  Income taxes                                                                                 5,506        5,771


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                           CONDENSED BALANCE SHEETS
                       (Stated in Thousands of Dollars)

                                    ASSETS

                                                                           At June 30,
                                                                              1994               At December 31,
                                                                           (Unaudited)                1993
                                                                           -----------           ---------------
UTILITY PLANT:
Plant in service, at original cost                                          $678,208                 $622,521
Less accumulated provision for depreciation                                  259,352                  251,565
                                                                            --------                 --------
                                                                             418,856                  370,956
Construction work in progress                                                 10,102                   49,797
                                                                            --------                 --------
Total                                                                        428,958                  420,753
                                                                            --------                 --------

OTHER PROPERTY AND INVESTMENTS                                                 1,791                    1,793
                                                                            --------                 --------

CURRENT ASSETS:
Cash and cash equivalents                                                      5,920                    3,915
Receivables--
  Customer accounts receivable                                                21,948                   18,551
  Other accounts and notes receivable                                            478                      790
  Affiliated companies                                                           173                   12,924
  Accumulated provision for uncollectible accounts                              (762)                    (762)
  Fuel cost under recovery                                                     9,425                    7,112
Fuel stock, at average cost                                                    7,739                    8,419
Materials and supplies, at average cost                                        9,477                    9,358
Prepayments                                                                    5,324                    4,849
                                                                            --------                 --------
Total                                                                         59,722                   65,156
                                                                            --------                 --------

DEFERRED CHARGES:
Premium on reacquired debt, being amortized                                    3,544                    3,792
Deferred charges related to income taxes                                      24,117                   24,890
Miscellaneous                                                                 11,631                   10,803
                                                                            --------                 --------
Total                                                                         39,292                   39,485
                                                                            --------                 --------

TOTAL ASSETS                                                                $529,763                 $527,187
                                                                            ========                 ========

The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                           CONDENSED BALANCE SHEETS
                       (Stated in Thousands of Dollars)

                        CAPITALIZATION AND LIABILITIES


                                                                             At June 30,
                                                                                1994                  At December 31,
                                                                             (Unaudited)                   1993
                                                                             -----------              ---------------
CAPITALIZATION:
Common stock equity--
Common stock ($5 par value)-- authorized 16,000,000 shares;
  outstanding 10,844,635 shares                                               $ 54,223                   $ 54,223
  Paid-in capital                                                                8,688                      8,688
  Additional minimum liability for under-funded pension obligations             (2,121)                    (2,121)
  Retained earnings                                                             95,146                     93,479
                                                                              --------                   --------
                                                                               155,936                    154,269
Preferred stock                                                                 35,000                     35,000
Long-term debt                                                                 158,133                    151,338
                                                                              --------                   --------
Total                                                                          349,069                    340,607
                                                                              --------                   --------

CURRENT LIABILITIES:
Long-term debt due within one year                                                 772                      4,499
Notes payable                                                                   12,000                      3,000
Accounts payable--
  Affiliated companies                                                           5,482                      6,041
  Other                                                                          9,446                     24,401
Customer deposits                                                                4,716                      4,714
Taxes accrued--
  Federal and state income                                                           -                        342
  Other                                                                          1,865                      1,187
Interest accrued                                                                 6,752                      6,730
Vacation pay accrued                                                             1,674                      1,638
Pensions accrued                                                                 1,847                      1,792
Work force reduction costs accrued                                               3,923                      3,926
Miscellaneous                                                                    3,340                      2,985
                                                                              --------                   --------
Total                                                                           51,817                     61,255
                                                                              --------                   --------

DEFERRED CREDITS:
Accumulated deferred income taxes                                               68,958                     66,947
Accumulated deferred investment tax credits                                     14,969                     15,301
Deferred credits related to income taxes                                        25,633                     26,173
Deferred compensation plans                                                      6,488                      6,117
Deferred under-funded accrued benefit obligation                                 5,870                      5,855
Miscellaneous                                                                    6,959                      4,932
                                                                              --------                   --------
Total                                                                          128,877                    125,325
                                                                              --------                   --------

TOTAL CAPITALIZATION AND LIABILITIES                                          $529,763                   $527,187
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

                      SAVANNAH ELECTRIC AND POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

EARNINGS
SAVANNAH's net income after dividends on preferred stock for the second quarter of 1994 dipped to $6.1 million, compared to $6.2 million in the corresponding period of 1993. The decrease in net income was primarily due to higher interest costs because of a greater amount of debt outstanding and the increase in the federal income tax rate.

REVENUES
Revenues for the second quarter of 1994 increased, compared to the corresponding period in 1993, due to higher retail energy sales. Energy sales to retail customers increased 2.6% due to an improving economy in SAVANNAH's service territory and an increase in the number of customers served. Wholesale energy sales to non-affiliated companies decreased, however, only the capacity revenues of such sales have any measurable effect on earnings. Capacity revenues fell $133,000.

EXPENSES
Fuel expenses during the second quarter of 1994 decreased, compared to those recorded in the second quarter of 1993, because of a 22.1% drop in generation. This was partially offset by an increase in the average cost of coal on the spot market (SAVANNAH has no long-term coal supply contracts) due to a coal miners strike and higher freight charges. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings. Other operation expenses increased due, in part, to the costs incurred to restore electric service which was interrupted by a severe storm in June 1994. Income taxes increased because of the higher federal income tax rates enacted in August 1993.

    The increases in interest on long-term debt and dividends on preferred stock reflect the sale by SAVANNAH in 1993 of $45 million of first mortgage bonds and $35 million of preferred stock.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
AFUDC represents the cost of capital charged to utility plant under construction and is included in rate base. The equity portion of AFUDC represents non-cash income. In addition, when facilities are completed and included in rate base, previously capitalized amounts increase cash flow because revenues are higher as a result of the increased rate base and additional depreciation expense. The amount of AFUDC recorded has risen because of SAVANNAH's investment in the construction of two 80-megawatt combustion turbine peaking units. These units were placed in service in April and May 1994.

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

FINANCIAL CONDITION

OVERVIEW
During the first six months of 1994, SAVANNAH made gross property additions to utility plant of $17.3 million. The funds for these additions and other capital requirements came from an increase in short-term and long-term debt and from operating activities, principally from earnings and noncash charges to income such as depreciation. See the Condensed Statements of Cash Flows for further details.

CAPITAL REQUIREMENTS FOR CONSTRUCTION
SAVANNAH's construction program is budgeted at $98 million for the three years 1994 through 1996 ($33 million in 1994, $32 million in 1995 and $33 million in 1996). Actual construction costs may vary from this estimate because of such factors as changes in environmental regulations; the cost and efficiency of construction labor, equipment and materials; revised load projections and the cost of capital. The largest project during this period is the addition of two 80-megawatt combustion turbine units, which were placed in service in April and May 1994.

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

SOURCES OF CAPITAL
At June 30, 1994, SAVANNAH had $5.9 million in cash and cash equivalents and $20 million of unused credit arrangements with banks to meet its short-term cash needs. SAVANNAH had $12 million of short-term debt outstanding at quarter-end. The increase in short-term indebtedness is primarily seasonal and the amount outstanding is expected to be reduced by the end of the summer. SAVANNAH has received the authority from the SEC to have outstanding at any one time an amount of up to $70 million in short-term borrowings.

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


                         INDEX TO APPLICABLE NOTES TO
                      FINANCIAL STATEMENTS BY REGISTRANT


            REGISTRANT                  APPLICABLE NOTES

            SOUTHERN                    A, B, C, D, E, F, G, H, I, J, K, L, M

            ALABAMA                     B, C, D, E, K

            GEORGIA                     B, C, D, F, G, H, I, K, L, M

            GULF                        B, J, K

            MISSISSIPPI                 B, K

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

(B) Reference is made to Note 3 to each of the registrant's, except SAVANNAH's notes to the financial statements in Item 8 in the SOUTHERN system's combined 1993 Annual Report on Form 10-K for a discussion of the hearings ordered by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts.

(C) For information regarding the expected costs of decommissioning nuclear facilities reference is made to Note (C) to the Condensed Financial Statements in the SOUTHERN system s combined Quarterly Report on Form 10-Q for March 31, 1994.

(D) For information regarding nuclear insurance reference is made to Notes 13, 11 and 4 to the financial statements of SOUTHERN, ALABAMA and GEORGIA, respectively, in Item 8 in the SOUTHERN system s combined 1993 Annual Report on Form 10-K and Note (D) to the Condensed Financial Statements in the SOUTHERN system s combined Quarterly Report on Form 10-Q for March 31, 1994. During the second quarter of 1994, the by-laws of Nuclear Mutual Limited were amended whereby a member cannot receive a refund in the event insurance coverage is terminated.

(E) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the SOUTHERN system's combined 1993 Annual Report on Form 10-K for information with respect to a civil complaint filed regarding ALABAMA's financing of heat pumps and other merchandise.

(F) Pursuant to orders from the Georgia PSC, GEORGIA deferred financing and depreciation costs under phase-in plans for Plant Vogtle units 1 and 2 until the allowed investment was fully reflected in rates as of October 1991. In addition, the Georgia PSC issued two separate accounting orders that required GEORGIA to defer substantially all operating and financing costs related to both units until rate orders addressed these costs. The Georgia PSC orders provide for recovery of deferred costs within 10 years. The Georgia PSC also ordered GEORGIA to levelize declining capacity buyback expense from the co-owners of the plant over a six-year period beginning

     October 1991. The unamortized balance of these deferred costs at June 30, 1994, was $479 million.

(G) Reference is made to Note 4 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the SOUTHERN system's combined 1993 Annual Report on Form 10-K for information concerning the uncertainty related to the actions of regulatory authorities with respect to the recovery of costs of the Rocky Mountain pumped storage hydroelectric project. The ultimate outcome of this matter cannot be determined at this time.

(H) In October 1993, a Superior Court of Fulton County, Georgia, judge ruled that rate riders previously approved by the Georgia PSC for recovery of GEORGIA's costs incurred in connection with demand-side conservation programs were unlawful. The judge held that the Georgia PSC lacked statutory authority to approve such rate riders except through general rate case proceedings and that those procedures had not been followed. GEORGIA suspended collection of the demand-side conservation costs and appealed to the Georgia Court of Appeals, which reversed the court s decision as described below. In December 1993, the Georgia PSC approved GEORGIA's request for an accounting order allowing GEORGIA to defer all current unrecovered and future costs related to these programs until the court s decision is reversed or until the next general rate case proceeding. An association of industrial customers has filed a petition for review of such accounting order in the Superior Court of Fulton County, Georgia. GEORGIA's costs related to these conservation programs through June 1994 were $90 million of which $15 million has been collected and the remainder deferred. The estimated costs are $21 million for the remainder of 1994 and $43 million in 1995.

        In July 1994, the Georgia Court of Appeals, reversing the superior court decision discussed above, ruled that the Georgia PSC could lawfully provide for recovery of demand-side conservation program costs through rate riders. The opposing parties have filed notices of their intention to appeal to the Georgia Supreme Court. GEORGIA is continuing to defer program costs pending final resolution of this matter.

        The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's Condensed Financial Statements.

(I) In June 1994, a tax deficiency notice was received from the IRS for the years 1984 through 1987 in regards to the tax accounting by GEORGIA for a 1984 property transaction. The potential tax deficiency arising from this issue would amount to approximately $30 million of tax plus an additional $33 million of interest. The tax deficiency relates to a timing issue as to when taxes are paid, therefore only the interest portion could impact future income. Management believes that the IRS position is incorrect and will file a petition with the United States Tax Court to appeal the IRS position. The final outcome of this matter cannot now be determined; however, in management s opinion, the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's Condensed Financial Statements.

(J) In August 1993, a complaint against GULF and SCS was filed in federal district court in Ohio by two companies with which GULF has contracted for the transportation by barge of certain of GULF's coal supplies. The complaint alleges breach of the contract by GULF and seeks damages estimated by the plaintiffs to be in excess of $85 million. The final outcome of this matter cannot now be determined; however, in management's opinion the final outcome will not have a material adverse effect on SOUTHERN's or GULF's Condensed Financial Statements.

(K) During 1994, GEORGIA and SCS, the system service company, instituted work force reduction programs. The costs related to these programs amounted to approximately $75.9 million for GEORGIA and $25.7 million for SCS. The costs of the SCS work force reduction program were apportioned among the various entities that together form the Southern electric system. MISSISSIPPI instituted an early retirement incentive program in April 1994 and deferred the related costs of approximately $13.3 million.
     MISSISSIPPI has received authority from the Mississippi PSC to defer these costs, as well as its portion of the costs of a similar SCS program, and to amortize over a period not to exceed 60 months, beginning no later than January 1995. Additionally, SAVANNAH instituted a work force reduction program in late 1993 and incurred related charges of approximately $4.5 million.

(L) In July 1994, OPC and MEAG filed a joint complaint with the FERC seeking to recover from GEORGIA an aggregate of approximately $16.5 million in alleged partial requirements rates overcharges, plus approximately $6.3 million in interest. OPC and MEAG claim that GEORGIA improperly reflected in such rates costs associated with capacity that had previously been sold to Gulf States pursuant to a unit power sales contract or, alternatively, that they should be allocated a portion of the proceeds received by GEORGIA as the result of a settlement with Gulf States of litigation arising out of such contract. (For information concerning the Gulf States settlement, see Note 8 and Note 3, respectively, to the financial statements of SOUTHERN and GEORGIA in Item 8 of the SOUTHERN system s combined 1993 Annual Report on Form 10-K. In August 1994, OPC and MEAG also filed a complaint in the Superior Court of Fulton County, Georgia, urging substantially the same claims and asking the court to hear the matter in the event the FERC declines jurisdiction. GEORGIA intends to contest the complaints filed against it. While the outcome of this matter cannot be determined, in management's opinion it will not have a material adverse effect on SOUTHERN's or GEORGIA's financial condition.

(M) In compliance with the recently enacted Georgia Hazardous Site Response Act, the State of Georgia was required to compile an inventory of all known or suspected sites where hazardous wastes, constituents or substances have been disposed of or released in quantities deemed reportable by the State. In developing this list, the State of Georgia identified several hundred properties throughout the State, including 23 sites which may require environmental remediation by GEORGIA. The majority of these sites are electrical power substations and power generation facilities. GEORGIA has recognized $2 million in expenses for the anticipated clean-up cost for one site that GEORGIA plans to remediate. GEORGIA will conduct studies at each of the remaining sites to determine the extent of remediation and associated clean-up costs, if any, that may be required. GEORGIA has recognized $3 million in expenses for the anticipated cost of completing such studies. Any cost of remediating the remaining sites cannot presently be determined until such studies are completed for each site, and the State of Georgia determines whether remediation is required. If all sites were required to be remediated, GEORGIA could incur expenses of up to $25 million in additional clean-up costs, and construction expenditures of up to $100 million to develop new waste management facilities or install additional pollution control devices. The final outcome of this matter cannot now be determined; however, in management s opinion the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's Condensed Financial Statements.

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

                       In its responses to the notice of violation, submitted
                   to the NRC in August 1994, GEORGIA denied certain of the NRC's allegations and admitted others. GEORGIA further requested reconsideration of the level of the proposed civil penalty. GEORGIA has also furnished various information to the NRC in response to the demands described above.

Item 4.            Submission of Matters to a Vote of Security Holders.

                   SOUTHERN
                   SOUTHERN held its annual meeting of stockholders on May 25, 1994. The following resolutions were voted upon at this meeting.

              (1) A proposal requiring additional disclosure of executive compensation was defeated by a vote of 379,571,936 shares against; 87,991,908 shares for; and 13,986,686 shares abstaining.

              (2) A proposal seeking to limit executive compensation was defeated by a vote of 370,102,931 shares against; 95,431,564 shares for; and 16,016,838 shares abstaining.

              (3) A proposal to approve SOUTHERN's Outside Directors Stock Plan was adopted by a vote of 471,719,068 shares for; 48,780,681 shares against; and 13,957,376 shares abstaining.

              (4) A proposal to approve SOUTHERN's Productivity Plan for Executive Officers was adopted by a vote of 471,846,823 shares for; 50,114,948 shares against; and 12,494,954 shares abstaining.

              (5) The appointment of Arthur Andersen & Co. as independent auditors for the year 1994 was approved by a vote of 520,834,727 shares for; 8,758,096 shares against; 4,861,337 shares abstaining.

Item 4.       Submission of Matters to a Vote of Security Holders.
              (Continued)

              (6) Each nominee for director of SOUTHERN received the requisite plurality of votes. The vote tabulation was as follows:

                                                  Shares         Shares
                          Nominees                 For        Withhold Vote
                   ----------------------      -----------    -------------
                   Edward L. Addison           523,896,239     10,533,208
                   William P. Copenhaver       524,085,858     10,343,588
                   A. D. Correll               524,669,353      9,760,094
                   A. W. Dahlberg              524,854,567      9,574,879
                   Paul J. DeNicola            524,961,099      9,468,348
                   Jack Edwards                524,220,633     10,208,813
                   H. Allen Franklin           524,939,452      9,529,242
                   L. G. Hardman, III          524,981,164      9,448,282
                   Elmer B. Harris             524,631,660      9,837,034
                   Earl D. McLean, Jr.         524,706,020      9,723,426
                   William A. Parker, Jr.      524,808,858      9,659,836
                   William J. Rushton, III     524,748,248      9,681,199
                   Gloria M. Shatto            524,596,973      9,834,069
                   Herbert Stockham            524,800,208      9,629,238

                   ALABAMA

                   ALABAMA held its annual common stockholders meeting on April 22, 1994, and the following persons were elected to serve as directors of ALABAMA:

                         Whit Armstrong               William V. Muse
                         Philip E. Austin             John T. Porter
                         Margaret A. Carpenter        Gerald H. Powell
                         A. W. Dahlberg               Robert D. Powers
                         Peter V. Gregerson, Sr.      John W. Rouse, Jr.
                         Bill M. Guthrie              William J. Rushton, III
                         Elmer B. Harris              James H. Sanford
                         Crawford T. Johnson, III     John Cox Webb, IV
                         Carl E. Jones, Jr.           John W. Woods
                         Wallace D. Malone, Jr.

                   All of the 5,608,955 outstanding shares of ALABAMA's common stock are owned by SOUTHERN and were voted for the election of such directors.

                   GEORGIA

                   GEORGIA held its annual meeting of stockholders on May 18, 1994, and the following persons were elected to serve as directors of GEORGIA:

                        Edward L. Addison             James R. Lientz, Jr.
                        Bennett A. Brown              William A. Parker, Jr.
                        William P. Copenhaver         G. Joseph Prendergast
                        A. W. Dahlberg                Herman J. Russell
                        William A. Fickling, Jr.      Gloria M. Shatto
                        H. Allen Franklin             Robert Strickland
                        L. G. Hardman, III            William Jerry Vereen
                        Warren Y. Jobe                Thomas R. Williams

                   All of the 7,761,500 outstanding shares of GEORGIA's common stock are owned by SOUTHERN and were voted for the election of such directors.

                   GULF

                   GULF held its annual stockholders meeting on June 28, 1994, and the following persons were elected to serve as directors of GULF:

                        Reed Bell, Sr., M.D.          W. Deck Hull, Jr.
                        Travis J. Bowden              C. Walter Ruckel
                        Paul J. DeNicola              Joseph K. Tannehill
                        Fred C. Donovan, Sr.

                   All of the 992,717 outstanding shares of GULF's common stock are owned by SOUTHERN and were voted for the election of such directors.

                   MISSISSIPPI

                   MISSISSIPPI held its annual stockholders meeting on April 5, 1994, and the following persons were elected to serve as directors of MISSISSIPPI:

                        Paul J. DeNicola              Earl D. McLean, Jr.
                        Edwin E. Downer               David M. Ratcliffe
                        Robert S. Gaddis              Gerald J. St. Pe
                        Walter H. Hurt, III           Leo W. Seal, Jr.
                        Aubrey K. Lucas               N. Eugene Warr

                   All of the 1,121,000 outstanding shares of MISSISSIPPI's common stock are owned by SOUTHERN and were voted for the election of such directors.

                   SAVANNAH

                   SAVANNAH held its annual stockholders meeting on May 17, 1994, and the following persons were elected to serve as directors of SAVANNAH:

                       Helen Quattlebaum Artley      Robert B. Miller, III
                       Paul J. DeNicola              James M. Piette
                       Brian R. Foster               Arnold M. Tenenbaum
                       Arthur M. Gignilliat, Jr.     Frederick F. Williams, Jr.
                       Walter D. Gnann

                   All of the 10,844,635 outstanding shares of SAVANNAH's common stock are owned by SOUTHERN and were voted for the election of such directors.

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

   (b)             Reports on Form 8-K.

                   There were no Reports on Form 8-K filed during the second quarter of 1994.

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

             THE SOUTHERN COMPANY

       By    Edward L. Addison
             Chairman
             (Principal Executive Officer)

       By    W. L. Westbrook
             Financial Vice President
             (Principal Financial and
             Accounting Officer)

       By    /s/ Wayne Boston
             --------------------------------
             (Wayne Boston, Attorney-in-fact)

                                                    Date:  August 11, 1994
- --------------------------------------------------------------------------------

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

                                                    Date:  August 11, 1994

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

             GEORGIA POWER COMPANY

      By     H. Allen Franklin
             President and Chief Executive Officer
             (Principal Executive Officer)

      By     Warren Y. Jobe
             Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

      By     /s/ Wayne Boston
             --------------------------------
             (Wayne Boston, Attorney-in-fact)


                                                    Date: August 11, 1994
- -------------------------------------------------------------------------------

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


                                                    Date: August 11, 1994

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

             MISSISSIPPI POWER COMPANY

      By     David M. Ratcliffe, President and Chief Executive Officer

      By Thomas A. Fanning, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

      By     /s/ Wayne Boston
             --------------------------------
             (Wayne Boston, Attorney-in-fact)


                                                    Date: August 11, 1994
- --------------------------------------------------------------------------------

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

         Date:  August 11, 1994