Form 10-Q
period 1994-09-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1994-11-14
CIK 92122, 3153, 41091, 44545, 66904, 86940

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          _________________________

                                  FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1994
                                      OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
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


                                                        DESCRIPTION OF                     SHARES OUTSTANDING
REGISTRANT                                             COMMON STOCK                        AT OCTOBER 31, 1994
- ----------                                             -------------                       -------------------
THE SOUTHERN COMPANY                                   PAR VALUE $5 PER SHARE                       653,416,983
ALABAMA POWER COMPANY                                  PAR VALUE $40 PER SHARE                        5,608,955
GEORGIA POWER COMPANY                                  NO PAR VALUE                                   7,761,500
GULF POWER COMPANY                                     NO PAR VALUE                                     992,717
MISSISSIPPI POWER COMPANY                              WITHOUT PAR VALUE                              1,121,000
SAVANNAH ELECTRIC AND POWER COMPANY                    PAR VALUE $5 PER SHARE                        10,844,635

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

                              Table of Contents

PART I
                                                                                                               PAGE
DEFINITIONS                                                                                                      4

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
    Management's Opinion as to Fair Statement of Results                                                         6
    Condensed Statements of Income                                                                               7
    Condensed Statements of Cash Flows                                                                           8
    Condensed Balance Sheets                                                                                     9
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        11

ALABAMA POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         18
    Review by Independent Public Accountants                                                                     18
    Condensed Statements of Income                                                                               19
    Condensed Statements of Cash Flows                                                                           20
    Condensed Balance Sheets                                                                                     21
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        23
    Exhibit 1 - Report of Independent Public Accountants                                                         27

GEORGIA POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         29
    Review by Independent Public Accountants                                                                     29
    Condensed Statements of Income                                                                               30
    Condensed Statements of Cash Flows                                                                           31
    Condensed Balance Sheets                                                                                     32
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        34
    Exhibit 1 - Report of Independent Public Accountants                                                         40

GULF POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         42
    Condensed Statements of Income                                                                               43
    Condensed Statements of Cash Flows                                                                           44
    Condensed Balance Sheets                                                                                     45
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        47

MISSISSIPPI POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         51
    Condensed Statements of Income                                                                               52
    Condensed Statements of Cash Flows                                                                           53
    Condensed Balance Sheets                                                                                     54
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        56

SAVANNAH ELECTRIC AND POWER COMPANY
    Management's Opinion as to Fair Statement of Results                                                         61
    Condensed Statements of Income                                                                               62
    Condensed Statements of Cash Flows                                                                           63
    Condensed Balance Sheets                                                                                     64
    Management's Discussion and Analysis of Results of Operations and Financial Condition                        66

    NOTES TO THE CONDENSED FINANCIAL STATEMENTS                                                                  69

                               Table of Contents
                                  (Continued)

                                                                                                                 PAGE
PART II
 Item 1.  Legal Proceedings                                                                                      74

 Item 4.  Submission of Matters to a Vote of Security Holders                                                    74

 Item 6.  Exhibits and Reports on Form 8-K                                                                       75

SIGNATURES                                                                                                       76



                                  DEFINITIONS


         TERM                                                 MEANING
         ----                                                 -------
         AFUDC  . . . . . . . . . . . . . . . . . . . . .     Allowance for Funds Used During Construction
         ALABAMA  . . . . . . . . . . . . . . . . . . . .     Alabama Power Company
         Clean Air Act  . . . . . . . . . . . . . . . . .     Clean Air Act Amendments of 1990
         ECO Plan . . . . . . . . . . . . . . . . . . . .     Environmental Compliance Overview Plan
         Energy Act . . . . . . . . . . . . . . . . . . .     Energy Policy Act of 1992
         FERC . . . . . . . . . . . . . . . . . . . . . .     Federal Energy Regulatory Commission
         GEORGIA  . . . . . . . . . . . . . . . . . . . .     Georgia Power Company
         GULF . . . . . . . . . . . . . . . . . . . . . .     Gulf Power Company
         Gulf States  . . . . . . . . . . . . . . . . . .     Gulf States Utilities Company
         IRS  . . . . . . . . . . . . . . . . . . . . . .     Internal Revenue Service
         MEAG . . . . . . . . . . . . . . . . . . . . . .     Municipal Electric Authority of Georgia
         MISSISSIPPI  . . . . . . . . . . . . . . . . . .     Mississippi Power Company
         NRC  . . . . . . . . . . . . . . . . . . . . . .     Nuclear Regulatory Commission
         OPC  . . . . . . . . . . . . . . . . . . . . . .     Oglethorpe Power Corporation
         PEP  . . . . . . . . . . . . . . . . . . . . . .     Performance Evaluation Plan
         PSC  . . . . . . . . . . . . . . . . . . . . . .     Public Service Commission
         SAVANNAH   . . . . . . . . . . . . . . . . . . .     Savannah Electric and Power Company
         SCS  . . . . . . . . . . . . . . . . . . . . . .     Southern Company Services, Inc.
         SEC  . . . . . . . . . . . . . . . . . . . . . .     Securities and Exchange Commission
         SEGCO  . . . . . . . . . . . . . . . . . . . . .     Southern Electric Generating Company
         SOUTHERN   . . . . . . . . . . . . . . . . . . .     The Southern Company

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

    The condensed financial statements of SOUTHERN included herein have been prepared by SOUTHERN, without audit, pursuant to the rules and regulations of the SEC. In the opinion of SOUTHERN's management, subject to the effect of such adjustments, if any, as might have been required had the outcome of the uncertainty with respect to the actions of the regulators regarding the recoverability of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project, as more fully discussed in Note (G) to the Condensed Financial Statements herein, been known, the information furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in 1994, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although SOUTHERN believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in SOUTHERN's latest annual report on Form 10-K and, with respect to nuclear decommissioning, the March 31, 1994 quarterly report on Form 10-Q.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                      For the Three Months         For the Nine Months     For the Twelve Months
                                                       Ended September 30,         Ended September 30,      Ended September 30,
                                                       -------------------         -------------------      -------------------
                                                       1994          1993          1994          1993      1994           1993
                                                       ----          ----          ----          ----      ----           ----
OPERATING REVENUES                                  $2,381,335   $2,636,381      $6,382,250   $6,544,069   $8,327,327   $8,411,656
                                                    ----------   ----------      ----------   ----------   ----------   ----------
OPERATING EXPENSES:
Operation--
  Fuel                                                 591,568      724,876       1,608,240    1,738,842    2,134,401    2,224,477
  Purchased power                                       48,171       86,461         171,779      271,055      236,410      374,021
  Provision for separation benefits                       (573)           -          96,245            -       96,245            -
  Other                                                335,275      398,022       1,026,285    1,059,649    1,412,339    1,411,940
Maintenance                                            162,201      140,242         497,077      462,053      687,587      651,190
Depreciation and amortization                          204,664      198,688         607,050      594,295      806,241      788,402
Amortization of deferred Plant Vogtle
  expenses, net (Note F)                                22,847       11,982          51,254       21,021       66,517       17,856
Taxes other than income taxes                          121,309      121,370         358,260      349,037      470,652      451,502
Federal and state income taxes                         289,316      317,934         589,201      608,307      714,876      714,680
                                                    ----------   ----------      -----------  ----------   ----------   ----------
Total operating expenses                             1,774,778    1,999,575       5,005,391    5,104,259    6,625,268    6,634,068
                                                    ----------   ----------      -----------  ----------   ----------   ----------
OPERATING INCOME                                       606,557      636,806       1,376,859    1,439,810    1,702,059    1,777,588
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction      2,680        2,804           8,455        4,688       12,749        6,898
Interest income                                          7,834       12,417          21,375       24,846       26,678       30,292
Other, net                                             (26,571)     (27,412)        (42,585)      (2,243)     (81,677)     (39,322)
Income taxes applicable to other income                 12,339       10,936          17,064       34,037       40,243       65,251
                                                    ----------   ----------      ----------   ----------   ----------   ----------
INCOME BEFORE INTEREST CHARGES                         602,839      635,551       1,381,168    1,501,138    1,700,052    1,840,707
                                                    ----------   ----------      ----------   ----------   ----------   ----------
INTEREST CHARGES AND PREFERRED DIVIDENDS:
Interest on long-term debt                             141,496      146,302         430,154      452,869      572,029      609,782
Allowance for debt funds used during construction       (4,061)      (3,355)        (13,787)      (9,435)     (17,604)     (11,360)
Interest on interim obligations                          7,142        8,308          24,714       21,460       33,085       25,685
Amortization of debt discount, premium
  and expense, net                                       7,598        6,985          22,441       19,101       29,636       24,112
Other interest charges                                  12,682       12,809          38,796       77,798       48,086       86,685
Preferred dividends of subsidiary companies             22,030       22,826          65,096       70,182       88,381       95,407
                                                    ----------   ----------      ----------   ----------   ----------   ----------
Net interest charges and preferred dividends           186,887      193,875         567,414      631,975      753,613      830,311
                                                    ----------   ----------      ----------   ----------   ----------   ----------

CONSOLIDATED NET INCOME                             $  415,952   $  441,676      $  813,754   $  869,163   $  946,439   $1,010,396
                                                    ==========   ==========      ==========   ==========   ==========   ==========
AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING *(THOUSANDS)                650,454      638,828         648,417      636,167      646,507      635,355
EARNINGS PER SHARE OF COMMON STOCK*                 $     0.64   $     0.70      $     1.25   $     1.37   $     1.46   $     1.59
CASH DIVIDENDS PAID PER SHARE
  OF COMMON STOCK*                                  $    0.295   $    0.285      $    0.885   $    0.855   $     1.17   $     1.13

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

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                              --------------------------
                                                                                                 1994            1993
                                                                                              ----------     -----------
OPERATING ACTIVITIES:
Consolidated net income                                                                      $   813,754     $   869,163
Adjustments to reconcile consolidated net income to net cash provided by operating activities--
  Depreciation and amortization                                                                  786,836         761,792
  Deferred income taxes, net                                                                      28,076          77,581
  Allowance for equity funds used during construction                                             (8,455)         (4,688)
  Deferred Plant Vogtle costs                                                                     51,254          21,021
  Provision for separation benefits                                                               78,993               -
  Gain on asset sales                                                                            (23,375)        (35,271)
  Other, net                                                                                      34,066         (59,043)
Changes in certain current assets and liabilities--
  Receivables, net                                                                               (24,708)       (197,118)
  Fossil fuel stock                                                                              (50,138)        119,162
  Materials and supplies                                                                          (8,167)        (12,286)
  Accounts payable                                                                               (47,910)         28,958
  Other                                                                                           82,066         167,525
                                                                                             -----------     -----------
Net cash provided from operating activities                                                    1,712,292       1,736,796
                                                                                             -----------     -----------
INVESTING ACTIVITIES:
Gross property additions                                                                      (1,034,060)       (974,241)
Sales of property                                                                                141,496         253,032
Foreign utility operations                                                                             -        (354,790)
Other                                                                                           (108,508)        (51,006)
                                                                                             -----------     -----------
Net cash used in investing activities                                                         (1,001,072)     (1,127,005)
                                                                                             -----------     -----------
FINANCING ACTIVITIES:
Proceeds--
  Common stock                                                                                   206,368         144,510
  Preferred stock                                                                                      -         156,404
  First mortgage bonds                                                                            35,000       2,085,000
  Pollution control bonds                                                                        609,815         352,496
  Other long-term debt                                                                           377,185         110,075
Retirements--
  Preferred stock                                                                                 (1,000)       (256,404)
  First mortgage bonds                                                                          (240,238)     (2,019,205)
  Pollution control bonds                                                                       (469,910)       (317,520)
  Other long-term debt                                                                          (181,359)        (71,024)
Special deposits-redemption funds                                                               (143,819)        (20,000)
Interim obligations, net                                                                        (366,702)        (33,463)
Payment of common stock dividends                                                               (573,999)       (543,221)
Miscellaneous                                                                                    (23,808)       (118,417)
                                                                                             -----------     -----------
Net cash provided from (used in) financing activities                                           (772,467)       (530,769)
                                                                                             -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          (61,247)         79,022
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 178,346          97,313
                                                                                             -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $   117,099     $   176,335
                                                                                             ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                       $   485,613     $   526,479
  Income taxes                                                                                   515,503         365,040

The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                         At September 30,
                                                                               1994             At December 31,
                                                                           (Unaudited)               1993
                                                                         ----------------       ---------------
UTILITY PLANT:
Plant in service (Note C)                                                 $28,243,277             $27,686,539
Less accumulated provision for depreciation                                 9,359,513               8,933,717
                                                                          -----------             -----------
                                                                           18,883,764              18,752,822
Nuclear fuel, at amortized cost                                               230,013                 229,293
Construction work in progress                                               1,061,018               1,031,240
                                                                          -----------             -----------
Total                                                                      20,174,795              20,013,355
                                                                          -----------             -----------

OTHER PROPERTY AND INVESTMENTS:
Foreign utility operations, being amortized                                   533,456                 558,960
Nuclear decommissioning trusts (Note C)                                       114,520                  87,487
Miscellaneous                                                                 131,796                  89,425
                                                                          -----------             -----------
Total                                                                         779,772                 735,872
                                                                          -----------             -----------

CURRENT ASSETS:
Cash and cash equivalents                                                     117,099                 178,346
Special deposits - redemption funds                                           143,819                       -
Receivables, less accumulated provisions for uncollectible accounts
   of $10,311 at September 30, 1994 and $9,067 at December 31, 1993         1,178,881               1,146,774
Fossil fuel stock, at average cost                                            294,490                 254,026
Materials and supplies, at average cost                                       542,889                 534,722
Prepayments                                                                   171,646                 147,915
Miscellaneous                                                                  71,657                  73,074
                                                                          -----------             -----------
Total                                                                       2,520,481               2,334,857
                                                                          -----------             -----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                    1,483,204               1,546,338
Deferred Plant Vogtle costs (Note F)                                          455,726                 506,980
Debt expense and loss, being amortized                                        328,735                 320,515
Deferred fuel charges                                                          52,411                  70,404
Miscellaneous                                                                 474,617                 382,336
                                                                          -----------             -----------
Total                                                                       2,794,693               2,826,573
                                                                          -----------             -----------

TOTAL ASSETS                                                              $26,269,741             $25,910,657
                                                                          ===========             ===========


The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                        At September 30,
                                                                             1994                At December 31,
                                                                          (Unaudited)                 1993
                                                                        ----------------         ---------------
CAPITALIZATION:
Common stock, par value $5 per share -
   Authorized - 1 billion shares;
   Outstanding - September 30, 1994:  652,919,369 shares
   December 31, 1993:  642,661,658 shares*                              $ 3,264,599                 $ 3,213,308
Paid-in capital                                                           1,656,764                   1,502,193
Premium on preferred stock                                                    1,012                       1,012
Retained earnings                                                         3,207,850                   2,967,706
                                                                        -----------                 -----------
                                                                          8,130,225                   7,684,219
Preferred stock                                                           1,332,203                   1,332,203
Preferred stock subject to mandatory redemption                                   -                       1,000
Long-term debt                                                            7,145,776                   7,411,455
                                                                        -----------                 -----------
Total                                                                    16,608,204                  16,428,877
                                                                        -----------                 -----------

CURRENT LIABILITIES:
Preferred stock due within one year                                           1,000                       1,000
Long-term debt due within one year                                          550,410                     155,638
Notes payable                                                               335,070                     865,381
Commercial paper                                                            239,136                      75,527
Accounts payable                                                            628,480                     697,749
Customer deposits                                                           103,333                     102,822
Taxes accrued--
  Federal and state income                                                   52,774                      34,023
  Other                                                                     250,221                     171,673
Interest accrued                                                            175,530                     186,057
Vacation pay accrued                                                         91,113                      90,206
Miscellaneous                                                               226,370                     190,638
                                                                        -----------                 -----------
Total                                                                     2,653,437                   2,570,714
                                                                        -----------                 -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                         4,026,267                   3,978,889
Deferred credits related to income taxes                                  1,009,321                   1,050,512
Accumulated deferred investment tax credits                                 870,257                     900,203
Disallowed Plant Vogtle capacity buyback costs                               55,610                      63,067
Prepaid capacity revenues, net                                              139,805                     143,762
Miscellaneous                                                               906,840                     774,633
                                                                        -----------                 -----------
Total                                                                     7,008,100                   6,911,066
                                                                        -----------                 -----------

TOTAL CAPITALIZATION AND LIABILITIES                                    $26,269,741                 $25,910,657
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

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

EARNINGS
SOUTHERN's earnings for the third quarter of 1994 fell below the earnings recorded in the same period of 1993 primarily because of lower revenues. Consolidated net income was $416 million for the third quarter of 1994, compared to $442 million for the third quarter of 1993. Earnings per share were $0.64 and $0.70 in the third quarter of 1994 and 1993, respectively.

REVENUES
Revenues decreased due to lower fuel clause revenues, reduced sales to off-system utilities and weather influences. The summer of 1993 was exceptionally hot in contrast to the milder than normal temperatures experienced this past summer. As discussed further in Note (N) to the Condensed Financial Statements herein, ALABAMA recorded an additional $28 million in unbilled revenues as a result of adopting a new procedure for estimating such sales. Excluding ALABAMA's recognition of additional unbilled energy sales, retail energy sales for the third quarter of 1994 decreased 4.4%, compared to the third quarter of 1993, however, because of continued economic development in the Southeast, sales to industrial customers increased 2.3%. Wholesale energy sales decreased 22.9% due to reduced demand and contractually scheduled reductions in off-system contracts. As a result, total energy sales decreased 7.5%, excluding ALABAMA's additional unbilled energy sales. Capacity revenues for the third quarter of 1994 were $17 million less than in the third quarter of 1993. The capacity revenues decreased as scheduled, a significant portion of which coincides with GEORGIA completing the third sale of a portion of Plant Scherer Unit 4 in June 1994. The final sale in a series of four transactions for the sale of this generating unit is scheduled for June 1995. The generation from this unit has been dedicated to unit power sales.

EXPENSES
Fuel expense for the third quarter of 1994, compared to the corresponding period of 1993, was significantly lower due primarily to a decrease in the average cost of coal and less generation which reflects lower demand.
Purchased power expense decreased because of the reduction in capacity buyback payments by GEORGIA to the co-owners of plants Vogtle and Scherer and lower demand from wholesale customers. See Note (F) to the Condensed Financial Statements herein for information regarding the Georgia PSC's retail rate order that required the levelization of capacity buyback expense for Plant Vogtle.

   Other operation expenses dropped sharply in the third quarter of 1994, compared to the corresponding period of 1993. However, the expenses for 1993 included such costs as $20 million for an automotive fleet reduction program, $12 million for environmental remediation, $4 million for SAVANNAH's work force reduction program, the recognition of higher employee benefit costs and higher reserves for uncollectible accounts. Other operation expenses in the third quarter of 1994 reflect lower pension costs as indicated by updated actuarial estimates. The increase in maintenance expenses is attributable to ALABAMA accruing $28 million for the establishment of a Natural

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

Disaster Reserve. This new reserve is offset by ALABAMA's recognition of additional unbilled energy and revenues, as discussed above.

    The Southern electric system has instituted a number of initiatives to curb the growth of expenses, including workforce reduction programs. The one-time cost of these programs (approximately $96 million expensed and $15 million deferred) is expected to be recovered within three years through operation and maintenance and capital cost savings. See Note (M) to the Condensed Financial Statements herein for further information on these programs.

    The decrease in income tax expense was due to lower earnings and because the SOUTHERN system recorded additional income tax expense in the third quarter of 1993 due to the enactment of the retroactive federal income tax rate increase in August 1993.

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

    Reference is made to the Notes to the Condensed Financial Statements herein for further discussion of various uncertainties and legal proceedings related to: the actions of regulators regarding the recovery of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project; a civil suit filed against ALABAMA related to financing agreements; the outcome of proceedings initiated by the FERC to determine the appropriate return on equity on wholesale power and transmission contracts; and complaints filed by MEAG and OPC seeking to recover from GEORGIA an aggregate of $22.8 million (including interest) in alleged partial requirements rates overcharges.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

    Pursuant to an Integrated Resource Plan approved by the Georgia PSC, GEORGIA has implemented various demand-side option programs and had been authorized by the Georgia PSC to recover associated program costs through rate riders. A superior court judge's ruling that recovery of these costs through rate riders was unlawful was reversed by the Georgia Court of Appeals in July 1994. GEORGIA has ceased collection of the rate riders and the Georgia PSC has allowed the deferral of program costs pending the final outcome of this matter. For additional information on this matter, see Note (H) to the Condensed Financial Statements herein.

    During the third quarter of 1994, OPC gave GEORGIA notice, as contractually required, of its intent to decrease its purchases of capacity under a power supply agreement. As a result, GEORGIA's capacity revenues from OPC will decline approximately $7.5 million in 1996 and an additional $15.5 million in 1997.

    The IRS has notified SOUTHERN that its tax accounting for the sale by GEORGIA of a portion of Plant Vogtle in 1984 was improper. The potential tax deficiency and interest arising from this issue amount to approximately $30 million and $33 million, respectively. The tax deficiency relates to a timing issue as to when taxes are paid, therefore only the interest could impact future income. In September 1994, GEORGIA deposited $46 million with the IRS to prevent additional interest charges should GEORGIA's position on this issue not prevail. See Note (I) to the Condensed Financial Statements herein for further discussion of this matter.

    Compliance costs related to the Clean Air Act will reduce earnings if such increased costs cannot be offset. The Clean Air Act is discussed under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in SOUTHERN's 1993 Annual Report on Form 10-K. Also see Note (K) to the Condensed Financial Statements herein for information regarding a list of sites, including a number of sites owned by GEORGIA, compiled by the State of Georgia that may require environmental remediation.

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

FINANCIAL CONDITION

OVERVIEW
The major changes in SOUTHERN's financial condition during the first nine months of 1994 were the addition of approximately $1.0 billion to utility plant, the commercial operation of seven combustion turbine generating units having an aggregate nameplate capacity of approximately 555 megawatts, the sale of a portion of Plant Scherer Unit 4, recognition of the liability associated with the implementation of workforce reduction programs and the sale of SOUTHERN's common stock for $206 million. The funds for gross property additions and other capital requirements were derived primarily from operations, the sale of a portion of Plant Scherer and other security sales. See SOUTHERN's Condensed Statements of Cash Flows for further details. Additionally, SOUTHERN's board of directors declared a two-for-one common stock split in the form of a stock distribution for each share issued and outstanding as of February 7, 1994.

CAPITAL STRUCTURE
One of SOUTHERN's goals is to maintain common equity as a percent of total capitalization, including short-term debt and the current portion of capitalization, within a range of 40 to 45%. This ratio was 45.8% at September 30, 1994, compared to 43.8% at December 31, 1993. The market price of SOUTHERN's common stock at September 30, 1994, was $18.625 per share, compared to a book value of $12.45. This represents a market-to-book value ratio of 150%. The quarterly dividend for the third quarter of 1994 was 29.5 cents per share.

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

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

    Current energy demand forecasts do not require any additional baseload generating facilities until well into the future. However, the construction of combustion turbine peaking units of approximately 1,700 megawatts is planned by 1996, including those that began commercial operation in 1994, to meet the increased peak-hour demands. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants. GEORGIA and OPC have entered into a joint ownership agreement for the latter to assume responsibility for the construction and completion of the Rocky Mountain project. This agreement is described further in Note 4 to the financial statements in Item 8 of SOUTHERN's 1993 Annual Report on Form 10-K.

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

OTHER CAPITAL REQUIREMENTS
In addition to the funds needed for the construction program, approximately $408 million, excluding those funds on deposit with trustees and which are specifically designated for called redemptions, will be required by September 30, 1995, for present sinking fund requirements, redemptions and maturities of long-term debt and preferred stock. Also, the operating subsidiaries plan to continue, to the extent possible, a program to retire high-cost debt and preferred stock and replace these obligations with lower-cost capital.

SOURCES OF FUNDS
In addition to the sale of common stock in the first nine months of 1994, SOUTHERN may require additional equity capital during the remainder of the year. The amounts and timing of additional equity capital to be raised in 1994, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. The operating subsidiaries plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. However, the type and timing of financings will depend on market conditions, maintenance of adequate earnings, and regulatory approval. Additionally, GEORGIA expects to receive approximately $130 million in 1995 from the sale of its remaining ownership interest in Plant Scherer Unit 4. These property sales are discussed further in Note 7 to the financial statements in Item 8 in SOUTHERN's 1993 Annual Report on Form 10-K.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

    To meet short-term cash needs and contingencies, the SOUTHERN system had at September 30, 1994 approximately $117 million of cash and cash equivalents and approximately $1.3 billion of unused credit arrangements with banks.

    At September 30, 1994, the system companies had outstanding $335 million of notes payable and $239 million of commercial paper. The short-term lines of credit may not be utilized in their entirety without additional regulatory approval. Since the construction program with respect to major generating projects has been completed, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

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

                             ALABAMA POWER COMPANY

                             ALABAMA POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

    The condensed financial statements of ALABAMA included herein have been prepared by ALABAMA, without audit, pursuant to the rules and regulations of the SEC. In the opinion of ALABAMA's management, the information regarding ALABAMA furnished herein reflects all adjustments (which, except for the adjustment to revenues and the establishment of a Natural Disaster Reserve in September 1994, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ALABAMA believes that the disclosures regarding ALABAMA are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in ALABAMA's latest annual report on Form 10-K and, with respect to nuclear decommissioning, the March 31, 1994 quarterly report on Form 10-Q.


                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

    The condensed financial statements of ALABAMA included herein have been reviewed by ALABAMA's independent public accountants as set forth in their report included herein as Exhibit 1.

                             ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                          For the Three Months      For the Nine Months     For the Twelve Months
                                                          Ended September 30,       Ended September 30,       Ended September 30,
                                                          --------------------      -------------------     ---------------------
                                                          1994          1993        1994          1993        1994         1993
                                                          ----          ----        ----          ----        ----         ----
OPERATING REVENUES:
Revenues                                                  $803,220   $871,658     $2,168,707   $2,148,694   $2,845,647  $2,770,462
Revenues from affiliates                                    35,707     48,276        116,466      140,388      158,053     173,776
                                                          --------   --------     ----------   ----------   ----------  ----------
Total operating revenues                                   838,927    919,934      2,285,173    2,289,082    3,003,700   2,944,238
                                                          --------   --------     ----------   ----------   ----------  ----------
OPERATING EXPENSES:
Operation--
   Fuel                                                    217,901    286,727        622,770      656,650      843,219     833,081
   Purchased power from non-affiliates                       2,265      5,892         11,900       13,006       14,123      16,704
   Purchased power from affiliates                          26,900     35,698         78,595       90,893      108,032     119,044
   Other                                                   109,231    124,157        333,401      344,894      459,322     467,604
Maintenance                                                 78,716     51,730        198,420      167,749      283,177     245,557
Depreciation and amortization                               72,878     72,558        218,237      217,297      291,251     286,925
Taxes other than income taxes                               45,833     44,296        137,277      134,707      181,567     177,064
Federal and state income taxes                              85,467     93,725        193,518      175,356      225,373     203,931
                                                          --------   --------     ----------   ----------   ----------  ----------
Total operating expenses                                   639,191    714,783      1,794,118    1,800,552    2,406,064   2,349,910
                                                          --------   --------     ----------   ----------   ----------  ----------
OPERATING INCOME                                           199,736    205,151        491,055      488,530      597,636     594,328
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction            579      1,296          1,749        2,435        2,574       2,947
Interest income                                              4,242      8,796         12,500       16,600       16,674      17,318
Other, net                                                  (6,258)    (4,119)       (25,741)      (8,285)     (40,748)    (21,281)
Income taxes applicable to other income                      2,941         10          9,876        1,739       18,376      12,785
                                                          --------   --------     ----------   ----------   ----------  ----------
INCOME BEFORE INTEREST CHARGES                             201,240    211,134        489,439      501,019      594,512     606,097
                                                          --------   --------     ----------   ----------   ----------  ----------
INTEREST CHARGES:
Interest on long-term debt                                  44,544     45,291        133,681      140,723      177,819     186,629
Allowance for debt funds used during construction             (716)      (657)        (2,165)      (2,235)      (2,923)     (2,240)
Interest on interim obligations                              1,868      1,143          4,177        3,512        4,424       4,698
Amortization of debt discount, premium, and expense, net     2,505      2,378          7,400        6,498        9,839       8,126
Other interest charges                                       5,200      5,059         14,945       30,396       20,024      35,311
                                                          --------   --------     ----------   ----------   ----------  ----------
Net interest charges                                        53,401     53,214        158,038      178,894      209,183     232,524
                                                          --------   --------     ----------   ----------   ----------  ----------
NET INCOME                                                 147,839    157,920        331,401      322,125      385,329     373,573
DIVIDENDS ON PREFERRED STOCK                                 6,625      7,102         19,488       22,003       27,044      30,229
                                                          --------   --------     ----------   ----------   ----------  ----------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                         $141,214   $150,818     $  311,913   $  300,122   $  358,285  $  343,344
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

                             ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                             -------------------
                                                                                             1994           1993
                                                                                             ----           ----

OPERATING ACTIVITIES:
Net income                                                                               $ 331,401      $ 322,125
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                            268,500        270,935
  Deferred income taxes, net                                                                 2,377            435
  Allowance for equity funds used during construction                                       (1,749)        (2,435)
  Other, net                                                                                42,708         45,770
Change in certain current assets and liabilities:
  Receivables, net                                                                         (18,679)        (9,968)
  Inventories                                                                               (7,449)        24,799
  Payables                                                                                (116,613)       (34,972)
  Taxes accrued                                                                             50,471         62,270
  Energy cost recovery, retail                                                              (2,478)       (24,842)
  Other                                                                                    (22,105)       (30,505)
                                                                                         ---------      ---------
Net cash provided from operating activities                                                526,384        623,612
                                                                                         ---------      ---------
INVESTING ACTIVITIES:
Gross property additions                                                                  (334,366)      (312,309)
Other                                                                                      (23,359)         3,694
                                                                                         ---------      ---------
Net cash used for investing activities                                                    (357,725)      (308,615)
                                                                                         ---------      ---------
FINANCING ACTIVITIES:
Proceeds:
  Preferred stock                                                                                -         38,000
  First mortgage bonds                                                                           -        760,000
  Other long-term debt                                                                     208,910        174,110
Retirements:
  Preferred stock                                                                                -        (87,000)
  First mortgage bonds                                                                     (20,387)      (666,504)
  Other long-term debt                                                                    (108,653)      (173,002)
Special deposits - redemption funds                                                       (101,650)             -
Interim obligations, net                                                                    81,516       (108,955)
Payment of preferred stock dividends                                                       (18,723)       (23,883)
Payment of common stock dividends                                                         (200,400)      (189,400)
Miscellaneous                                                                               (4,415)       (46,765)
                                                                                         ---------      ---------
Net cash provided from (used for) financing activities                                    (163,802)      (323,399)
                                                                                         ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      4,857         (8,402)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             3,233         13,629
                                                                                         ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $   8,090      $   5,227
                                                                                         =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                   $ 140,343      $ 134,129
  Income taxes                                                                             157,331        134,722


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                         At September 30,
                                                                               1994              At December 31,
                                                                           (Unaudited)                1993
                                                                         ----------------        ---------------
UTILITY PLANT:
Plant in service, at original cost (Note C)                                $9,949,238              $9,757,141
Less accumulated provision for depreciation                                 3,559,940               3,384,156
                                                                           ----------              ----------
                                                                            6,389,298               6,372,985
Nuclear fuel, at amortized cost                                                87,471                  93,551
Construction work in progress                                                 282,859                 225,786
                                                                           ----------              ----------
Total                                                                       6,759,628               6,692,322
                                                                           ----------              ----------

OTHER PROPERTY AND INVESTMENTS                                                106,118                  99,185
                                                                           ----------              ----------

CURRENT ASSETS:
Cash and cash equivalents                                                       8,090                   3,233
Special deposit - redemption funds                                            101,650                       -
Receivables --
  Customer accounts receivable                                                363,541                 312,090
  Other accounts and notes receivable                                          35,843                  48,808
  Affiliated companies                                                         34,716                  40,216
  Accumulated provision for uncollectible accounts                             (2,521)                 (2,632)
Refundable income taxes                                                             -                  11,940
Fossil fuel stock, at average cost                                             93,979                  88,481
Materials and supplies, at average cost                                       178,679                 176,728
Prepayments--
  Income taxes                                                                  9,363                  18,980
  Other                                                                        90,223                  60,227
Vacation pay deferred                                                          22,680                  22,680
                                                                           ----------              ----------
Total                                                                         936,243                 780,751
                                                                           ----------              ----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                      459,807                 469,010
Debt expense and loss, being amortized                                        106,819                 109,698
Uranium enrichment decontamination and decommissioning fund                    45,149                  45,554
Miscellaneous                                                                  53,058                  52,163
                                                                           ----------              ----------
Total                                                                         664,833                 676,425
                                                                           ----------              ----------

TOTAL ASSETS                                                               $8,466,822              $8,248,683
                                                                           ==========              ==========


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES


                                                                                At September 30,
                                                                                      1994               At December 31,
                                                                                  (Unaudited)                 1993
                                                                                ----------------         ---------------
CAPITALIZATION:
Common stock equity --
Common stock, par value $40 per share--authorized 6,000,000
    shares, outstanding 5,608,955 shares                                          $  224,358                $   224,358
Paid-in capital                                                                    1,304,645                  1,304,645
Premium on preferred stock                                                               146                        146
Retained earnings                                                                  1,108,522                    997,199
                                                                                  ----------                -----------
                                                                                   2,637,671                  2,526,348
Preferred stock                                                                      440,400                    440,400
Long-term debt                                                                     2,304,611                  2,362,852
                                                                                  ----------                -----------
Total                                                                              5,382,682                  5,329,600
                                                                                  ----------                -----------

CURRENT LIABILITIES:
Long-term debt due within one year                                                   197,484                     58,998
Notes payable                                                                         25,000                     40,000
Commercial paper                                                                      96,516                          -
Accounts payable--
  Affiliated companies                                                                47,380                     62,507
  Other                                                                              165,084                    272,491
Customer deposits                                                                     32,416                     31,198
Taxes accrued --
  Federal and state income                                                            29,121                     25,730
  Other                                                                               59,682                     14,414
Interest accrued                                                                      50,324                     52,809
Miscellaneous                                                                         76,310                     73,106
                                                                                  ----------                -----------
Total                                                                                779,317                    631,253
                                                                                  ----------                -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                  1,174,859                  1,165,127
Accumulated deferred investment tax credits                                          320,115                    329,909
Prepaid capacity revenues, net                                                       139,805                    143,762
Uranium enrichment decontamination and decommissioning fund                           41,676                     39,644
Deferred credits related to income taxes                                             423,374                    441,240
Miscellaneous                                                                        204,994                    168,148
                                                                                  ----------                -----------
Total                                                                              2,304,823                  2,287,830
                                                                                  ----------                -----------

TOTAL CAPITALIZATION AND LIABILITIES                                              $8,466,822                $ 8,248,683
                                                                                  ==========                ===========


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

ALABAMA's financial performance during the third quarter of 1994 declined, compared to the same period of 1993, due primarily to lower revenues. Net income after dividends on preferred stock was $141.2 million during the third quarter of 1994, compared to $150.8 million in the corresponding period of 1993.

REVENUES
Operating revenues in the third quarter of 1994 decreased from the corresponding period of 1993 due to lower fuel clause revenues, a decrease in wholesale energy sales and mild weather during this more recent period. Also, capacity revenues from non-affiliated wholesale customers decreased $8.4 million. As discussed further in Note (N) to the Condensed Financial Statements herein, ALABAMA in September 1994 recorded an additional $28 million in estimated unbilled revenues due to a new procedure to compute such sales.

    Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

EXPENSES
Fuel expense decreased because of a 12.3% decrease in coal-fired generation and a lower average cost of fuel consumed. Coal-fired generation decreased because it was displaced with lower cost nuclear and hydro generation and because of lower demand. Other operation expenses for the third quarter of 1994 reflect a reduction in ALABAMA's portion of the costs of the system service company's work force reduction program and, in response to updated actuarial estimates, lower accruals for pension costs. Other operation expenses in the third quarter of 1993 included the costs of an automotive fleet reduction program, raising the reserve for uncollectible accounts and recording its portion of environmental remediation costs for a SOUTHERN system research facility which together totaled $11.5 million. The increase in maintenance expense reflects the establishment of a Natural Disaster Reserve as discussed further in Note
(N) to the Condensed Financial Statements herein.

    Taxes other than income taxes increased because of the addition of new facilities. The decrease in income tax expense reflected the change in earnings and the recognition of additional income taxes in the third quarter of 1993 to reflect the retroactive federal income tax rate increase enacted in August 1993.

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

INTEREST CHARGES AND DIVIDENDS ON PREFERRED STOCK
The decreases in interest on long-term debt and dividends on preferred stock reflect ALABAMA's efforts to decrease its capital costs. ALABAMA, in response to the low interest rate levels prevailing during 1992 and 1993, refinanced a significant portion of its long-term debt and preferred stock.

FUTURE EARNINGS POTENTIAL
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from regulatory matters to growth in energy sales.

    Discussed in the Notes to the Condensed Financial Statements herein are certain regulatory and legal proceedings that may impact ALABAMA's future earnings. The issues include a civil suit related to financing agreements and proceedings concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts. Also discussed therein is the establishment of a Natural Disaster Reserve, a new procedure for estimating unbilled sales and a retail rate increase moratorium.

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

FINANCIAL CONDITION

OVERVIEW
The principal changes in ALABAMA's financial condition in the first nine months of 1994 were gross property additions of $334 million to utility plant and the establishment of the Natural Disaster Reserve. The funds for gross property additions were derived from operating activities and an increase in short-term debt. See ALABAMA's Condensed Statements of Cash Flows herein for further details.

    During the first nine months of 1994, ALABAMA refinanced $180 million of pollution control bonds. ALABAMA's common equity as a percent of total capitalization was 49.0% at September 30, 1994, compared to 47.4% at year-end 1993.

LIQUIDITY AND CAPITAL RESOURCES
ALABAMA has committed lines of credit and regulatory approval for short-term borrowings of up to $530 million. At September 30, 1994, ALABAMA had outstanding $97 million of commercial paper and $25 million of notes payable.

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

                             ALABAMA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

   In addition to the funds needed for the capital budget, approximately $197.5 million will be required by September 30, 1995, for debt maturities. This amount includes $101.65 million for pollution control bonds that have been refinanced. The funds for these redemptions are on deposit with the Trustee and are specifically designated for only that purpose.

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

                             ARTHUR ANDERSEN LLP



                                                                       Exhibit 1


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





TO ALABAMA POWER COMPANY:

    We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of September 30, 1994, and the related condensed statements of income for the three-month, nine-month and twelve-month periods ended September 30, 1994 and 1993, and condensed statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


/s/ Arthur Andersen LLP
- -----------------------
Birmingham, Alabama
November 9, 1994

                             GEORGIA POWER COMPANY

                             GEORGIA POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


         The condensed financial statements of GEORGIA included herein have been prepared by GEORGIA, without audit, pursuant to the rules and regulations of the SEC. As more fully discussed in Note (G) to the Condensed Financial Statements herein, an uncertainty exists with respect to the actions of the regulators regarding the recoverability of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project. In the opinion of GEORGIA's management, subject to the effect of such adjustments, if any, as might have been required had the outcome of the uncertainty been known, the information regarding GEORGIA furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in 1994, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although GEORGIA believes that the disclosures regarding GEORGIA are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in GEORGIA's latest annual report on Form 10-K and, with respect to nuclear decommissioning, the March 31, 1994 quarterly report on Form 10-Q.

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

    The condensed financial statements of GEORGIA included herein have been reviewed by GEORGIA's independent public accountants as set forth in their report included herein as Exhibit 1.

                             GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                     For the Three Months        For the Nine Months       For the Twelve Months
                                                     Ended September 30,         Ended September 30,        Ended September 30,
                                                     --------------------        -------------------        -------------------
                                                     1994          1993           1994         1993          1994         1993
                                                     ----          ----           ----         ----          ----         ----
OPERATING REVENUES:
Revenues                                          $1,197,061    $1,363,713      $3,182,709  $3,431,251    $4,140,971    $4,405,033

Revenues from affiliates                              15,576        11,949          52,725      44,398        69,995        62,966
                                                  ----------    ----------      ----------  ----------    ----------    ----------
Total operating revenues                           1,212,637     1,375,662       3,235,434   3,475,649     4,210,966     4,467,999
                                                  ----------    ----------      ----------  ----------    ----------    ----------

OPERATING EXPENSES:
Operation--
   Fuel                                              254,677       286,895         683,931     738,162       897,276       954,306
   Purchased power from non-affiliates                44,165        76,509         148,296     252,629       208,838       351,179
   Purchased power from affiliates                    39,102        57,020         115,620     155,558       154,085       194,219
   Provision for separation benefits                   2,204             -          90,101           -        90,101         5,026
   Other                                             148,796       188,655         470,465     504,370       641,379       664,008
Maintenance                                           58,059        62,895         203,476     202,929       285,068       282,042
Depreciation and amortization                         94,702        93,401         284,146     285,815       377,757       381,779
Amortization of deferred Plant Vogtle expenses,
  net (Note F)                                        22,847        11,982          51,254      21,021        66,517        17,856
Taxes other than income taxes                         49,367        52,682         147,816     147,557       192,930       186,986
Federal and state income taxes                       167,652       189,865         325,586     371,473       406,234       437,268
                                                  ----------    ----------      ----------  ----------    ----------    ----------
Total operating expenses                             881,571     1,019,904       2,520,691   2,679,514     3,320,185     3,474,669
                                                  ----------    ----------      ----------  ----------    ----------    ----------
OPERATING INCOME                                     331,066       355,758         714,743     796,135       890,781       993,330
OTHER INCOME (EXPENSE):
Allowance for equity funds used during
  construction                                         1,538           826           4,450       1,006         6,611         2,546
Interest income                                        1,326         1,587           2,515       4,555         1,765         8,386
Other, net                                            (6,290)      (16,220)         16,950      24,423         8,558         7,803
Income taxes applicable to other income                6,115        10,390          (1,461)     29,603         6,597        46,569
                                                  ----------    ----------      ----------  ----------    ----------    ----------
INCOME BEFORE INTEREST CHARGES                       333,755       352,341         737,197     855,722       914,312     1,058,634
                                                  ----------    ----------      ----------  ----------    ----------    ----------
INTEREST CHARGES:
Interest on long-term debt                            76,279        82,394         236,148     262,571       317,212       358,175
Allowance for debt funds used during construction     (2,882)       (1,940)         (9,216)     (5,813)      (11,674)       (7,484)
Interest on interim obligations                        4,229         3,898          12,647      12,971        15,206        15,557
Amortization of debt discount, premium and
  expense, net                                         3,927         3,726          11,693      10,190        15,528        12,862
Other interest charges                                 6,830         7,187          19,909      43,174        24,125        46,563
                                                  ----------    ----------      ----------  ----------    ----------    ----------
Net interest charges                                  88,383        95,265         271,181     323,093       360,397       425,673
                                                  ----------    ----------      ----------  ----------    ----------    ----------
NET INCOME                                           245,372       257,076         466,016     532,629       553,915       632,961
DIVIDENDS ON PREFERRED STOCK                          12,112        12,399          35,773      38,410        48,038        52,162
                                                  ----------    ----------      ----------  ----------    ----------    ----------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                 $  233,260    $  244,677      $  430,243  $  494,219    $  505,877    $  580,799
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

                             GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                            -------------------
                                                                                            1994           1993
                                                                                            ----           ----

OPERATING ACTIVITIES
Net income                                                                             $  466,016      $  532,629
Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization                                                          360,874         354,494
   Deferred income taxes, net                                                              30,869          74,260
   Allowance for equity funds used during construction                                     (4,450)         (1,006)
   Deferred Plant Vogtle costs                                                             51,254          21,021
   Provision for separation benefits                                                       74,112               -
   Gain on asset sales                                                                    (22,474)        (35,271)
   Other, net                                                                             (45,500)         (6,327)
Changes in current assets and liabilities--
   Receivables, net                                                                        (5,021)        (42,755)
   Inventories                                                                            (39,947)         57,990
   Payables                                                                                 8,076          (1,650)
   Taxes accrued                                                                           11,027         131,607
   Energy cost recovery, retail                                                            36,139         (68,447)
   Other                                                                                   13,071         (19,247)
                                                                                       ----------      ----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                               934,046         997,298
                                                                                       ----------      ----------
INVESTING ACTIVITIES
 Property additions                                                                      (420,025)       (462,961)
Sales of property                                                                         132,644         253,032
Other                                                                                     (63,394)        (50,788)
                                                                                       ----------      ----------
NET CASH USED FOR INVESTING ACTIVITIES                                                   (350,775)       (260,717)
                                                                                       ----------      ----------
FINANCING ACTIVITIES
Proceeds--
   Preferred stock                                                                              -          75,000
   First mortgage bonds                                                                         -       1,135,000
   Pollution control bonds                                                                388,065         145,425
Retirements--
   Preferred stock                                                                              -        (145,000)
   First mortgage bonds                                                                  (133,559)     (1,239,309)
   Pollution control bonds                                                               (391,810)       (145,445)
   Other long-term debt                                                                      (132)           (432)
Interim obligations, net                                                                  (98,952)       (164,877)
Payment of preferred stock dividends                                                      (35,001)        (39,060)
Payment of common stock dividends                                                        (285,800)       (301,300)
Miscellaneous                                                                             (12,121)        (59,405)
                                                                                       ----------      ----------
NET CASH USED FOR FINANCING ACTIVITIES                                                   (569,310)       (739,403)
                                                                                       ----------      ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    13,961          (2,822)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                              5,896          22,114
                                                                                       ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   19,857      $   19,292
                                                                                       ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION--
  Interest (net of amount capitalized)                                                 $  267,367      $  340,407
  Income taxes                                                                            300,417         178,038


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                         At September 30,
                                                                                1994               At December 31,
                                                                           (Unaudited)                  1993
                                                                         ----------------          ---------------
UTILITY PLANT:
Plant in service (Note C)                                                  $13,914,703              $13,743,521
Less accumulated provision for depreciation                                  4,011,588                3,822,344
                                                                           -----------              -----------
                                                                             9,903,115                9,921,177
Nuclear fuel, at amortized cost                                                142,542                  135,742
Construction work in progress                                                  545,611                  584,013
                                                                           -----------              -----------
Total                                                                       10,591,268               10,640,932


OTHER PROPERTY AND INVESTMENTS:
SEGCO, at equity                                                                27,784                   29,201
Nuclear decommissioning trusts (Note C)                                         54,758                   37,937
Miscellaneous                                                                   80,944                   31,941
                                                                           -----------              -----------
Total                                                                          163,486                   99,079
                                                                           -----------              -----------

CURRENT ASSETS:
Cash and cash equivalents                                                       19,857                    5,896
Receivables--
  Customer accounts receivable                                                 491,400                  486,947
  Other accounts and notes receivable                                           91,697                  117,249
  Affiliated companies                                                          14,521                   14,832
  Accumulated provision for uncollectible accounts                              (5,300)                  (4,300)
Fossil fuel stock, at average cost                                             148,696                  111,620
Materials and supplies, at average cost                                        290,422                  287,551
Prepayments                                                                     75,726                   65,269
Vacation pay deferred                                                           40,158                   41,575
                                                                           -----------              -----------
Total                                                                        1,167,177                1,126,639
                                                                           -----------              -----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                       940,449                  992,510
Deferred Plant Vogtle costs (Note F)                                           455,726                  506,980
Debt expense and loss, being amortized                                         182,662                  173,876
Miscellaneous                                                                  244,779                  196,094
                                                                           -----------              -----------
Total                                                                        1,823,616                1,869,460
                                                                           -----------              -----------
TOTAL ASSETS                                                               $13,745,547              $13,736,110
                                                                           ===========              ===========


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                           At September 30,
                                                                               1994               At December 31,
                                                                            (Unaudited)                1993
                                                                           ----------------       ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)-- authorized 15,000,000 shares,
  outstanding 7,761,500 shares                                              $   344,250             $   344,250
Paid-in capital                                                               2,384,348               2,384,348
Premium on preferred stock                                                          413                     413
Retained earnings                                                             1,425,541               1,316,447
                                                                            -----------             -----------
                                                                              4,154,552               4,045,458
Preferred stock                                                                 692,787                 692,787
Long-term debt                                                                3,660,414               4,031,387
                                                                            -----------             -----------
Total                                                                         8,507,753               8,769,632
                                                                            -----------             -----------

CURRENT LIABILITIES:
Long-term debt due within one year                                              252,534                  10,543
Notes payable to banks                                                          240,655                 406,700
Commercial paper                                                                142,620                  75,527
Accounts payable--
  Affiliated companies                                                           44,136                  38,115
  Other                                                                         297,561                 285,929
Customer deposits                                                                46,314                  45,922
Taxes accrued--
  Federal and state income                                                       27,401                  31,639
  Other                                                                         137,120                 121,854
Interest accrued                                                                102,617                 110,497
Miscellaneous                                                                   159,627                 104,587
                                                                            -----------             -----------
Total                                                                         1,450,585               1,231,313
                                                                            -----------             -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                             2,518,711               2,479,720
Accumulated deferred investment tax credits                                     461,716                 478,334
Disallowed Plant Vogtle capacity buyback costs                                   55,610                  63,067
Deferred credits related to income taxes                                        435,609                 452,819
Miscellaneous                                                                   315,563                 261,225
                                                                            -----------             -----------
Total                                                                         3,787,209               3,735,165
                                                                            -----------             -----------

TOTAL CAPITALIZATION AND LIABILITIES                                        $13,745,547             $13,736,110
                                                                            ===========             ===========


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

EARNINGS
GEORGIA's earnings for the third quarter of 1994 declined compared to the corresponding quarter of 1993. Net income after dividends on preferred stock was $233.3 million in the third quarter of 1994 and $244.7 million in the third quarter of 1993. The decline is the result of lower retail revenues primarily due to weather, partially offset by reductions in other operation expenses and lower financing costs.

REVENUES
Total operating revenues decreased compared to the third quarter of 1993 because of the decrease in energy sales to retail and non-affiliated wholesale customers. Excluding fuel clause revenues, which represent the pass-through of fuel expenses and do not affect income, operating revenues for the third quarter of 1994 decreased $96.6 million, compared to the corresponding period of 1993.

    Retail - Retail energy sales for the third quarter of 1994 decreased 6.0%. The summer of 1993 was exceptionally hot, whereas the summer of 1994 was milder than normal. Residential and commercial energy sales decreased 17.2% and 3.0%, respectively, while industrial sales increased 1.4%. Total non-fuel retail revenues decreased $92.2 million.

    Wholesale - Energy sales to non-affiliated wholesale customers for the third quarter of 1994 decreased 37.7%, compared to the corresponding period of 1993. Capacity revenues from non-affiliated utilities outside the service area were down $6.4 million. These capacity revenues decreased as scheduled, coinciding with GEORGIA completing the third sale in a series of four transactions for the sale of Plant Scherer Unit 4 in June 1994. The final transaction for the sale of this unit is scheduled for June 1995 and coincides with scheduled reductions in capacity revenues of approximately $19 million in 1995 and an additional $11 million in 1996. Energy revenues from non-affiliated utilities outside the service area decreased $10.5 million. The energy component of contract sales is priced at approximately the variable production cost and does not materially affect earnings.

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

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

OPERATING EXPENSES
Fuel and Purchased Power - Fuel expense decreased primarily because of lower generation, the displacement of coal-fired generation with lower cost hydro generation and the lower cost of fuel. Purchased power expense for the third quarter of 1994 decreased primarily due to GEORGIA purchasing less energy because of lower demand and scheduled reductions in capacity buyback payments to the co-owners of plants Vogtle and Scherer. See Note (F) to the Condensed Financial Statements herein for information regarding the levelization of capacity buyback expense for Plant Vogtle.

   Other - Other operation expenses were down compared to the third quarter of 1993 due primarily to the recognition in 1993 of a one-time cost of approximately $15 million for an automotive fleet reduction program, environmental remediation costs at various locations of approximately $7 million in the third quarter of 1993, compared to approximately $2 million in 1994, and lower uncollectible accounts and pension expense during 1994. See Note (M) to the Condensed Financial Statements herein for information regarding work force reduction programs instituted in the first quarter of 1994 by GEORGIA and SCS.

   Maintenance expenses decreased because of the timing of scheduled maintenance. The reduction in taxes other than income taxes was related to lower revenues. Income taxes in the third quarter of 1993 were higher because GEORGIA recorded additional income tax expense in 1993 in response to the retroactive federal tax increase enacted in August 1993.

OTHER INCOME
In the third quarter of 1993, GEORGIA recognized a pre-tax loss of approximately $10 million related to the impending shut-down of a coal receipt and delivery facility.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
AFUDC represents the cost of capital charged to utility plant under construction and is included in rate base. The equity portion of AFUDC represents non-cash income. The amount of AFUDC has increased because of GEORGIA's increased investment in the construction of combustion turbine peaking units and, because of the rise in short-term interest rates, an increase in the rate at which AFUDC is computed. Four of these peaking units began commercial operation in 1994 with the other four units scheduled for completion in 1995. Based upon GEORGIA's construction budget, AFUDC is estimated to total $19 million in 1994 and $27 million in 1995.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

INTEREST CHARGES AND DIVIDENDS ON PREFERRED STOCK
Interest charges and preferred stock dividends have declined due to recent refinancing efforts. Also, GEORGIA used the proceeds from the Plant Scherer sales in 1993 and 1994 to redeem high cost securities.

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

    The IRS has notified SOUTHERN that its tax accounting for the sale by GEORGIA of a portion of Plant Vogtle in 1984 was improper. The potential tax deficiency and interest arising from this issue amount to approximately $30 million and $33 million, respectively. The tax deficiency relates to a timing issue as to when taxes are paid, therefore only the interest could impact future income. In September 1994, GEORGIA deposited $46 million with the IRS to prevent additional interest charges should GEORGIA's position on this issue not prevail. See Note (I) to the Condensed Financial Statements herein for further discussion of this matter.

    In compliance with the recently enacted Georgia Hazardous Site Response Act, the State of Georgia was required to compile an inventory of all sites where hazardous wastes, constituents or substances have been disposed or released in quantities deemed reportable by the State. In developing this list, the State of Georgia identified several hundred properties throughout the State, including 24 sites which may require environmental remediation by GEORGIA. If all sites were required to be remediated, GEORGIA could incur expenses of up to $23 million in additional clean-up costs and construction expenditures of up to $100 million. See Note (K) to the Condensed Financial Statements herein for further information on this matter.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS (Continued)

    The addition of new peaking capacity in 1994 and 1995, as well as the Rocky Mountain pumped storage hydroelectric project in 1995, will result in increased operation, maintenance and depreciation expense. GEORGIA is scheduled to sell its remaining ownership interest (16.55%) in Plant Scherer Unit 4 to Florida Power & Light and the Jacksonville Electric Authority in June 1995. This transaction will generate approximately $130 million in cash, including an estimated after-tax gain of approximately $10 million. This transaction coincides with scheduled reductions in capacity revenues from these utilities under wholesale power contracts of approximately $19 million in 1995 and an additional $11 million in 1996.

    During the third quarter of 1994, OPC gave GEORGIA notice, as contractually required, of its intent to decrease its purchases of capacity under a power supply agreement. As a result, GEORGIA's capacity revenues from OPC will decline approximately $7.5 million in 1996 and an additional $15.5 million in 1997.

    OPC and MEAG have filed joint complaints in two separate venues seeking to recover from GEORGIA approximately $16.5 million in alleged overcharges, plus
approximately $6.3 million in interest.   See Note (J) to the Condensed
Financial Statements herein for further discussion of this matter.

    The enactment of the Energy Act will have a profound effect on the future of the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management s Discussion and Analysis in GEORGIA's 1993 Annual Report on Form 10-K.

    The FERC has initiated proceedings concerning the equity returns on wholesale power and transmission contracts. Management does not believe that the final outcome of these proceedings will have a material adverse effect on earnings. See Note (B) to the Condensed Financial Statements herein for further information on this matter.

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

FINANCIAL CONDITION

OVERVIEW
The principal changes in GEORGIA's financial condition during the first nine months of 1994 were additions of $420 million to utility plant, the commercial operation of four 80-megawatt combustion turbine peaking units, the sale of a portion of Plant Scherer Unit 4 and recognition of the liability associated with the implementation of work force reduction programs. The funds needed for gross property additions are currently provided from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

CONSTRUCTION AND OTHER CAPITAL REQUIREMENTS
Estimated construction expenditures for the years 1994 through 1996 are $688 million, $551 million and $489 million, respectively. These estimated expenditures reflect planned but unidentified reductions of $63 million in 1995 and $85 million in 1996 under GEORGIA's business strategy to curtail growth in costs. Additionally, these estimated construction expenditures reflect reductions of $4 million in 1995 and $140 million in 1996 as a result of GEORGIA canceling the construction of eight combustion turbine generating units originally scheduled for completion by 1997.

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

    Cash requirements for long-term debt maturities and redemptions total approximately $253 million for the twelve months ending September 30, 1995. Short-term debt at quarter-end totaled $383 million.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

SOURCES OF FUNDS

GEORGIA expects to meet future capital requirements primarily using funds from operations and, if needed, by the issuance of new debt and equity securities, term loans and short-term borrowings. Cash from operations for the first nine months of 1994 decreased, as compared to the corresponding period in 1993, primarily because of the receipt in 1993 of cash payments from Gulf States as partial settlement of litigation and higher estimated income tax payments in 1994. The $46 million GEORGIA deposited with the IRS to prevent additional interest charges related to the tax accounting for the property sale in 1984 was recorded in Other Property and Investments on the balance sheet.

    GEORGIA must comply with coverage requirements of its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. GEORGIA's ability to satisfy all coverage requirements is such that it could issue new first mortgage bonds and preferred stock to provide sufficient funds for all anticipated requirements.

    To meet short-term cash needs and contingencies, GEORGIA had approximately $473 million of unused credit arrangements with banks at September 30, 1994. Additionally, the completion of the remaining transaction for the sale of Plant Scherer Unit 4 will generate approximately $130 million in 1995.

                             ARTHUR ANDERSEN LLP




                                                                       Exhibit 1


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO GEORGIA POWER COMPANY:

    We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of September 30, 1994, and the related condensed statements of income for the three-month, nine-month and twelve-month periods ended September 30, 1994 and 1993, and the condensed statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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



/s/ Arthur Andersen LLP
- -----------------------
Atlanta, Georgia
November 9, 1994

                               GULF POWER COMPANY

                               GULF POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

    The condensed financial statements of GULF included herein have been prepared by GULF, without audit, pursuant to the rules and regulations of the SEC. In the opinion of GULF's management, the information regarding GULF furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although GULF believes that the disclosures regarding GULF are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in GULF's latest annual report on Form 10-K.

                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                          For the Three Months      For the Nine Months    For the Twelve Months
                                                           Ended September 30,      Ended September 30,    Ended September 30,
                                                           -------------------      -------------------    -------------------
                                                           1994         1993         1994        1993        1994       1993
                                                           ----         ----         ----        ----        ----       ----
OPERATING REVENUES:
Revenues                                                 $157,637     $166,342     $432,530    $424,512    $567,994   $559,491
Revenues from affiliates                                    4,506        9,622       14,470      17,351      20,285     26,829
                                                         --------     --------     --------    --------    --------   --------
Total operating revenues                                  162,143      175,964      447,000     441,863     588,279    586,320
                                                         --------     --------     --------    --------    --------   --------
OPERATING EXPENSES:
Operation--
  Fuel                                                     48,273       60,131      125,377     137,481     158,381    184,548
  Purchased power from non-affiliates                       1,234        2,462        4,933       3,043       6,276      3,363
  Purchased power from affiliates                           6,002        2,788       18,776      19,701      31,348     26,264
  Other                                                    26,488       29,074       90,090      77,894     121,360    104,796
Maintenance                                                 9,469        9,657       37,628      38,891      44,741     51,869
Depreciation and amortization                              14,453       13,863       42,427      41,277      56,459     54,613
Taxes other than income taxes                              11,399       11,125       32,044      29,880      42,368     39,446
Federal and state income taxes                             13,702       14,081       25,491      23,705      34,516     30,498
                                                         --------     --------     --------    --------    --------   --------
Total operating expenses                                  131,020      143,181      376,766     371,872     495,449    495,397
                                                         --------     --------     --------    --------    --------   --------
OPERATING INCOME                                           31,123       32,783       70,234      69,991      92,830     90,923
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction           129           96          401         205         707        212
Interest income                                               346          339        1,109       1,021       1,416      1,647
Other, net                                                   (100)        (231)        (268)       (523)       (981)    (1,911)
Gain on sale of investment securities                           -            -            -       3,820           -      3,820
Income taxes applicable to other income                      (190)         (43)        (447)     (1,584)        215       (648)
                                                         --------     --------     --------    --------    --------   --------
INCOME BEFORE INTEREST CHARGES                             31,308       32,944       71,029      72,930      94,187     94,043
                                                         --------     --------     --------    --------    --------   --------
INTEREST CHARGES:
Interest on long-term debt                                  6,838        8,445       20,586      24,190      27,740     32,028
Allowance for debt funds used during construction            (158)        (228)        (491)       (492)       (453)      (515)
Interest on notes payable                                     443          264        1,101         846       1,125      1,095
Amortization of debt discount, premium and expense, net       456          378        1,360       1,000       1,772      1,292
Other interest charges                                        411          333        3,221       3,113       2,986      3,503
                                                         --------     --------     --------    --------    --------   --------
Net interest charges                                        7,990        9,192       25,777      28,657      33,170     37,403
                                                         --------     --------     --------    --------    --------   --------
NET INCOME                                                 23,318       23,752       45,252      44,273      61,017     56,640
DIVIDENDS ON PREFERRED STOCK                                1,487        1,386        4,418       4,169       5,976      5,585
                                                         --------     --------     --------    --------    --------   --------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                        $ 21,831     $ 22,366     $ 40,834    $ 40,104    $ 55,041   $ 51,055
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

                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                            For the Nine Months
                                                                                            Ended September 30,
                                                                                            -------------------
                                                                                             1994          1993
                                                                                             ----          ----
OPERATING ACTIVITIES:
Net income                                                                                 $ 45,252     $ 44,273
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                              67,292       55,996
  Deferred income taxes, net                                                                 (4,836)       1,271
  Allowance for equity funds used during construction                                          (401)        (205)
  Other, net                                                                                  5,189          221
Changes in certain current assets and liabilities--
  Receivables, net                                                                             (713)       3,387
  Inventories                                                                                (5,267)      14,186
  Payables                                                                                   (6,596)      (3,902)
  Other                                                                                      17,196        9,196
                                                                                           --------     --------
Net Cash Provided From Operating Activities                                                 117,116      124,423
                                                                                           --------     --------
INVESTING ACTIVITIES:
Gross property additions                                                                    (63,344)     (50,041)
Other                                                                                        (3,303)     (14,756)
                                                                                           --------     --------
Net Cash Used For Investing Activities                                                      (66,647)     (64,797)
                                                                                           --------     --------
FINANCING ACTIVITIES:
Proceeds:
  Preferred stock                                                                                 -       20,000
  First mortgage bonds                                                                            -       75,000
  Pollution control bonds                                                                    42,000       45,550
  Other long-term debt                                                                       32,108            -
Retirements:
  Preferred stock subject to mandatory redemption                                            (1,000)      (1,000)
  First mortgage bonds                                                                      (48,856)     (62,092)
  Pollution control bonds                                                                         -      (32,675)
  Other long-term debt                                                                      (19,950)      (7,522)
Special deposits-redemption funds                                                           (42,169)     (20,000)
Notes payable, net                                                                           21,447      (34,000)
Payment of preferred stock dividends                                                         (4,418)      (4,170)
Payment of common stock dividends                                                           (32,900)     (31,300)
Miscellaneous                                                                                (1,381)      (4,935)
                                                                                           --------     --------
Net Cash Used For Financing Activities                                                      (55,119)     (57,144)
                                                                                           --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      (4,650)       2,482
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              5,576        1,204
                                                                                           --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $    926     $  3,686
                                                                                           ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)                                                    $ 20,002     $ 17,623
  Income taxes                                                                               24,595       21,303


The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                         At September 30,
                                                                              1994               At December 31,
                                                                          (Unaudited)                  1993
                                                                         ----------------        ---------------
UTILITY PLANT:
Plant in service, at original cost                                        $1,646,506               $1,611,704
Less accumulated provision for depreciation                                  643,299                  610,542
                                                                          ----------               ----------
                                                                           1,003,207                1,001,162
Construction work in progress                                                 53,233                   34,591
                                                                          ----------               ----------
Total                                                                      1,056,440                1,035,753
                                                                          ----------               ----------

OTHER PROPERTY AND INVESTMENTS                                                 8,174                   13,242
                                                                          ----------               ----------

CURRENT ASSETS:
Cash and cash equivalents                                                        926                    5,576
Special deposits - redemption funds                                           42,169                        -
Receivables--
  Customer accounts receivable                                                62,067                   57,226
  Other accounts and notes receivable                                          2,820                    5,904
  Affiliated companies                                                           329                    1,241
  Accumulated provision for uncollectible accounts                              (579)                    (447)
Fuel stock, at average cost                                                   26,569                   20,652
Materials and supplies, at average cost                                       35,740                   36,390
Current portion of deferred coal contract costs                                2,510                   12,535
Regulatory clauses under recovery                                              6,032                    3,244
Prepayments                                                                    2,323                    2,160
Vacation pay deferred                                                          4,022                    4,022
                                                                          ----------               ----------
Total                                                                        184,928                  148,503
                                                                          ----------               ----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                      30,677                   31,334
Debt expense and loss, being amortized                                        20,868                   21,247
Deferred coal contract costs                                                  41,341                   52,884
Miscellaneous                                                                  5,606                    4,846
                                                                          ----------               ----------
Total                                                                         98,492                  110,311
                                                                          ----------               ----------

TOTAL ASSETS                                                              $1,348,034               $1,307,809
                                                                          ==========               ==========


The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                           At September 30,
                                                                                1994                   At December 31,
                                                                             (Unaudited)                    1993
                                                                           ----------------            ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--authorized
  and outstanding 992,717 shares                                             $   38,060                  $   38,060
Paid-in capital                                                                 218,282                     218,282
Premium on preferred stock                                                           81                          81
Retained earnings                                                               165,656                     157,773
                                                                             ----------                  ----------
                                                                                422,079                     414,196
Preferred stock                                                                  89,602                      89,602
Preferred stock subject to mandatory redemption                                       -                       1,000
Long-term debt                                                                  360,322                     369,259
                                                                             ----------                  ----------
Total                                                                           872,003                     874,057
                                                                             ----------                  ----------

CURRENT LIABILITIES:
Preferred stock due within one year                                               1,000                       1,000
Long-term debt due within one year                                               55,443                      41,552
Notes payable                                                                    27,500                       6,053
Accounts payable--
  Affiliated companies                                                            7,899                      18,560
  Other                                                                          18,570                      20,139
Customer deposits                                                                13,920                      15,082
Taxes accrued--
  Federal and state income                                                       12,903                      10,330
  Other                                                                          16,010                       2,685
Interest accrued                                                                 10,007                       5,420
Regulatory clauses over recovery                                                    420                         840
Vacation pay accrued                                                              4,022                       4,022
Miscellaneous                                                                     5,775                       8,527
                                                                             ----------                  ----------
Total                                                                           173,469                     134,210
                                                                             ----------                  ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                               153,320                     151,743
Deferred credits related to income taxes                                         73,419                      76,876
Accumulated deferred investment tax credits                                      38,983                      40,770
Accumulated provision for property damage                                        11,644                      10,509
Accumulated provision for postretirement benefits                                13,114                      10,749
Miscellaneous                                                                    12,082                       8,895
                                                                             ----------                  ----------
Total                                                                           302,562                     299,542
                                                                             ----------                  ----------

TOTAL CAPITALIZATION AND LIABILITIES                                         $1,348,034                  $1,307,809
                                                                             ==========                  ==========


The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

EARNINGS
GULF's net income after dividends on preferred stock for the third quarter of 1994 was $21.8 million, compared to $22.4 million for the same period of 1993. The decline in earnings was primarily due to lower revenues partially offset by lower operation expenses and capital costs.

REVENUES
Retail energy sales for the third quarter of 1994 decreased 5.6% from the corresponding period of 1993 due primarily to the mild temperatures experienced during the summer of 1994 in contrast to a hotter than normal summer of 1993. Also, energy sales were reduced because GULF's formerly largest industrial customer began operating its co-generation facility in August 1993. Wholesale energy sales to non-affiliates decreased 1.0% with capacity revenues $1.2 million lower, compared to the third quarter of 1993.

EXPENSES
Fuel expenses for the third quarter of 1994 decreased compared to the same period of 1993 due to a 13.6% decrease in generation. Additionally, because GULF renegotiated, bought out or otherwise terminated various coal supply contracts, the average cost of fuel consumed decreased. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generation at each company. Other operation expenses decreased because of the reduction of costs associated with the buyouts and renegotiation of coal supply contracts. The expenses recognized are based, in part, on the amount of fuel consumed at the generating plants. These costs are recoverable through the fuel clause and, thus, have no impact on earnings. Also, other operation expenses decreased due to a reduction in expenses related to employee benefits. Additionally, the third quarter of 1993 included the one-time costs associated with a automobile fleet reduction program. The decrease in income tax expense is attributable to lower earnings.

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

    See Note (B) to the Condensed Financial Statements herein for a discussion of the hearings ordered by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts. Also, see Note (L) to the Condensed Financial Statements herein for a discussion of the settlement of a suit filed against GULF concerning fuel transportation.

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

FINANCIAL CONDITION

OVERVIEW
The major changes in GULF's financial condition during the first nine months of 1994 were gross property additions of $63.3 million and the settlement of litigation related to fuel transportation. The principal sources of funds for these additions and other capital requirements were provided from operations and an increase in notes payable. See the Condensed Statements of Cash Flows for further details.

CAPITAL REQUIREMENTS FOR CONSTRUCTION
GULF's gross property additions, including those amounts related to environmental compliance, are estimated to total approximately $219 million for the three years 1994 through 1996 ($81 million in 1994, $62 million in 1995 and $76 million in 1996). The estimates of property additions for the three-year period include $23 million committed to meeting the requirements of the Clean Air Act, the cost of which is expected to be recovered through the Environmental Cost Recovery clause. Actual construction costs may vary from these estimates because of factors such as the granting of timely and adequate rate increases, changes in environmental regulations, revised load projections, the cost and efficiency of construction labor, equipment, and materials, and the cost of capital.

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

    In addition to the funds required for the construction program, $56.4 million will be required by September 30, 1995, in connection with maturities and redemptions of long-term debt and preferred stock subject to mandatory redemption. This amount includes approximately $42.0 million of pollution control bonds that have been refinanced and will be redeemed December 1, 1994. The funds for these redemptions are on deposit with the Trustee and are designated for that purpose only.

    At September 30, 1994, GULF had $0.9 million of cash and $67.3 million of unused credit arrangements with banks to meet its short-term cash needs. GULF had $27.5 million of short-term bank borrowings outstanding at quarter-end.

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

                           MISSISSIPPI POWER COMPANY

                           MISSISSIPPI POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


    The condensed financial statements of MISSISSIPPI included herein have been prepared by MISSISSIPPI, without audit, pursuant to the rules and regulations of the SEC. In the opinion of MISSISSIPPI's management, the information regarding MISSISSIPPI furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although MISSISSIPPI believes that the disclosures regarding MISSISSIPPI are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in MISSISSIPPI's latest annual report on Form 10-K.

                           MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                          For the Three Months      For the Nine Months   For the Twelve Months
                                                           Ended September 30,      Ended September 30,    Ended September 30,
                                                           -------------------      -------------------    -------------------
                                                           1994          1993         1994       1993        1994       1993
                                                           ----          ----         ----       ----        ----       ----
OPERATING REVENUES:
Revenues                                                 $140,191     $142,115     $380,777    $353,220    $486,922   $452,819
Revenues from affiliates                                    2,149        5,987        7,489      14,198       8,809     15,897
                                                         --------     --------     --------    --------    --------   --------
Total operating revenues                                  142,340      148,102      388,266     367,418     495,731    468,716
                                                         --------     --------     --------    --------    --------   --------

OPERATING EXPENSES:
Operation--
  Fuel                                                     36,756       40,665       81,084      91,652     103,417    109,595
  Purchased power from non-affiliates                         367        1,298        2,152       1,811       2,539      2,101
  Purchased power from affiliates                          10,877       14,197       53,886      41,836      70,069     59,363
  Other                                                    24,705       29,639       71,177      76,186      95,374     99,893
Maintenance                                                 9,913       10,322       35,683      32,629      47,055     43,785
Depreciation and amortization                               8,945        8,844       27,189      26,474      33,814     35,106
Taxes other than income taxes                              10,938       10,018       31,153      27,842      40,456     35,903
Federal and state income taxes                             13,627       10,742       26,929      18,935      30,661     21,950
                                                         --------     --------     --------    --------    --------   --------
Total operating expenses                                  116,128      125,725      329,253     317,365     423,385    407,696
                                                         --------     --------     --------    --------    --------   --------
OPERATING INCOME                                           26,212       22,377       59,013      50,053      72,346     61,020
OTHER INCOME (EXPENSE):
Allowance for equity funds used
  during construction                                         263          201          939         465       1,484        548
Other, net                                                    243        1,068        3,073       3,167       4,395      4,630
Income taxes applicable to other income                        31         (225)        (739)     (1,264)       (633)    (1,606)
                                                         --------     --------     --------    --------    --------   --------
INCOME BEFORE INTEREST CHARGES                             26,749       23,421       62,286      52,421      77,592     64,592
                                                         --------     --------     --------    --------    --------   --------
INTEREST CHARGES:
Interest on long-term debt                                  3,460        5,005       13,586      13,539      17,737     17,681
Allowance for debt funds used during construction            (180)        (260)        (882)       (474)     (1,196)      (646)
Interest on notes payable                                     412          234        1,163         769       1,394        958
Amortization of debt discount, premium and expense, net       372          334        1,101         923       1,439      1,178
Other interest charges                                        103           84          277         653         352        695
                                                         --------     --------     --------    --------    --------   --------
Net interest charges                                        4,167        5,397       15,245      15,410      19,726     19,866
                                                         --------     --------     --------    --------    --------   --------
NET INCOME                                                 22,582       18,024       47,041      37,011      57,866     44,726
DIVIDENDS ON PREFERRED STOCK                                1,225        1,464        3,674       4,175       4,899      5,531
                                                         --------     --------     --------    --------    --------   --------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                        $ 21,357     $ 16,560     $ 43,367    $ 32,836    $ 52,967   $ 39,195
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

                           MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                              For the Nine Months
                                                                                              Ended September 30,
                                                                                              -------------------
                                                                                              1994           1993
                                                                                              ----           ----
OPERATING ACTIVITIES:
Net income                                                                                  $ 47,041      $  37,011
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                               36,449         37,578
  Deferred income taxes, net                                                                    (849)           689
  Allowance for equity funds used during construction                                           (939)          (465)
  Other, net                                                                                    (524)        (1,945)
Change in certain current assets and liabilities--
  Receivables, net                                                                            (8,746)       (12,293)
  Inventories                                                                                 (5,972)        11,712

  Payables                                                                                    (5,920)         5,426
  Taxes accrued                                                                                6,243         (1,382)
  Other                                                                                        4,953          1,114
                                                                                            --------      ---------
Net cash provided from operating activities                                                   71,736         77,445
                                                                                            --------      ---------
INVESTING ACTIVITIES:
Gross property additions                                                                     (81,175)       (87,447)
Other                                                                                        (15,817)       (14,515)
                                                                                            --------      ---------
Net cash used for investing activities                                                       (96,992)      (101,962)
                                                                                            --------      ---------
FINANCING ACTIVITIES:
Proceeds--
  Capital contributions from parent company                                                   25,000         30,000
  Preferred stock                                                                                  -         23,404
  First mortgage bonds                                                                        35,000         70,000
  Pollution control bonds                                                                          -         13,000
  Other long-term debt                                                                        50,309              -
Retirements--
  Preferred stock                                                                                  -        (23,404)
  First mortgage bonds                                                                       (32,371)       (51,300)
  Other long-term debt                                                                        (7,108)        (7,844)
Notes payable, net                                                                           (15,000)        (1,000)
Payment of preferred stock dividends                                                          (3,674)        (4,175)
Payment of common stock dividends                                                            (25,500)       (21,700)
Miscellaneous                                                                                 (1,182)        (5,184)
                                                                                            --------      ---------
Net cash provided (used) from financings                                                      25,474         21,797
                                                                                            --------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          218         (2,720)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 878          7,417
                                                                                            --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  1,096      $   4,697
                                                                                            ========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                      $ 13,574      $  12,426
  Income taxes                                                                                15,177         16,851


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                           MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                          At September 30,
                                                                               1994              At December 31,
                                                                            (Unaudited)               1993
                                                                           -------------         -------------
UTILITY PLANT:
Plant in service, at original cost                                         $1,352,609              $1,238,847
Less accumulated provision for depreciation                                   472,354                 462,725
                                                                           ----------              ----------
Total                                                                         880,255                 776,122
Construction work in progress                                                  58,845                 108,063
                                                                           ----------              ----------
Total                                                                         939,100                 884,185
                                                                           ----------              ----------

OTHER PROPERTY AND INVESTMENTS                                                  6,367                  11,289
                                                                           ----------              ----------

CURRENT ASSETS:
Cash and cash equivalents                                                       1,096                     878
Receivables--
  Customer accounts receivable                                                 39,039                  31,376
  Other accounts and notes receivable                                           6,156                   5,581
  Affiliated companies                                                          7,348                   6,698
  Accumulated provision for uncollectible accounts                               (879)                   (737)
Fuel stock, at average cost                                                    12,967                  11,185
Materials and supplies, at average cost                                        25,335                  21,145
Current portion of deferred fuel charges                                          791                     440
Prepayments                                                                     5,550                   7,843
Vacation pay deferred                                                           4,797                   4,797
                                                                           ----------              ----------
Total                                                                         102,200                  89,206
                                                                           ----------              ----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                       25,196                  25,267
Deferred fuel charges                                                          11,070                  17,520
Debt expense and loss, being amortized                                         11,205                  11,666
Deferred early retirement program costs (Note M)                               14,286                       -
Miscellaneous                                                                  13,340                  10,073
                                                                           ----------              ----------
Total                                                                          75,097                  64,526
                                                                           ----------              ----------

TOTAL ASSETS                                                               $1,122,764              $1,049,206
                                                                           ==========              ==========


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                           MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                         At September 30,
                                                                              1994                   At December 31,
                                                                           (Unaudited)                   1993
                                                                          --------------            --------------
CAPITALIZATION:
Common stock equity--
  Common stock (without par value), authorized 1,130,000 shares,
  outstanding 1,121,000 shares                                             $   37,691                $   37,691
Paid-in capital                                                               179,362                   154,362
Premium on preferred stock                                                        372                       372
Retained earnings                                                             148,104                   129,343
                                                                           ----------                ----------
                                                                              365,529                   321,768
Cumulative preferred stock                                                     74,414                   74,414
Long-term debt                                                                274,019                   250,391
                                                                           ----------                ----------
Total                                                                         713,962                   646,573
                                                                           ----------                ----------

CURRENT LIABILITIES:
Long-term debt due within one year                                             41,077                    19,345
Notes payable                                                                  25,000                    40,000
Accounts payable--
  Affiliated companies                                                          4,229                    10,197
  Other                                                                        32,592                    50,731
Customer deposits                                                               2,714                     2,786
Taxes accrued--
  Federal and state income                                                      8,681                       186
  Other                                                                        24,700                    26,952
Interest accrued                                                                4,598                     4,237
Miscellaneous                                                                  15,259                    14,120
                                                                           ----------                ----------
Total                                                                         158,850                   168,554
                                                                           ----------                ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                             125,754                   123,206
Accumulated deferred investment tax credits                                    31,599                    32,710
Deferred credits related to income taxes                                       46,606                    48,228
Accumulated provision for property damage                                      10,530                    10,538
Miscellaneous                                                                  35,463                    19,397
                                                                           ----------                ----------
Total                                                                         249,952                   234,079
                                                                           ----------                ----------

TOTAL CAPITALIZATION AND LIABILITIES                                       $1,122,764                $1,049,206
                                                                           ==========                ==========

The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                           MISSISSIPPI POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

NET INCOME
MISSISSIPPI's net income after dividends on preferred stock for the third quarter of 1994 was $21.4 million, compared to $16.6 million for the corresponding period of 1993. Net income rose primarily because of lower other operation expenses and capital costs.

REVENUES
Revenues for the third quarter of 1994 decreased, compared to the same period of 1993, because of milder than normal weather during the summer of 1994. Because of lower demand for both MISSISSIPPI and the SOUTHERN system, MISSISSIPPI relied on its most cost efficient generating facilities and had access to lower cost energy from other sources, which translated into lower fuel clause revenues. Despite the milder temperatures during the summer of 1994, contrasted with above average temperatures in the summer of 1993, retail energy sales increased 0.7% and territorial wholesale energy sales increased 0.6%. These increased energy sales reflect an improving economy in coastal Mississippi due in large measure to an increasing number of casinos and ancillary services and the attendant rise in personal income. Energy sales to industrial customers increased 5.9%.

EXPENSES
Fuel and purchased power expense declined in the third quarter of 1994 due to weather effects during the summer months. The cooler temperatures resulted in less purchases of energy and fuel. Fuel expenses also decreased because of the lower average cost of fuel consumed. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generation at each company.

    Other operation expenses decreased due to lower sales, marketing and administrative expenses, reduced billings from the system service company, decreased expenses associated with a fuel supply contract buyout, and, in response to updated actuarial estimates, lower pension and other postretirement benefit costs. Taxes other than income taxes increased because of additions to utility plant. The increase in income tax expense reflects the increase in earnings. The decrease in interest expense was due primarily to refinancings.

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

                           MISSISSIPPI POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS  (Continued)

OTHER INCOME
Included in "Other, net" for the third quarter of 1994 is $1.0 million to fund a program to encourage employee use of electric products and upgrade energy efficiency.

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

    The Mississippi PSC has increased from $10.9 million to $18 million, the maximum amount MISSISSIPPI may accumulate in its Property Damage Reserve. The monthly accrual for this reserve did not change.

    MISSISSIPPI initiated an early retirement incentive program in April 1994. The costs associated with this program, as well as MISSISSIPPI's pro rata share of a similar program at SCS, have been deferred. For further information on these programs and the accounting treatment, see Note (M) to the Condensed Financial Statements herein.

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

FINANCIAL CONDITION

OVERVIEW
During the first nine months of 1994, gross property additions were $81.2 million. The funds for these additions and other capital requirements, including refundings, were derived primarily from internal sources, the sale of $35 million of first mortgage bonds, the issuance of $50 million of long-term notes

                           MISSISSIPPI POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

payable and the receipt of $25 million in capital contributions from SOUTHERN. See the Condensed Statements of Cash Flows for further details.

    At September 30, 1994, cash totaled approximately $1.1 million and MISSISSIPPI had $96.5 million of unused credit arrangements with banks to meet short-term cash needs. MISSISSIPPI had $25 million of notes payable outstanding at quarter-end. It is MISSISSIPPI's strategy to maintain a permanent layer of short-term debt, approximately $40 million through the end of 1994, consistent with its overall risk capital strategy.

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

    In addition to the funds required for the construction program, approximately $41.1 million will be required by September 30, 1995, for maturities of long-term debt. It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations, the sale of additional first mortgage bonds, pollution control bonds and preferred stock and the receipt of additional capital contributions from SOUTHERN. MISSISSIPPI is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. MISSISSIPPI's coverage ratios are sufficiently high to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which MISSISSIPPI will be able to issue in the future will depend upon market conditions and other factors prevailing at that time.

ENVIRONMENTAL MATTERS
Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will have a significant impact on the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in MISSISSIPPI's 1993 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time pending the development MISSISSIPPI's management believes that the ECO Plan will provide for retail recovery of the Clean Air Act costs.

    MISSISSIPPI must comply with environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, MISSISSIPPI could incur costs to clean up properties currently or previously owned. Upon identifying potential sites

                           MISSISSIPPI POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION  (Continued)

MISSISSIPPI conducts studies, when possible, to determine the extent of any required clean-up costs. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. A currently owned site where manufactured gas plant operations were located is under investigation for potential remediation, but no prediction can presently be made regarding the extent, if any, of contamination or possible cleanup. If this site were required to be remediated, industry studies show MISSISSIPPI could incur clean-up costs of from $1.5 million to $10 million before giving consideration of possible recovery of clean-up costs from other parties.

                               SAVANNAH ELECTRIC
                                      AND
                                 POWER COMPANY

                      SAVANNAH ELECTRIC AND POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


    The condensed financial statements of SAVANNAH included herein have been prepared by SAVANNAH, without audit, pursuant to the rules and regulations of the SEC. In the opinion of SAVANNAH's management, the information regarding SAVANNAH furnished herein reflects all adjustments (which, except for the provision for separation benefits, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1994 and 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although SAVANNAH believes that the disclosures regarding SAVANNAH are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in SAVANNAH's latest annual report on Form 10-K.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                        For the Three Months       For the Nine Months     For the Twelve Months
                                                         Ended September 30,       Ended September 30,      Ended September 30,
                                                         -------------------       -------------------      -------------------
                                                           1994       1993          1994         1993        1994          1993
                                                           ----       ----          ----         ----        ----          ----
OPERATING REVENUES:
Revenues                                                 $61,264    $72,901        $162,761   $168,005     $210,764      $209,513
Revenues from affiliates                                   2,410      1,519           4,007      2,163        4,278         2,719
                                                         -------    -------        --------   --------     --------      --------
Total operating revenues                                  63,674     74,420         166,768    170,168      215,042       212,232
                                                         -------    -------        --------   --------     --------      --------

OPERATING EXPENSES:
Operation--
  Fuel                                                     7,220     15,195          16,545     23,878       17,643        24,801
  Purchased power from non-affiliates                        134        446           1,577        651        1,719           759
  Purchased power from affiliates                         14,182     13,197          43,063     39,007       60,330        53,293
  Provision for separation benefits                         (186)     4,100             365      4,100          720         4,100
  Other                                                   10,854     10,242          30,116     29,534       41,737        39,623
Maintenance                                                3,530      3,563           9,161      9,872       12,804        14,336
Depreciation and amortization                              4,616      4,226          13,238     12,383       17,323        16,597
Taxes other than income taxes                              3,096      2,924           8,363      8,034       11,465        10,791
Federal and state income taxes                             6,733      7,201          14,160     13,959       15,638        14,976
                                                         -------    -------        --------   --------     --------      --------
Total operating expenses                                  50,179     61,094         136,588    141,418      179,379       179,276
                                                         -------    -------        --------   --------     --------      --------
OPERATING INCOME                                          13,495     13,326          30,180     28,750       35,663        32,956
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction          119        326             796        547        1,206           584
Other, net                                                  (214)      (139)           (711)      (616)      (1,726)       (1,223)
Income taxes applicable to other income                       85         62             277        242        1,152           785
                                                         -------    -------        --------   --------     --------      --------
INCOME BEFORE INTEREST CHARGES                            13,485     13,575          30,542     28,923       36,295        33,102
                                                         -------    -------        --------   --------     --------      --------
INTEREST CHARGES:
Interest on long-term debt                                 3,139      2,926           9,425      7,593       12,528         9,993
Allowance for debt funds used during construction            (99)      (238)           (974)      (399)      (1,274)         (439)
Amortization of debt discount, premium and expense, net      137        138             412        396          551           529
Other interest charges                                       180         60             440        464          556           577
                                                         -------    -------        --------   --------     --------      --------
Net interest charges                                       3,357      2,886           9,303      8,054       12,361        10,660
                                                         -------    -------        --------   --------     --------      --------
NET INCOME                                                10,128     10,689          21,239     20,869       23,934        22,442
DIVIDENDS ON PREFERRED STOCK                                 581        475           1,743      1,425        2,424         1,900
                                                         -------    -------        --------   --------     --------      --------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                        $ 9,547    $10,214        $ 19,496   $ 19,444     $ 21,510      $ 20,542
                                                         =======    =======        ========   ========     ========      ========

( )  Denotes red figure.


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                             -------------------
                                                                                              1994         1993
                                                                                              ----         ----
OPERATING ACTIVITIES:
Net income                                                                                  $ 21,239     $ 20,869
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                               14,372       13,490
  Deferred taxes, net                                                                          1,577        1,318
  Allowance for equity funds used during construction                                           (796)        (547)
  Other, net                                                                                     932          707
Changes in certain current assets and liabilities--
  Receivables, net                                                                             9,900      (10,102)
  Inventories                                                                                    942         (202)
  Payables                                                                                   (19,522)       3,742
  Taxes accrued                                                                                6,204        4,998
  Other                                                                                       (2,026)       2,135
                                                                                            --------     --------
Net Cash Provided From Operating Activities                                                   32,822       36,408
                                                                                            --------     --------

INVESTING ACTIVITIES:
Gross property additions                                                                     (24,033)     (44,576)
Other                                                                                         (1,525)        (152)
                                                                                            --------     --------
Net Cash Used For Investing Activities                                                       (25,558)     (44,728)
                                                                                            --------     --------

FINANCING ACTIVITIES:
Proceeds:
  First mortgage bonds                                                                             -       45,000
  Pollution control bonds                                                                          -        4,085
  Other long-term debt                                                                         8,500       10,000
Retirements:
  First mortgage bonds                                                                        (5,065)           -
  Pollution control bonds                                                                          -       (4,085)
  Other long-term debt                                                                          (628)     (10,619)
Notes payable, net                                                                             3,000       (7,500)
Payment of preferred stock dividends                                                          (1,548)      (1,425)
Payment of common stock dividends                                                            (12,300)     (15,500)
Miscellaneous                                                                                    (74)        (778)
                                                                                            --------     --------
Cash Provided From (Used For) Financing Activities                                            (8,115)      19,178
                                                                                            --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         (851)      10,858
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               3,915        1,788
                                                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  3,064     $ 12,646
                                                                                            ========     ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for--
  Interest (net of amount capitalized)                                                      $ 10,298     $  8,329
  Income taxes                                                                                 8,543        8,025


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                           At September 30,
                                                                                1994           At December 31,
                                                                             (Unaudited)             1993
                                                                           ----------------    ---------------
UTILITY PLANT:
Plant in service, at original cost                                           $683,567               $622,521
Less accumulated provision for depreciation                                   263,660                251,565
                                                                             --------               --------
                                                                              419,907                370,956
Construction work in progress                                                  10,766                 49,797
                                                                             --------               --------
Total                                                                         430,673                420,753
                                                                             --------               --------

OTHER PROPERTY AND INVESTMENTS                                                  1,791                  1,793
                                                                             --------               --------

CURRENT ASSETS:
Cash and cash equivalents                                                       3,064                  3,915
Receivables--
  Customer accounts receivable                                                 22,456                 18,551
  Other accounts and notes receivable                                             462                    790
  Affiliated companies                                                            203                 12,924
  Accumulated provision for uncollectible accounts                               (807)                  (762)
  Fuel cost under recovery                                                      6,482                  7,112
Fuel stock, at average cost                                                     7,828                  8,419
Materials and supplies, at average cost                                         9,007                  9,358
Prepayments                                                                     6,510                  4,849
                                                                             --------               --------
Total                                                                          55,205                 65,156
                                                                             --------               --------

DEFERRED CHARGES:
Premium on reacquired debt, being amortized                                     3,419                  3,792
Deferred charges related to income taxes                                       23,730                 24,890
Miscellaneous                                                                  11,485                 10,803
                                                                             --------               --------
Total                                                                          38,634                 39,485
                                                                             --------               --------

TOTAL ASSETS                                                                 $526,303               $527,187
                                                                             ========               ========


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES


                                                                           At September 30,
                                                                                1994            At December 31,
                                                                             (Unaudited)             1993
                                                                           ----------------     ---------------
CAPITALIZATION:
Common stock equity--
Common stock ($5 par value)-- authorized 16,000,000 shares;
  outstanding 10,844,635 shares                                               $ 54,223              $ 54,223
  Paid-in capital                                                                8,688                 8,688
  Additional minimum liability for under-funded pension obligations             (2,121)               (2,121)
  Retained earnings                                                            100,592                93,479
                                                                              --------              --------
                                                                               161,382               154,269
Preferred stock                                                                 35,000                35,000
Long-term debt                                                                 156,583               151,338
                                                                              --------              --------
Total                                                                          352,965               340,607
                                                                              --------              --------

CURRENT LIABILITIES:
Long-term debt due within one year                                               2,099                 4,499
Notes payable                                                                    6,000                 3,000
Accounts payable--
  Affiliated companies                                                           4,896                 6,041
  Other                                                                          3,872                24,401
Customer deposits                                                                4,721                 4,714
Taxes accrued--
  Federal and state income                                                       4,104                   342
  Other                                                                          3,629                 1,187
Interest accrued                                                                 5,157                 6,730
Vacation pay accrued                                                             1,685                 1,638
Work force reduction costs accrued                                               3,891                 3,926
Miscellaneous                                                                    3,271                 4,777
                                                                              --------              --------
Total                                                                           43,325                61,255
                                                                              --------              --------

DEFERRED CREDITS:
Accumulated deferred income taxes                                               69,599                66,947
Accumulated deferred investment tax credits                                     14,803                15,301
Deferred credits related to income taxes                                        25,363                26,173
Deferred compensation plans                                                      6,636                 6,117
Deferred under-funded accrued benefit obligation                                 5,870                 5,855
Miscellaneous                                                                    7,742                 4,932
                                                                              --------              --------
Total                                                                          130,013               125,325
                                                                              --------              --------

TOTAL CAPITALIZATION AND LIABILITIES                                          $526,303              $527,187
                                                                              ========              ========


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

EARNINGS
SAVANNAH's net income after dividends on preferred stock for the third quarter of 1994 decreased to $9.5 million, compared to $10.2 million in the corresponding period of 1993. The decrease in net income was primarily due to lower revenues and an increase in other operation expense and higher depreciation charges.

REVENUES
Revenues for the third quarter of 1994 decreased, compared to the corresponding period in 1993, because total energy sales dropped 8.2%. Energy sales to retail customers decreased 7.6% due to weather influences. The summer of 1993 was exceptionally hot, compared to the generally typical temperatures this past summer. Wholesale energy sales to non-affiliated companies decreased, however, only the capacity revenues of such sales have any measurable effect on earnings. Capacity revenues fell $140,000.

EXPENSES
Fuel expenses during the third quarter of 1994 decreased, compared to those recorded in the third quarter of 1993, because of a 44.0% drop in generation, reflecting lower demand and greater use of energy from affiliates, and less generation from more expensive oil- and gas-fired generating units. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings. Other operation expenses increased because, in response to updated actuarial estimates reflecting SAVANNAH's work force reductions program (see Note (M) to the Condensed Financial Statements herein), SAVANNAH recognized additional pension and other postretirement benefit costs and SAVANNAH also recorded higher damage claims. Depreciation and amortization increased because of additions to utility plant, principally two combustion turbine peaking units.

    The increases in interest on long-term debt and dividends on preferred stock reflect the sale by SAVANNAH in 1993 of $45 million of first mortgage bonds and $35 million of preferred stock.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION
AFUDC represents the cost of capital charged to utility plant under construction and is included in rate base. The equity portion of AFUDC represents non-cash income. In addition, when facilities are completed and included in rate base, previously capitalized amounts increase cash flow because revenues are higher as a result of the increased rate base and additional depreciation expense. The amount of AFUDC recorded has fallen because the largest component of SAVANNAH's construction program, two 80-megawatt combustion turbine peaking units, were placed in service in April and May 1994.

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

FINANCIAL CONDITION

OVERVIEW
During the first nine months of 1994, SAVANNAH made gross property additions to utility plant of $24.0 million. The funds for these additions and other capital requirements came from an increase in short-term and long-term debt and from operating activities, principally from earnings and noncash charges to income such as depreciation. See the Condensed Statements of Cash Flows for further details.

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

SOURCES OF CAPITAL
At September 30, 1994, SAVANNAH had $3.1 million in cash and cash equivalents and $26 million of unused credit arrangements with banks to meet its short-term cash needs. SAVANNAH had $6 million of short-term debt outstanding at quarter-end. SAVANNAH has received the authority from the SEC to have outstanding at any one time an amount of up to $70 million in short-term borrowings.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                 REGISTRANT                                     APPLICABLE NOTES

                 SOUTHERN                           A, B, C, D, E, F, G, H, I, J, K, L, M, N

                 ALABAMA                                        B, C, D, E, M, N

                 GEORGIA                                  B, C, D, F, G, H, I, J, K, M

                 GULF                                                B, L, M

                 MISSISSIPPI                                          B, M

                 SAVANNAH                                               M

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

(B) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA, GEORGIA, GULF and MISSISSIPPI in Item 8 of the SOUTHERN system's combined 1993 Annual Report on Form 10-K for information concerning a proceeding initiated by the FERC regarding the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The refund period under that proceeding ended in October 1992. In August 1994, the FERC instituted a second such proceeding involving substantially the same issues. A new period for potential refunds commenced under this proceeding in October 1994, and will continue until January 1996, unless the proceeding is terminated prior to such time.

(C) For information regarding the expected costs of decommissioning nuclear facilities reference is made to Note (C) to the Condensed Financial Statements in the SOUTHERN system's combined Quarterly Report on Form 10-Q for March 31, 1994.

(D) For information regarding nuclear insurance reference is made to Notes 13, 11 and 4 to the financial statements of SOUTHERN, ALABAMA and GEORGIA, respectively, in Item 8 in the SOUTHERN system's combined 1993 Annual Report on Form 10-K and Note (D) to the Condensed Financial Statements in the SOUTHERN system's combined Quarterly Report on Form 10-Q for March 31, 1994. During the second quarter of 1994, the by-laws of Nuclear Mutual Limited were amended whereby a member cannot receive a refund in the event insurance coverage is terminated.

(E) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the SOUTHERN system's combined 1993 Annual Report on Form 10-K for information with respect to a civil complaint filed regarding ALABAMA's financing of heat pumps and other merchandise.

(F) Pursuant to orders from the Georgia PSC, GEORGIA deferred financing and depreciation costs under phase-in plans for Plant Vogtle units 1 and 2 until the allowed investment was fully reflected in rates as of October 1991. In addition, the Georgia PSC issued two separate accounting orders that required GEORGIA to defer substantially all operating and financing costs related to both units until rate orders addressed these costs. The Georgia PSC orders provide for recovery of deferred costs within 10 years. The Georgia PSC also ordered GEORGIA to levelize declining capacity buyback expense from the co-owners of the plant over a six-year period beginning October 1991. The unamortized balance of these deferred costs at September 30, 1994, was $456 million.

(G) Reference is made to Note 4 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the SOUTHERN system's combined 1993 Annual Report on Form 10-K for information concerning the uncertainty related to the actions of regulatory authorities with respect to the recovery of costs of the Rocky Mountain pumped storage hydroelectric project. With respect to the possible sale of GEORGIA's remaining interest in the Rocky Mountain project, as disclosed in the 1993 Form 10-K, such preliminary discussions have ceased and GEORGIA currently plans to retain its interest in the project. The ultimate outcome of this matter cannot be determined at this time.

(H) In October 1993, a Superior Court of Fulton County, Georgia, judge ruled that rate riders previously approved by the Georgia PSC for recovery of GEORGIA's costs incurred in connection with demand-side conservation programs were unlawful. The judge held that the Georgia PSC lacked statutory authority to approve such rate riders except through general rate case proceedings and that those procedures had not been followed. GEORGIA suspended collection of the demand-side conservation costs and appealed to the Georgia Court of Appeals, which reversed the court's decision as described below. In December 1993, the Georgia PSC approved GEORGIA's request for an accounting order allowing GEORGIA to defer all current unrecovered and future costs related to these programs until the legal issues are resolved or until the next general rate case proceeding. An association of industrial customers has filed a petition for review of such accounting order in the Superior Court of Fulton County, Georgia. GEORGIA's costs related to these conservation programs through September 1994 were $104 million of which $15 million has been collected and the remainder deferred. The estimated costs are $11 million for the remainder of 1994 and $43 million in 1995.

        In July 1994, the Georgia Court of Appeals, reversing the superior court decision discussed above, ruled that the Georgia PSC could lawfully provide for recovery of demand-side conservation program costs through rate riders. The opposing parties have filed appeals to the Georgia Supreme Court. GEORGIA is continuing to defer program costs pending final resolution of this matter.

        The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's Condensed Financial Statements.

(I) In June 1994, a tax deficiency notice was received from the IRS for the years 1984 through 1987 in regards to the tax accounting by GEORGIA for a 1984 property transaction. The potential tax deficiency arising from this issue would amount to approximately $30 million of tax plus an additional $33 million of interest. The tax deficiency relates to a timing issue as to when taxes are paid, therefore only the interest portion could impact future income. Management believes that the IRS position is incorrect and has filed a petition with the United States Tax Court to appeal the IRS position. In September 1994, GEORGIA deposited $46 million with the IRS to prevent additional interest charges should GEORGIA's position on this issue not prevail. The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's Condensed Financial Statements.

(J) In July 1994, OPC and MEAG filed a joint complaint with the FERC seeking to recover from GEORGIA an aggregate of approximately $16.5 million in alleged partial requirements rates overcharges, plus approximately $6.3 million in interest. OPC and MEAG claimed that GEORGIA improperly reflected in such rates costs associated with capacity that had previously been sold to Gulf States pursuant to a unit power sales contract or, alternatively, that they should be allocated a portion of the proceeds received by GEORGIA as the result of a settlement with Gulf States of litigation arising out of such contract. (For information concerning the Gulf States settlement, see Note 8 and Note 3, respectively, to the financial statements of SOUTHERN and GEORGIA in Item 8 of the SOUTHERN system's combined 1993 Annual Report on Form 10-K.) GEORGIA's response sought dismissal of the complaint by FERC, which dismissal was ordered on November 9, 1994. In August 1994, OPC and MEAG also filed a complaint in the Superior Court of Fulton County, Georgia, urging substantially the same claims and asking the court to hear the matter in the event the FERC declines jurisdiction. Such court proceeding was subsequently stayed pending resolution of the FERC filing. While the outcome of this matter cannot be determined, in management's opinion it will not have a material adverse effect on SOUTHERN's or GEORGIA's financial condition.

(K) In compliance with the recently enacted Georgia Hazardous Site Response Act, the State of Georgia was required to compile an inventory of all known or suspected sites where hazardous wastes, constituents or substances have been disposed of or released in quantities deemed reportable by the State. In developing this list, the State of Georgia identified several hundred properties throughout the State, including 24 sites which may require environmental remediation by GEORGIA. The majority of these sites are electrical power substations and power generation facilities. GEORGIA has recognized $4 million in expenses for the anticipated clean-up cost for two sites that GEORGIA plans to remediate. GEORGIA will conduct studies at each of the remaining sites to determine the extent of remediation and associated clean-up costs, if any, that may be required. GEORGIA has recognized $3 million in expenses for the anticipated cost of completing such studies. Any cost of remediating the remaining sites cannot presently be determined until such studies are completed for each site, and the State of Georgia determines whether remediation is required. If all sites were required to be remediated, GEORGIA could incur expenses of up to $23 million in additional clean-up costs, and construction expenditures of up to $100 million to develop new waste management facilities or install additional pollution control devices. The final outcome of this matter cannot now be determined; however, in management's opinion the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's Condensed Financial Statements.

(L) In August 1993, a complaint against GULF and SCS was filed in federal district court in Ohio by two companies with which GULF had contracted for the transportation by barge of certain of GULF's coal supplies. The complaint alleged breach of the contract by GULF and sought damages estimated by the plaintiffs to be in excess of $85 million. In August 1994, such complaint was dismissed with prejudice by the court in connection with the execution by the parties of a mutually acceptable amendment to the transportation agreement, and this matter is now concluded.

(M) During 1994, GEORGIA and SCS, the system service company, instituted work force reduction programs. The costs related to these programs amounted to approximately $82.1 million for GEORGIA and $17.0 million for SCS. The costs of the SCS work force reduction program were apportioned among the various entities that together form the Southern electric system. MISSISSIPPI instituted an early retirement incentive program in April 1994 and deferred the related costs of approximately $12.9 million.
     MISSISSIPPI has received authority from the Mississippi PSC to defer these costs, as well as its portion of the costs of a similar SCS program, and to amortize over a period not to exceed 60 months, beginning no later than January 1995. Additionally, SAVANNAH instituted a work force reduction program in late 1993 and incurred related charges of approximately $4.5 million.

(N) In September 1994, in response to a request by ALABAMA, the Alabama PSC issued an order allowing ALABAMA to establish a Natural Disaster Reserve in an amount not to exceed $32 million. Additionally, the order permits ALABAMA to change the estimating procedure for unbilled kilowatt-hours and associated revenues. This change in estimate resulted in an increase in unbilled revenues of approximately $28 million which offset the initial accrual for the Natural Disaster Reserve for the same amount. ALABAMA will accrue an additional $250,000 monthly until the reserve maximum is attained. ALABAMA further requested and was so ordered to forego any increase under Rate RSE (see Note 3 to the financial statements in Item 8 of ALABAMA's 1993 Annual Report on Form 10-K) through the July 1995 test.

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

Item 4.            Submission of Matters to a Vote of Security Holders.

                   ALABAMA

                   ALABAMA held a special meeting of stockholders on September 21, 1994, and the following proposals were voted upon:

              (1) A proposal to increase on a permanent basis the permissible amount of securities representing unsecured short-term debt from the existing 10% charter limitation to a 20% restriction on all securities representing unsecured debt was approved. The vote tabulation was as follows:

                   CLASS OF STOCK                      FOR         AGAINST      ABSTAINED
                   --------------                      ---         -------      ---------
                   Common Stock                     5,608,955            -              -
                   Preferred Stock and
                   Class A Preferred Stock*         3,080,536      234,506        162,119

              (2) Because of the passage of the above proposal, a proposal to increase until October 1, 2004, the permissible amount of securities representing short-term debt from 10% charter limitation to a 20% restriction was rendered moot.

                   *For the purpose of tallying shares pursuant to ALABAMA s Charter, each share of Preferred Stock and Class A Preferred Stock had one vote per $100 stated value.

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

                   Exhibit 27 - Financial Data Schedules
                   (a)      SOUTHERN
                   (b)      ALABAMA
                   (c)      GEORGIA
                   (d)      GULF
                   (e)      MISSISSIPPI
                   (f)      SAVANNAH

   (b)             Reports on Form 8-K.

                   There were no Reports on Form 8-K filed during the third quarter of 1994.

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

             THE SOUTHERN COMPANY

    By        Edward L. Addison
              Chairman
              (Principal Executive Officer)

    By       W. L. Westbrook
             Financial Vice President
             (Principal Financial and Accounting Officer)

    By     /s/ Wayne Boston
           --------------------------------
           (Wayne Boston, Attorney-in-fact)

                                             Date:  November 10, 1994
- --------------------------------------------------------------------------------
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

             ALABAMA POWER COMPANY

    By       Elmer B. Harris
             President and Chief Executive Officer

    By       William B. Hutchins, III
             Executive Vice President and Chief Financial Officer
             (Principal Financial Officer)

    By       /s/ Wayne Boston
             --------------------------------
             (Wayne Boston, Attorney-in-fact)

                                             Date:  November 10, 1994

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

             GEORGIA POWER COMPANY

    By       H. Allen Franklin
             President and Chief Executive Officer
             (Principal Executive Officer)

    By       Warren Y. Jobe
             Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

    By       /s/ Wayne Boston
             ---------------------------------
              (Wayne Boston, Attorney-in-fact)


                                             Date:  November 10, 1994
- --------------------------------------------------------------------------------
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

             GULF POWER COMPANY

    By       Travis J. Bowden
             President and Chief Executive Officer

    By       A. E. Scarbrough
             Vice President - Finance
             (Principal Financial and Accounting Officer)

    By       /s/ Wayne Boston
             ---------------------------------
              (Wayne Boston, Attorney-in-fact)


                                             Date:  November 10, 1994

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

             MISSISSIPPI POWER COMPANY

    By       David M. Ratcliffe
             President and Chief Executive Officer

    By       Thomas A. Fanning
             Vice President and Chief Financial Officer
             (Principal Financial and Accounting Officer)

    By     /s/ Wayne Boston
           --------------------------------
            (Wayne Boston, Attorney-in-fact)


                                        Date:  November 10, 1994

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

             SAVANNAH ELECTRIC AND POWER COMPANY

    By       Arthur M. Gignilliat, Jr.
             President

    By       Kirby R. Willis
             Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

    By       /s/ Wayne Boston
             --------------------------------
              (Wayne Boston, Attorney-in-fact)

                                        Date:  November 10, 1994