Form 10-Q
period 1995-03-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1995-05-15
CIK 92122, 3153, 41091, 44545, 66904, 86940

SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549
                                         -------------------------

                                                FORM 10-Q
                          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the Quarter Ended March 31, 1995
                                                      OR
                        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934
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


                                                       Description of                        Shares Outstanding
Registrant                                             Common Stock                            at April 30, 1995

The Southern Company                                   Par Value $5 Per Share                    665,468,159
Alabama Power Company                                  Par Value $40 Per Share                     5,608,955
Georgia Power Company                                  No Par Value                                7,761,500
Gulf Power Company                                     No Par Value                                  992,717
Mississippi Power Company                              Without Par Value                           1,121,000
Savannah Electric and Power Company                    Par Value $5 Per Share                     10,844,635

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


                                            Table of Contents
PART I
                                                                                                                   Page
Definitions
                                                                                                                     4
The Southern Company and Subsidiary Companies
     Management's Opinion as to Fair Statement of Results                                                            6
     Condensed Statements of Income                                                                                  7
     Condensed Statements of Cash Flows                                                                              8
     Condensed Balance Sheets                                                                                        9
     Management's Discussion and Analysis of Results of Operations and Financial Condition                           11

Alabama Power Company
     Management's Opinion as to Fair Statement of Results                                                            17
     Review by Independent Public Accountants                                                                        17
     Condensed Statements of Income                                                                                  18
     Condensed Statements of Cash Flows                                                                              19
     Condensed Balance Sheets                                                                                        20
     Management's Discussion and Analysis of Results of Operations and Financial Condition                           22
     Exhibit 1 - Report of Independent Public Accountants                                                            26

Georgia Power Company
     Management's Opinion as to Fair Statement of Results                                                            28
     Review by Independent Public Accountants                                                                        28
     Condensed Statements of Income                                                                                  29
     Condensed Statements of Cash Flows                                                                              30
     Condensed Balance Sheets                                                                                        31
     Management's Discussion and Analysis of Results of Operations and Financial Condition                           33
     Exhibit 1 - Report of Independent Public Accountants                                                            38

Gulf Power Company
     Management's Opinion as to Fair Statement of Results                                                            40
     Condensed Statements of Income                                                                                  41
     Condensed Statements of Cash Flows                                                                              42
     Condensed Balance Sheets                                                                                        43
     Management's Discussion and Analysis of Results of Operations and Financial Condition                           45

Mississippi Power Company
     Management's Opinion as to Fair Statement of Results                                                            50
     Condensed Statements of Income                                                                                  51
     Condensed Statements of Cash Flows                                                                              52
     Condensed Balance Sheets                                                                                        53
     Management's Discussion and Analysis of Results of Operations and Financial Condition                           55

Savannah Electric and Power Company
     Management's Opinion as to Fair Statement of Results                                                            60
     Condensed Statements of Income                                                                                  61
     Condensed Statements of Cash Flows                                                                              62
     Condensed Balance Sheets                                                                                        63
     Management's Discussion and Analysis of Results of Operations and Financial Condition                           65





                                                       Table of Contents
                                                          (Continued)

                                                                                                                   Page


Notes to the Condensed Financial Statements                                                                          68

PART II
  Item 1. Legal Proceedings                                                                                          71

  Item 6. Exhibits and Reports on Form 8-K                                                                           71

Signatures                                                                                                           73

                                                     DEFINITIONS


     TERM                                                              MEANING

     AFUDC..................... Allowance for Funds Used During Construction
     ALABAMA................... Alabama Power Company
     Clean Air Act ............ Clean Air Act Amendments of 1990
     ECO Plan.................. Environmental Compliance Overview Plan
     Energy Act................ Energy Policy Act of 1992
     FASB...................... Financial Accounting Standards Board
     FERC...................... Federal Energy Regulatory Commission
     GEORGIA................... Georgia Power Company
     GULF...................... Gulf Power Company
     IRS....................... Internal Revenue Service
     MEAG...................... Municipal Electric Authority of Georgia
     MISSISSIPPI............... Mississippi Power Company
     NRC....................... Nuclear Regulatory Commission
     OPC....................... Oglethorpe Power Corporation
     PEP....................... Performance Evaluation Plan
     PSC ...................... Public Service Commission
     SAVANNAH ................. Savannah Electric and Power Company
     SCS....................... Southern Company Services, Inc.
     SEC....................... Securities and Exchange Commission
     SEGCO..................... Southern Electric Generating Company
     SOUTHERN ................. The Southern Company

                                                   THE SOUTHERN COMPANY
                                                 AND SUBSIDIARY COMPANIES

                            THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                       MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of SOUTHERN included herein have been prepared by SOUTHERN, without audit, pursuant to the rules and regulations of the SEC. In the opinion of SOUTHERN's management, subject to the effect of such adjustments, if any, as might have been required had the outcome of the uncertainty with respect to the actions of the regulators regarding the recoverability of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project as more fully discussed in Note (F) to the Condensed Financial Statements herein, been known, the information furnished herein reflects all adjustments (which, except for the provision for separation benefits, included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although SOUTHERN believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in SOUTHERN's latest annual report on Form 10-K.



                              THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                 CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                        (Stated in Thousands of Dollars)
                                                                                       For the Three Months
                                                                                            Ended March 31,
                                                                                        1995              1994
OPERATING REVENUES                                                                     $1,929,043        $1,932,430
                                                                                       ----------        ----------
OPERATING EXPENSES:
Operation--
   Fuel                                                                                   449,782           479,991
   Purchased power                                                                         58,538            80,660
   Other                                                                                  360,013           423,323
Maintenance                                                                               159,412           173,787
Depreciation and amortization                                                             212,322           200,210
Amortization of deferred Plant Vogtle expenses, net (Note E)                               28,157            12,618
Taxes other than income taxes                                                             123,448           118,936
Federal and state income taxes                                                            151,992           112,593
                                                                                       ----------        ----------
Total operating expenses                                                                1,543,664         1,602,118
                                                                                       ----------        ----------
OPERATING INCOME                                                                          385,379           330,312
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                         3,119             3,283
Interest income                                                                             7,902             6,098
Other, net                                                                                (16,697)          (15,876)
Income taxes applicable to other income                                                    11,680             6,061
                                                                                       ----------        ----------
INCOME BEFORE INTEREST CHARGES                                                            391,383           329,878
                                                                                       ----------        ----------
INTEREST CHARGES AND PREFERRED DIVIDENDS:
Interest on long-term debt                                                                136,398           142,571
Allowance for debt funds used during construction                                          (5,848)           (4,384)
Interest on interim obligations                                                            13,598             9,249
Amortization of debt discount, premium and expense, net                                     8,119             7,361
Other interest charges                                                                     10,324            12,144
Preferred dividends of subsidiary companies                                                22,450            21,334
                                                                                       ----------        ----------
Net interest charges and preferred dividends                                              185,041           188,275
                                                                                       ----------        ----------

CONSOLIDATED NET INCOME                                                                $  206,342        $  141,603
                                                                                       ==========        ==========

AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (Thousands)                                                   661,393           646,452
EARNINGS PER SHARE OF COMMON STOCK                                                          $0.31            $0.22
CASH DIVIDENDS PAID PER SHARE
   OF COMMON STOCK                                                                         $0.305           $0.295



The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.


                           THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (Stated in Thousands of Dollars)
                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                              1995             1994

OPERATING ACTIVITIES:
Consolidated net income                                                                     $ 206,342       $ 141,603
Adjustments to reconcile consolidated net income to net cash provided by operating activities--
    Depreciation and amortization                                                             270,448         259,093
    Deferred income taxes, net                                                                 22,208          (2,844)
    Allowance for equity funds used during construction                                        (3,119)         (3,283)
    Deferred Plant Vogtle costs                                                                28,157          12,618
    Provision for separation benefits                                                               -          91,466
    Other, net                                                                                 21,340         (30,373)
    Changes in certain current assets and liabilities--
     Receivables, net                                                                         161,465         177,397
     Fossil fuel stock                                                                        (46,374)        (30,907)
     Materials and supplies                                                                     9,418           2,892
     Accounts payable                                                                        (189,441)        (94,587)
     Other                                                                                     14,691         (62,362)
                                                                                            ---------       ---------
Net cash provided from operating activities                                                   495,135         460,713
                                                                                            ---------       ---------
INVESTING ACTIVITIES:
Gross property additions                                                                     (312,714)       (319,410)
Other                                                                                         (70,085)        (40,133)
                                                                                            ---------       ---------
Net cash used in investing activities                                                        (382,799)       (359,543)
                                                                                            ---------       ---------
FINANCING ACTIVITIES:
Proceeds--
  Common stock 180,273                                                                        121,767
  First mortgage bonds                                                                              -          35,000
  Pollution control bonds                                                                           -          52,465
  Other long-term debt                                                                         28,745         264,653
Retirements--
  Preferred stock                                                                              (1,000)         (1,000)
  First mortgage bonds                                                                         (1,350)        (72,128)
  Pollution control bonds                                                                         (70)        (52,465)
  Other long-term debt                                                                        (52,653)        (37,652)
Interim obligations, net                                                                      (95,834)       (181,833)
Payment of common stock dividends                                                            (201,866)       (191,262)
Miscellaneous                                                                                   4,666          (3,702)
                                                                                            ---------       ---------
Net cash provided from (used in) financing activities                                        (139,089)        (66,157)
                                                                                            ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       (26,753)         35,013
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              139,309         178,346
                                                                                            ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $ 112,556       $ 213,359
                                                                                            =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                      $161,369         $166,489
  Income taxes 8,827                                                                          49,356

The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.





                                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                         CONDENSED BALANCE SHEETS
                                      (Stated in Thousands of Dollars)

                                                        ASSETS



                                                                             At March 31,
                                                                                 1995                 At December 31,
                                                                              (Unaudited)                   1994

UTILITY PLANT:
Plant in service                                                               $29,315,862               $29,208,380
Less accumulated provision for depreciation                                      9,756,993                 9,576,577
                                                                               -----------               -----------
                                                                                19,558,869                19,631,803
Nuclear fuel, at amortized cost                                                    227,156                   238,055
Construction work in progress                                                    1,370,530                 1,247,427
                                                                               -----------               -----------
Total                                                                           21,156,555                21,117,285
                                                                               ------------              -----------

OTHER PROPERTY AND INVESTMENTS:
Argentine operating concession, being amortized                                    442,946                   445,834
Nuclear decommissioning trusts                                                     142,383                   125,311
Miscellaneous                                                                      238,405                   223,504
                                                                               -----------               -----------
Total                                                                              823,734                   794,649
                                                                               -----------               -----------

CURRENT ASSETS:
Cash and cash equivalents                                                          112,556                   139,309
Receivables, less accumulated provisions for uncollectible accounts
    of $9,449 at March 31, 1995 and $9,129 at December 31, 1994                    903,081                 1,057,928
Fossil fuel stock, at average cost                                                 396,914                   350,540
Materials and supplies, at average cost                                            543,391                   552,809
Prepayments                                                                        227,635                   193,983
Miscellaneous                                                                       78,052                    73,614
                                                                               -----------               -----------
Total                                                                            2,261,629                 2,368,183
                                                                               -----------               -----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                         1,436,285                 1,454,190
Deferred Plant Vogtle costs (Note E)                                               403,935                   432,092
Debt expense and loss, being amortized                                             341,760                   345,897
Miscellaneous                                                                      541,054                   530,591
                                                                               -----------               ----------
Total                                                                            2,723,034                 2,762,770
                                                                               -----------               -----------

TOTAL ASSETS                                                                   $26,964,952               $27,042,887
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






                            THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                      CONDENSED BALANCE SHEETS
                                 (Stated in Thousands of Dollars)

                                    CAPITALIZATION AND LIABILITIES
                                                                             At March 31,
                                                                                 1995                 At December 31,
                                                                            (Unaudited)                     1994
CAPITALIZATION:
Common stock, par value $5 per share -
   Authorized - 1 billion shares;
   Outstanding - March 31, 1995:  665,467,477 shares
   December 31, 1994:  656,528,126 shares                                   $  3,327,337                $ 3,282,643
Paid-in capital                                                                1,846,061                  1,711,366
Premium on preferred stock                                                         1,012                      1,012
Retained earnings                                                              3,193,995                  3,191,228
                                                                            ------------                -----------
                                                                               8,368,405                  8,186,249
Preferred stock of subsidiaries                                                1,332,203                  1,332,203
Guaranteed interest in preferred securities of partnership                       100,000                    100,000
Long-term debt                                                                 7,242,629                  7,592,826
                                                                            ------------                -----------
Total                                                                         17,043,237                 17,211,278
                                                                            -------------               ------------

CURRENT LIABILITIES:
Amount of securities due within one year                                         554,924                    229,925
Notes payable 371,500                                                            575,200
Commercial paper                                                                 510,350                    402,484
Accounts payable                                                                 576,866                    806,459
Customer deposits                                                                103,226                    101,575
Taxes accrued--
   Federal and state income                                                      107,466                        243
   Other                                                                         107,650                    152,979
Interest accrued                                                                 175,148                    190,094
Vacation pay accrued                                                              89,625                     87,431
Miscellaneous                                                                    242,562                    232,325
                                                                            ------------                -----------
Total                                                                          2,839,317                  2,778,715
                                                                            ------------                -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              4,002,919                  4,007,427
Deferred credits related to income taxes                                         975,021                    986,933
Accumulated deferred investment tax credits                                      849,406                    857,387
Disallowed Plant Vogtle capacity buyback costs                                    59,607                     60,490
Prepaid capacity revenues, net                                                   136,679                    138,421
Miscellaneous                                                                  1,058,766                  1,002,236
                                                                             -----------                -----------
Total                                                                          7,082,398                  7,052,894
                                                                             -----------                ------------

TOTAL CAPITALIZATION AND LIABILITIES                                         $26,964,952                $27,042,887
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

                           THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                             OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings
SOUTHERN's earnings for the first three months of 1995 were higher than earnings recorded in the same period of 1994 primarily because of costs recorded in the prior period associated with workforce reduction programs for GEORGIA and the system service company, SCS. Consolidated net income was $206 million for the first quarter of 1995, compared to $142 million for the first quarter of 1994. Earnings per share were $0.31 in the first quarter of 1995, compared to $0.22 in the corresponding period of 1994. Disregarding the after-tax effect of the workforce reduction programs of $57 million ($0.09 per share), earnings would have risen slightly above 1994's results.

Revenues
Despite the adverse effects of weather, retail energy sales rose 2.2% primarily because of the improvement in the economy. Energy sales to residential, commercial and industrial customers increased (decreased) (0.4%), 2.3% and 4.1%, respectively. Wholesale energy sales decreased due to reduced demand and scheduled reductions in off-system contracts. Capacity revenues for the first quarter of 1995 were $14 million less than in the first quarter of 1994 primarily because GEORGIA completed the third sale of a portion of Plant Scherer Unit 4 in June 1994. The final sale in a series of four transactions for the sale of this generating unit is scheduled for June 1995. The generation from this unit has been dedicated to unit power sales.

Expenses
Fuel expense for the first three months of 1995, compared to the corresponding period of 1994, decreased due primarily to the displacement of fossil and nuclear generation with hydro generation and the lower average cost of fuel consumed. Purchased power expense decreased because of the reduction in capacity buyback payments by GEORGIA to the co-owners of Plant Vogtle. See Note (E) to the Condensed Financial Statements herein for information regarding the Georgia PSC's retail rate order that required the levelization of capacity buyback expense for Plant Vogtle.

     Other operation expense in the first quarter of 1994 included approximately $93 million for costs associated with workforce reduction programs. Maintenance expenses decreased due to the timing of scheduled maintenance on generating units. The increase in depreciation and amortization is attributable to increased investment in plant. Income tax expense in the first quarter of 1994 reflects the effect of the workforce reduction programs.

Interest Charges and Dividends on Preferred Stock
The decrease in interest on long-term debt reflects the SOUTHERN system's efforts to decrease its capital costs. However, since January 1994, interest rates have risen and SOUTHERN's subsidiaries have outstanding a number of securities with interest or dividend rates that vary according to prevailing market conditions. Interest on interim obligations rose because of higher interest rates on an increased average amount of short-term debt outstanding.

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

Future Earnings Potential
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings is contingent upon numerous factors ranging from growth in energy sales to a less regulated, more competitive environment.

     Reference is made to the Notes to the Condensed Financial Statements herein for further discussion of various uncertainties and legal proceedings related to: the actions of regulators regarding the recovery of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project; a civil suit filed against ALABAMA related to financing agreements; a tax issue regarding GEORGIA's tax accounting for the sale in 1984 of an interest in Plant Vogtle and related capacity and energy buyback commitments; proceedings regarding GEORGIA's recovery of demand-side conservation program costs; and the outcome of proceedings initiated by the FERC to determine the appropriate return on equity on wholesale power and transmission contracts.

     Compliance costs related to the Clean Air Act will reduce earnings if such increased costs cannot be offset. The Clean Air Act is discussed under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in SOUTHERN's 1994 Annual Report on Form 10-K.

     Future earnings in the near term will also depend upon growth in electric sales which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in SOUTHERN's service area. The enactment of the Energy Act is beginning to have a dramatic effect on the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in SOUTHERN's 1994 Annual Report on Form 10-K.

     The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. Further discussion of this issue is found in "Future Earnings Potential" in Item 7 -Management's Discussion and Analysis in SOUTHERN's 1994 Annual Report on Form 10-K.

     Reference is made to Note 3 to the financial statements in Item 8 of SOUTHERN's 1994 Annual Report on Form 10-K for information on certain environmental contingencies.

                        THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                            OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

     SOUTHERN's operating subsidiaries are subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the company's operations is no longer subject to these provisions, SOUTHERN would be required to write-off related regulatory assets and liabilities. See Note 1 to the financial statements in Item 8 of SOUTHERN's 1994 Annual Report on Form 10-K.

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SOUTHERN anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of SOUTHERN based on the current regulatory structure in which SOUTHERN operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

Financial Condition

Overview
The major changes in SOUTHERN's financial condition during the first three months of 1995 were the addition of approximately $313 million to utility plant and the sale by SOUTHERN of additional shares of its common stock for $180 million. The funds for gross property additions and other capital requirements were derived primarily from operations and the sale of common stock by SOUTHERN. See SOUTHERN's Condensed Statements of Cash Flows for further details.

Capital Structure
One of SOUTHERN's goals is to maintain common equity as a percent of total capitalization, including short-term debt and the current portion of capitalization, within a range of 40 to 45%. This ratio was 45.3% at March 31, 1995, compared to 44.4% at December 31, 1994. The market price of SOUTHERN's common stock at March 31, 1995, was $20.375 per share, compared to a book value of $12.58. This represents a market-to-book value ratio of 162%. The dividend for the first quarter of 1995 was 30.5 cents per share.

Capital Requirements for Construction
The construction program of the Southern electric system is budgeted at $4.0 billion for the three years 1995 through 1997 ($1.4 billion in 1995, $1.3 billion in 1996 and $1.3 billion in 1997). Actual construction costs may vary from this estimate because of such factors as changes in business conditions; changes in nuclear plants to meet new regulations; changes in environmental regulations; revised load growth projections; increasing costs of labor, equipment and materials; and the cost of capital.

                         THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                             OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

     Current energy demand forecasts do not require any additional baseload generating facilities until well into the future. However, within the service area, the construction of combustion turbine peaking units of approximately 1,100 megawatts is planned to be completed by 1997. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants. GEORGIA and OPC have entered into a joint ownership agreement for the latter to assume responsibility for the construction and completion of the Rocky Mountain project. This agreement is described further in Note 4 to the financial statements in Item 8 of SOUTHERN's 1994 Annual Report on Form 10-K. Also, see
Note 6 to the financial statements in Item 8 in SOUTHERN's 1994 Annual Report on Form 10-K for information regarding GEORGIA's joint ownership agreement for a combustion turbine unit in Florida.

     Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will have a significant impact on the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in SOUTHERN's 1994 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

Other Capital Requirements
In addition to the funds needed for the construction program, approximately $555 million will be required by March 31, 1996, for present sinking fund requirements and maturities of long-term debt. Also, the operating subsidiaries plan to continue, to the extent possible, a program to retire high-cost debt and preferred stock and replace these obligations with lower-cost capital.

Sources of Funds
In addition to the sale of common stock in the first quarter of 1995, SOUTHERN may require additional equity capital during the remainder of the year. The amounts and timing of additional equity capital to be raised in 1995, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. The operating subsidiaries plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. However, the type and timing of financings will depend on market conditions, maintenance of adequate earnings, and regulatory approval. Additionally, GEORGIA expects to receive approximately $131 million in June 1995 from the sale of its remaining ownership interest in Plant Scherer Unit 4. This property sale is discussed further in Note 7 to the financial statements in Item 8 in SOUTHERN's 1994 Annual Report on Form 10-K.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at March 31, 1995, approximately $113 million of cash and cash equivalents and approximately $1.4 billion of unused credit arrangements with banks.

                         THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                             OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

     At March 31, 1995, the system companies had outstanding $372 million of notes payable and $510 million of commercial paper. The short-term lines of credit may not be utilized in their entirety without additional regulatory approval. Since the construction program with respect to major generating projects has been completed, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

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

                                                  ALABAMA POWER COMPANY

                                      ALABAMA POWER COMPANY
                       MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of ALABAMA included herein have been prepared by ALABAMA, without audit, pursuant to the rules and regulations of the SEC. In the opinion of ALABAMA's management, the information regarding ALABAMA furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ALABAMA believes that the disclosures regarding ALABAMA are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in ALABAMA's latest annual report on Form 10-K.


                             REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

    The condensed financial statements of ALABAMA included herein have been reviewed by ALABAMA's independent public accountants as set forth in their report included herein as Exhibit 1.


                                         ALABAMA POWER COMPANY
                                CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                      (Stated in Thousands of Dollars)

                                                                                        For the Three Months
                                                                                            Ended March 31,
                                                                                        1995               1994


OPERATING REVENUES:
Revenues                                                                                 $618,970          $654,313
Revenues from affiliates                                                                   27,801            32,534
                                                                                           ------            ------
Total operating revenues                                                                  646,771           686,847
                                                                                          -------           -------
OPERATING EXPENSES:
Operation--
   Fuel                                                                                   157,189           185,000
   Purchased power from non-affiliates                                                      2,619             5,258
   Purchased power from affiliates                                                         22,961            26,582
   Other                                                                                  112,723           110,634
Maintenance                                                                                63,885            67,659
Depreciation and amortization                                                              76,457            72,602
Taxes other than income taxes                                                              47,678            46,423
Federal and state income taxes                                                             40,310            44,066
                                                                                           ------            ------
Total operating expenses                                                                  523,822           558,224
                                                                                          -------           -------
OPERATING INCOME                                                                          122,949           128,623
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                         1,257               667
Interest income                                                                             4,895             4,230
Other, net                                                                                 (6,972)           (3,748)
Income taxes applicable to other income                                                     4,730               667
                                                                                            -----               ---
INCOME BEFORE INTEREST CHARGES                                                         126,859           130,439
                                                                                       -------           -------
INTEREST CHARGES:
Interest on long-term debt                                                                 45,400            44,489
Allowance for debt funds used during construction                                          (2,041)             (683)
Interest on interim obligations                                                             4,006               810
Amortization of debt discount, premium, and expense, net                                    2,519             2,472
Other interest charges                                                                      4,791             4,961
                                                                                            -----             -----
Net interest charges                                                                       54,675            52,049
                                                                                           ------            ------
NET INCOME                                                                                 72,184            78,390
DIVIDENDS ON PREFERRED STOCK                                                                6,856             6,359
                                                                                            -----             -----
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                                         $65,328           $72,031
                                                                                          =======           =======


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.




                                           ALABAMA POWER COMPANY
                             CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (Stated in Thousands of Dollars)

                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                               1995             1994


OPERATING ACTIVITIES:
Net income                                                                                      $ 72,184      $  78,390
Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization                                                                  91,746         88,655
   Deferred income taxes, net                                                                      3,547        (18,561)
   Allowance for equity funds used during construction                                            (1,257)          (667)
   Other, net                                                                                     52,996          9,289
   Change in certain current assets and liabilities--
    Receivables, net                                                                              32,703         68,069
    Inventories                                                                                  (27,442)        (6,787)
    Payables                                                                                    (137,642)       (52,536)
    Taxes accrued                                                                                 45,081         50,245
    Energy cost recovery, retail                                                                  27,803          1,719
    Other                                                                                        (65,887)       (51,743)
                                                                                                 -------        -------
Net cash provided from operating activities                                                       93,832        166,073
                                                                                                  ------        -------
INVESTING ACTIVITIES:
Gross property additions                                                                        (126,840)       (99,622)
Other                                                                                            (13,643)       (10,076)
                                                                                                 -------        -------
Net cash used for investing activities                                                          (140,483)      (109,698)
                                                                                                --------       --------
FINANCING ACTIVITIES:
Proceeds:
  Other long-term debt                                                                                 -         27,987
Retirements:
  First mortgage bonds                                                                                 -        (20,387)
  Other long-term debt                                                                              (185)       (32,388)
Interim obligations, net                                                                         120,169         50,398
Payment of preferred stock dividends                                                              (6,589)        (5,759)
Payment of common stock dividends                                                                (71,900)       (66,500)
Miscellaneous                                                                                       (186)          (636)
                                                                                                    ----           ----
Net cash provided from (used for) financing activities                                            41,309        (47,285)
                                                                                                  ------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           (5,342)         9,090
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  14,676          3,233
                                                                                                  ------          -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  9,334       $ 12,323
                                                                                                ========       ========

Supplemental cash flow information:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                          $49,600        $48,347
   Income taxes                                                                                    2,500         14,896


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.




                                                  ALABAMA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                           At March 31,
                                                                              1995                    At December 31,
                                                                            (Unaudited)                      1994

UTILITY PLANT:
Plant in service, at original cost                                           $10,108,050                 $10,052,772
Less accumulated provision for depreciation                                    3,668,195                   3,598,604
                                                                               ---------                   ---------
                                                                               6,439,855                   6,454,168
Nuclear fuel, at amortized cost                                                   94,193                     101,630
Construction work in progress                                                    374,882                     317,779
                                                                                 -------                     -------
Total                                                                          6,908,930                   6,873,577
                                                                               ---------                   ---------

OTHER PROPERTY AND INVESTMENTS:
Nuclear decommissioning trusts                                                    71,535                      71,014
Other                                                                             46,153                      43,955
                                                                                  ------                      ------
Total                                                                            117,688                     114,969
                                                                                 -------                     -------

CURRENT ASSETS:
Cash and cash equivalents                                                          9,334                      14,676
Receivables --
   Customer accounts receivable                                                  275,152                     308,561
   Other accounts and notes receivable                                            17,089                      22,547
   Affiliated companies                                                           25,443                      29,303
   Accumulated provision for uncollectible accounts                               (2,653)                     (2,297)
Refundable income taxes                                                           17,003                      16,011
Fossil fuel stock, at average cost                                               153,382                     119,555
Materials and supplies, at average cost                                          178,215                     184,600
Prepayments--
   Income taxes                                                                   10,999                      19,196
   Other                                                                         129,142                      84,354
Vacation pay deferred                                                             20,442                      20,442
                                                                                  ------                      ------
Total                                                                            833,548                     816,948
                                                                                 -------                     -------

DEFERRED CHARGES:
Deferred charges related to income taxes                                         448,173                     451,886
Debt expense and loss, being amortized                                           107,415                     109,221
Uranium enrichment decontamination and decommissioning fund                       42,996                      42,996
Miscellaneous                                                                     49,770                      49,620
                                                                                  ------                      ------
Total                                                                            648,354                     653,723
                                                                                 -------                     -------

TOTAL ASSETS                                                                 $ 8,508,520                 $ 8,459,217
                                                                             ===========                 ===========


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.




                                      ALABAMA POWER COMPANY
                                     CONDENSED BALANCE SHEETS
                                  (Stated in Thousands of Dollars)

                                   CAPITALIZATION AND LIABILITIES

                                                                              At March 31,
                                                                                  1995                 At December 31,
                                                                              (Unaudited)                   1994
CAPITALIZATION:
Common stock equity --
Common stock, par value $40 per share--authorized
   6,000,000 shares, outstanding 5,608,955 shares                               $  224,358               $  224,358
Paid-in capital                                                                  1,304,645                1,304,645
Premium on preferred stock                                                             146                      146
Retained earnings                                                                1,078,613                1,085,256
                                                                                 ---------                ---------
                                                                                 2,607,762                2,614,405
Preferred stock                                                                    440,400                  440,400
Long-term debt                                                                   2,395,363                2,455,013
                                                                                 ---------                ---------
Total                                                                            5,443,525                5,509,818
                                                                                 ---------                ---------

CURRENT LIABILITIES:
Long-term debt due within one year                                                  60,823                      796
Notes payable 12,000                                                                     -
Commercial paper                                                                   288,051                  179,882
Accounts payable--
   Affiliated companies                                                             47,455                   60,334
   Other      124,778                                                              258,657
Customer deposits                                                                   30,612                   30,245
Taxes accrued --
   Federal and state income                                                         36,507                    6,848
   Other      31,488                                                                15,589
Interest accrued                                                                    49,711                   52,516
Miscellaneous                                                                       76,238                   77,489
                                                                                    ------                   ------
Total                                                                              757,663                  682,356
                                                                                   -------                  -------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                1,177,911                1,181,342
Accumulated deferred investment tax credits                                        314,143                  317,018
Prepaid capacity revenues, net                                                     136,679                  138,421
Uranium enrichment decontamination and decommissioning fund                         39,413                   39,413
Deferred credits related to income taxes                                           401,190                  405,256
Miscellaneous                                                                      237,996                  185,593
                                                                                   -------                  -------
Total                                                                            2,307,332                2,267,043
                                                                                 ---------                ---------

TOTAL CAPITALIZATION AND LIABILITIES                                            $8,508,520               $8,459,217
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

                                      ALABAMA POWER COMPANY
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

ALABAMA's financial performance during the first quarter of 1995 decreased, compared to the same period of 1994, due primarily to lower capacity revenues and higher financing costs. Net income after dividends on preferred stock was $65.3 million during the first three months of 1995, compared to $72.0 million in the corresponding period of 1994.

Revenues
Operating revenues in the first three months of 1995 decreased from the corresponding period of 1994 due primarily to lower fuel clause revenues and fewer energy sales to non-affiliated customers. Retail energy sales rose 2.8% due primarily to an increase in customers served and the improving economy in Alabama. Weather had a very small negative impact on energy sales in 1995 and a modestly positive effect in 1994. Also, some reduction in non-affiliated revenues occurred due to a small decrease in capacity payments received from these customers. Total energy sales decreased 2.4%.

     Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand, the availability, and the variable production cost of generating resources at each company.

Expenses
Fuel expense decreased because of the lower average cost of fuel consumed and the displacement of fossil and nuclear generation with hydro generation. Total generation increased marginally. Purchased power from both affiliates and non-affiliates decreased because of lower demand. Maintenance expenses for the first quarter of 1995 were lower than the same period of 1994 due primarily to decreased maintenance on transmission and distribution plant. The increase in depreciation and amortization reflects additions to utility plant. The decrease in income tax expense is attributable to the change in earnings.

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

Interest Charges and Dividends on Preferred Stock
The increase in interest on long-term debt reflects the sale of additional first mortgage bonds. Preferred stock dividends increased due to higher dividend rates on three series of variable rate preferred stock. Interest on interim obligations rose due to higher interest rates on an increased average amount of short-term debt outstanding.

                                     ALABAMA POWER COMPANY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                              OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

Future Earnings Potential
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from growth in energy sales to a less regulated, more competitive environment.

     Discussed in the Notes to the Condensed Financial Statements herein are certain regulatory and legal proceedings that may impact ALABAMA's future earnings. The issues include a civil suit related to financing agreements and proceedings concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts.

     Compliance costs related to the Clean Air Act will reduce earnings if such cost increases cannot be offset. The Clean Air Act and other environmental issues are discussed under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in ALABAMA's 1994 Annual Report on Form 10-K.

     Future earnings will also depend upon growth in electric sales which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in ALABAMA's service area. However, the enactment of the Energy Act is beginning to have a dramatic effect on the future of the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in ALABAMA's 1994 Annual Report on Form 10-K.

     The staff of the SEC has questioned certain current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. Further discussion of this issue is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in ALABAMA's 1994 Annual Report on Form 10-K.

     ALABAMA is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the company's operations is no longer subject to these provisions, ALABAMA would be required to write off related regulatory assets and liabilities. See Note 1 to the financial statements in Item 8 in ALABAMA's 1994 Annual Report on Form 10-K for additional information.

      In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet

                                    ALABAMA POWER COMPANY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                             OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

date. ALABAMA anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of ALABAMA based on the current regulatory structure in which ALABAMA operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

Financial Condition

Overview
The principal change in ALABAMA's financial condition in the first three months of 1995 was gross property additions of $126.8 million to utility plant. The funds for gross property additions were derived from operating activities and an increase in short-term debt. See ALABAMA's Condensed Statements of Cash Flows herein for further details. ALABAMA's common equity as a percent of total capitalization was 47.9% at March 31, 1995, compared to 47.4% at year-end 1994.

Liquidity and Capital Resources
ALABAMA has committed lines of credit and regulatory approval for short-term borrowings of up to $530 million. At March 31, 1995, ALABAMA had outstanding $288 million of commercial paper and $12 million of notes payable.

     Capital expenditures are estimated to total $1.6 billion for the three years 1995 through 1997 ($604 million in 1995, $500 million in 1996 and $502 million in 1997). Current energy demand forecasts do not require any additional baseload generating facilities until well into the future. However, the construction of combustion turbine peaking units of approximately 720 megawatts of capacity is planned by 1996 to meet increased peak-hour demands. Five of the nine units (80 megawatts of capacity each) are scheduled to begin commercial operation in May 1995. In addition, significant construction of transmission and distribution facilities and upgrading of generating plants will continue.

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

     In addition to the funds needed for the capital budget, approximately $60.8 million will be required by March 31, 1996, for debt maturities. Also, ALABAMA will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital, as market conditions permit.

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

                                                                     Exhibit 1


                              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of March 31, 1995, and the related condensed statements of income for the three-month periods ended March 31, 1995 and 1994, and condensed statements of cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of ALABAMA POWER COMPANY as of December 31, 1994 (not presented herein) and, in our report dated February 15, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



Birmingham, Alabama
May 5, 1995

                                              GEORGIA POWER COMPANY

                                       GEORGIA POWER COMPANY
                       MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


     The condensed financial statements of GEORGIA included herein have been prepared by GEORGIA, without audit, pursuant to the rules and regulations of the SEC. As more fully discussed in Note (F) to the Condensed Financial Statements herein, an uncertainty exists with respect to the actions of the regulators regarding the recoverability of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project. In the opinion of GEORGIA's management, subject to the effect of such adjustments, if any, as might have been required had the outcome of the uncertainty been known, the information regarding GEORGIA furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in 1995 and 1994, included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although GEORGIA believes that the disclosures regarding GEORGIA are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in GEORGIA's latest annual report on Form 10-K.

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





                                          GEORGIA POWER COMPANY
                               CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                    (Stated in Thousands of Dollars)


                                                                                           For the Three Months
                                                                                               Ended March 31,
                                                                                           1995           1994
OPERATING REVENUES:
Revenues                                                                                 $961,047          $968,059
Revenues from affiliates                                                                   13,446            24,273
                                                                                           ------            ------
Total operating revenues                                                                  974,493           992,332
                                                                                          -------           -------

OPERATING EXPENSES:
Operation--
   Fuel                                                                                   200,943           211,995
   Purchased power from non-affiliates                                                     41,572            71,757
   Purchased power from affiliates                                                         29,730            28,450
   Provision for separation benefits                                                        1,060            84,689
   Other                                                                                  161,673           152,626
Maintenance                                                                                65,969            75,089
Depreciation and amortization                                                              96,160            94,049
Amortization of deferred Plant Vogtle expenses, net (Note E)                               28,157            12,618
Taxes other than income taxes                                                              50,789            49,536
Federal and state income taxes                                                             91,437            54,383
                                                                                           ------            ------
Total operating expenses                                                                  767,490           835,192
                                                                                          -------           -------
OPERATING INCOME                                                                          207,003           157,140
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                         1,671             1,637
Other, net                                                                                 (4,615)             (739)
Income taxes applicable to other income                                                     3,561             2,611
                                                                                            -----             -----
INCOME BEFORE INTEREST CHARGES                                                            207,620           160,649
                                                                                          -------           -------
INTEREST CHARGES:
Interest on long-term debt                                                                 68,565            80,099
Allowance for debt funds used during construction                                          (3,614)           (2,676)
Interest on interim obligations                                                             5,417             3,527
Amortization of debt discount, premium and expense, net                                     3,920             3,874
Preferred distribution of subsidiary                                                        2,250                 -
Other interest charges                                                                      2,632             6,503
                                                                                            -----             -----
Net interest charges                                                                       79,170            91,327
                                                                                           ------            ------
NET INCOME                                                                                128,450            69,322
DIVIDENDS ON PREFERRED STOCK                                                               12,313            11,713
                                                                                           ------            ------
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                                            $116,137          $ 57,609
                                                                                         ========          ========

( ) Denotes red figure.

The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.




                                      GEORGIA POWER COMPANY
                          CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (Stated in Thousands of Dollars)
                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                               1995             1994



OPERATING ACTIVITIES
Net income                                                                                    $ 128,450        $ 69,322
Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization                                                                124,104         121,351
   Deferred income taxes, net                                                                    16,077          18,748
   Allowance for equity funds used during construction                                           (1,671)         (1,637)
   Deferred Plant Vogtle costs                                                                   28,157          12,618
   Provision for separation benefits                                                                  -          84,275
   Other, net                                                                                     1,462         (18,706)
   Changes in current assets and liabilities--
     Receivables, net                                                                            48,837          86,901
     Inventories                                                                                 (8,834)        (14,541)
     Payables                                                                                   (57,941)        (25,863)
     Taxes accrued                                                                               29,377         (68,762)
     Energy cost recovery, retail                                                                20,916          23,219
     Other                                                                                        4,918          (1,346)
                                                                                                  -----          ------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                                     333,852         285,579
                                                                                                -------         -------
INVESTING ACTIVITIES
Property additions                                                                             (103,245)       (143,034)
Other                                                                                           (49,232)        (12,052)
                                                                                                -------         -------
NET CASH USED FOR INVESTING ACTIVITIES                                                         (152,477)       (155,086)
                                                                                               --------        --------
FINANCING ACTIVITIES
Proceeds--
   Pollution control bonds                                                                            -          28,065
Retirements--
   Pollution control bonds                                                                          (70)        (28,065)
   Other long-term debt                                                                               -            (128)
Interim obligations, net                                                                        (51,903)         (3,226)
Payment of preferred stock dividends                                                            (12,208)        (11,435)
Payment of common stock dividends                                                              (113,900)       (106,600)
Miscellaneous                                                                                      (329)         (1,569)
                                                                                                   ----          ------
NET CASH USED FOR FINANCING ACTIVITIES                                                         (178,410)       (122,958)
                                                                                               --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           2,965           7,535
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 12,539           5,896
                                                                                                 ------           -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  15,504       $  13,431
                                                                                               ========       =========

Supplemental Cash Flow Information--
   Interest (net of amount capitalized)                                                         $81,525         $93,342
   Income taxes                                                                                   3,515          33,967

The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                                                  GEORGIA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                             At March 31,
                                                                                 1995               At December 31,
                                                                              (Unaudited)                 1994

UTILITY PLANT:
Plant in service                                                              $14,088,876               $14,054,917
Less accumulated provision for depreciation                                     4,128,921                 4,054,986
                                                                                ---------                 ---------
                                                                                9,959,955                 9,999,931
Nuclear fuel, at amortized cost                                                   132,963                   136,425
Construction work in progress                                                     558,193                   541,889
                                                                                  -------                   -------
Total                                                                          10,651,111                10,678,245
                                                                               ----------                ----------

OTHER PROPERTY AND INVESTMENTS:
Nuclear decommissioning trusts                                                     70,848                    54,297
Miscellaneous                                                                     126,878                   116,527
                                                                                  -------                   -------
Total                                                                             197,726                   170,824
                                                                                  -------                   -------

CURRENT ASSETS:
Cash and cash equivalents                                                          15,504                    12,539
Receivables--
   Customer accounts receivable                                                   329,690                   377,570
   Other accounts and notes receivable                                             84,545                   104,989
   Affiliated companies                                                            17,557                    14,443
   Accumulated provision for uncollectible accounts                                (4,500)                   (4,500)
Fossil fuel stock, at average cost                                                180,017                   169,252
Materials and supplies, at average cost                                           291,533                   293,464
Prepayments 61,220                                                                 55,383
Vacation pay deferred                                                              40,823                    40,823
                                                                                   ------                    ------
Total                                                                           1,016,389                 1,063,963
                                                                                ---------                 ---------

DEFERRED CHARGES:
Deferred charges related to income taxes                                          906,009                   919,750
Deferred Plant Vogtle costs (Note E)                                              403,935                   432,092
Debt expense and loss, being amortized                                            187,761                   190,899
Miscellaneous                                                                     262,745                   256,885
                                                                                  -------                   -------
Total                                                                           1,760,450                 1,799,626
                                                                                ---------                 ---------

TOTAL ASSETS                                                                  $13,625,676               $13,712,658
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



                                          GEORGIA POWER COMPANY
                                        CONDENSED BALANCE SHEETS
                                    (Stated in Thousands of Dollars)

                                     CAPITALIZATION AND LIABILITIES

                                                                                 At March 31,
                                                                                      1995              At December 31,
                                                                                  (Unaudited)                 1994
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
   authorized 15,000,000 shares, outstanding 7,761,500 shares                      $  344,250               $  344,250
Paid-in capital                                                                     2,384,348                2,384,348
Premium on preferred stock                                                                413                      413
Retained earnings                                                                   1,414,779                1,412,543
                                                                                    ---------                ---------
                                                                                    4,143,790                4,141,554
Preferred stock                                                                       692,787                  692,787
Guaranteed interest in preferred securities of partnership                            100,000                  100,000
Long-term debt                                                                      3,508,148                3,757,823
                                                                                    ---------                ---------
Total                                                                               8,444,725                8,692,164
                                                                                    ---------                ---------

CURRENT LIABILITIES:
Long-term debt due within one year                                                    417,427                  167,420
Notes payable to banks                                                                150,600                  202,200
Commercial paper                                                                      222,299                  222,602
Accounts payable--
   Affiliated companies                                                                39,264                   41,760
   Other                                                                              232,199                  313,307
Customer deposits                                                                      48,162                   47,017
Taxes accrued--
   Federal and state income                                                            71,140                    2,856
   Other                                                                               51,256                   90,163
Interest accrued                                                                      103,981                  110,256
Miscellaneous                                                                         130,074                  109,726
                                                                                      -------                  -------
Total                                                                               1,466,402                1,307,307
                                                                                    ---------                ---------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                   2,481,712                2,477,661
Accumulated deferred investment tax credits                                           449,185                  453,121
Deferred credits related to income taxes                                              427,274                  433,334
Disallowed Plant Vogtle capacity buyback costs                                         59,607                   60,490
Miscellaneous                                                                         296,771                  288,581
                                                                                      -------                  -------
Total                                                                               3,714,549                3,713,187
                                                                                    ---------                ---------

TOTAL CAPITALIZATION AND LIABILITIES                                              $13,625,676              $13,712,658
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

                                   GEORGIA POWER COMPANY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings
GEORGIA's earnings for the first quarter of 1995 increased compared to the corresponding quarter of 1994, primarily as a result of charges in 1994 related to workforce reduction programs at GEORGIA and the system service company, SCS. Net income after dividends on preferred stock was $116.1 million in the first quarter of 1995 and $57.6 million in the first quarter of 1994. Disregarding the after-tax effect of the provision for separation benefits, GEORGIA's earnings still would have been slightly above earnings in the first quarter of 1994, primarily due to lower interest charges and higher retail energy sales.

Revenues
Total operating revenues decreased compared to the first quarter of 1994 primarily because of the decrease in energy sales to non-affiliated wholesale customers. Excluding fuel clause revenues, which represent the pass-through of fuel expenses and do not affect income, operating revenues for the first quarter of 1995 increased $7.9 million, compared to the corresponding period of 1994.

     Retail - Retail energy sales increased 2.6% primarily because of an increase in customers served and continued improvement in Georgia's economy. Residential, commercial and industrial energy sales increased 0.4%, 2.6% and 4.1%, respectively. Mild temperatures in the first quarter of 1995 had a dampening effect on energy sales increases. Total non-fuel retail revenues increased $15.9 million. Of this amount, $7.6 million is attributable to increased revenues from demand-side option programs collected through rate riders reinstated in December 1994. Revenues from demand-side programs generally represent the direct recovery of program costs. See Note (G) to the Condensed Financial Statements herein for additional information on these programs.

     Wholesale - Energy sales to non-affiliated wholesale customers for the first quarter of 1995 decreased 33.2%, compared to the corresponding period of 1994. Capacity revenues from non-affiliated utilities outside the service area were down $9.3 million. These capacity revenues decreased as scheduled, coinciding with GEORGIA completing the third in a series of four transactions for the sale of Plant Scherer Unit 4 in June 1994. The final sale of this unit is scheduled for June 1995. Energy revenues from non-affiliated utilities outside the service area decreased $25.1 million. The energy component of contract sales is priced at approximately the variable production cost and does not materially affect earnings.

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

                                   GEORGIA POWER COMPANY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

Operating Expenses
Fuel and Purchased Power - Fuel expense decreased because of less generation and the displacement of coal-fired generation with hydro generation. Purchased power expense for the first quarter of 1995 decreased primarily due to lower energy purchases from non-affiliated companies and scheduled reductions in capacity buyback payments to the co-owners of Plant Vogtle. See Note (E) to the Condensed Financial Statements herein for information regarding the levelization of capacity buyback expense for Plant Vogtle.

     Other - As part of the SOUTHERN system's effort to curtail growth in operating expenses, both GEORGIA and SCS initiated workforce reduction programs in the first quarter of 1994. GEORGIA's portion of SCS's costs for such programs amounted to approximately $12.1 million, while GEORGIA's programs amounted to approximately $72.6 million in the first quarter of 1994. Other operation expense for the first quarter of 1995 increased primarily due to costs associated with demand-side option programs, and environmental remediation costs at various sites of $3.7 million in 1995, compared to $0.5 million in 1994. The demand-side option program costs were offset by increases in retail revenues. The decrease in maintenance expense is attributable to the timing of maintenance, primarily on coal-fired generating units. Income taxes in the first quarter of 1994 reflect the effect of the workforce reduction programs.

Allowance for Funds Used During Construction
AFUDC represents the cost of capital charged to utility plant under construction and is included in rate base. The equity portion of AFUDC represents non-cash income. The increase in AFUDC during the first quarter of 1995 is primarily the result of higher short-term borrowing rates. Based upon GEORGIA's construction budget, AFUDC is estimated to total $27 million in 1995 and $17 million in 1996.

Interest Charges and Dividends on Preferred Stock
Interest charges have declined due to refinancing efforts over the past twelve months. Also, GEORGIA used the proceeds from the Plant Scherer sale to redeem high cost securities. Dividends on preferred stock have increased because GEORGIA has a number of securities outstanding that have variable dividend rates, which have risen since year-end 1993. Interest on interim obligations rose due to higher interest rates.

Future Earnings Potential
The results of operations discussed above are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including energy sales and regulatory matters.

                                   GEORGIA POWER COMPANY
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

     Growth in energy sales is subject to a number of factors which traditionally have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in GEORGIA's service area. The enactment of the Energy Act is having a dramatic effect on the future of the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in GEORGIA's 1994 Annual Report on Form 10-K.

     The scheduled addition of four combustion turbine generating units and the Rocky Mountain hydroelectric project in 1995 and one jointly-owned combustion turbine unit in 1996, will increase related operation, maintenance and depreciation expense.

     GEORGIA has entered into a four-year purchase power agreement to meet peaking needs. Beginning in 1996, GEORGIA will purchase 400 megawatts of capacity. In 1998, this amount will decline to 200 megawatts for the remaining two years. Capacity payments are projected to be $6 million in 1996 and 1997 and $3 million in 1998 and 1999. GEORGIA has also reached an agreement on major terms and conditions of a purchase power arrangement whereby GEORGIA would buy electricity during peak periods from a proposed 200 megawatt cogeneration facility, starting in June 1998. A final agreement is expected to be completed and filed with the Georgia PSC for certification during 1995.

     GEORGIA is scheduled to sell in June 1995 its remaining ownership interest (16.55%) in Plant Scherer Unit 4 to two Florida utilities. This transaction will generate approximately $131 million in cash, including an estimated after-tax gain of approximately $12 million. This transaction coincides with scheduled reductions in capacity revenues from Florida utilities under unit power sales contracts of approximately $18 million in 1995 and an additional $10 million in 1996.

     As discussed in Note 4 to the financial statements of GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report in Form 10-K, regulatory uncertainties exist related to the Rocky Mountain pumped storage hydroelectric project. In the event the Georgia PSC does not allow full recovery of the project's costs, then the portion not allowed may have to be written off. GEORGIA's total investment in the project at completion is estimated to be approximately $200 million.

     Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding proceedings with respect to GEORGIA's recovery of demand-side conservation program costs and litigation currently pending in the
U. S. Tax Court. Also discussed therein are the joint complaints filed by OPC

                                   GEORGIA POWER COMPANY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

and MEAG in two separate venues seeking to recover from GEORGIA approximately $16.5 million in alleged partial requirements rates overcharges, plus approximately $6.3 million in interest.

     The FERC regulates wholesale rate schedules and power sales contacts that GEORGIA has with its sales for resale customers. The FERC currently is reviewing the rate of return on common equity included in these schedules and contracts and may require such returns to be lowered, possibly retroactively. See Note 3 to the financial statements in Item 8 in GEORGIA's 1994 Annual Report on Form 10-K for additional information.

     The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. Further discussion of this issue is found in "Future Earnings Potential" in Item 7 -Management's Discussion and Analysis in GEORGIA's 1994 Annual Report on Form 10-K.

     Reference is made to Note 4 to the financial statements in Item 8 of GEORGIA's 1994 Annual Report on Form 10-K for information on certain environmental contingencies.

     GEORGIA is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the company's operations is no longer subject to these provisions, GEORGIA would be required to write off related regulatory assets and liabilities. See Note 1 to the financial statements in Item 8 of GEORGIA's 1994 Annual Report on Form 10-K for additional information.

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. GEORGIA anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of GEORGIA based on the current regulatory structure in which GEORGIA operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

Financial Condition

Overview
The principal changes in GEORGIA's financial condition during the first three months of 1995 were additions of $103 million to utility plant. The funds needed

                                    GEORGIA POWER COMPANY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

for gross property additions are currently provided from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Construction and Other Capital Requirements
Estimated construction expenditures for the years 1995 through 1997 are $579 million, $626 million and $724 million, respectively. GEORGIA's management has adopted an initiative to reduce its 1996 and 1997 construction expenditures by approximately 10% from currently estimated amounts. There can be no assurance that such reductions will be achieved.

     The Clean Air Act will have a significant impact on the capital requirements of the Southern electric system. This legislation, as well as other legislation and regulations, is described under "Environmental Issues" in Item 7
- - Management's Discussion and Analysis in GEORGIA's 1994 Annual Report on Form 10-K.

     Cash requirements for long-term debt maturities and redemptions total approximately $417.4 million for the twelve months ending March 31, 1996. Included in this amount is the redemption of $100 million of first mortgage bonds funded by an increase in commercial paper.

Sources of Funds
GEORGIA expects to meet future capital requirements primarily using funds from operations and, if needed, by the issuance of new debt and equity securities, term loans and short-term borrowings. Cash from operations for the first three months of 1995 increased, as compared to the corresponding period in 1994, primarily because of a decrease in income tax and interest payments.

     GEORGIA must comply with coverage requirements of its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. GEORGIA's ability to satisfy all coverage requirements is such that it could issue new first mortgage bonds and preferred stock to provide sufficient funds for all anticipated requirements.

     To meet short-term cash needs and contingencies, GEORGIA had approximately $541 million of unused credit arrangements with banks at March 31, 1995. Additionally, the completion of the remaining transaction for the sale of Plant Scherer Unit 4 in June 1995 will generate approximately $131 million.

                                                                     Exhibit 1


                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of March 31, 1995, and the related condensed statements of income for the three-month periods ended March 31, 1995 and 1994, and the condensed statements of cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

     As more fully discussed in Note (F) to the Condensed Financial Statements, an uncertainty exists with respect to the actions of the regulators regarding the recoverability of the Company's investment in the Rocky Mountain pumped storage hydroelectric project. The outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any writedown of the costs associated with the Rocky Mountain facility resulting from the potential actions of the Georgia Public Service Commission has been made in the accompanying Condensed Financial Statements.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of GEORGIA POWER COMPANY as of December 31, 1994 (not presented herein), and, in our report dated February 15, 1995, we included an explanatory paragraph which describes an uncertainty with respect to the actions of the regulators regarding the recoverability of the Company's investment in the Rocky Mountain pumped storage hydroelectric project. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



Atlanta, Georgia
May 5, 1995

                                                    GULF POWER COMPANY

                                         GULF POWER COMPANY
                        MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of GULF included herein have been prepared by GULF, without audit, pursuant to the rules and regulations of the SEC. In the opinion of GULF's management, the information regarding GULF furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although GULF believes that the disclosures regarding GULF are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in GULF's latest annual report on Form 10-K.



                                                GULF POWER COMPANY
                                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                        (Stated in Thousands of Dollars)

                                                                                           For the Three Months
                                                                                               Ended March 31,
                                                                                           1995           1994
OPERATING REVENUES:
Revenues                                                                                 $135,776          $134,229
Revenues from affiliates                                                                    5,142             3,859
                                                                                            -----             -----
Total operating revenues                                                                  140,918           138,088
                                                                                          -------           -------

OPERATING EXPENSES:
Operation--
   Fuel                                                                                    43,954            35,941
   Purchased power from non-affiliates                                                      1,299             2,068
   Purchased power from affiliates                                                          6,042             8,791
   Other                                                                                   28,282            30,454
Maintenance                                                                                 9,632            10,982
Depreciation and amortization                                                              13,655            14,037
Taxes other than income taxes                                                              11,882            10,279
Federal and state income taxes                                                              6,669             6,382
                                                                                            -----             -----
Total operating expenses                                                                  121,415           118,934
                                                                                          -------           -------
OPERATING INCOME                                                                           19,503            19,154
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                            26               160
Interest income                                                                               654               259
Other, net                                                                                   (158)             (152)
Income taxes applicable to other income                                                      (250)              (64)
                                                                                             ----               ---
INCOME BEFORE INTEREST CHARGES                                                             19,775            19,357
                                                                                           ------            ------
INTEREST CHARGES:
Interest on long-term debt                                                                  5,920             6,871
Allowance for debt funds used during construction                                             (35)             (142)
Interest on notes payable                                                                     820               242
Amortization of debt discount, premium and expense, net                                       499               458
Other interest charges                                                                        216               355
                                                                                              ---               ---
Net interest charges                                                                        7,420             7,784
                                                                                            -----             -----
NET INCOME                                                                                 12,355            11,573
DIVIDENDS ON PREFERRED STOCK                                                                1,475             1,456
                                                                                            -----             -----
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                                            $ 10,880          $ 10,117
                                                                                         ========          ========


The accompanying notes as they relate to GULF are an integral part of these condensed statements.



                                            GULF POWER COMPANY
                              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (Stated in Thousands of Dollars)

                                                                                               For the Three Months
                                                                                                    Ended March 31,
                                                                                                 1995            1994
OPERATING ACTIVITIES:
Net income                                                                                       $ 12,355       $ 11,573
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                                    18,834         21,571
  Deferred income taxes, net                                                                         (125)           899
  Allowance for equity funds used during construction                                                 (26)          (160)
  Other, net                                                                                        1,458           (341)
  Changes in certain current assets and liabilities--
     Receivables, net                                                                               3,400          9,204
     Inventories                                                                                     (634)          (933)
     Payables                                                                                       1,061         (4,919)
     Other                                                                                          2,203          3,315
                                                                                                    -----          -----
Net Cash Provided From Operating Activities                                                        38,526         40,209
                                                                                                   ------         ------
INVESTING ACTIVITIES:
Gross property additions                                                                          (14,816)       (20,723)
Other                                                                                              (1,407)        (4,522)
                                                                                                   ------         ------
Net Cash Used For Investing Activities                                                            (16,223)       (25,245)
                                                                                                  -------        -------
FINANCING ACTIVITIES:
Retirements:
  Preferred stock subject to mandatory redemption                                                  (1,000)        (1,000)
  First mortgage bonds                                                                                  -        (29,370)
  Other long-term debt                                                                             (2,430)        (2,224)
Notes payable, net                                                                                 (6,000)        27,447
Payment of preferred stock dividends                                                               (1,475)        (1,456)
Payment of common stock dividends                                                                 (11,700)       (10,900)
Miscellaneous                                                                                         (13)          (317)
                                                                                                      ---           ----
Net Cash Used For Financing Activities                                                            (22,618)       (17,820)
                                                                                                  -------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              (315)        (2,856)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      902          5,576
                                                                                                      ---          -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                        $   587        $ 2,720
                                                                                                  =======        =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)                                                            $4,733         $3,223
  Income taxes                                                                                      2,705          2,036


The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                         GULF POWER COMPANY
                                      CONDENSED BALANCE SHEETS
                                  (Stated in Thousands of Dollars)
                                              ASSETS

                                                                            At March 31,
                                                                               1995                   At December 31,
                                                                            (Unaudited)                     1994
UTILITY PLANT:
Plant in service, at original cost                                            $1,662,127                 $1,656,367
Less accumulated provision for depreciation                                      633,011                    622,911
                                                                                 -------                    -------
                                                                               1,029,116                  1,033,456
Construction work in progress                                                     29,589                     24,288
                                                                                  ------                     ------
Total                                                                          1,058,705                  1,057,744
                                                                               ---------                  ---------

OTHER PROPERTY AND INVESTMENTS                                                     8,003                      7,997
                                                                                   -----                      -----

CURRENT ASSETS:
Cash and cash equivalents                                                            587                        902
Receivables--
   Customer accounts receivable                                                   54,051                     57,637
   Other accounts and notes receivable                                             2,122                      2,268
   Affiliated companies                                                            1,369                      1,079
   Accumulated provision for uncollectible accounts                                 (558)                      (600)
Fuel stock, at average cost                                                       36,713                     35,686
Materials and supplies, at average cost                                           34,864                     35,257
Current portion of deferred coal contract costs                                    3,427                      2,521
Regulatory clauses under recovery                                                  6,816                      5,002
Prepayments                                                                        4,444                      4,354
Vacation pay deferred                                                              4,172                      4,172
                                                                                   -----                      -----
Total                                                                            148,007                    148,278
                                                                                 -------                    -------

DEFERRED CHARGES:
Deferred charges related to income taxes                                          30,339                     30,433
Debt expense and loss, being amortized                                            21,701                     22,119
Deferred coal contract costs                                                      33,178                     38,169
Miscellaneous                                                                     11,673                     10,802
                                                                                  ------                     ------
Total                                                                             96,891                    101,523
                                                                                  ------                    -------

TOTAL ASSETS                                                                  $1,311,606                 $1,315,542
                                                                              ==========                 ==========


The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                       44


                                             GULF POWER COMPANY
                                          CONDENSED BALANCE SHEETS
                                      (Stated in Thousands of Dollars)

                                       CAPITALIZATION AND LIABILITIES

                                                                            At March 31,
                                                                                 1995                      At December 31,
                                                                            (Unaudited)                          1994

CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
   authorized and outstanding 992,717 shares                                    $  38,060                      $  38,060
Paid-in capital                                                                   218,380                        218,380
Premium on preferred stock                                                             81                             81
Retained earnings                                                                 168,130                        168,951
                                                                                  -------                        -------
                                                                                  424,651                        425,472
Preferred stock                                                                    89,602                         89,602
Long-term debt                                                                    354,713                        356,393
                                                                                  -------                        -------
Total                                                                             868,966                        871,467
                                                                                  -------                        -------

CURRENT LIABILITIES:
Preferred stock due within one year                                                     -                          1,000
Long-term debt due within one year                                                 12,759                         13,439
Notes payable                                                                      47,500                         53,500
Accounts payable--
   Affiliated companies                                                             7,327                          9,132
   Other                                                                           16,909                         14,524
Customer deposits                                                                  13,573                         13,609
Taxes accrued--
   Federal and state income                                                         9,901                          5,990
   Other                                                                            6,723                          7,475
Interest accrued                                                                    8,035                          6,106
Regulatory clauses over recovery                                                    2,653                          3,960
Vacation pay accrued                                                                4,172                          4,172
Miscellaneous                                                                       8,667                          7,828
                                                                                    -----                          -----
Total                                                                             138,219                        140,735
                                                                                  -------                        -------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                 152,874                        151,681
Deferred credits related to income taxes                                           70,980                         71,964
Accumulated deferred investment tax credits                                        37,797                         38,391
Accumulated provision for property damage                                          11,822                         11,522
Accumulated provision for postretirement benefits                                  14,446                         13,680
Miscellaneous                                                                      16,502                         16,102
                                                                                   ------                         ------
Total                                                                             304,421                        303,340
                                                                                  -------                        -------

TOTAL CAPITALIZATION AND LIABILITIES                                           $1,311,606                     $1,315,542
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

                                          GULF POWER COMPANY
                                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings
GULF's net income after dividends on preferred stock for the first three months of 1995 was $10.9 million, compared to $10.1 million for the same period of 1994. The rise in earnings was primarily due to decreased non-fuel operation expenses as discussed below.

Revenues
Retail energy sales for the first quarter of 1995 decreased 0.5% from the corresponding period of 1994 due primarily to the mild temperatures experienced in the winter of 1995. However, retail revenues increased because of higher regulatory cost recovery clause revenues. The regulatory clause recovery provisions equal the related expenses and have no material effect on net income. Wholesale energy sales to non-affiliates also decreased with capacity revenues $1.3 million lower than in the first quarter of 1994. Also, included in operating revenues for the first quarter of 1995 is $1.4 million collected to recover county franchise fees. These collections are also included in taxes other than income taxes and have no impact on earnings (see discussion under "Expenses"). Including energy sales to affiliated companies, total energy sales increased 1.8%.

Expenses
Fuel expenses for the first quarter of 1995 increased over the same period of 1994 due to an increase in generation. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. Other operation expenses for the first quarter of 1995, compared to the first quarter of last year, were lower due primarily to a reduction in costs associated with a coal supply suspension agreement, which was essentially fully amortized by year-end 1994. See Note 5 to the financial statements in Item 8 in GULF's 1994 Annual Report on Form 10-K for additional information. Maintenance expenses decreased due primarily to the scheduling of maintenance on production facilities. The decrease in depreciation and amortization is attributable to the amortization of limited-term property, which was fully amortized by December 1994. The increase in taxes other than income taxes is attributable to $1.4 million of county franchise fees in the first three months of 1995 as discussed above.

Interest Charges and Dividends on Preferred Stock
The decrease in interest on long-term debt reflects GULF's efforts to decrease its capital costs through refinancings of higher-cost issues. The increase in dividends on preferred stock is due to an increase in the dividend rate on GULF's adjustable rate preferred stock, reflecting higher interest rates prevailing since year-end 1993. Interest on notes payable rose because of higher interest rates on an increased average outstanding amount of notes payable. To the extent it is economically feasible, GULF will continue its efforts to lower its capital costs.

                                           GULF POWER COMPANY
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

Future Earnings Potential
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on a number of factors ranging from growth in energy sales to the effects of a less regulated, more competitive environment.

     Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in GULF's service area. The enactment of the Energy Act is beginning to have a dramatic effect on the future of the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in GULF's 1994 Annual Report on Form 10-K.

     See Note 3 to the financial statements in Item 8 in GULF's 1994 Annual Report on Form 10-K for a discussion of the hearings ordered by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts.

     Compliance costs related to the Clean Air Act could reduce earnings if such increased costs are not fully recovered. The Clean Air Act is discussed further under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in GULF's 1994 Annual Report on Form 10-K. See also Note 3 to the financial statements in Item 8 in GULF's 1994 Annual Report on Form 10-K for a discussion of the Environmental Cost Recovery clause which provides for the recovery of such costs.

     GULF is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the company's operations is no longer subject to these provisions, GULF would be required to write off related regulatory assets and liabilities. See Note 1 to the financial statements in Item 8 in GULF's 1994 Annual Report on Form 10-K for additional information.

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. GULF anticipates adopting this standard by January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of GULF based on the current regulatory structure in which GULF operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

                                           GULF POWER COMPANY
                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition

Overview
The major change in GULF's financial condition during the first three months of 1995 was gross property additions of $14.8 million. The principal sources of funds for these additions and other capital requirements were provided from operations. See the Condensed Statements of Cash Flows for further details.

Capital Requirements for Construction
GULF's gross property additions, including those amounts related to environmental compliance, are estimated to total approximately $225 million for the three years 1995 through 1997 ($62 million in 1995, $79 million in 1996 and $84 million in 1997). The estimates of property additions for the three-year period include $13 million committed to meeting the requirements of the Clean Air Act, the cost of which is expected to be recovered through the Environmental Cost Recovery clause. Actual construction costs may vary from these estimates because of factors such as the granting of timely and adequate rate increases, changes in environmental regulations, revised load projections, the cost and efficiency of construction labor, equipment, and materials, and the cost of capital. GULF does not have any baseload generating plants under construction, however, construction related to maintenance and upgrading transmission and distribution facilities and generating plants will continue.

     Various environmental legislation and other related regulations are described in "Environmental Matters" in Item 7 - Management's Discussion and Analysis in GULF's 1994 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

     In addition to the funds required for the construction program, $12.8 million will be required by March 31, 1996, in connection with improvement fund requirements, maturities and redemptions of long-term debt. GULF plans to continue a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital as market conditions and terms of the instruments permit.

     At March 31, 1995, GULF had $37 million of unused credit arrangements with banks to meet its short-term cash needs. GULF had $47.5 million of short-term bank borrowings outstanding at March 31, 1995.

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

                                         MISSISSIPPI POWER COMPANY

                                     MISSISSIPPI POWER COMPANY
                         MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


     The condensed financial statements of MISSISSIPPI included herein have been prepared by MISSISSIPPI, without audit, pursuant to the rules and regulations of the SEC. In the opinion of MISSISSIPPI's management, the information regarding MISSISSIPPI furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in the first quarter of 1995, included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although MISSISSIPPI believes that the disclosures regarding MISSISSIPPI are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in MISSISSIPPI's latest annual report on Form 10-K.




                                             MISSISSIPPI POWER COMPANY
                                     CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                         (Stated in Thousands of Dollars)

                                                                                           For the Three Months
                                                                                               Ended March 31,
                                                                                           1995              1994

OPERATING REVENUES:
Revenues                                                                                 $107,199          $111,700
Revenues from affiliates                                                                    2,373             2,434
                                                                                            -----             -----
Total operating revenues                                                                  109,572           114,134
                                                                                          -------           -------

OPERATING EXPENSES:
Operation--
   Fuel                                                                                    24,790            17,601
   Purchased power from non-affiliates                                                        916               966
   Purchased power from affiliates                                                          9,547            24,156
   Other                                                                                   25,334            21,381
Maintenance                                                                                 8,527            13,146
Depreciation and amortization                                                               9,918             9,299
Taxes other than income taxes                                                               9,378             9,805
Federal and state income taxes                                                              5,433             4,870
                                                                                            -----             -----
Total operating expenses                                                                   93,843           101,224
                                                                                           ------           -------
OPERATING INCOME                                                                           15,729            12,910
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                           123               405
Other, net                                                                                  1,387             1,528
Income taxes applicable to other income                                                      (379)             (445)
                                                                                             -----             ----
INCOME BEFORE INTEREST CHARGES                                                             16,860            14,398
                                                                                           ------            ------
INTEREST CHARGES:
Interest on long-term debt                                                                  5,657             4,512
Allowance for debt funds used during construction                                             (71)             (370)
Interest on notes payable                                                                     200               326
Amortization of debt discount, premium and expense, net                                       373               357
Other interest charges                                                                        207                82
                                                                                              ---                --
Net interest charges                                                                        6,366             4,907
                                                                                            -----             -----
NET INCOME                                                                                 10,494             9,491
DIVIDENDS ON PREFERRED STOCK                                                                1,225             1,225
                                                                                            -----             -----
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                                             $ 9,269           $ 8,266
                                                                                          =======           =======

(  )  Denotes negative figure.


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.





                                      MISSISSIPPI POWER COMPANY
                             CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (Stated in Thousands of Dollars)
                                                                                                 For the Three Months
                                                                                                    Ended March 31,
                                                                                                 1995            1994

OPERATING ACTIVITIES:
Net income                                                                                   $10,494          $ 9,491
Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization                                                               13,100           11,609
   Deferred income taxes, net                                                                    (626)          (3,260)
   Allowance for equity funds used during construction                                           (123)            (405)
   Other, net                                                                                     941           (3,868)
   Change in certain current assets and liabilities--
     Receivables, net                                                                           5,366            7,762
     Inventories                                                                                  943           (5,661)
     Payables                                                                                     581           (5,146)
     Taxes accrued                                                                            (20,130)         (11,140)
     Other                                                                                      2,224            3,115
                                                                                                -----           -----
Net cash provided from operating activities                                                    12,770            2,497
                                                                                               ------            -----
INVESTING ACTIVITIES:
Gross property additions                                                                      (16,337)         (27,022)
Other                                                                                          (3,325)         (13,925)
                                                                                               ------          -------
Net cash used for investing activities                                                        (19,662)         (40,947)
                                                                                              -------          -------
FINANCING ACTIVITIES:
Proceeds--
   First mortgage bonds                                                                             -           35,000
   Other long-term debt                                                                             -           50,309
Retirements--
   First mortgage bonds                                                                             -          (22,371)
   Other long-term debt                                                                        (4,119)          (2,647)
Notes payable, net                                                                             22,000          (11,000)
Payment of preferred stock dividends                                                           (1,225)          (1,225)
Payment of common stock dividends                                                              (9,900)          (8,500)
Miscellaneous                                                                                       -             (989)
                                                                                                    -             ----
Net cash provided (used) from financings                                                        6,756           38,577
                                                                                                -----           ------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          (136)             127
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                1,317              878
                                                                                                -----              ---
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 1,181          $ 1,005
                                                                                              =======          =======

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                        $5,021          $3,224
   Income taxes (refunded)                                                                       (384)         (1,743)


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.





                                                MISSISSIPPI POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                            At March 31,
                                                                                1995             At December 31,
                                                                              (Unaudited)              1994

UTILITY PLANT:
Plant in service, at original cost                                             $1,397,942                $1,385,032
Less accumulated provision for depreciation                                       487,216                   477,098
                                                                                  -------                   -------
Total                                                                             910,726                   907,934
Construction work in progress                                                      47,206                    44,838
                                                                                   ------                    ------
Total                                                                             957,932                   952,772
                                                                                  -------                   -------

OTHER PROPERTY AND INVESTMENTS                                                      3,334                     3,353
                                                                                    -----                     -----

CURRENT ASSETS:
Cash and cash equivalents                                                           1,181                     1,317
Receivables--
   Customer accounts receivable                                                    24,833                    27,865
   Other accounts and notes receivable                                              6,340                     6,599
   Affiliated companies                                                             3,761                     6,058
   Accumulated provision for uncollectible accounts                                  (447)                     (670)
Fuel stock, at average cost                                                        16,492                    16,885
Materials and supplies, at average cost                                            24,751                    25,301
Current portion of deferred fuel charges                                            1,325                     1,068
Current portion of accumulated deferred income taxes                                5,273                     5,410
Prepaid federal income taxes                                                          673                     5,019
Prepayments                                                                         2,638                       760
Vacation pay deferred                                                               4,588                     4,588
                                                                                    -----                     -----
Total                                                                              91,408                   100,200
                                                                                   ------                   -------

DEFERRED CHARGES:
Deferred charges related to income taxes                                           24,902                    25,036
Deferred fuel charges                                                               6,570                     9,000
Debt expense and loss, being amortized                                             10,636                    10,929
Deferred early retirement program costs                                            10,536                    11,286
Miscellaneous                                                                      11,786                    11,135
                                                                                   ------                    ------
Total                                                                              64,430                    67,386
                                                                                   ------                    ------

TOTAL ASSETS                                                                   $1,117,104                $1,123,711
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





                                               MISSISSIPPI POWER COMPANY
                                                CONDENSED BALANCE SHEETS
                                            (Stated in Thousands of Dollars)

                                             CAPITALIZATION AND LIABILITIES

                                                                              At March 31,
                                                                                  1995                At December 31,
                                                                              (Unaudited)                  1994

CAPITALIZATION:
Common stock equity--
Common stock (without par value), authorized
   1,130,000 shares, outstanding 1,121,000 shares                               $   37,691                $   37,691
Paid-in capital                                                                    179,362                   179,362
Premium on preferred stock                                                             372                       372
Retained earnings                                                                  143,696                   144,328
                                                                                   -------                   -------
                                                                                   361,121                   361,753
Cumulative preferred stock                                                          74,414                    74,414
Long-term debt                                                                     285,602                   306,522
                                                                                   -------                   -------
Total                                                                              721,137                   742,689
                                                                                   -------                   -------

CURRENT LIABILITIES:
Long-term debt due within one year                                                  58,080                    41,199
Notes payable                                                                       22,000                         -
Accounts payable--
   Affiliated companies                                                              7,328                     3,337
   Other                                                                            24,112                    31,144
Customer deposits                                                                    2,678                     2,712
Taxes accrued--
   Federal and state income                                                          2,910                       433
   Other                                                                             8,617                    31,224
Interest accrued                                                                     5,062                     4,427
Miscellaneous                                                                       13,948                    14,613
                                                                                    ------                    ------
Total                                                                              144,735                   129,089
                                                                                   -------                   -------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                  129,214                   129,505
Accumulated deferred investment tax credits                                         30,863                    31,228
Deferred credits related to income taxes                                            45,227                    45,832
Accumulated provision for property damage                                           11,280                    10,905
Miscellaneous                                                                       34,648                    34,463
                                                                                    ------                    ------
Total                                                                              251,232                   251,933
                                                                                   -------                   -------

TOTAL CAPITALIZATION AND LIABILITIES                                            $1,117,104                $1,123,711
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

                                     MISSISSIPPI POWER COMPANY
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net Income
MISSISSIPPI's net income after dividends on preferred stock for the first quarter of 1995 was $9.3 million, compared to $8.3 million for the corresponding period of 1994. Net income rose primarily because of lower maintenance expenses and a retail rate increase under the ECO plan.

Revenues
Revenues for the first three months of 1995 decreased, compared to the same period of 1994, because of decreases of 0.9% in retail energy sales and approximately 44% in non-affiliated non-territorial wholesale energy sales. However, revenues were positively impacted by a retail rate increase of $7.6 million annually under the ECO plan effective April 1994. Energy sales to wholesale customers in MISSISSIPPI's service territory were up a small amount. Energy sales to commercial customers increased 2.6% reflecting sales to casinos and service industries supporting casinos in coastal Mississippi. Total energy sales decreased 2.4%. Non-affiliated wholesale capacity revenues decreased approximately $0.5 million.

Expenses
Fuel and purchased power expenses combined decreased in the first quarter of 1995, compared to the corresponding period of 1994, due to lower energy sales. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company.

     Other operation expenses in the first quarter of 1995, compared to the corresponding period in 1994, increased primarily due to the amortization of workforce reduction programs and, pursuant to the Clean Air Act, the recognition of emission allowance expense. Such emission allowances are a recoverable expense under the ECO plan. The decrease in maintenance expense is attributable to the timing of scheduled maintenance on production facilities. Taxes other than income taxes decreased because of lower revenues. The increase in income tax expense reflects higher earnings.

     The increase in interest was because of the sale or issuance of additional debt instruments and higher interest rates on $23.3 million of pollution control bonds that have variable interest rates.

Allowance for Funds Used During Construction
AFUDC represents the cost of capital charged to utility plant under construction. The equity portion of AFUDC represents non-cash income. However, when facilities are completed and included in rate base, previously capitalized amounts increase cash flow because revenues are higher as a result of the increased rate base and additional depreciation expense. The amount of AFUDC recorded in 1994 was higher because of MISSISSIPPI's investment in the construction of a combustion turbine generating unit. This unit began commercial operation in May 1994.

                                    MISSISSIPPI POWER COMPANY
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations  (Continued)

Future Earnings Potential
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from regulatory matters to growth in energy sales to a less regulated, more competitive environment. Operating revenues will be affected by any changes in rates under the PEP and ECO plans. The PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place. Also see Notes (B) and (C) to the Condensed Financial Statements herein for information regarding FERC's review of equity returns and workforce reduction programs, respectively.

     MISSISSIPPI's 1995 annual filing under the ECO plan with the Mississippi PSC resulted in an approved annual revenue requirement, effective in May 1995, of $3.7 million, including $1.6 million of 1994 carryover.

     Future earnings in the near term will also depend upon growth in electric sales which are subject to a number of factors. Traditionally, these factors have included the rate of economic growth in MISSISSIPPI's service area, customer growth, competition, weather, changes in contracts with neighboring utilities, energy conservation practiced by customers, and the elasticity of demand. The enactment of the Energy Act is beginning to have a dramatic effect on the future of the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in MISSISSIPPI's 1994 Annual Report on Form 10-K.

    MISSISSIPPI is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the company's operations is no longer subject to these provisions, MISSISSIPPI would be required to write off related regulatory assets and liabilities. See Note 1 to the financial statements in Item 8 in MISSISSIPPI's 1994 Annual Report on Form 10-K for additional information.

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. MISSISSIPPI anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of MISSISSIPPI based on the current regulatory structure in which MISSISSIPPI operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

                                     MISSISSIPPI POWER COMPANY
                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition

Overview
During the first three months of 1995, gross property additions were $16.3 million. The funds for these additions and other capital requirements were derived primarily from internal sources and an increase in short-term debt. See the Condensed Statements of Cash Flows for further details.

     At March 31, 1995, cash totaled approximately $1.2 million and MISSISSIPPI had $97 million of unused credit arrangements with banks to meet short-term cash needs. MISSISSIPPI had $22 million of notes payable outstanding at quarter-end. It is MISSISSIPPI's strategy to maintain a permanent layer of short-term debt, approximately $40 million through the end of 1995, consistent with its overall risk capital strategy.

Capital Requirements
MISSISSIPPI's gross property additions for the next three years are estimated to be $223 million ($78 million in 1995, $73 million in 1996 and $72 million in 1997). The major emphasis within the construction program will be on upgrading existing facilities. Included in these construction estimates is $2.9 million committed to meeting the requirements of the Clean Air Act regulations. Revisions may be necessary because of factors such as revised load projections, the availability and cost of capital and changes in environmental regulations.

    In addition to the funds required for the construction program, approximately $58.1 million will be required by March 31, 1996, for maturities of long-term debt. It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations, the sale of additional first mortgage bonds, pollution control bonds and preferred stock and the receipt of additional capital contributions from SOUTHERN. MISSISSIPPI is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. MISSISSIPPI's coverage ratios are sufficiently high to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which MISSISSIPPI will be able to issue in the future will depend upon market conditions and other factors prevailing at that time.

Environmental Matters
Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will have a significant impact on the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in MISSISSIPPI's 1994 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time pending the development and implementation of applicable regulations. MISSISSIPPI's management believes that the ECO plan will provide for retail recovery of the Clean Air Act costs.

                                      MISSISSIPPI POWER COMPANY
                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

     MISSISSIPPI must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, MISSISSIPPI could incur costs to clean up properties currently or previously owned. Upon identifying potential sites, the company conducts studies, when possible, to determine the extent of any required cleanup costs. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. A currently owned site where manufactured gas plant operations were located prior to MISSISSIPPI's ownership is under investigation for potential remediation, but no prediction can presently be made regarding the extent, if any, of contamination or possible cleanup. Results of this investigation are expected to be available in early 1995. If this site were required to be remediated, industry studies show MISSISSIPPI could incur cleanup costs ranging from $1.5 million to $10 million before giving consideration to possible recovery of clean-up costs from other parties. Accordingly, no accrual has been made for remediation in the accompanying Condensed Financial Statements.

                                         SAVANNAH ELECTRIC
                                                AND
                                          POWER COMPANY

                                 SAVANNAH ELECTRIC AND POWER COMPANY
                       MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


     The condensed financial statements of SAVANNAH included herein have been prepared by SAVANNAH, without audit, pursuant to the rules and regulations of the SEC. In the opinion of SAVANNAH's management, the information regarding SAVANNAH furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in the first quarter of 1994, included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although SAVANNAH believes that the disclosures regarding SAVANNAH are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in SAVANNAH's latest annual report on Form 10-K.



                                   SAVANNAH ELECTRIC AND POWER COMPANY
                                 CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                     (Stated in Thousands of Dollars)


                                                                                          For the Three Months
                                                                                             Ended March 31,
                                                                                          1995              1994

OPERATING REVENUES:
Revenues                                                                                 $45,016            $46,400
Revenues from affiliates                                                                   1,727                317
                                                                                           -----                ---
Total operating revenues                                                                  46,743             46,717
                                                                                          ------             ------

OPERATING EXPENSES:
Operation--
   Fuel                                                                                    1,350              2,139
   Purchased power from non-affiliates                                                       349                359
   Purchased power from affiliates                                                        15,236             15,229
   Other                                                                                  10,203              9,428
Maintenance                                                                                3,236              2,647
Depreciation and amortization                                                              4,747              4,250
Taxes other than income taxes                                                              2,961              2,562
Federal and state income taxes                                                             2,193              2,973
                                                                                           -----              -----
Total operating expenses                                                                  40,275             39,587
                                                                                          ------             ------
OPERATING INCOME                                                                           6,468              7,130
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                           22                387
Other, net                                                                                  (124)              (231)
Income taxes applicable to other income                                                       48                 88
                                                                                              --                 --
INCOME BEFORE INTEREST CHARGES                                                             6,414              7,374
                                                                                           -----              -----
INTEREST CHARGES:
Interest on long-term debt                                                                 3,129              3,152
Allowance for debt funds used during construction                                            (73)              (500)
Amortization of debt discount, premium and expense, net                                      138                137
Other interest charges                                                                       219                106
                                                                                             ---                ---
Net interest charges                                                                       3,413              2,895
                                                                                           -----              -----
NET INCOME                                                                                 3,001              4,479
DIVIDENDS ON PREFERRED STOCK                                                                 581                581
                                                                                             ---                ---
NET INCOME AFTER DIVIDENDS ON PREFERRED STOCK                                            $ 2,420            $ 3,898
                                                                                         =======            =======

( )  Denotes red figure.


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.



                                   SAVANNAH ELECTRIC AND POWER COMPANY
                           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (Stated in Thousands of Dollars)

                                                                                                For the Three Months
                                                                                                   Ended March 31,
                                                                                                1995            1994
OPERATING ACTIVITIES:
Net income                                                                                     $3,001          $ 4,479
Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization                                                                5,116            4,617
   Deferred taxes, net                                                                            163              704
   Allowance for equity funds used during construction                                            (22)            (387)
   Other, net                                                                                     (84)             (85)
   Changes in certain current assets and liabilities--
     Receivables, net                                                                           2,860           15,175
     Inventories                                                                                 (836)              69
     Payables                                                                                   1,736          (16,994)
     Taxes accrued                                                                              2,253            3,454
     Other                                                                                     (2,501)          (2,376)
                                                                                               ------           ------
Net Cash Provided From Operating Activities                                                    11,686            8,656
                                                                                               ------            -----

INVESTING ACTIVITIES:
Gross property additions                                                                       (7,627)          (7,766)
Other                                                                                          (1,563)            (916)
                                                                                               ------             ----
Net Cash Used For Investing Activities                                                         (9,190)          (8,682)
                                                                                               ------           ------

FINANCING ACTIVITIES:
Proceeds:
   Other long-term debt                                                                         3,500            6,000
Retirements:
   First mortgage bonds                                                                        (1,350)               -
   Other long-term debt                                                                        (1,697)            (198)
Notes payable, net                                                                                500           (1,000)
Payment of preferred stock dividends                                                             (581)            (387)
Payment of common stock dividends                                                              (4,400)          (4,100)
Miscellaneous                                                                                       -              (48)
                                                                                                    -              ---
Cash Provided From (Used For) Financing Activities                                             (4,028)             267
                                                                                               ------              ---
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (1,532)             241
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                1,563            3,915
                                                                                                -----            -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $    31          $ 4,156
                                                                                              =======          =======

Supplemental cash flow information:
Cash paid (received) during the period for--
   Interest (net of amount capitalized)                                                        $4,871          $4,236
   Income taxes (refunded)                                                                        444            (155)


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.




                                            SAVANNAH ELECTRIC AND POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                                  At March 31,
                                                                                       1995            At December 31,
                                                                                  (Unaudited)               1994

UTILITY PLANT:
Plant in service, at original cost                                                  $694,935                $693,432
Less accumulated provision for depreciation                                          271,912                 267,590
                                                                                     -------                 -------
                                                                                     423,023                 425,842
Construction work in progress                                                         11,364                   5,930
                                                                                      ------                   -----
Total                                                                                434,387                 431,772
                                                                                     -------                 -------

OTHER PROPERTY AND INVESTMENTS                                                         1,790                   1,790
                                                                                       -----                   -----

CURRENT ASSETS:
Cash and cash equivalents                                                                 31                   1,563
Receivables--
   Customer accounts receivable                                                       16,808                  17,581
   Other accounts and notes receivable                                                   223                     216
   Affiliated companies                                                                  537                     177
   Accumulated provision for uncollectible accounts                                     (893)                   (866)
   Fuel cost under recovery                                                              680                   3,113
Fuel stock, at average cost                                                            8,474                   7,557
Materials and supplies, at average cost                                                8,995                   9,076
Prepayments                                                                            9,282                   7,446
                                                                                       -----                   -----
Total                                                                                 44,137                  45,863
                                                                                      ------                  ------

DEFERRED CHARGES:
Deferred charges related to income taxes                                              23,289                  23,521
Debt expense and loss, being amortized                                                 6,249                   6,387
Cash surrender value of life insurance for deferred compensation plan                  7,028                   7,028
Miscellaneous                                                                          2,450                   1,944
                                                                                       -----                   -----
Total                                                                                 39,016                  38,880
                                                                                      ------                  ------

TOTAL ASSETS                                                                        $519,330                $518,305
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



                                           SAVANNAH ELECTRIC AND POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                              CAPITALIZATION AND LIABILITIES


                                                                                  At March 31,
                                                                                     1995                At December 31,
                                                                                  (Unaudited)                 1994
CAPITALIZATION:
Common stock equity--
Common stock ($5 par value)--authorized 16,000,000 shares;
   outstanding 10,844,635 shares                                                    $ 54,223                 $ 54,223
Paid-in capital                                                                        8,688                    8,688
Additional minimum liability for under-funded pension obligations                     (2,181)                    (546)
Retained earnings                                                                     97,236                   99,216
                                                                                      ------                   ------
                                                                                     157,966                  161,581
Preferred stock                                                                       35,000                   35,000
Long-term debt                                                                       157,856                  155,922
                                                                                     -------                  -------
Total                                                                                350,822                  352,503
                                                                                     -------                  -------

CURRENT LIABILITIES:
Amount of securities due within one year                                               1,111                    2,579
Notes payable                                                                          3,000                    2,500
Accounts payable--
   Affiliated companies                                                                4,782                    5,162
   Other                                                                               4,428                    3,829
Customer deposits                                                                      4,768                    4,698
Taxes accrued--
   Federal and state income                                                            1,055                      272
   Other                                                                               2,331                      861
Interest accrued                                                                       5,170                    6,830
Vacation pay accrued                                                                   1,841                    1,823
Pensions accrued                                                                       4,680                    4,783
Miscellaneous                                                                          2,445                    3,499
                                                                                       -----                    -----
Total                                                                                 35,611                   36,836
                                                                                      ------                   ------

DEFERRED CREDITS:
Accumulated deferred income taxes                                                     71,878                   70,786
Accumulated deferred investment tax credits                                           14,471                   14,637
Deferred credits related to income taxes                                              25,359                   25,487
Deferred compensation plans                                                            7,030                    6,807
Deferred under-funded accrued benefit obligation                                       5,688                    3,022
Postretirement benefits                                                                4,232                    3,808
Miscellaneous                                                                          4,239                    4,419
                                                                                       -----                    -----
Total                                                                                132,897                  128,966
                                                                                     -------                  -------

TOTAL CAPITALIZATION AND LIABILITIES                                                $519,330                 $518,305
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

                                SAVANNAH ELECTRIC AND POWER COMPANY
                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings
SAVANNAH's net income after dividends on preferred stock for the first three months of 1995 was $2.4 million, compared to $3.9 million in the corresponding period of 1994. The decrease in net income was primarily due to higher operation and maintenance expenses and lower construction related credits.

Revenues
Although revenues for the first quarter of 1995 were comparable to the corresponding period in 1994, earnings suffered because of the change in the composition of energy sales. Retail energy sales increased 1.1%, with the industrial sector offsetting decreases from residential and commercial customers. Industrial energy sales were higher primarily because a major customer performed maintenance on its cogeneration facility in the first quarter of 1995 and purchased replacement energy under a rate schedule that has a smaller profit margin than for typical residential and commercial customers. Wholesale energy sales to non-affiliated companies decreased; however, only the capacity revenues of such sales have any measurable effect on earnings. Capacity revenues fell $113,000.

Expenses
Fuel expenses during the first quarter of 1995 decreased, compared to those recorded in the first quarter of 1994, because generation was lower by one-third. The change in generation was due to demand in SAVANNAH's service area and elsewhere in the Southeast. Purchased power transactions among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings. Other operation expenses for the first three months of 1995 increased over the corresponding period in 1994 for a variety of reasons including employee compensation and consulting costs for training and increased expenses related to demand side option programs. The change in maintenance expense reflects the unscheduled maintenance at Plant McIntosh. Depreciation and amortization rose because of the commercial operation of two combustion turbine peaking units in April and May 1994. Income taxes were lower because of the change in taxable income.

Allowance for Funds Used During Construction
AFUDC represents the cost of capital charged to utility plant under construction and is included in rate base. The equity portion of AFUDC represents non-cash income. In addition, when facilities are completed and included in rate base, previously capitalized amounts increase cash flow because revenues are higher as a result of the increased rate base and additional depreciation expense. The amount of AFUDC recorded in 1994 was higher because of SAVANNAH's investment in the construction of two 80 megawatt combustion turbine peaking units. These units were placed in service in April and May 1994.

                                SAVANNAH ELECTRIC AND POWER COMPANY
                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

Future Earnings Potential
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from growth in energy sales to a less regulated, more competitive environment.

     Compliance costs related to the Clean Air Act will reduce earnings if such increased costs cannot be offset. The Clean Air Act is discussed under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in SAVANNAH's 1994 Annual Report on Form 10-K.

     Future earnings in the near term will also depend upon growth in electric sales which are subject to a number of factors. Traditionally, these factors have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in SAVANNAH's service area. The enactment of the Energy Act is beginning to have a dramatic effect on the future of the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in SAVANNAH's 1994 Annual Report on Form 10-K.

     SAVANNAH is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the company's operations is no longer subject to these provisions, SAVANNAH would be required to write off related regulatory assets and liabilities. See
Note 1 to the financial statements in Item 8 of SAVANNAH's 1994 Annual Report on Form 10-K for additional information.

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SAVANNAH anticipates adopting this standard on January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of SAVANNAH based on the current regulatory structure in which SAVANNAH operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

Financial Condition

Overview
During the first three months of 1995, SAVANNAH made gross property additions to utility plant of $7.6 million. The funds for these additions and other capital requirements came from operating activities, principally from earnings and noncash charges to income such as depreciation. See the Condensed Statements of Cash Flows for further details.

                                 SAVANNAH ELECTRIC AND POWER COMPANY
                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

Capital Requirements for Construction
SAVANNAH's construction program is budgeted at $87 million for the three years 1995 through 1997 ($34 million in 1995, $27 million in 1996 and $26 million in 1997). Actual construction costs may vary from this estimate because of such factors as changes in business conditions; changes in environmental regulations; the cost and efficiency of construction labor, equipment and materials; revised load growth estimates and changes in cost of capital. Such construction expenditures will be incurred for transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

     Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will have a significant impact on the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in SAVANNAH's 1994 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations. There can be no assurance that compliance costs will be recovered through corresponding increases in rates.

Sources of Capital
At March 31, 1995, SAVANNAH had $27.0 million of unused credit arrangements with banks to meet its short-term cash needs. SAVANNAH had $3.0 million of short-term debt outstanding at quarter-end. Additionally, SAVANNAH has $1.1 million of leases maturing by March 31, 1996. SAVANNAH has received the authority from the SEC to have outstanding at any one time an amount of up to $70 million in short-term borrowings.

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


                                       INDEX TO APPLICABLE NOTES TO
                                    FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant                          Applicable Notes

                  SOUTHERN                            A, B, C, D, E, F, G, H, J

                  ALABAMA                             B, C, D

                  GEORGIA                             B, C, E, F, G, H, I, J

                  GULF                                B, C

                  MISSISSIPPI                         B, C

                  SAVANNAH                            C

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

NOTES TO CONDENSED FINANCIAL STATEMENTS:

(A) Reference is made to Item 3 - LEGAL PROCEEDINGS in the SOUTHERN system's combined Annual Report on Form 10-K for the year ended December 31, 1994 for a description of the proceedings related to a derivative action filed against certain current and former directors and officers of SOUTHERN.

(B) Reference is made to Note 3 to each of the registrant's, except SAVANNAH's, notes to the financial statements in Item 8 in the SOUTHERN system's combined 1994 Annual Report on Form 10-K for a discussion of the proceedings initiated by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts.

(C) Certain of the registrants and SCS, the system service company, instituted workforce reduction programs. The expenses recognized and the unamortized balance of deferred expenses under these programs were as follows: (in thousands)


                                          Three Months Ended              Unamortized Balance
                                                 March 31,                  at March 31, 1995
                                          -------------------             -------------------
                                          1995            1994
                                          ----            ----
      ALABAMA                             $1,445        $ 9,700                  $ 3,105
      GEORGIA                              1,060         84,689                        -
      GULF                                     -            657                        -
      MISSISSIPPI                            750              -                   10,536
      SAVANNAH                                 -            551                        -
                                               -            ---                        -
      SOUTHERN system                     $3,255        $95,597                  $13,641
                                          ======        =======                  =======


(D) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information with respect to a civil complaint filed regarding ALABAMA's financing of heat pumps and other merchandise.

(E) Pursuant to orders from the Georgia PSC, GEORGIA deferred financing and depreciation costs under phase-in plans for Plant Vogtle units 1 and 2 until the allowed investment was fully reflected in rates as of October 1991. In addition, the Georgia PSC issued two separate accounting orders that required GEORGIA to defer substantially all operating and financing costs related to both units until rate orders addressed these costs. The Georgia PSC orders provide for recovery of deferred costs within 10 years.

     The Georgia PSC also ordered GEORGIA to levelize declining capacity buyback expense from the co-owners of the plant over a six-year period beginning October 1991. The unamortized balance of these deferred costs at March 31, 1995, was $404 million.


(F) Reference is made to Note 4 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information concerning the uncertainty related to the actions of regulatory authorities with respect to the recovery of costs of the Rocky Mountain pumped storage hydroelectric project. The ultimate outcome of this matter cannot now be determined.

(G) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding recovery of GEORGIA's costs from demand-side conservation programs. The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's Condensed Financial Statements.

(H) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding a tax deficiency notice received from the Internal Revenue Service relating to GEORGIA's tax accounting for the sale in 1984 of an interest in Plant Vogtle and related capacity and energy buyback commitments. The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's Condensed Financial Statements.

(I) Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding joint complaints filed by OPC and MEAG seeking recovery from GEORGIA for alleged partial requirements rates overcharges plus interest. While the outcome of this matter cannot now be determined, in management's opinion, it will not have a material adverse effect on GEORGIA's Condensed Financial Statements.

(J) Reference is made to Note 3 and Note 4 to the financial statements of SOUTHERN and GEORGIA, respectively, in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information on certain environmental contingencies.

PART II        -     OTHER INFORMATION

Item 1.              Legal Proceedings.

               (1) Reference is made to the Notes to Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.

               (2) In May 1994, GEORGIA received a notice of violation from the NRC proposing a civil penalty in the amount of $200,000 based upon allegedly inaccurate and incomplete information relating to Plant Vogtle reported to the NRC in 1990. The NRC also issued demands for information regarding alleged performance failures by six individual employees to enable the NRC to determine whether additional enforcement actions are necessary. GEORGIA submitted responses to such notice of violation and demands in August 1994 and February 1995.

                        In February 1995, the NRC issued a modified notice of
                    violation in which it withdrew one of the five violations initially alleged and again proposed a $200,000 civil penalty. The NRC also determined that, subject to certain commitments with respect to one individual employee, no additional enforcement sanctions were warranted.

                        GEORGIA has paid the civil penalty proposed by the NRC,
                    and this matter is now concluded.

               (3) Reference is made to Item 3 - LEGAL PROCEEDINGS in the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act.

Item 6.             Exhibits and Reports on Form 8-K.

    (a)             Exhibits.

                    Exhibit 24(a) - Powers of Attorney and resolutions. (Designated in the SOUTHERN system's combined Form 10-K for the year ended December 31, 1994, File Nos. 1-3526, 1-3164, 1-6468, 0-2429, 0-6849 and 1-5072 as Exhibits 24(a), 24(b),
                    24(c), 24(d), 24(e) and 24(f), respectively, and incorporated herein by reference.)

                    Exhibit 24(b) - Power of Attorney relating to Chief Executive Officer of MISSISSIPPI.

Item 6.             Exhibits and Reports on Form 8-K.  (Continued)

                    Exhibit 27 - Financial Data Schedules (a) SOUTHERN (b) ALABAMA (c) GEORGIA (d) GULF (e) MISSISSIPPI (f) SAVANNAH

    (b)             Reports on Form 8-K.

                    During the first quarter of 1995, each of the registrants filed a Form 8-K dated February 15, 1995, whereby their respective audited financial statements as of December 31, 1994, were made a part of the public record. Additionally, SOUTHERN filed a Form 8-K dated January 25, 1995, to facilitate a security sale.

                                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

              THE SOUTHERN COMPANY

     By        A. W. Dahlberg
               Chairman, President and Chief Executive Officer
               (Principal Executive Officer)

     By       W. L. Westbrook
              Financial Vice President
              (Principal Financial and
              Accounting Officer)

     By     /s/ Wayne Boston
            (Wayne Boston, Attorney-in-fact)

                                                           Date:  May 11, 1995
- -------------------------------------------------------------------------------

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

              ALABAMA POWER COMPANY

     By       Elmer B. Harris, President and Chief
              Executive Officer

     By       William B. Hutchins, III, Executive Vice President
              (Principal Financial Officer)

     By       /s/ Wayne Boston
              (Wayne Boston, Attorney-in-fact)

                                                           Date:  May 11, 1995

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

              GEORGIA POWER COMPANY

     By       H. Allen Franklin
              President and Chief Executive Officer
              (Principal Executive Officer)

     By       Warren Y. Jobe
              Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

     By       /s/ Wayne Boston
               (Wayne Boston, Attorney-in-fact)


                                                        Date: May 11, 1995
- -----------------------------------------------------------------------------

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

              GULF POWER COMPANY

     By       Travis J. Bowden, President and Chief Executive Officer

     By       A. E. Scarbrough, Vice President - Finance
              (Principal Financial and Accounting Officer)

     By       /s/ Wayne Boston
               (Wayne Boston, Attorney-in-fact)


                                                        Date: May 11, 1995

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

              MISSISSIPPI POWER COMPANY

     By       Dwight H. Evans, President and Chief Executive Officer

     By Michael W. Southern, Vice President, Secretary, Treasurer and Chief Financial Officer
              (Principal Financial and Accounting Officer)

     By     /s/ Wayne Boston
             (Wayne Boston, Attorney-in-fact)


                                                        Date: May 11, 1995

- -----------------------------------------------------------------------------

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

              SAVANNAH ELECTRIC AND POWER COMPANY

     By       Arthur M. Gignilliat, Jr., President

     By       Kirby R. Willis, Vice President, Treasurer and Chief
              Financial Officer
              (Principal Financial and Accounting Officer)

     By       /s/ Wayne Boston
               (Wayne Boston, Attorney-in-fact)

                                                        Date:  May 11, 1995