Form 10-Q
period 1995-06-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1995-08-14
CIK 92122, 3153, 41091, 44545, 66904, 86940

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549
                                        -------------------------

                                                FORM 10-Q
                          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the Quarter Ended June 30, 1995
                                                   OR
                          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the Transition Period from _____to_____

Commission         Registrant, State of Incorporation,     I.R.S. Employer
File Number        Address and Telephone Number           Identification No.

1-3526             The Southern Company                        58-0690070
                   (A Delaware Corporation)
                   64 Perimeter Center East
                   Atlanta, Georgia 30346
                   (770) 393-0650

-3164              Alabama Power Company                       63-0004250
                   (An Alabama Corporation)
                   600 North 18th Street
                   Birmingham, Alabama 35291
                  (205) 250-1000

1-6468             Georgia Power Company                       58-0257110
                   (A Georgia Corporation)
                   333 Piedmont Avenue, N.E.
                   Atlanta, Georgia 30308
                   (404) 526-6526

0-2429             Gulf Power Company                          59-0276810
                   (A Maine Corporation)
                   500 Bayfront Parkway
                   Pensacola, Florida 32501
                   (904) 444-6111

0-6849             Mississippi Power Company                   64-0205820
                   (A Mississippi Corporation)
                   2992 West Beach
                   Gulfport, Mississippi 39501
                   (601) 864-1211

1-5072             Savannah Electric and Power Company         58-0418070
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


                                        Description of                    Shares Outstanding
Registrant                               Common Stock                       at July 31, 1995

The Southern Company                      Par Value $5 Per Share              665,774,460
Alabama Power Company                     Par Value $40 Per Share               5,608,955
Georgia Power Company                     No Par Value                          7,761,500
Gulf Power Company                        No Par Value                            992,717
Mississippi Power Company                 Without Par Value                     1,121,000
Savannah Electric and Power Company       Par Value $5 Per Share               10,844,635

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



                                                         Table of Contents
PART I
                                                                                                         Page
Definitions
                                                                                                           4
The Southern Company and Subsidiary Companies
     Management's Opinion as to Fair Statement of Results                                                  6
     Condensed Statements of Income                                                                        7
     Condensed Statements of Cash Flows                                                                    8
     Condensed Balance Sheets                                                                              9
     Management's Discussion and Analysis of Results of Operations and Financial Condition                11

Alabama Power Company
     Management's Opinion as to Fair Statement of Results                                                 18
     Review by Independent Public Accountants                                                             18
     Condensed Statements of Income                                                                       19
     Condensed Statements of Cash Flows                                                                   20
     Condensed Balance Sheets                                                                             21
     Management's Discussion and Analysis of Results of Operations and Financial Condition                23
     Exhibit 1 - Report of Independent Public Accountants                                                 27

Georgia Power Company
     Management's Opinion as to Fair Statement of Results                                                 29
     Review by Independent Public Accountants                                                             29
     Condensed Statements of Income                                                                       30
     Condensed Statements of Cash Flows                                                                   31
     Condensed Balance Sheets                                                                             32
     Management's Discussion and Analysis of Results of Operations and Financial Condition                34
     Exhibit 1 - Report of Independent Public Accountants                                                 40

Gulf Power Company
     Management's Opinion as to Fair Statement of Results                                                 42
     Condensed Statements of Income                                                                       43
     Condensed Statements of Cash Flows                                                                   44
     Condensed Balance Sheets                                                                             45
     Management's Discussion and Analysis of Results of Operations and Financial Condition                47

Mississippi Power Company
     Management's Opinion as to Fair Statement of Results                                                 52
     Condensed Statements of Income                                                                       53
     Condensed Statements of Cash Flows                                                                   54
     Condensed Balance Sheets                                                                             55
     Management's Discussion and Analysis of Results of Operations and Financial Condition                57

Savannah Electric and Power Company
     Management's Opinion as to Fair Statement of Results                                                 62
     Condensed Statements of Income                                                                       63
     Condensed Statements of Cash Flows                                                                   64
     Condensed Balance Sheets                                                                             65
     Management's Discussion and Analysis of Results of Operations and Financial Condition                67


                                         Table of Contents
                                           (Continued)
                                                                        Page

Notes to the Condensed Financial Statements                               70

PART II
  Item 1.    Legal Proceedings                                            74

  Item 4.    Submission of Matters to a Vote of Security Holders          74

  Item 6.    Exhibits and Reports on Form 8-K                             77

Signatures
                                                                          78
                                           DEFINITIONS


     TERM                                         MEANING
     AFUDC....................................... Allowance for Funds Used During Construction
     ALABAMA..................................... Alabama Power Company
     Clean Air Act .............................. Clean Air Act Amendments of 1990
     ECO Plan.................................... Environmental Compliance Overview Plan
     Energy Act.................................. Energy Policy Act of 1992
     FASB........................................ Financial Accounting Standards Board
     FERC........................................ Federal Energy Regulatory Commission
     GEORGIA..................................... Georgia Power Company
     GULF........................................ Gulf Power Company
     IRS......................................... Internal Revenue Service
     MEAG........................................ Municipal Electric Authority of Georgia
     MISSISSIPPI................................. Misissippi Power Company
     Mobile...................................... Mobile Energy Services Company, L.L.C.
     NRC......................................... Nuclear Regulatory Commission
     OPC......................................... Oglethorpe Power Corporation
     PEP......................................... Performance Evaluation Plan
     PSC ........................................ Public Service Commission
     SAVANNAH ................................... Savannah Electric and Power Company
     SCS......................................... Southern Company Services, Inc.
     SEC......................................... Securities and Exchange Commission
     SEI......................................... Southern Electric International, Inc.
     SEGCO....................................... Southern Electric Generating Company
     SOUTHERN ................................... The Southern Company
     South Western............................... South Western Electricity PLC (United Kingdom)

                                                   THE SOUTHERN COMPANY
                                                 AND SUBSIDIARY COMPANIES

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of SOUTHERN included herein have been prepared by SOUTHERN, without audit, pursuant to the rules and regulations of the SEC. In the opinion of SOUTHERN's management, subject to the effect of such adjustments, if any, as might have been required had the outcome of the uncertainty with respect to the actions of the regulators regarding the recoverability of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project as more fully discussed in Note (G) to the Condensed Financial Statements herein, been known, the information furnished herein reflects all adjustments (which, except for the provision for separation benefits as described in Note (C) to the Condensed Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although SOUTHERN believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in SOUTHERN's latest annual report on Form 10-K.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                              For the Three Months           For the Six Months
                                                                                Ended June 30,                 Ended June 30,
                                                                              --------------------          --------------------
                                                                              1995             1994         1995            1994
                                                                              ----             ----         ----            ----

OPERATING REVENUES                                                          $2,183,570    $2,068,485       $4,112,613    $4,000,915
                                                                            ----------    ----------       ----------    ----------
OPERATING EXPENSES:
Operation--
   Fuel                                                                        545,766       536,681          995,548     1,016,672
   Purchased power                                                              70,551        43,199          129,089       123,859
   Other                                                                       390,012       364,254          750,025       787,577
Maintenance                                                                    162,896       161,089          322,308       334,876
Depreciation and amortization                                                  216,720       202,176          429,041       402,386
Amortization of deferred Plant Vogtle expenses, net (Note F)                    29,793        15,789           57,950        28,407
Taxes other than income taxes                                                  121,432       118,015          244,880       236,951
Federal and state income taxes                                                 193,451       187,292          345,444       299,885
                                                                            ----------    ----------       ----------    ----------
Total operating expenses                                                     1,730,621     1,628,495        3,274,285     3,230,613
                                                                            ----------    ----------       ----------    ----------
OPERATING INCOME                                                               452,949       439,990          838,328       770,302
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                              1,885         2,492            5,004         5,775
Interest income                                                                    477         7,443            8,379        13,541
Other, net                                                                      10,534          (138)          (6,163)      (16,014)
Income taxes applicable to other income                                         (6,641)       (1,336)           5,039         4,725
                                                                            ----------    ----------       ----------    ----------
INCOME BEFORE INTEREST CHARGES                                                 459,204       448,451          850,587       778,329
                                                                            ----------    ----------       ----------    ----------
INTEREST CHARGES AND PREFERRED DIVIDENDS:
Interest on long-term debt                                                     137,103       146,087          273,501       288,658
Allowance for debt funds used during construction                               (5,391)       (5,342)         (11,239)       (9,726)
Interest on interim obligations                                                 14,793         8,323           28,391        17,572
Amortization of debt discount, premium and expense, net                          7,822         7,482           15,941        14,843
Other interest charges                                                          15,110        13,970           25,434        26,114
Preferred dividends of subsidiary companies                                     22,253        21,732           44,703        43,066
                                                                            ----------    ----------       ----------    ----------
Net interest charges and preferred dividends                                   191,690       192,252          376,731       380,527
                                                                            ----------    ----------       ----------    ----------

CONSOLIDATED NET INCOME                                                     $  267,514    $  256,199       $  473,856    $  397,802
                                                                            ==========    ==========       ==========    ==========

AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (Thousands)                                        665,670       648,347          663,532      647,399
EARNINGS PER SHARE OF COMMON STOCK                                               $0.40         $0.39            $0.71        $0.61
CASH DIVIDENDS PAID PER SHARE
   OF COMMON STOCK                                                              $0.305        $0.295            $0.61        $0.59



The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.



                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                             For the Six Months
                                                                                                 Ended June 30,
                                                                                              1995         1994
                                                                                              ----         ----

OPERATING ACTIVITIES:
Consolidated net income                                                                    $  473,856    $ 397,802
Adjustments to reconcile consolidated net income to net cash provided by operating activities--
    Depreciation and amortization                                                             536,079      519,402
    Deferred income taxes, net                                                                 29,591      (10,499)
    Allowance for equity funds used during construction                                        (5,004)      (5,775)
    Deferred Plant Vogtle costs                                                                57,950       28,407
    Provision for separation benefits                                                               -       83,962
    Gain on asset sales                                                                       (23,228)     (23,582)
    Other, net                                                                                 54,000      (23,628)
    Changes in certain current assets and liabilities--
     Receivables, net                                                                         (17,212)      11,956
     Fossil fuel stock                                                                        (13,024)     (74,858)
     Materials and supplies                                                                    14,949       (6,062)
     Accounts payable                                                                        (266,880)     (24,435)
     Taxes accrued                                                                            100,681       16,411
     Other                                                                                    (33,512)     (22,374)
                                                                                           ----------    ---------
Net cash provided from operating activities                                                   908,246      866,727
                                                                                           ----------    ----------
INVESTING ACTIVITIES:
Gross property additions                                                                     (634,641)    (696,330)
Sales of Property                                                                             131,099      141,931
Other                                                                                          27,621      (70,069)
                                                                                           ----------    ---------
Net cash used in investing activities                                                        (475,921)    (624,468)
                                                                                           ----------    ---------
FINANCING ACTIVITIES:
Proceeds--
  Common stock                                                                                186,535      121,766
  First mortgage bonds                                                                         90,000       35,000
  Pollution control bonds                                                                     198,535      106,165
  Other long-term debt                                                                        107,977      428,178
Retirements--
  Preferred stock                                                                              (1,000)      (1,000)
  First mortgage bonds                                                                       (171,356)    (106,679)
  Pollution control bonds                                                                    (198,625)     (52,555)
  Other long-term debt                                                                       (109,599)    (159,744)
Special deposits-redemption funds                                                            (135,933)    (187,259)
Interim obligations, net                                                                      (11,972)      (8,655)
Payment of common stock dividends                                                            (404,926)    (382,525)
Miscellaneous                                                                                  (5,574)      (8,667)
                                                                                           ----------    ---------
Net cash provided from (used in) financing activities                                        (455,938)    (215,975)
                                                                                           ----------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       (23,613)      26,284
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              139,309      178,346
                                                                                           ----------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  115,696    $ 204,630
                                                                                           ==========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                     $  305,783    $ 307,537
  Income taxes                                                                                245,202      291,612

The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.



                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                At June 30,
                                                                                   1995                  At December 31,
                                                                               (Unaudited)                    1994
                                                                               ----------               ---------------

UTILITY PLANT:
Plant in service                                                               $29,792,212               $29,208,380
Less accumulated provision for depreciation                                      9,947,958                 9,576,577
                                                                               -----------               -----------
                                                                                19,844,254                19,631,803
Nuclear fuel, at amortized cost                                                    222,870                   238,055
Construction work in progress                                                      928,533                 1,247,427
                                                                               -----------               -----------
Total                                                                           20,995,657                21,117,285
                                                                               -----------               -----------

OTHER PROPERTY AND INVESTMENTS:
Argentine operating concession, being amortized                                    440,442                   445,834
Nuclear decommissioning trusts                                                     159,118                   125,311
Miscellaneous                                                                      241,441                   223,504
                                                                               -----------               -----------
Total                                                                              841,001                   794,649
                                                                               -----------               -----------

CURRENT ASSETS:
Cash and cash equivalents                                                          115,696                   139,309
Special deposits                                                                   135,933                    36,338
Receivables, less accumulated provisions for uncollectible accounts
    of $11,295 at June 30, 1995 and $9,129 at December 31, 1994                  1,070,591                 1,021,590
Fossil fuel stock, at average cost                                                 363,564                   350,540
Materials and supplies, at average cost                                            537,860                   552,809
Prepayments                                                                        229,260                   193,983
Miscellaneous                                                                       73,195                    73,614
                                                                               -----------               -----------
Total                                                                            2,526,099                 2,368,183
                                                                               -----------               -----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                         1,403,780                 1,454,190
Deferred Plant Vogtle costs (F)                                                    374,142                   432,092
Debt expense and loss, being amortized                                             347,764                   345,897
Miscellaneous                                                                      533,054                   530,591
                                                                               -----------               -----------
Total                                                                            2,658,740                 2,762,770
                                                                               ------------              -----------

TOTAL ASSETS                                                                   $27,021,497               $27,042,887
                                                                               ===========               ===========


The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES


                                                                           At June 30,
                                                                              1995                 At December 31,
                                                                           (Unaudited)                    1994
                                                                           -----------              --------------
CAPITALIZATION:
Common stock, par value $5 per share -
   Authorized - 1 billion shares;
   Outstanding -June 30, 1995:  665,771,143 shares
   December 31, 1994:  656,528,126 shares                                    $ 3,328,856                $ 3,282,643
Paid-in capital                                                                1,850,386                  1,711,366
Premium on preferred stock                                                         1,012                      1,012
Retained earnings                                                              3,258,416                  3,191,228
                                                                             -----------                -----------
                                                                               8,438,670                  8,186,249
Preferred stock of subsidiaries                                                1,332,203                  1,332,203
Guaranteed interest in preferred securities of partnership                       100,000                    100,000
Long-term debt                                                                 7,035,240                  7,592,826
                                                                             -----------                -----------
Total                                                                         16,906,113                 17,211,278
                                                                             -----------                -----------

CURRENT LIABILITIES:
Amount of securities due within one year                                         708,422                    229,925
Notes payable 396,000                                                            575,200
Commercial paper                                                                 569,712                    402,484
Accounts payable                                                                 481,934                    806,459
Customer deposits                                                                104,673                    101,575
Taxes accrued--
   Federal and state income                                                       75,877                        243
   Other                                                                         176,766                    152,979
Interest accrued                                                                 186,850                    190,094
Vacation pay accrued                                                              89,720                     87,431
Miscellaneous                                                                    250,733                    232,325
                                                                             -----------                    -------
Total                                                                          3,040,687                  2,778,715
                                                                             -----------                -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              3,990,723                  4,007,427
Deferred credits related to income taxes                                         960,112                    986,933
Accumulated deferred investment tax credits                                      835,114                    857,387
Disallowed Plant Vogtle capacity buyback costs                                    58,854                     60,490
Prepaid capacity revenues, net                                                   134,893                    138,421
Miscellaneous                                                                  1,095,001                  1,002,236
                                                                             -----------                ------------
Total                                                                          7,074,697                  7,052,894
                                                                             -----------                -----------

TOTAL CAPITALIZATION AND LIABILITIES                                         $27,021,497                $27,042,887
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

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings
SOUTHERN's earnings for the second quarter and year-to-date 1995 were higher than earnings recorded in the corresponding periods of 1994 primarily because of higher retail revenues and, for year-to-date, costs recorded in the prior period associated with workforce reduction programs for GEORGIA and the system service company, SCS. Consolidated net income was $268 million ($0.40 per share) for the second quarter of 1995, compared to $256 million ($0.39 per share) for the second quarter of 1994. Earnings were $474 million ($0.71 per share) for year-to-date 1995, compared to $398 million ($0.61 per share) in the corresponding period of 1994. Disregarding the after-tax effect of the workforce reduction programs of $57 million ($0.09 per share), year-to-date earnings would have risen 4.2% over 1994's results.

Revenues
Retail energy sales increased 4.6% and 3.4% for the second quarter and year-to-date 1995, respectively, due to the improvement in the economy and an increase in customers served. An increase in wholesale energy sales was recorded in the second quarter of 1995; however, such energy sales in 1994 reflected a one-time reduction to GEORGIA's territorial wholesale customers as a result of a new agreement with these customers. Wholesale energy sales for year-to-date 1995 decreased due to reduced demand and scheduled reductions in off-system contracts. Capacity revenues for the second quarter and year-to-date 1995 were $13 million and $27 million less than in the corresponding periods of 1994 and coincided with GEORGIA completing the final sale in a series of four transactions for the sale of Plant Scherer Unit 4 in June 1995. The capacity from this unit had been dedicated to unit power sales.

Expenses
Although total generation for both periods of 1995 was approximately the same as in 1994, fuel expense for the second quarter of 1995 increased due to the displacement of nuclear and hydro generation with fossil generation. Fuel expense for both periods of 1995 benefitted from the lower average cost of fuel consumed. Purchased power expense in recent years has steadily declined because of the reduction in capacity buyback payments by GEORGIA to the co-owners of Plant Vogtle; however, an increase was recorded for the second quarter and year-to-date 1995 because of the one-time reduction recorded in 1994 as a result of a new agreement with GEORGIA's territorial wholesale customers. See Note (F) to the Condensed Financial Statements herein for information regarding the Georgia PSC's retail rate order that required the levelization of capacity buyback expense for Plant Vogtle.

    Other operation expenses for the second quarter of 1995 increased for a variety of factors including higher costs for demand side option programs (recoverable through rates), higher employee benefit and training costs and the recognition of emission allowance expense (also recoverable through rates).

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

ALABAMA accrues estimated operation and maintenance expenses related to nuclear refueling outages during the period between outages. During the second quarter of 1994, ALABAMA recorded a credit to the accrual to reflect actual incurred costs. Other operation expense in the first quarter of 1994 included approximately $93 million for costs associated with workforce reduction programs. See Note (C) to the Condensed Financial Statements herein.) Maintenance expenses for year-to-date 1995 decreased due to the timing of scheduled maintenance on generating units. The increase in depreciation and amortization is attributable to increased investment in plant.

Other Income
In May 1995, as a result of litigation, ALABAMA recorded a charge of $9 million to reflect the refund of interest on financing of merchandise sales. See Note
(D) to the Condensed Financial Statements herein for further details. On June 1 of 1994 and 1995, GEORGIA completed the third and fourth sales in a series of four separate transactions to sell Plant Scherer Unit 4. Each of these sales were for 16.55% of the unit. These sales generated cash of $133 million and $131 million, respectively, and resulted in after-tax gains of approximately $11 million and $12 million, respectively.

Interest Charges and Dividends on Preferred Stock
The decrease in interest on long-term debt reflects the SOUTHERN system's efforts to decrease its capital costs. However, since January 1994, interest rates have risen and SOUTHERN's subsidiaries have outstanding a number of securities with dividend rates that vary according to prevailing market conditions. Interest on interim obligations rose because of higher interest rates on an increased average amount of short-term debt outstanding.

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

     On July 13, 1995, SEI, a wholly-owned subsidiary of SOUTHERN, made a tender offer to acquire South Western in its entirety for approximately $1.6 billion. Such offer is not being made in the United States. South Western is one of twelve regional electricity companies in the United Kingdom. South Western's principal business is the distribution of electricity to 1.3 million

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

customers in the southwest portion of England. As of August 2, 1995, SEI had acquired approximately 16 million shares of South Western (14.4% of the issued capital). For further information reference is made to SOUTHERN's Current Report on Form 8-K dated July 13, 1995. SEI expects to learn within 60 days from the date of the tender offer whether its bid will be successful. To date, the management of South Western has recommended rejection of the offer.

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

     Reference is made to Note 3 to the financial statements of SOUTHERN in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding proceedings with respect to GEORGIA's recovery of demand-side conservation program costs. On August 7, 1995, the Georgia PSC ordered GEORGIA to discontinue the current demand-side conservation programs by the end of 1995. The rate riders will continue in effect until costs deferred are collected, not to exceed an $80 million cap as of December 31, 1995. In July 1995, GEORGIA recognized expenses of approximately $22 million for previously deferred costs which will not be recovered under the riders and costs expected to be incurred in excess of the capped amount.

     As discussed in Note (E) to the Condensed Financial Statements herein, ALABAMA has a retail rate moratorium on increases (but not decreases) in effect until July 2001.

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

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

     The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. Further discussion of this issue is found in "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in SOUTHERN's 1994 Annual Report on Form 10-K.

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

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SOUTHERN anticipates adopting this standard by January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of SOUTHERN based on the current regulatory structure in which SOUTHERN operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

Financial Condition

Overview
The major changes in SOUTHERN's financial condition during the first half of 1995 were the addition of approximately $658 million to utility plant, the commercial operation of eleven generating units designed for peak demand (approximately 860 megawatts of capacity, including two units of the Rocky Mountain project), and the consummation of the final transaction in the sale of Plant Scherer Unit 4. The funds for gross property additions and other capital requirements were derived primarily from operations and the sale of common stock by SOUTHERN. See SOUTHERN's Condensed Statements of Cash Flows for further details.

Capital Structure
One of SOUTHERN's goals is to maintain common equity as a percent of total capitalization, including short-term debt and the current portion of capitalization, within a range of 40 to 45%. This

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

ratio was 45.4% at June 30, 1995, compared to 44.4% at December 31, 1994. The market price of SOUTHERN's common stock at June 30, 1995, was $22.375 per share, compared to a book value of $12.68. This represents a market-to-book value ratio of 176%. The dividend for the second quarter of 1995 was 30.5 cents per share.

Capital Requirements for Construction
The construction program of SOUTHERN's operating subsidiaries is budgeted at $4.0 billion for the three years 1995 through 1997 ($1.4 billion in 1995, $1.3 billion in 1996 and $1.3 billion in 1997). Actual construction costs may vary from this estimate because of such factors as changes in business conditions; changes in nuclear plants to meet new regulations; changes in environmental regulations; revised load growth projections; increasing costs of labor, equipment and materials; and the cost of capital.

     Current energy demand forecasts do not require any additional baseload generating facilities until well into the future. However, within the service area, the construction of combustion turbine peaking units of approximately 380 megawatts (in addition to those units that began commercial operation in 1995) is planned to be completed by 1997. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants. Also, see Note 6 to the financial statements in Item 8 in SOUTHERN's 1994 Annual Report on Form 10-K for information regarding GEORGIA's joint ownership agreement for a combustion turbine unit in Florida.

     Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will impact the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in SOUTHERN's 1994 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

Other Capital Requirements
In addition to the funds needed for the construction program, approximately $708 million will be required by June 30, 1996, for present sinking fund requirements and maturities of long-term debt. Included in this amount is $136 million on deposit with the trustee that may be used only for the redemption of first mortgage bonds. Also, the operating subsidiaries plan to continue, to the extent possible, a program to retire high-cost debt and preferred stock and replace these obligations with lower-cost capital.

Sources of Funds
In addition to the sale of common stock in the first half of 1995, SOUTHERN may require additional equity capital during the remainder of the year. The amounts and timing of additional equity capital

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

to be raised in 1995, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. The operating subsidiaries plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. However, the type and timing of financings will depend on market conditions, maintenance of adequate earnings, and regulatory approval.

     Mobile filed a Registration Statement on Form S-1 to register $280 million of first mortgage bonds. In anticipation of the first mortgage bond offering and the concurrent offering of tax exempt bonds, Mobile entered into interest rate hedging agreements in order to achieve a targeted aggregate annual debt service. Interest rates have decreased since these hedging agreements were executed; accordingly Mobile expects to pay $46 million to terminate these agreements. Such amounts will be funded from the proceeds from the first mortgage bond issue and will be recorded as a cost of the new securities. Mobile expects to achieve its targeted annual debt service as a result of these transactions.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at June 30, 1995, approximately $116 million of cash and cash equivalents and approximately $1.5 billion of unused credit arrangements with banks.

     In connection with SEI's tender offer for South Western, SOUTHERN established credit commitments with four banks for $700 million. As of August 3, 1995, none of these credit commitments had been utilized.

     At June 30, 1995, the system companies had outstanding $396 million of notes payable and $570 million of commercial paper. The short-term lines of credit may not be utilized in their entirety without additional regulatory approval. Since the construction program with respect to major generating projects has been completed, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     In order to issue additional first mortgage bonds and preferred stock, the operating subsidiaries must comply with certain earnings coverage requirements outlined in their respective mortgage indentures and corporate charters. The coverage ratios of SOUTHERN's operating subsidiaries are sufficiently high to permit, at present interest and dividend rate levels, any foreseeable security sales. The amount of securities which they will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

                             ALABAMA POWER COMPANY

                             ALABAMA POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of ALABAMA included herein have been prepared by ALABAMA, without audit, pursuant to the rules and regulations of the SEC. In the opinion of ALABAMA's management, the information regarding ALABAMA furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ALABAMA believes that the disclosures regarding ALABAMA are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in ALABAMA's latest annual report on Form 10-K.


                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

     The condensed financial statements of ALABAMA included herein have been reviewed by ALABAMA's independent public accountants as set forth in their report included herein as Exhibit 1.

                             ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                                     For the Three Months                 For the Six Months
                                                                        Ended June 30,                       Ended June 30,
                                                                     1995           1994                  1995          1994
                                                                     ----           ----                  ----          ----


OPERATING REVENUES:
Revenues                                                             $735,190        $711,174         $1,354,160        $1,365,487
Revenues from affiliates                                               17,863          48,225             45,664            80,759
                                                                     --------        --------         ----------        ----------
Total operating revenues                                              753,053         759,399          1,399,824         1,446,246
                                                                     --------        --------         ----------        ----------

OPERATING EXPENSES:
Operation--
   Fuel                                                               196,419         219,869            353,608           404,869
   Purchased power from non-affiliates                                  6,592           4,377              9,211             9,635
   Purchased power from affiliates                                     29,723          25,113             52,684            51,695
   Other                                                              124,672         113,536            237,395           224,170
Maintenance                                                            59,345          52,045            123,230           119,704
Depreciation and amortization                                          76,374          72,757            152,831           145,359
Taxes other than income taxes                                          44,031          45,021             91,709            91,444
Federal and state income taxes                                         58,212          63,985             98,522           108,051
                                                                     --------        --------         ----------        ----------
Total operating expenses                                              595,368         596,703          1,119,190         1,154,927
                                                                     --------        --------         ----------        ----------
OPERATING INCOME                                                      157,685         162,696            280,634           291,319
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                     1,002             503              2,259             1,170
Interest income                                                        (3,975)          4,028                920             8,258
Other, net                                                             (2,527)        (15,735)            (9,499)          (19,483)
Income taxes applicable to other income                                 3,269           6,268              7,999             6,935
                                                                     --------        --------         ----------        ----------
INCOME BEFORE INTEREST CHARGES                                        155,454         157,760            282,313           288,199
                                                                     --------        --------         ----------        ----------
INTEREST CHARGES:
Interest on long-term debt                                             45,547          44,648             90,947            89,137
Allowance for debt funds used during construction                      (1,629)           (766)            (3,670)           (1,449)
Interest on interim obligations                                         4,864           1,499              8,870             2,309
Amortization of debt discount, premium, and expense, net                2,525           2,423              5,044             4,895
Other interest charges                                                  8,402           4,784             13,193             9,745
                                                                     --------        --------         ----------        ----------
Net interest charges                                                   59,709          52,588            114,384           104,637
                                                                     --------        --------         ----------        ----------
NET INCOME                                                             95,745         105,172            167,929           183,562
DIVIDENDS ON PREFERRED STOCK                                            6,819           6,504             13,675            12,863
                                                                     --------        --------         ----------        ----------
NET INCOME AFTER DIVIDENDS ON
   PREFERRED STOCK                                                   $ 88,926        $ 98,668         $  154,254        $  170,699
                                                                     ========        ========         ==========        ==========


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                 For the Six Months
                                                                                                     Ended June 30,
                                                                                                 1995          1994
                                                                                                 ----          ----

OPERATING ACTIVITIES:
Net income                                                                                     $ 167,929      $ 183,562
Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization                                                                 180,282        177,518
   Deferred income taxes, net                                                                     10,745         (8,453)
   Allowance for equity funds used during construction                                            (2,259)        (1,170)
   Other, net                                                                                     53,649         (8,763)
   Change in certain current assets and liabilities--
    Receivables, net                                                                             (25,487)         7,528
    Inventories                                                                                   (5,434)       (16,738)
    Payables                                                                                    (125,287)       (49,046)
    Taxes accrued                                                                                 28,522         29,139
    Energy cost recovery, retail                                                                   9,633         (9,745)
    Other                                                                                        (47,908)       (43,592)
                                                                                               ---------      ---------
Net cash provided from operating activities                                                      244,385        260,240
                                                                                               ---------      ---------
INVESTING ACTIVITIES:
Gross property additions                                                                        (246,744)      (217,500)
Other                                                                                            (34,490)       (20,101)
                                                                                               ---------      ---------
Net cash used for investing activities                                                          (281,234)      (237,601)
                                                                                               ---------      ---------
FINANCING ACTIVITIES:
Proceeds:
  Other long-term debt                                                                            50,000        107,433
Retirements:
  First mortgage bonds                                                                                 -        (20,387)
  Other long-term debt                                                                           (50,395)       (43,641)
Special deposits-redemption funds                                                                      -        (53,700)
Interim obligations, net                                                                         192,172        142,845
Payment of preferred stock dividends                                                             (13,830)       (12,107)
Payment of common stock dividends                                                               (141,400)      (133,500)
Miscellaneous                                                                                     (1,506)        (1,063)
                                                                                               ---------      ---------
Net cash provided from (used for) financing activities                                            35,041        (14,120)
                                                                                               ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           (1,808)         8,519
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  14,676          3,233
                                                                                               ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $  12,868      $  11,752
                                                                                               =========      =========

Supplemental cash flow information:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                       $   93,677      $  89,088
   Income taxes                                                                                   74,013        103,811


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                            At June 30,
                                                                               1995                   At December 31,
                                                                            (Unaudited)                     1994
                                                                            -----------               ---------------
UTILITY PLANT:
Plant in service, at original cost                                           $10,272,844                 $10,052,772
Less accumulated provision for depreciation                                    3,735,152                   3,598,604
                                                                             ------------                -----------
                                                                               6,537,692                   6,454,168
Nuclear fuel, at amortized cost                                                   98,603                     101,630
Construction work in progress                                                    299,023                     317,779
                                                                             -----------                 -----------
Total                                                                          6,935,318                   6,873,577
                                                                             -----------                 -----------

OTHER PROPERTY AND INVESTMENTS:
Nuclear decommissioning trusts                                                    87,091                      71,014
Other                                                                             50,052                      43,955
                                                                             -----------                 -----------
Total                                                                            137,143                     114,969
                                                                             -----------                 -----------

CURRENT ASSETS:
Cash and cash equivalents                                                         12,868                      14,676
Receivables --
   Customer accounts receivable                                                  337,170                     308,561
   Other accounts and notes receivable                                            25,146                      22,547
   Affiliated companies                                                           25,494                      29,303
   Accumulated provision for uncollectible accounts                               (3,289)                     (2,297)
Refundable income taxes                                                            5,704                      16,011
Fossil fuel stock, at average cost                                               134,267                     119,555
Materials and supplies, at average cost                                          175,322                     184,600
Prepayments--
   Income taxes                                                                    8,097                      19,196
   Other                                                                         122,970                      84,354
Vacation pay deferred                                                             20,442                      20,442
                                                                             -----------                 -----------
Total                                                                            864,191                     816,948
                                                                             -----------                 -----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                         444,457                     451,886
Debt expense and loss, being amortized                                           107,649                     109,221
Uranium enrichment decontamination and decommissioning fund                       42,996                      42,996
Miscellaneous                                                                     55,071                      49,620
                                                                             -----------                 -----------
Total                                                                            650,173                     653,723
                                                                             -----------                 -----------

TOTAL ASSETS                                                                 $ 8,586,825                 $ 8,459,217
                                                                             ===========                 ===========


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES



                                                                             At June 30,
                                                                                  1995             At December 31,
                                                                             (Unaudited)                  1994
                                                                             -----------            --------------
CAPITALIZATION:
Common stock equity --
Common stock, par value $40 per share--authorized
   6,000,000 shares, outstanding 5,608,955 shares                               $  224,358               $  224,358
Paid-in capital                                                                  1,304,645                1,304,645
Premium on preferred stock                                                             146                      146
Retained earnings                                                                1,097,983                1,085,256
                                                                                ----------               ----------
                                                                                 2,627,132                2,614,405
Preferred stock                                                                    440,400                  440,400
Long-term debt                                                                   2,396,604                2,455,013
                                                                                ----------               ----------
Total                                                                            5,464,136                5,509,818
                                                                                ----------               ----------

CURRENT LIABILITIES:
Long-term debt due within one year                                                  60,848                      796
Commercial paper                                                                   372,054                  179,882
Accounts payable--
   Affiliated companies                                                             60,267                   60,334
   Other                                                                           123,768                  258,657
Customer deposits                                                                   31,099                   30,245
Taxes accrued --
   Federal and state income                                                          7,382                    6,848
   Other                                                                            44,624                   15,589
Interest accrued                                                                    54,780                   52,516
Miscellaneous                                                                       68,682                   77,489
                                                                                ----------               ----------
Total                                                                              823,504                  682,356
                                                                                ----------               ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                1,178,487                1,181,342
Accumulated deferred investment tax credits                                        311,269                  317,018
Prepaid capacity revenues, net                                                     134,893                  138,421
Uranium enrichment decontamination and decommissioning fund                         39,413                   39,413
Deferred credits related to income taxes                                           395,894                  405,256
Miscellaneous                                                                      239,229                  185,593
                                                                                ----------               ----------
Total                                                                            2,299,185                2,267,043
                                                                                ----------               ----------

TOTAL CAPITALIZATION AND LIABILITIES                                            $8,586,825               $8,459,217
                                                                                ==========               ==========


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                             ALABAMA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

ALABAMA's earnings during the second quarter and year-to-date 1995 were lower, compared to the same periods of 1994, due primarily to increases in non-fuel operating expenses. Compared to the corresponding periods of 1994, net income after dividends on preferred stock was $9.7 million lower in the second quarter of 1995 and $16.4 million lower year-to-date.

Revenues
Operating revenues for the second quarter and year-to-date 1995 decreased from the corresponding periods of 1994 due primarily to fewer energy sales to affiliated companies and, for year-to-date revenues, lower fuel clause revenues. Retail energy sales rose 4.3% in the second quarter and 3.6% year-to-date due primarily to an increase in customers served and the improving economy in Alabama. Also, some reductions in non-affiliated revenues occurred due to a decrease in capacity payments received from these customers of $2.9 million for the second quarter and $5.9 million year-to-date. Total energy sales decreased 5.5% for the quarter and 4.0% year-to-date 1995 as a result of the decreases in wholesale energy sales to both affiliates and non-affiliates.

     Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand, the availability, and the variable production cost of generating resources at each company.

Expenses
Fuel expense for both the second quarter and year-to-date 1995 decreased because of lower generation and average cost of fuel consumed, despite the partial displacement of nuclear and hydro generation with coal-fired generation. ALABAMA accrues estimated operation and maintenance expenses related to nuclear refueling outages during the period between outages. The increase in other operation and maintenance expenses for both second quarter and year-to-date 1995 is primarily due to credits to expense for this accrual in 1994 and the expiration, in 1994, of the amortization of credits associated with the Gulf States Utilities settlement. The increase in depreciation and amortization reflects additions to utility plant. The decrease in income tax expense is attributable to the change in earnings.

Other Income
In May 1995, pursuant to litigation, ALABAMA recorded a charge of $9 million to reflect the refund of interest on the sales of merchandise by vendors other than ALABAMA. See Note (D) to the Condensed Financial Statements herein for further details. The change in "Other, net" is primarily attributable to decreases in contributions to non-profit organizations.

Allowance for Funds Used During Construction
AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it is

                             ALABAMA POWER COMPANY
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations (Continued)

realized over the service life of the plant through increased revenues resulting from a higher rate base and higher depreciation expense

Interest Charges
Interest on interim obligations rose due to higher interest rates on an increased average amount of short-term debt outstanding. Other interest charges for the second quarter and year-to-date 1995 reflect interest on federal income tax assessments arising from the audit for the tax years 1988-1990.

Future Earnings Potential
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from growth in energy sales to a less regulated, more competitive environment.

     Discussed in Note (B) to the Condensed Financial Statements herein are the proceedings concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts. Also, see Note (E) to the Condensed Financial Statements herein for information regarding a retail rate moratorium and the application of adjustments to achieve parity among the various rate classes.

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

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. ALABAMA anticipates adopting this standard by January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of ALABAMA based on the current regulatory structure in which ALABAMA operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

Financial Condition

Overview
The principal change in ALABAMA's financial condition in the first half of 1995 was gross property additions of $247 million to utility plant. The funds for gross property additions were derived from operating activities and an increase in short-term debt. See ALABAMA's Condensed Statements of Cash Flows herein for further details. ALABAMA's common equity as a percent of total capitalization was 48.1% at June 30, 1995, compared to 47.4% at year-end 1994.

Liquidity and Capital Resources
ALABAMA has committed lines of credit and regulatory approval for short-term borrowings of up to $530 million. At June 30, 1995, ALABAMA had outstanding $372 million of commercial paper.

     Capital expenditures are estimated to total $1.6 billion for the three years 1995 through 1997 ($604 million in 1995, $500 million in 1996 and $502 million in 1997). Current energy demand forecasts do not require any additional baseload generating facilities until well into the future. However, five combustion turbine peaking units (400 megawatts of capacity) began commercial operation in May 1995 to meet increased peak-hour demand and an additional four units (320 megawatts of capacity) are scheduled to be placed in service in 1996. In addition, significant construction of transmission and distribution facilities and upgrading of generating plants will continue.

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

    In addition to the funds needed for the capital budget, approximately $60.8 million will be required by June 30, 1996, for debt maturities. Also, ALABAMA will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital, as market conditions permit.

    It is anticipated that the funds required will be derived from sources similar to those used in the past. In order to issue additional first mortgage bonds and preferred stock, ALABAMA must comply with certain earnings coverage requirements contained in its mortgage indenture and corporate charter. ALABAMA's coverages are at a level that would permit any necessary amount of security sales at current interest and dividend rates. The amount of securities which ALABAMA will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

                              ARTHUR ANDERSEN LLP

                                                                    Exhibit 1
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of June 30, 1995, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and condensed statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
August 9, 1995

                             GEORGIA POWER COMPANY

                             GEORGIA POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


     The condensed financial statements of GEORGIA included herein have been prepared by GEORGIA, without audit, pursuant to the rules and regulations of the SEC. As more fully discussed in Note (G) to the Condensed Financial Statements herein, an uncertainty exists with respect to the actions of the regulators regarding the recoverability of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric project. In the opinion of GEORGIA's management, subject to the effect of such adjustments, if any, as might have been required had the outcome of the uncertainty been known, the information regarding GEORGIA furnished herein reflects all adjustments (which, except for the provisions for separation benefits recorded in 1994 as described in Note (C) to the Condensed Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although GEORGIA believes that the disclosures regarding GEORGIA are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in GEORGIA's latest annual report on Form 10-K.

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

     The condensed financial statements of GEORGIA included herein have been reviewed by GEORGIA's independent public accountants as set forth in their report included herein as Exhibit 1.

                             GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)



                                                                           For the Three Months           For the Six Months
                                                                              Ended June 30,                Ended June 30,
                                                                           1995            1994           1995          1994
                                                                           ----            ----           ----          ----


OPERATING REVENUES:
Revenues                                                                 $1,053,369     $1,017,589       $2,014,416     $1,985,648
Revenues from affiliates                                                     21,534         12,876           34,980         37,149
                                                                         ----------     ----------       ----------     ----------
Total operating revenues                                                  1,074,903      1,030,465        2,049,396      2,022,797
                                                                         ----------     ----------       ----------     ----------

OPERATING EXPENSES:
Operation--
   Fuel                                                                     231,312        217,259          432,255        429,254
   Purchased power from non-affiliates                                       47,142         32,374           88,714        104,131
   Purchased power from affiliates                                           28,155         48,068           57,885         76,518
   Provision for separation benefits                                          2,919          3,208            3,979         87,897
   Other                                                                    176,313        169,043          337,986        321,669
Maintenance                                                                  71,218         70,328          137,187        145,417
Depreciation and amortization                                                99,333         95,395          195,493        189,444
Amortization of deferred Plant Vogtle expenses, net (Note F)                 29,793         15,789           57,950         28,407
Taxes other than income taxes                                                51,512         48,913          102,301         98,449
Federal and state income taxes                                              107,212        103,551          198,649        157,934
                                                                         ----------     ----------       ----------     ----------
Total operating expenses                                                    844,909        803,928        1,612,399      1,639,120
                                                                         ----------     ----------       ----------     ----------
OPERATING INCOME                                                            229,994        226,537          436,997        383,677
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                             739          1,275            2,410          2,912
Other, net                                                                   26,524         25,168           21,909         24,429
Income taxes applicable to other income                                     (14,869)       (10,187)         (11,308)        (7,576)
                                                                         ----------     ----------       ----------     ----------
INCOME BEFORE INTEREST CHARGES                                              242,388        242,793          450,008        403,442
                                                                         ----------     ----------       ----------     ----------
INTEREST CHARGES:
Interest on long-term debt                                                   68,893         79,770          137,458        159,869
Allowance for debt funds used during construction                            (3,437)        (3,658)          (7,051)        (6,334)
Interest on interim obligations                                               6,703          4,891           12,120          8,418
Amortization of debt discount, premium and expense, net                       4,096          3,892            8,016          7,766
Preferred distribution of subsidiary                                          2,250              -            4,500              -
Other interest charges                                                        3,194          6,576            5,826         13,079
                                                                         ----------     ----------       ----------     ----------
Net interest charges                                                         81,699         91,471          160,869        182,798
                                                                         ----------     ----------       ----------     ----------
NET INCOME                                                                  160,689        151,322          289,139        220,644
DIVIDENDS ON PREFERRED STOCK                                                 12,165         11,948           24,478         23,661
                                                                         ----------     ----------       ----------     ----------
NET INCOME AFTER DIVIDENDS ON
   PREFERRED STOCK                                                       $  148,524     $  139,374       $  264,661     $  196,983
                                                                         ==========     ==========       ==========     ==========


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                             GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                                                                 For the Six Months
                                                                                                    Ended June 30,
                                                                                                 1995           1994
                                                                                                 ----           ----
OPERATING ACTIVITIES
Net income                                                                                    $ 289,139       $ 220,644
Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization                                                                246,322         238,231
   Deferred income taxes, net                                                                    12,377           7,468
   Allowance for equity funds used during construction                                           (2,410)         (2,912)
   Deferred Plant Vogtle costs                                                                   57,950          28,407
   Provision for separation benefits                                                                  -          76,312
   Gain on asset sales                                                                          (23,353)        (22,230)
   Other, net                                                                                    20,900         (22,312)
   Changes in current assets and liabilities--
     Receivables, net                                                                           (12,248)         61,464
     Inventories                                                                                  6,637         (50,097)
     Payables                                                                                   (50,636)          8,059
     Taxes accrued                                                                               69,324         (26,663)
     Other                                                                                       20,795          21,408
                                                                                              ---------       ---------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                                     634,797         537,779
                                                                                              ---------       ---------
INVESTING ACTIVITIES
Property additions                                                                             (217,288)       (283,718)
Sales of property                                                                               131,099         132,644
Other                                                                                           (49,451)        (26,013)
                                                                                              ---------       ---------
NET CASH USED FOR INVESTING ACTIVITIES                                                         (135,640)       (177,087)
                                                                                              ---------       ---------
FINANCING ACTIVITIES
Proceeds--
   First mortgage bonds                                                                          75,000               -
   Pollution control bonds                                                                      148,535          28,065
Retirements--
   First mortgage bonds                                                                        (140,356)              -
   Pollution control bonds                                                                     (148,625)        (28,155)
   Other long-term debt                                                                               -            (132)
Special deposits-redemption funds                                                              (135,433)       (133,559)
Interim obligations, net                                                                        (39,944)         18,103
Payment of preferred stock dividends                                                            (24,524)        (23,076)
Payment of common stock dividends                                                              (224,100)       (213,800)
Miscellaneous                                                                                    (6,824)         (1,803)
                                                                                              ---------       ---------
NET CASH USED FOR FINANCING ACTIVITIES                                                         (496,271)       (354,357)
                                                                                              ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           2,886           6,335
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 12,539           5,896
                                                                                              ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $  15,425       $  12,231
                                                                                              =========       =========

Supplemental Cash Flow Information--
   Interest (net of amount capitalized)                                                       $ 154,187       $ 167,995
   Income taxes                                                                                 133,939         158,583

The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS



                                                                             At June 30,
                                                                                  1995               At December 31,
                                                                              (Unaudited)                  1994
                                                                            -------------            ---------------
UTILITY PLANT:
Plant in service                                                              $14,346,790               $14,054,917
Less accumulated provision for depreciation                                     4,206,380                 4,054,986
                                                                              -----------               -----------
                                                                               10,140,410                 9,999,931
Nuclear fuel, at amortized cost                                                   124,267                   136,425
Construction work in progress                                                     261,131                   541,889
                                                                              -----------               -----------
Total                                                                          10,525,808                10,678,245
                                                                              -----------               -----------

OTHER PROPERTY AND INVESTMENTS:
Nuclear decommissioning trusts                                                     72,027                    54,297
Miscellaneous                                                                     127,588                   116,527
                                                                              -----------               -----------
Total                                                                             199,615                   170,824
                                                                              -----------               -----------

CURRENT ASSETS:
Cash and cash equivalents                                                          15,425                    12,539
Special deposits - redemption funds                                               135,433                         -
Receivables--
   Customer accounts receivable                                                   392,130                   377,570
   Other accounts and notes receivable                                             93,713                   104,989
   Affiliated companies                                                            18,046                    14,443
   Accumulated provision for uncollectible accounts                                (5,600)                   (4,500)
Fossil fuel stock, at average cost                                                166,697                   169,252
Materials and supplies, at average cost                                           289,382                   293,464
Prepayments 62,006                                                                 55,383
Vacation pay deferred                                                              40,343                    40,823
                                                                              -----------               -----------
Total                                                                           1,207,575                 1,063,963
                                                                              -----------               -----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                          877,673                   919,750
Deferred Plant Vogtle costs (Note F)                                              374,142                   432,092
Debt expense and loss, being amortized                                            192,020                   190,899
Miscellaneous                                                                     256,348                   256,885
                                                                              -----------               -----------
Total                                                                           1,700,183                 1,799,626
                                                                              -----------               -----------

TOTAL ASSETS                                                                  $13,633,181               $13,712,658
                                                                              ===========               ===========


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                 At June 30,
                                                                                     1995               At December 31,
                                                                                  (Unaudited)                 1994
                                                                                -------------           ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
   authorized 15,000,000 shares, outstanding 7,761,500 shares                     $   344,250              $   344,250
Paid-in capital                                                                     2,384,348                2,384,348
Premium on preferred stock                                                                413                      413
Retained earnings                                                                   1,453,104                1,412,543
                                                                                  -----------              -----------
                                                                                    4,182,115                4,141,554
Preferred stock                                                                       692,787                  692,787
Guaranteed interest in preferred securities of partnership                            100,000                  100,000
Long-term debt                                                                      3,309,140                3,757,823
                                                                                  -----------              -----------
Total                                                                               8,284,042                8,692,164
                                                                                  -----------              -----------

CURRENT LIABILITIES:
Long-term debt due within one year                                                    552,866                  167,420
Notes payable to banks                                                                187,200                  202,200
Commercial paper                                                                      197,658                  222,602
Accounts payable--
   Affiliated companies                                                                40,314                   41,760
   Other                                                                              220,601                  313,307
Customer deposits                                                                      48,944                   47,017
Taxes accrued--
   Federal and state income                                                            66,497                    2,856
   Other                                                                               95,846                   90,163
Interest accrued                                                                      108,922                  110,256
Miscellaneous                                                                         142,215                  109,726
                                                                                  -----------              -----------
Total                                                                               1,661,063                1,307,307
                                                                                  -----------              -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                   2,460,830                2,477,661
Accumulated deferred investment tax credits                                           438,969                  453,121
Deferred credits related to income taxes                                              419,446                  433,334
Disallowed Plant Vogtle capacity buyback costs                                         58,854                   60,490
Miscellaneous                                                                         309,977                  288,581
                                                                                  -----------              -----------
Total                                                                               3,688,076                3,713,187
                                                                                  -----------              -----------

TOTAL CAPITALIZATION AND LIABILITIES                                              $13,633,181              $13,712,658
                                                                                  ===========              ===========


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings
GEORGIA recorded higher earnings for both the second quarter and year-to-date 1995 compared to the corresponding periods of 1994, primarily as a result of higher retail energy sales and lower interest charges. Earnings for the first quarter of 1994 also reflected expenses related to workforce reduction programs at GEORGIA and the system service company, SCS. (See Note (C) to the Condensed Financial Statements herein.) Net income after dividends on preferred stock rose $9.2 million in the second quarter of 1995 and $67.7 million in the first six months of 1995, compared to the corresponding periods of 1994. Disregarding the after-tax effect of the provision for separation benefits in 1994, GEORGIA's earnings for the first half of 1995 still would have been $13.8 million above earnings in the first half of 1994.

Revenues
Total operating revenues for both periods of 1995 increased compared to the corresponding periods of 1994 primarily because of higher retail energy sales. Excluding fuel clause revenues, which represent the pass-through of fuel expenses and do not affect income, operating revenues for the second quarter and year-to-date 1995 increased $18.2 million and $26.1 million, respectively, compared to the corresponding periods of 1994.

     Retail - Retail energy sales in 1995 increased 4.5% in the second quarter and 3.6% year-to-date over the corresponding periods of 1994 primarily because of an increase in customers served and continued expansion of Georgia's economy. Residential, commercial and industrial energy sales for the second quarter and year-to-date 1995 increased 5.5% and 2.9%; 4.7% and 3.7%; and 3.7% and 3.9%, respectively. Total non-fuel retail revenues increased $29.0 million in the second quarter of 1995 and $44.8 million in the first six months of 1995. Of these amounts, $7.3 million and $14.9 million, respectively, are attributable to increased revenues from demand-side option programs collected through rate riders reinstated in December 1994. Revenues from demand-side programs generally represent the direct recovery of program costs. See Note (H) to the Condensed Financial Statements herein for additional information on these programs.

     Wholesale - Energy sales to non-affiliated wholesale customers increased 33.8% in the second quarter of 1995 and decreased 10.6% year-to-date compared to the corresponding periods of 1994. The increase in the second quarter is primarily due to a one-time reduction in energy sales to territorial wholesale customers in 1994 that reflected the impact of a new agreement with these customers. Capacity revenues from non-affiliated utilities outside the service area were down $6.5 million for the second quarter of 1995 and $15.8 million year-to-date. These capacity revenues decreased as scheduled, coinciding with GEORGIA completing the final in a series of four transactions for the sale of Plant Scherer Unit 4 in June 1995. Energy revenues from non-affiliated utilities outside the service area decreased $19.7 million and $ 44.8 million,

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

respectively. The energy component of contract sales is priced at approximately the variable production cost and does not materially affect earnings.

     Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

Operating Expenses
Fuel and Purchased Power - Fuel expense increased because of higher generation and, for the second quarter of 1995, the displacement of hydro generation with coal-fired generation. Purchased power expense for year-to-date 1995 decreased primarily due to lower energy purchases from non-affiliated companies and scheduled reductions in capacity buyback payments to the co-owners of Plant Vogtle. See Note (F) to the Condensed Financial Statements herein for information regarding the levelization of capacity buyback expense for Plant Vogtle. However, purchased power from non-affiliates increased in the second quarter of 1995 primarily due to a one-time reduction in energy purchases from territorial wholesale customers in 1994 that reflected the impact of a new agreement with these customers.

     Other - As part of the SOUTHERN system's effort to curtail growth in operating expenses, both GEORGIA and SCS initiated workforce reduction programs in the first quarter of 1994. See Note (C) to the Condensed Financial Statements herein for further details. Other operation expense for 1995 increased, compared to 1994, primarily as a result of costs associated with demand-side option programs. The demand-side option program costs were offset by increases in retail revenues. Environmental remediation costs at various sites were $3.9 million through June 1995, compared to $5.3 million in the first half of 1994. Income taxes for year-to-date 1994 reflect the effect of the workforce reduction programs.

Allowance for Funds Used During Construction
AFUDC represents the cost of capital charged to utility plant under construction and is included in rate base. The equity portion of AFUDC represents non-cash income. The amount of AFUDC recorded is dependent upon the level of construction work in progress, capital costs and capitalization ratios. Based upon GEORGIA's construction budget, AFUDC is estimated to total $21 million in 1995 and $17 million in 1996.

Other Income
On June 1 of 1994 and 1995, GEORGIA completed the third and fourth sales in a series of four separate transactions to sell Plant Scherer Unit 4. Each sale was for 16.55% of the unit. These

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

sales generated cash of $133 million and $131 million, respectively, and resulted in after-tax gains of approximately $11 million and $12 million, respectively.

Interest Charges and Dividends on Preferred Stock
Interest charges on long-term debt have declined due to refinancing efforts over the past twelve months. Also, GEORGIA used the proceeds from the Plant Scherer sales to redeem higher cost securities. Other interest charges have declined during 1995, as compared to 1994, due to interest accrued during 1994 on tax assessments. Dividends on preferred stock have increased because GEORGIA has outstanding $175 million aggregate stated value of preferred stock that have variable dividend rates, which have risen since year-end 1993. Interest on interim obligations rose due to higher interest rates.

Future Earnings Potential
The results of operations discussed above are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including energy sales and regulatory matters.

     Growth in energy sales is subject to a number of factors which traditionally have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in GEORGIA's service area. The enactment of the Energy Act is having a dramatic effect on the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 - Management's Discussion and Analysis in GEORGIA's 1994 Annual Report on Form 10-K.

     Four combustion turbine units and two pumped storage hydroelectric units began commercial operation in the second quarter of 1995 and a third pumped storage hydroelectric unit began commercial operation in July. GEORGIA has entered into a four-year purchase power agreement to meet peaking needs. Beginning in 1996, GEORGIA will purchase 400 megawatts of capacity. In 1998, this amount will decline to 200 megawatts for the remaining two years. Capacity payments are projected to be $6 million in 1996 and 1997 and $3 million in 1998 and 1999. GEORGIA has also entered into a purchase power agreement whereby GEORGIA will buy electricity during peak periods from a proposed 300 megawatt cogeneration facility, starting in June 1998. The agreement is expected to be filed with the Georgia PSC for certification during 1995.

     GEORGIA sold in June 1995 its remaining ownership interest (16.55%) in Plant Scherer Unit 4 to two Florida utilities. This transaction coincided with scheduled reductions in capacity revenues from Florida utilities under unit power sales contracts of approximately $18 million in 1995 and an additional $10 million in 1996.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

     As discussed in Note 4 to the financial statements of GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K, regulatory uncertainties exist related to the Rocky Mountain pumped storage hydroelectric project. In the event the Georgia PSC does not allow full recovery of the project's costs, then the portion not allowed may have to be written off. GEORGIA's total investment in the project at completion is estimated to be approximately $200 million.

     Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding proceedings with respect to GEORGIA's recovery of demand-side conservation program costs. On August 7, 1995, the Georgia PSC ordered GEORGIA to discontinue the current demand-side conservation programs by the end of 1995. The rate riders will continue in effect until costs deferred are collected, not to exceed an $80 million cap as of December 31, 1995. In July 1995, GEORGIA recognized expenses of approximately $22 million for previously deferred costs which will not be recovered under the riders and costs expected to be incurred in excess of the capped amount.

     Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding proceedings with respect to litigation currently pending in the U. S. Tax Court. Also see Note (J) to the Condensed Financial Statements herein for developments concerning the joint complaints filed by OPC and MEAG in two separate venues seeking to recover from GEORGIA approximately $16.5 million in alleged partial requirements rates overcharges, plus approximately $6.3 million in interest.

     The FERC regulates wholesale rate schedules and power sales contracts that GEORGIA has with its sales for resale customers. The FERC currently is reviewing the rate of return on common equity included in these schedules and contracts and may require such returns to be lowered, possibly retroactively. See Note 3 to the financial statements in Item 8 in GEORGIA's 1994 Annual Report on Form 10-K for additional information.

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

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. GEORGIA anticipates adopting this standard by January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of GEORGIA based on the current regulatory structure in which GEORGIA operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

Financial Condition

Overview
The principal changes in GEORGIA's financial condition during the first six months of 1995 were additions of $217 million to utility plant and the commercial operation of four combustion turbine units (cumulatively, 320 megawatts of capacity) and two of the three units of the Rocky Mountain pumped storage hydroelectric project (GEORGIA's ownership interest is approximately 70 megawatts of capacity per unit). Additionally, GEORGIA completed the final in a series of four transactions for the sale of Plant Scherer Unit 4. The funds needed for gross property additions are currently provided from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Construction and Other Capital Requirements
Estimated construction expenditures for the years 1995 through 1997 are $579 million, $626 million and $724 million, respectively. GEORGIA's management has adopted an initiative to reduce its 1996 and 1997 construction expenditures by approximately 10% from currently estimated amounts. There can be no assurance that such reductions will be achieved.

     The Clean Air Act will impact the capital requirements of the Southern electric system. This legislation, as well as other legislation and regulations, is described under "Environmental Issues" in Item 7 - Management's Discussion and Analysis in GEORGIA's 1994 Annual Report on Form 10-K.

                             GEORGIA POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

     Cash requirements for long-term debt maturities and redemptions total approximately $553 million for the twelve months ending June 30, 1996. Included in this amount is the redemption of $135 million of first mortgage bonds for which funds are on deposit with the trustee and may be used only for that purpose.

Sources of Funds
GEORGIA expects to meet future capital requirements primarily using funds from operations and, if needed, by the issuance of new debt and equity securities, term loans and short-term borrowings. Cash from operations for the first six months of 1995 increased, as compared to the corresponding period in 1994, primarily because of an increase in revenues and a decrease in income tax and interest payments.

     GEORGIA must comply with coverage requirements of its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. GEORGIA's ability to satisfy all coverage requirements is such that it could issue new first mortgage bonds and preferred stock to provide sufficient funds for all anticipated requirements. The amount of securities which GEORGIA will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

     To meet short-term cash needs and contingencies, GEORGIA had approximately $540 million of unused credit arrangements with banks at June 30, 1995.

                              ARTHUR ANDERSEN LLP



                                                                    Exhibit 1


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of June 30, 1995, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the condensed statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
August 9, 1995

                               GULF POWER COMPANY

                               GULF POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of GULF included herein have been prepared by GULF, without audit, pursuant to the rules and regulations of the SEC. In the opinion of GULF's management, the information regarding GULF furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although GULF believes that the disclosures regarding GULF are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in GULF's latest annual report on Form 10-K.



                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                     For the Three Months                 For the Six Months
                                                                        Ended June 30,                      Ended June 30,
                                                                     --------------------               --------------------
                                                                     1995            1994               1995            1994
                                                                     ----            ----               ----            ----
OPERATING REVENUES:
Revenues                                                             $147,330        $140,664           $283,106       $274,893
Revenues from affiliates                                                5,727           6,105             10,869          9,964
                                                                     --------        --------             ------          -----
Total operating revenues                                              153,057         146,769            293,975        284,857
                                                                     --------        --------            -------        -------

OPERATING EXPENSES:
Operation--
   Fuel                                                                49,278          41,163             93,232         77,104
   Purchased power from non-affiliates                                  1,768           1,631              3,067          3,699
   Purchased power from affiliates                                      4,146           3,983             10,188         12,774
   Other                                                               26,575          33,148             54,857         63,602
Maintenance                                                            13,345          17,177             22,977         28,159
Depreciation and amortization                                          13,694          13,937             27,349         27,974
Taxes other than income taxes                                          12,006          10,366             23,888         20,645
Federal and state income taxes                                          8,855           5,407             15,524         11,789
                                                                     --------        --------             ------         ------
Total operating expenses                                              129,667         126,812            251,082        245,746
                                                                     --------        --------            -------        -------
OPERATING INCOME                                                       23,390          19,957             42,893         39,111
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                        21             112                 47            272
Interest income                                                           259             504                913            763
Other, net                                                               (137)            (16)              (295)          (168)
Income taxes applicable to other income                                  (101)           (193)              (351)          (257)
                                                                     --------        --------               ----           ----
INCOME BEFORE INTEREST CHARGES                                         23,432          20,364             43,207         39,721
                                                                     --------        --------             ------         ------
INTEREST CHARGES:
Interest on long-term debt                                              5,951           6,877             11,871         13,748
Allowance for debt funds used during construction                         (31)           (191)               (66)          (333)
Interest on notes payable                                                 945             416              1,765            658
Amortization of debt discount, premium and expense, net                   518             446              1,017            904
Other interest charges                                                    489           2,455                705          2,810
                                                                     --------        --------                ---          -----
Net interest charges                                                    7,872          10,003             15,292         17,787
                                                                     --------        --------             ------         ------
NET INCOME                                                             15,560          10,361             27,915         21,934
DIVIDENDS ON PREFERRED STOCK                                            1,464           1,475              2,939          2,931
                                                                     --------        --------              -----          -----
NET INCOME AFTER DIVIDENDS ON
   PREFERRED STOCK                                                   $ 14,096        $  8,886         $   24,976     $   19,003
                                                                     ========        ========         =   ======     =   ======


The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                                                                   For the Six Months
                                                                                                     Ended June 31,
                                                                                                   1995          1994
                                                                                                   ----          ----
OPERATING ACTIVITIES:
Net income                                                                                       $ 27,915      $ 21,934
Adjustments to reconcile net income to net cash provided by operating activities--
  Depreciation and amortization                                                                    38,021         45,434
  Deferred income taxes, net                                                                       (2,079)        (2,861)
  Allowance for equity funds used during construction                                                 (47)          (272)
  Other, net                                                                                        2,754          6,970
  Changes in certain current assets and liabilities--
     Receivables, net                                                                             (14,036)        (7,120)
     Inventories                                                                                      445         (3,017)
     Payables                                                                                      10,079          2,396
     Other                                                                                          1,884             20
                                                                                                 --------      ---------
Net Cash Provided From Operating Activities                                                        64,936         63,484
                                                                                                 --------      ---------
INVESTING ACTIVITIES:
Gross property additions                                                                          (29,909)       (47,331)
Other                                                                                              (2,281)        (3,386)
                                                                                                 --------      ---------
Net Cash Used For Investing Activities                                                            (32,190)       (50,717)
                                                                                                 --------      ---------
FINANCING ACTIVITIES:
Proceeds--
  Other long-term debt                                                                                  -         32,108
Retirements:
  Preferred stock subject to mandatory redemption                                                  (1,000)        (1,000)
  First mortgage bonds                                                                             (1,750)       (48,856)
  Other long-term debt                                                                             (6,623)       (17,520)
Notes payable, net                                                                                  2,500         43,447
Payment of preferred stock dividends                                                               (2,939)        (2,931)
Payment of common stock dividends                                                                 (23,000)       (21,900)
Miscellaneous                                                                                         (19)          (912)
                                                                                                 --------      ---------
Net Cash Used For Financing Activities                                                            (32,831)       (17,564)
                                                                                                 --------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                               (85)        (4,797)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      902          5,576
                                                                                                 --------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $    817      $     779
                                                                                                 ========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)                                                         $  12,570      $  15,553
  Income taxes                                                                                     17,009         13,467


The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                            At June 30,
                                                                                 1995                At December 31,
                                                                            (Unaudited)                    1994
UTILITY PLANT:
Plant in service, at original cost                                            $1,674,543                 $1,656,367
Less accumulated provision for depreciation                                      643,723                    622,911
                                                                              ----------                 ----------
                                                                               1,030,820                  1,033,456
Construction work in progress                                                     28,171                     24,288
                                                                              ----------                 ----------
Total                                                                          1,058,991                  1,057,744
                                                                               ---------                 ----------

OTHER PROPERTY AND INVESTMENTS                                                     8,002                      7,997
                                                                              ----------                 ----------

CURRENT ASSETS:
Cash and cash equivalents                                                            817                        902
Receivables--
   Customer accounts receivable                                                   71,187                     57,637
   Other accounts and notes receivable                                             2,982                      2,268
   Affiliated companies                                                              782                      1,079
   Accumulated provision for uncollectible accounts                                 (531)                      (600)
Fuel stock, at average cost                                                       36,153                     35,686
Materials and supplies, at average cost                                           34,345                     35,257
Current portion of deferred coal contract costs                                    2,532                      2,521
Regulatory clauses under recovery                                                  3,954                      5,002
Prepayments                                                                        4,181                      4,354
Vacation pay deferred                                                              4,172                      4,172
                                                                              ----------                 ----------
Total                                                                            160,574                    148,278
                                                                                 -------                 ----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                          30,245                     30,433
Debt expense and loss, being amortized                                            21,263                     22,119
Deferred coal contract costs                                                      29,455                     38,169
Miscellaneous                                                                     11,700                     10,802
                                                                              ----------                 ----------
Total                                                                             92,663                    101,523
                                                                              ----------                 ----------

TOTAL ASSETS                                                                  $1,320,230                 $1,315,542
                                                                              ==========                 ==========


The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES


                                                                             At June 30,
                                                                                  1995                  At December 31,
                                                                             (Unaudited)                       1994
                                                                             -----------                 --------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
   authorized and outstanding 992,717 shares                                   $   38,060                     $   38,060
Paid-in capital                                                                   218,380                        218,380
Premium on preferred stock                                                             81                             81
Retained earnings                                                                 170,927                        168,951
                                                                               ----------                     ----------
                                                                                  427,448                        425,472
Preferred stock                                                                    89,602                         89,602
Long-term debt                                                                    327,521                        356,393
                                                                               ----------                     ----------
Total                                                                             844,571                        871,467
                                                                               ----------                     ----------

CURRENT LIABILITIES:
Preferred stock due within one year                                                     -                          1,000
Long-term debt due within one year                                                 34,080                         13,439
Notes payable                                                                      56,000                         53,500
Accounts payable--
   Affiliated companies                                                             6,651                          9,132
   Other                                                                           25,806                         14,524
Customer deposits                                                                  13,552                         13,609
Taxes accrued--
   Federal and state income                                                         4,194                          5,990
   Other                                                                           12,333                          7,475
Interest accrued                                                                    6,540                          6,106
Regulatory clauses over recovery                                                    3,089                          3,960
Vacation pay accrued                                                                4,172                          4,172
Miscellaneous                                                                       3,193                          7,828
                                                                               ----------                     ----------
Total                                                                             169,610                        140,735
                                                                               ----------                     ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                 154,121                        151,681
Deferred credits related to income taxes                                           69,996                         71,964
Accumulated deferred investment tax credits                                        37,202                         38,391
Accumulated provision for property damage                                          12,009                         11,522
Accumulated provision for postretirement benefits                                  15,306                         13,680
Miscellaneous                                                                      17,415                         16,102
                                                                               ----------                     ----------
Total                                                                             306,049                        303,340
                                                                               ----------                     ----------

TOTAL CAPITALIZATION AND LIABILITIES                                           $1,320,230                     $1,315,542
                                                                               ==========                     ==========

The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings
GULF's net income after dividends on preferred stock for both the second quarter and year-to-date 1995 increased over the same periods of 1994 by $5.2 million and $6.0 million, respectively. The rise in earnings was primarily due to higher retail revenues, lower net interest charges and decreased non-fuel operation expenses as discussed below.

Revenues
Retail energy sales for the second quarter and year-to-date 1995 increased 6.3% and 3.1%, respectively, over the corresponding periods of 1994 due primarily to an increase in customers served, favorable economic conditions, and hotter weather in 1995. Retail revenues also increased because of higher regulatory cost recovery clause revenues. The regulatory clause recovery provisions equal the related expenses and have no material effect on net income. Wholesale energy sales to non-affiliates for the second quarter and year-to-date 1995 decreased with capacity revenues lower by $2.8 million and $4.0 million, respectively. Also, included in operating revenues for 1995 are amounts collected to recover county franchise fees. These collections are also included in taxes other than income taxes and have no impact on earnings (see discussion under "Expenses"). Including energy sales to affiliated companies, total energy sales increased 3.0% for the second quarter and 2.4% year-to-date 1995.

Expenses
Fuel expenses for the second quarter and year-to-date 1995 increased over the same periods of 1994 due to an increase in generation. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and variable cost of generating resources at each company. Other operation expenses for the second quarter and year-to-date 1995, compared to the corresponding periods of last year, were lower due primarily to a reduction in costs associated with a coal supply suspension agreement, which was essentially fully amortized by year-end 1994. See Note 5 to the financial statements in Item 8 in GULF's 1994 Annual Report on Form 10-K for additional information. Additionally, during the first quarter of 1994, GULF recorded its share of costs associated with a workforce reduction program at the system service company. Maintenance expenses will fluctuate due primarily to the scheduling of maintenance on production facilities. The decrease in depreciation and amortization is attributable to the amortization of limited-term property, which was fully amortized by December 1994. The increase in taxes other than income taxes is attributable to county franchise fees being collected in 1995 as discussed above.

Interest Charges and Dividends on Preferred Stock
The decrease in interest on long-term debt reflects GULF's efforts to decrease its capital costs through refinancings of higher-cost issues. Interest on notes payable rose because of higher interest rates on an increased average outstanding amount of notes payable. Other interest charges in the second quarter of 1994 included a $2.1 million contingent liability related to potential assessments arising from a federal

                               GULF POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

income tax audit for the tax years 1988-1990. To the extent it is economically feasible, GULF will continue its efforts to lower its capital costs.

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

     Hurricane Erin struck GULF's service territory on August 3, 1995. The expense of repairing damages will be charged to the Property Damage Reserve. Management believes that the cost of repairing damages and the loss of revenue will not have a material effect on future results of operations.

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

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets

                               GULF POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. GULF anticipates adopting this standard by January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of GULF based on the current regulatory structure in which GULF operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

Financial Condition

Overview
The major change in GULF's financial condition during the first half of 1995 was gross property additions of $29.9 million. The principal sources of funds for these additions and other capital requirements were provided from operations. See the Condensed Statements of Cash Flows for further details.

Capital Requirements for Construction
GULF's gross property additions, including those amounts related to environmental compliance, are estimated to total approximately $225 million for the three years 1995 through 1997 ($62 million in 1995, $79 million in 1996 and $84 million in 1997). The estimates of property additions for the three-year period include $13 million committed to meeting the requirements of the Clean Air Act, the cost of which is expected to be recovered through the Environmental Cost Recovery clause. Actual construction costs may vary from these estimates because of factors such as changes in environmental regulations, revised load projections, the cost and efficiency of construction labor, equipment, and materials, and the cost of capital. GULF does not have any baseload generating plants under construction, however, construction related to maintenance and upgrading transmission and distribution facilities and generating plants will continue.

     Various environmental legislation and other related regulations are described in "Environmental Matters" in Item 7 - Management's Discussion and Analysis in GULF's 1994 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

     In addition to the funds required for the construction program, $34.1 million will be required by June 30, 1996, in connection with maturities and redemptions of long-term debt. GULF plans to continue a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital as market conditions and terms of the instruments permit.

                               GULF POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

     At June 30, 1995, GULF had $65.8 million of unused credit arrangements with banks to meet its short-term cash needs. GULF had $56 million of short-term bank borrowings outstanding at June 30, 1995.

     It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations, the sale of additional first mortgage bonds and preferred stock, and capital contributions from SOUTHERN. GULF is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. GULF's coverage ratios are sufficient to permit, at present interest and dividend rate levels, any foreseeable security sales. The amount of securities which GULF will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

                           MISSISSIPPI POWER COMPANY

                           MISSISSIPPI POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


     The condensed financial statements of MISSISSIPPI included herein have been prepared by MISSISSIPPI, without audit, pursuant to the rules and regulations of the SEC. In the opinion of MISSISSIPPI's management, the information regarding MISSISSIPPI furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in 1995 as described in Note (C) to the Condensed Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although MISSISSIPPI believes that the disclosures regarding MISSISSIPPI are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in MISSISSIPPI's latest annual report on Form 10-K.


                           MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                     For the Three Months                 For the Six Months
                                                                        Ended June 30,                      Ended June 30,
                                                                    ---------------------                 ------------------
                                                                     1995            1994                 1995          1994
                                                                     ----            ----                 ----          ----

OPERATING REVENUES:
Revenues                                                             $126,903        $128,886              $234,102       $240,586
Revenues from affiliates                                                1,601           2,906                 3,974          5,340
                                                                     --------        --------              --------       --------
Total operating revenues                                              128,504         131,792               238,076        245,926
                                                                     --------        --------              --------       --------

OPERATING EXPENSES:
Operation--
   Fuel                                                                28,536          26,727                53,326         44,328
   Purchased power from non-affiliates                                    996             819                 1,912          1,785
   Purchased power from affiliates                                     12,992          18,853                22,539         43,009
   Other                                                               25,361          25,091                50,695         46,472
Maintenance                                                             8,912          12,624                17,439         25,770
Depreciation and amortization                                          10,155           8,945                20,072         18,244
Taxes other than income taxes                                           9,826          10,410                19,204         20,215
Federal and state income taxes                                          9,533           8,432                14,967         13,302
                                                                     --------        --------              --------       --------
Total operating expenses                                              106,311         111,901               200,154        213,125
                                                                     --------        --------              --------       --------
OPERATING INCOME                                                       22,193          19,891                37,922         32,801
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                        54             271                   177            676
Other, net                                                                756           1,302                 2,143          2,830
Income taxes applicable to other income                                  (157)           (325)                 (536)          (770)
                                                                     --------        --------              --------       --------
INCOME BEFORE INTEREST CHARGES                                         22,846          21,139                39,706         35,537
                                                                     -------         --------              --------       --------
INTEREST CHARGES:
Interest on long-term debt                                              5,636           5,614                11,293         10,126
Allowance for debt funds used during construction                        (151)           (332)                 (222)          (702)
Interest on notes payable                                                 371             425                   571            751
Amortization of debt discount, premium and expense, net                   372             372                   745            729
Other interest charges                                                    657              92                   864            174
                                                                     --------        --------              --------       --------
Net interest charges                                                    6,885           6,171                13,251         11,078
                                                                     --------        --------              --------       --------
NET INCOME                                                             15,961          14,968                26,455         24,459
DIVIDENDS ON PREFERRED STOCK                                            1,224           1,224                 2,449          2,449
                                                                     --------        --------              --------       --------
NET INCOME AFTER DIVIDENDS ON
   PREFERRED STOCK                                                   $ 14,737        $ 13,744              $ 24,006       $ 22,010
                                                                     ========        ========              ========       ========

(  )  Denotes negative figure.


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                           MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                               For the Six Months
                                                                                                  Ended June 30,
                                                                                               1995          1994
                                                                                               ----          ----

OPERATING ACTIVITIES:
Net income                                                                                   $ 26,455        $ 24,459
Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization                                                               26,517           24,211
   Deferred income taxes, net                                                                    (949)          (7,657)
   Allowance for equity funds used during construction                                           (177)            (676)
   Other, net                                                                                   4,336           (2,409)
   Change in certain current assets and liabilities--
     Receivables, net                                                                         (12,078)          (8,637)
     Inventories                                                                                 (115)         (11,581)
     Payables                                                                                   7,325              340
     Taxes accrued                                                                            (11,046)            (729)
     Other                                                                                      1,494            4,794
                                                                                             --------        ---------
Net cash provided from operating activities                                                    41,762           22,115
                                                                                             --------        ---------
INVESTING ACTIVITIES:
Gross property additions                                                                      (36,828)         (58,624)
Other                                                                                          (3,209)         (17,012)
                                                                                             --------        ---------
Net cash used for investing activities                                                        (40,037)         (75,636)
                                                                                             --------        ---------
FINANCING ACTIVITIES:
Proceeds--
   Capital contributions from parent company                                                        -           25,000
   First mortgage bonds                                                                             -           35,000
   Other long-term debt                                                                             -           50,310
Retirements--
   First mortgage bonds                                                                             -          (32,371)
   Other long-term debt                                                                        (6,189)          (4,560)
Notes payable, net                                                                             27,000            3,000
Payment of preferred stock dividends                                                           (2,449)          (2,449)
Payment of common stock dividends                                                             (19,500)         (17,000)
Miscellaneous                                                                                   (500)           (1,182)
                                                                                             -------         ---------
Net cash provided (used) from financings                                                      (1,638)           55,748
                                                                                             -------         ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           87             2,227
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,317               878
                                                                                             -------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $ 1,404         $   3,105
                                                                                             =======         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                      $11,820         $   9,157
   Income taxes (refunded)                                                                    11,222            8,308


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                           MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS
                                                                            At June 30,
                                                                                 1995              At December 31,
                                                                            (Unaudited)                   1994

UTILITY PLANT:
Plant in service, at original cost                                             $1,405,339                $1,385,032
Less accumulated provision for depreciation                                       492,592                   477,098
                                                                               ----------                ----------
Total                                                                             912,747                   907,934
Construction work in progress                                                      55,129                    44,838
                                                                               ----------                ----------
Total                                                                             967,876                   952,772
                                                                               ----------                ----------

OTHER PROPERTY AND INVESTMENTS                                                      3,280                     3,353
                                                                               ----------                ----------

CURRENT ASSETS:
Cash and cash equivalents                                                           1,404                     1,317
Receivables--
   Customer accounts receivable                                                    33,824                    27,865
   Other accounts and notes receivable                                              9,703                     6,599
   Affiliated companies                                                             9,471                     6,058
   Accumulated provision for uncollectible accounts                                  (568)                     (670)
Fuel stock, at average cost                                                        17,852                    16,885
Materials and supplies, at average cost                                            24,449                    25,301
Current portion of deferred fuel charges                                            1,118                     1,068
Current portion of accumulated deferred income taxes                                5,207                     5,410
Prepaid federal income taxes                                                            -                     5,019
Prepayments                                                                         2,697                       760
Vacation pay deferred                                                               4,588                     4,588
                                                                               ----------                ----------
Total                                                                             109,745                   100,200
                                                                               ----------                ----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                           24,768                    25,036
Deferred fuel charges                                                               4,500                     9,000
Debt expense and loss, being amortized                                             10,343                    10,929
Deferred early retirement program costs                                             9,786                    11,286
Miscellaneous                                                                      10,216                    11,135
                                                                               ----------                ----------
Total                                                                              59,613                    67,386
                                                                               ----------                ----------

TOTAL ASSETS                                                                   $1,140,514                $1,123,711
                                                                               ==========                ==========


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                           MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES


                                                                                 At June 30,
                                                                                    1995              At December 31,
                                                                                (Unaudited)                    1994
                                                                               ------------             --------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value), authorized
   1,130,000 shares, outstanding 1,121,000 shares                               $   37,691                $   37,691
Paid-in capital                                                                    179,362                   179,362
Premium on preferred stock                                                             372                       372
Retained earnings                                                                  148,834                   144,328
                                                                                ----------                ----------
                                                                                   366,259                   361,753
Cumulative preferred stock                                                          74,414                    74,414
Long-term debt                                                                     285,556                   306,522
                                                                                ----------                ----------
Total                                                                              726,229                   742,689
                                                                                ----------                ----------

CURRENT LIABILITIES:
Long-term debt due within one year                                                  56,135                    41,199
Notes payable                                                                       27,000                         -
Accounts payable--
   Affiliated companies                                                              7,764                     3,337
   Other                                                                            30,903                    31,144
Customer deposits                                                                    2,677                     2,712
Taxes accrued--
   Federal and state income                                                          3,549                       433
   Other                                                                            17,062                    31,224
Interest accrued                                                                     4,572                     4,427
Miscellaneous                                                                       12,839                    14,613
                                                                                ----------                ----------
Total                                                                              162,501                   129,089
                                                                                ----------                ----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                  129,295                   129,505
Accumulated deferred investment tax credits                                         30,506                    31,228
Deferred credits related to income taxes                                            44,622                    45,832
Accumulated provision for property damage                                           11,655                    10,905
Miscellaneous                                                                       35,706                    34,463
                                                                                ---------                 ----------
Total                                                                              251,784                   251,933
                                                                                ----------                ----------

TOTAL CAPITALIZATION AND LIABILITIES                                            $1,140,514                $1,123,711
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

                           MISSISSIPPI POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net Income
MISSISSIPPI's net income after dividends on preferred stock for the second quarter and year-to-date 1995 rose $1.0 million and $2.0 million, respectively, compared to the corresponding periods of 1994. Net income rose primarily because of lower maintenance expenses and a retail rate increase under the ECO plan.

Revenues
Revenues for the second quarter and year-to-date 1995 decreased, compared to the same periods of 1994, because of lower fuel clause revenues. Additionally, non-affiliated wholesale capacity revenues decreased approximately $0.5 million each quarter of 1995, compared to prior year. Partially offsetting these factors were a retail rate increase of $3.7 million annually under the ECO plan that became effective May 1995 and higher retail and territorial wholesale energy sales. MISSISSIPPI registered respective increases of 2.7% and 1.0% in retail energy sales and respective increases of 12.1% and 6.8% in territorial wholesale sales. Retail energy sales increased because of the expanding economy in coastal Mississippi (particularly the commercial sector), an increase in the number of customers served and, with respect to the second quarter, weather influences. The customer demand experienced by territorial wholesale customers is determined by factors very similar to MISSISSIPPI's, however, their growth in energy sales exceeds MISSISSIPPI's. Additionally, MISSISSIPPI began serving a new cooperative in the second quarter of 1995. Total energy sales, compared to prior year, increased 1.5% for the second quarter and decreased 0.3% year-to-date 1995.

Expenses
Fuel expense for the second quarter and year-to-date 1995 increased over the corresponding periods of 1994 due to an increase in generation of 18.3% and 33.6%, respectively. Generation in 1994 was impacted by the timing of scheduled maintenance on production facilities. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and variable cost of generating resources at each company.

     Other operation expenses for year-to-date 1995, compared to the corresponding period in 1994, increased primarily due to the amortization of workforce reduction programs and, pursuant to the Clean Air Act, the recognition of emission allowance expense. Such emission allowances are a recoverable expense under the ECO plan. Depreciation in 1995 increased due to additions to utility plant, particularly, the commercial operation of a combustion turbine unit in May 1994. Taxes other than income taxes decreased because of lower revenues. The increase in income tax expense reflects the assessment of approximately $1.0 million in additional federal income taxes pursuant an audit for the tax years 1988-1990. Additionally, MISSISSIPPI incurred interest on this tax assessment of approximately $0.55 million which is reflected in other interest charges. The additional tax and interest was paid in June 1995.

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

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also imposes stricter criteria for

                           MISSISSIPPI POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. MISSISSIPPI anticipates adopting this standard by January 1, 1996, and does not expect that adoption will have a material impact on the financial position or results of operations of MISSISSIPPI based on the current regulatory structure in which MISSISSIPPI operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

Financial Condition

Overview
During the first half of 1995, gross property additions were $36.8 million. The funds for these additions and other capital requirements were derived primarily from internal sources and an increase in short-term debt. See the Condensed Statements of Cash Flows for further details.

     At June 30, 1995, cash totaled approximately $1.4 million and MISSISSIPPI had $97 million of unused credit arrangements with banks to meet short-term cash needs. MISSISSIPPI had $27 million of notes payable outstanding at quarter-end. It is MISSISSIPPI's strategy to maintain a permanent layer of short-term debt, approximately $40 million through the end of 1995, consistent with its overall risk capital strategy.

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

     In addition to the funds required for the construction program, approximately $56.1 million will be required by June 30, 1996, for maturities of long-term debt. It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations, the sale of additional first mortgage bonds, pollution control bonds and preferred stock and the receipt of additional capital contributions from SOUTHERN. MISSISSIPPI is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. MISSISSIPPI's coverage ratios are sufficiently high to permit, at present interest and dividend rate levels, any foreseeable security sales. The amount of securities which MISSISSIPPI will be able to issue in the future will depend upon market conditions and other factors prevailing at that time.

                           MISSISSIPPI POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

Environmental Matters
Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will impact the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in MISSISSIPPI's 1994 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time pending the development and implementation of applicable regulations. MISSISSIPPI's management believes that the ECO plan will provide for retail recovery of the Clean Air Act costs.

     MISSISSIPPI must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, MISSISSIPPI could incur costs to clean up properties currently or previously owned. Upon identifying potential sites, the company conducts studies, when possible, to determine the extent of any required remediation. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. A currently owned site where manufactured gas plant operations were located prior to MISSISSIPPI's ownership is under investigation for potential remediation, but no prediction can presently be made regarding the extent, if any, of contamination or possible cleanup. Accordingly, no accrual has been made for remediation in the accompanying Condensed Financial Statements. Results of this investigation are expected to be available in 1995. If this site were required to be remediated, industry studies show MISSISSIPPI could incur cleanup costs ranging from $1.5 million to $10 million before giving consideration to possible recovery of clean-up costs from other parties.

                               SAVANNAH ELECTRIC
                                      AND
                                 POWER COMPANY

                      SAVANNAH ELECTRIC AND POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


     The condensed financial statements of SAVANNAH included herein have been prepared by SAVANNAH, without audit, pursuant to the rules and regulations of the SEC. In the opinion of SAVANNAH's management, the information regarding SAVANNAH furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in the first quarter of 1994 as described in Note (C) to the Condensed Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although SAVANNAH believes that the disclosures regarding SAVANNAH are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in SAVANNAH's latest annual report on Form 10-K.


                      SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                                     For the Three Months                 For the Six Months
                                                                        Ended June 30,                      Ended June 30,
                                                                     1995            1994                 1995          1994
                                                                     ----            ----                 ----          ----

OPERATING REVENUES:
Revenues                                                             $56,198       $55,097                 $101,214       $101,497
Revenues from affiliates                                               1,475         1,280                    3,202          1,597
                                                                     -------       -------                 --------       --------
Total operating revenues                                              57,673        56,377                  104,416        103,094
                                                                     -------       -------                 --------       --------

OPERATING EXPENSES:
Operation--
   Fuel                                                                8,141         7,186                    9,491          9,325
   Purchased power from non-affiliates                                   369         1,084                      718          1,443
   Purchased power from affiliates                                    12,208        13,652                   27,444         28,881
   Other                                                              10,724        10,385                   20,927         19,813
Maintenance                                                            4,256         2,984                    7,492          5,631
Depreciation and amortization                                          4,708         4,372                    9,455          8,622
Taxes other than income taxes                                          2,959         2,705                    5,920          5,267
Federal and state income taxes                                         4,388         4,454                    6,581          7,427
                                                                     -------       -------                 --------       --------
Total operating expenses                                              47,753        46,822                   88,028         86,409
                                                                     -------       -------                 --------       --------
OPERATING INCOME                                                       9,920         9,555                   16,388         16,685
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                       37           290                       59            677
Other, net                                                               111          (266)                     (13)          (497)
Income taxes applicable to other income                                  (43)          104                        5            192
                                                                     -------       -------                        -            ---
INCOME BEFORE INTEREST CHARGES                                        10,025         9,683                   16,439         17,057
                                                                     -------       -------                 --------       --------
INTEREST CHARGES:
Interest on long-term debt                                             3,300         3,134                    6,429          6,286
Allowance for debt funds used during construction                       (122)         (375)                    (195)          (875)
Amortization of debt discount, premium and expense, net                  103           138                      241            275
Other interest charges                                                   122           154                      341            260
                                                                     -------       -------                 --------       --------
Net interest charges                                                   3,403         3,051                    6,816          5,946
                                                                     -------       -------                 --------       --------
NET INCOME                                                             6,622         6,632                    9,623         11,111
DIVIDENDS ON PREFERRED STOCK                                             581           581                    1,162          1,162
                                                                     -------       -------                 --------       --------
NET INCOME AFTER DIVIDENDS ON
   PREFERRED STOCK                                                   $ 6,041       $6,051                  $  8,461       $  9,949
                                                                     ======        ======                  ========       ========

( )  Denotes red figure.


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                      SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                                                                 For the Six Months
                                                                                                    Ended June 30,
                                                                                                 1995           1994
                                                                                                 ----           ----
OPERATING ACTIVITIES:
Net income                                                                                   $  9,623         $11,111
Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization                                                               10,140            9,351
   Deferred taxes, net                                                                          1,526            2,290
   Allowance for equity funds used during construction                                            (59)            (677)
   Other, net                                                                                     461              575
   Changes in certain current assets and liabilities--
     Receivables, net                                                                          (5,123)           7,434
     Inventories                                                                                  475              561
     Payables                                                                                   4,222          (13,918)
     Taxes accrued                                                                              1,977              336
     Other                                                                                     (1,289)             555
                                                                                             --------         --------
Net Cash Provided From Operating Activities                                                    21,953           17,618
                                                                                               ------         --------

INVESTING ACTIVITIES:
Gross property additions                                                                      (14,032)         (17,341)
Other                                                                                            (220)          (1,074)
                                                                                             --------         --------
Net Cash Used For Investing Activities                                                        (14,252)         (18,415)
                                                                                             --------         --------

FINANCING ACTIVITIES:
Proceeds:
   First mortgage bonds                                                                        15,000                -
   Other long-term debt                                                                        33,500            8,500
Retirements:
   First mortgage bonds                                                                       (29,250)          (5,065)
   Other long-term debt                                                                       (12,376)            (392)
Notes payable, net                                                                             (1,500)           9,000
Payment of preferred stock dividends                                                           (1,162)            (967)
Payment of common stock dividends                                                              (8,700)          (8,200)
Miscellaneous                                                                                  (2,019)             (74)
                                                                                             --------         --------
Cash Provided From (Used For) Financing Activities                                             (6,507)           2,802
                                                                                             --------         --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         1,194            2,005
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                1,563            3,915
                                                                                             --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $  2,757         $  5,920
                                                                                             ========         ========

Supplemental cash flow information:
Cash paid (received) during the period for--
   Interest (net of amount capitalized)                                                        $6,987          $5,542
   Income taxes (refunded)                                                                      3,891           5,506


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS


                                                                                At June 30,
                                                                                    1995             At December 31,
                                                                                (Unaudited)               1994

UTILITY PLANT:
Plant in service, at original cost                                                  $ 99,118                $693,432
Less accumulated provision for depreciation                                          276,318                 267,590
                                                                                    --------                 -------
                                                                                     422,800                 425,842
Construction work in progress                                                         12,912                   5,930
                                                                                    --------                   -----
Total                                                                                435,712                 431,772
                                                                                    --------                 -------

OTHER PROPERTY AND INVESTMENTS                                                         1,789                   1,790
                                                                                    --------                   -----

CURRENT ASSETS:
Cash and cash equivalents                                                              2,757                   1,563
Receivables--
   Customer accounts receivable                                                       23,356                  17,581
   Other accounts and notes receivable                                                   341                     216
   Affiliated companies                                                                1,494                     177
   Accumulated provision for uncollectible accounts                                     (910)                   (866)
   Fuel cost under recovery                                                            1,057                   3,113
Fuel stock, at average cost                                                            7,079                   7,557
Materials and supplies, at average cost                                                9,079                   9,076
Prepayments                                                                            8,804                   7,446
                                                                                    --------                   -----
Total                                                                                 53,057                  45,863
                                                                                    --------                  ------

DEFERRED CHARGES:
Deferred charges related to income taxes                                              23,056                  23,521
Debt expense and loss, being amortized                                                 8,164                   6,387
Cash surrender value of life insurance for deferred compensation plan                  7,028                   7,028
Miscellaneous                                                                          2,979                   1,944
                                                                                    --------                   -----
Total                                                                                 41,227                  38,880
                                                                                    --------                  ------

TOTAL ASSETS                                                                        $531,785                $518,305
                                                                                    ========                ========


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.



                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES


                                                                                At June 30,
                                                                                    1995             At December 31,
                                                                                (Unaudited)                 1994
CAPITALIZATION:
Common stock equity--
Common stock ($5 par value)--authorized 16,000,000 shares;
   outstanding 10,844,635 shares                                                  $   54,223               $   54,223
Paid-in capital                                                                        8,688                    8,688
Additional minimum liability for under-funded pension obligations                     (2,181)                    (546)
Retained earnings                                                                     98,999                   99,216
                                                                                      ------                   ------
                                                                                     159,729                  161,581
Preferred stock                                                                       35,000                   35,000
Long-term debt                                                                       164,807                  155,922
                                                                                     -------                  -------
Total                                                                                359,536                  352,503
                                                                                     -------                  -------

CURRENT LIABILITIES:
Amount of securities due within one year                                                 992                    2,579
Notes payable                                                                          1,000                    2,500
Accounts payable--
   Affiliated companies                                                                4,395                    5,162
   Other                                                                               8,593                    3,829
Customer deposits                                                                      4,888                    4,698
Taxes accrued--
   Federal and state income                                                              676                      272
   Other                                                                               2,434                      861
Interest accrued                                                                       6,337                    6,830
Vacation pay accrued                                                                   1,860                    1,823
Pensions accrued                                                                       4,196                    4,783
Miscellaneous                                                                          3,171                    3,499
                                                                                       -----                    -----
Total                                                                                 38,542                   36,836
                                                                                      ------                   ------

DEFERRED CREDITS:
Accumulated deferred income taxes                                                     72,729                   70,786
Accumulated deferred investment tax credits                                           14,266                   14,637
Deferred credits related to income taxes                                              25,232                   25,487
Deferred compensation plans                                                            7,217                    6,807
Deferred under-funded accrued benefit obligation                                       5,688                    3,022
Postretirement benefits                                                                4,658                    3,808
Miscellaneous                                                                          3,917                    4,419
                                                                                       -----                    -----
Total                                                                                133,707                  128,966
                                                                                     -------                  -------

TOTAL CAPITALIZATION AND LIABILITIES                                              $  531,785                 $518,305
                                                                                  =  =======                 ========

The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings
SAVANNAH's net income after dividends on preferred stock for the second quarter of 1995 showed little change from prior year's second quarter, while year-to-date 1995 dropped $1.5 million. The decrease in net income was primarily due to higher operation, maintenance and depreciation expenses and lower construction related credits, reflecting the commercial operation of two combustion turbine units in the 1994 periods.

Revenues
Revenues for the second quarter of 1995 rose slightly over the corresponding period in 1994, due to higher retail energy sales. When compared to prior year, retail energy sales increased 11.3% in the second quarter and 6.4% year-to-date because of weather influences, an increase in the number of customers served and higher demand from industrial customers. Industrial energy sales were higher primarily because a major customer performed maintenance on its cogeneration facility in the first and second quarters of 1995. The replacement energy was purchased under a rate schedule that has a small profit margin and, thus, had little impact on earnings. Wholesale energy sales to non-affiliated companies decreased; however, only the capacity revenues of such sales have any measurable effect on earnings. Capacity revenues fell approximately $110,000 for each quarter of 1995, compared to the corresponding quarters in the prior year.

Expenses
Despite a decrease in the average cost of fuel consumed, fuel expenses increased during the second quarter and year-to-date 1995, compared to those recorded in 1994, because of higher generation. Fuel costs in 1994 spiked because of increases in the cost of fuel in the spot market due to the coal miners' strike and higher freight charges. The increase in generation was due to demand in SAVANNAH's service area and elsewhere in the Southeast. Purchased power transactions among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and variable cost of generating resources at each company. These transactions do not have a significant impact on earnings. Other operation expenses for the second quarter and year-to-date 1995 increased over the corresponding periods in 1994 for a variety of reasons including employee compensation and consulting costs for training and increased expenses related to demand side option programs. The change in maintenance expense reflects unscheduled precipitator maintenance performed at Plant McIntosh. Depreciation and amortization reflected the commercial operation of two combustion turbine peaking units in April and May 1994. Income taxes were lower because of the change in taxable income.

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

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SAVANNAH anticipates adopting this standard by January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of SAVANNAH based on the current regulatory structure in which SAVANNAH operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

                      SAVANNAH ELECTRIC AND POWER COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition

Overview
During the first half of 1995, SAVANNAH made gross property additions to utility plant of $14.0 million. The funds for these additions and other capital requirements came from operating activities, principally from earnings and noncash charges to income such as depreciation. See the Condensed Statements of Cash Flows for further details.

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

     Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will impact the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in Item 7 - Management's Discussion and Analysis in SAVANNAH's 1994 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations. There can be no assurance that compliance costs will be recovered through corresponding increases in rates.

Sources of Capital
At June 30, 1995, SAVANNAH had $29.5 million of unused credit arrangements with banks to meet its short-term cash needs. SAVANNAH had $1.0 million of short-term debt outstanding at quarter-end. Additionally, SAVANNAH has $1.0 million of capitalized leases maturing by June 30, 1996. SAVANNAH has received the authority from the SEC to have outstanding at any one time an amount of up to $70 million in short-term borrowings.

     It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations and the sale of additional first mortgage bonds and preferred stock and capital contributions from SOUTHERN. SAVANNAH is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. SAVANNAH's coverage ratios are sufficiently high to permit, at present interest and dividend rate levels, any foreseeable security sales. The amount of securities which SAVANNAH will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant                      Applicable Notes

                  SOUTHERN                        A, B, C, D, E, F, G, H, I, K

                  ALABAMA                         B, C, D, E

                  GEORGIA                         B, C, F, G, H, I, J, K

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

NOTES TO CONDENSED FINANCIAL STATEMENTS:

(A) Reference is made to Item 3 - LEGAL PROCEEDINGS in the SOUTHERN system's combined Annual Report on Form 10-K for the year ended December 31, 1994 for a description of the proceedings related to a derivative action filed against certain current and former directors and officers of SOUTHERN. In June 1995, the U.S. District Court for the Southern District of Georgia, on remand from the U.S. Court of Appeals for the Eleventh Circuit, granted the motion for summary judgment filed on behalf of the defendant directors and officers. The plaintiffs have again appealed to the Eleventh Circuit Court.

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


                               Three Months Ended             Six Months Ended       Unamortized Balance
                                     June 30,                      June 30,             at June 30, 1995
                               ------------------             -----------------      -------------------
                               1995          1994             1995         1994
                               ----          ----             ----         ----

      ALABAMA                 $2,859       $2,570           $4,304       $12,270              $  3,546
      GEORGIA                  2,919        3,208            3,979        87,897                     -
      GULF                         -            -                -           657                     -
      MISSISSIPPI                750            -             1,500            -                 9,786
      SAVANNAH                    29            -                29          551                     -
                                  --            -                --          ---                     -
      SOUTHERN
        system                $6,557       $5,778            $9,812     $101,375               $13,332
                              ======       ======            ======     ========               =======


(D) In September 1990, two customers of ALABAMA filed a civil complaint in the Circuit Court of Shelby County, Alabama, against ALABAMA seeking to represent all persons who, prior to June 23, 1989, entered into agreements with ALABAMA for the financing of heat pumps and other merchandise purchased from vendors other than ALABAMA. The plaintiffs contended that ALABAMA was required to obtain a license under the Alabama Consumer Finance Act to engage in the business of making consumer loans. The plaintiffs were seeking an order declaring these agreements null and void and requiring ALABAMA to refund all payments, principal and interest, made under these agreements. The aggregate amount under these agreements, together with interest paid, currently is estimated to be $40 million.

         In June 1993, the court ordered ALABAMA to refund or forfeit interest because of ALABAMA's failure to obtain such license. However, the court's order did not require any refund or forfeiture with respect to any principal payments under the agreements at issue. In May 1995, the Supreme Court of Alabama affirmed the order of the Circuit Court. The case has now been remanded to the trial court for implementation of the order. ALABAMA recorded a charge of $9 million in "Other Income (Expense)" to cover the refund subject to final resolution of this matter.

(E) On June 12, 1995, the Alabama PSC issued an order granting ALABAMA's request for gradual adjustments to move toward parity among rate classes. This order also calls for a moratorium on retail rate increases (but not decreases) until July 2001, under the retail ratemaking procedure that provides for periodic adjustments based upon ALABAMA's earned return on end-of-period retail common equity.

(F) Pursuant to orders from the Georgia PSC, GEORGIA deferred financing and depreciation costs under phase-in plans for Plant Vogtle units 1 and 2 until the allowed investment was fully reflected in rates as of October 1991. In addition, the Georgia PSC issued two separate accounting orders that required GEORGIA to defer substantially all operating and financing costs related to both units until rate orders addressed these costs. The Georgia PSC orders provide for recovery of deferred costs within 10 years. The Georgia PSC also ordered GEORGIA to levelize declining capacity buyback expense from the co-owners of the plant over a six-year period beginning October 1991. The unamortized balance of these deferred costs at June 30, 1995, was $374 million.

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

(H) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding recovery of GEORGIA's costs from demand-side conservation programs. On August 7, 1995, the Georgia PSC ordered GEORGIA to discontinue the current demand-side conservation programs by the end of 1995. The rate riders will continue in effect until costs deferred are collected, not to exceed an $80 million cap as of December 31, 1995. In July 1995, GEORGIA recognized expenses of approximately $22 million for previously deferred costs which will not be recovered under the riders and costs expected to be incurred in excess of the capped amount.

(I) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding a tax deficiency notice received from the Internal Revenue Service relating to GEORGIA's tax accounting for the sale in 1984 of an interest in Plant Vogtle and related capacity and energy buyback commitments. The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's Condensed Financial Statements.

(J) Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding joint complaints filed by OPC and MEAG seeking recovery from GEORGIA for alleged partial requirements rates overcharges plus interest. In July 1995, the FERC denied OPC's and MEAG's request for a rehearing with respect to this matter. While the outcome of this matter cannot now be determined, in management's opinion, it will not have a material adverse effect on GEORGIA's Condensed Financial Statements.

(K) Reference is made to Note 3 and Note 4 to the financial statements of SOUTHERN and GEORGIA, respectively, in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information on certain environmental contingencies.

PART II    -   OTHER INFORMATION

Item 1.        Legal Proceedings.

        (1) Reference is made to the Notes to Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.

        (2) Reference is made to Item 3 - LEGAL PROCEEDINGS in the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act.

Item 4.        Submission of Matters to a Vote of Security Holders.

               SOUTHERN

               SOUTHERN held its annual meeting of stockholders on May 24, 1995. The following resolutions were voted upon at this meeting.

        (1) A proposal to approve the Outside Directors Stock Plan for subsidiaries of SOUTHERN was adopted by a vote of 474,303,810 shares for; 54,716,718 shares against; and 15,762,341 shares abstaining.

        (2) A proposal to amend SOUTHERN's Productivity Improvement Plan for Executive Officers was adopted by a vote of 473,766,918 shares for; 56,702,692 shares against; and 14,313,259 shares abstaining.

        (3) A proposal to amend SOUTHERN's executive stock plan was approved by a vote of 464,174,585 shares for; 64,337,330 against; and 16,270,954 shares abstaining.

        (4) A proposal requiring disclosure of certain consulting firms was defeated by a vote of 392,786,193 shares against; 71,289,089 shares for; and 21,456,561 shares abstaining.

        (5) The appointment of Arthur Andersen LLP as independent auditors for the year 1995 was approved by a vote of 531,588,510 shares for; 8,563,448 shares against; and 4,630,911 shares abstaining.

Item 4.        Submission of Matters to a Vote of Security Holders.  (Continued)

        (6) Each nominee for director of SOUTHERN received the requisite plurality of votes. The vote tabulation was as follows:

               Nominees                    Shares For      Shares Withhold Vote
               John C. Adams               535,784,719             8,998,150
               A. D. Correll               535,417,815             9,365,054
               A. W. Dahlberg              535,744,638             9,038,231
               Paul J. DeNicola            535,804,999             8,977,870
               Jack Edwards                531,714,601            13,068,268
               H. Allen Franklin           535,693,969             9,088,900
               Bruce S. Gordon             532,950,617            11,832,252
               L. G. Hardman III           536,028,721             8,754,148
               Elmer B. Harris             535,478,217             9,304,652
               William A. Parker, Jr.      535,183,086             9,599,783
               William J. Rushton, III     535,548,055             9,234,814
               Gloria M. Shatto            535,552,272             9,230,597
               Gerald J. St. Pe            536,147,575             8,635,294
               Herbert Stockham            535,657,377             9,125,492

               ALABAMA

               ALABAMA held its annual common stockholders meeting on April 28, 1995, and the following persons were elected to serve as directors of ALABAMA:

               Whit Armstrong                           William V. Muse
               Philip E. Austin                         John T. Porter
               Margaret A. Carpenter                    Gerald H. Powell
               A. W. Dahlberg                           Robert D. Powers
               Peter V. Gregerson, Sr.                  John W. Rouse
               Bill M. Guthrie                          William J. Rushton, III
               Elmer B. Harris                          James H. Sanford
               Carl E. Jones, Jr.                       John Cox Webb, IV
               Wallace D. Malone, Jr.                   John W. Woods

               All of the 5,608,955 outstanding shares of ALABAMA's common stock are owned by SOUTHERN and were voted for the election of such directors.

GEORGIA

               GEORGIA held its annual meeting of stockholders on May 17, 1995, and the following persons were elected to serve as directors of GEORGIA:

                 Bennett A. Brown                       William A. Parker, Jr.
                 A. W. Dahlberg                         G. Joseph Prendergast
                 William A. Fickling, Jr.               Herman J. Russell
                 H. Allen Franklin                      Gloria M. Shatto
                 L. G. Hardman III                      William Jerry Vereen
                 Warren Y. Jobe                         Carl Ware
                 James R. Lientz, Jr.                   Thomas R. Williams

               All of the 7,761,500 outstanding shares of GEORGIA's common stock are owned by SOUTHERN and were voted for the election of such directors.

               GULF

               GULF held its annual stockholders meeting on June 27, 1995, and the following persons were elected to serve as directors of GULF:

                 Reed Bell, Sr., M.D.                   W. Deck Hull, Jr.
                 Travis J. Bowden                       C. Walter Ruckel
                 Paul J. DeNicola                       Joseph K. Tannehill
                 Fred C. Donovan

               All of the 992,717 outstanding shares of GULF's common stock are owned by SOUTHERN and were voted for the election of such directors.

               MISSISSIPPI

               MISSISSIPPI held its annual stockholders meeting on April 4, 1995, and the following persons were elected to serve as directors of MISSISSIPPI:

                 Paul J. DeNicola                       Aubrey K. Lucas
                 Edwin E. Downer                        Gerald J. St. Pe
                 Dwight H. Evans                        Philip J. Terrell
                 Robert S. Gaddis                       N. Eugene Warr
                 Walter H. Hurt, III

               All of the 1,121,000 outstanding shares of MISSISSIPPI's common stock are owned by SOUTHERN and were voted for the election of such directors.

SAVANNAH

               SAVANNAH held its annual stockholders meeting on May 16, 1995, and the following persons were elected to serve as directors of SAVANNAH:

                 Helen Quattlebaum Artley            Walter D. Gnann
                 Paul J. DeNicola                    Robert B. Miller, III
                 Brian R. Foster                     Arnold M. Tenenbaum
                 Arthur M. Gignilliat, Jr.           Frederick F. Williams, Jr.

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

               Exhibit 24(b) - Power of Attorney relating to Chief Executive Officer of MISSISSIPPI. (Designated in the SOUTHERN system's combined Form 10-Q for the quarter ended March 31, 1995, File No. 0-6849 as Exhibit 24(b) and incorporated herein by reference.)

               Exhibits 27 - Financial Data Schedules (a) SOUTHERN (b) ALABAMA (c) GEORGIA (d) GULF (e) MISSISSIPPI (f) SAVANNAH

    (b)        Reports on Form 8-K.

               During the second quarter of 1995, the following registrants filed a Form 8-K which, in each case, was filed to facilitate a security sale:

                 Registrant                              Date of Report
                 GEORGIA                                 May 17, 1995
                 SAVANNAH                                May 18, 1995

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

              THE SOUTHERN COMPANY

     By        A. W. Dahlberg
               Chairman, President and Chief Executive Officer
               (Principal Executive Officer)

     By       W. L. Westbrook
              Financial Vice President
              (Principal Financial and
              Accounting Officer)

     By     /s/ Wayne Boston
            (Wayne Boston, Attorney-in-fact)

                                                        Date:  August 10, 1995
------------------------------------------------------------------------------

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

              ALABAMA POWER COMPANY

     By       Elmer B. Harris, President and Chief
              Executive Officer

     By William B. Hutchins, III, Executive Vice President and Chief Financial Officer
              (Principal Financial Officer)

     By       /s/ Wayne Boston
              (Wayne Boston, Attorney-in-fact)

                                                       Date:  August 10, 1995

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

              GEORGIA POWER COMPANY

     By       H. Allen Franklin
              President and Chief Executive Officer
              (Principal Executive Officer)

     By       Warren Y. Jobe
              Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

     By       /s/ Wayne Boston
               (Wayne Boston, Attorney-in-fact)


                                                       Date:  August 10, 1995
-----------------------------------------------------------------------------

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

                                                       Date:  August 10, 1995

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


                                                       Date:  August 10, 1995

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

                                                       Date:  August 10, 1995