Form 10-Q
period 1995-09-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1995-11-15
CIK 92122, 3153, 41091, 44545, 66904, 86940

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1995
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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


=============================================================================

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____


                                                         Description of                        Shares Outstanding
Registrant                                               Common Stock                          at October 31, 1995

The Southern Company                                     Par Value $5 Per Share                     666,156,579
Alabama Power Company                                    Par Value $40 Per Share                      5,608,955
Georgia Power Company                                    No Par Value                                 7,761,500
Gulf Power Company                                       No Par Value                                   992,717
Mississippi Power Company                                Without Par Value                            1,121,000
Savannah Electric and Power Company                      Par Value $5 Per Share                      10,844,635

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


                                Table of Contents
PART I
                                                                                                                   Page
Definitions
                                                                                                                     4
The Southern Company and Subsidiary Companies
     Management's Opinion as to Fair Statement of Results                                                            6
     Condensed Statements of Income                                                                                  7
     Condensed Statements of Cash Flows                                                                              8
     Condensed Balance Sheets                                                                                        9
     Management's Discussion and Analysis of Results of Operations and Financial Condition                           11

Alabama Power Company
     Management's Opinion as to Fair Statement of Results                                                            19
     Review by Independent Public Accountants                                                                        19
     Condensed Statements of Income                                                                                  20
     Condensed Statements of Cash Flows                                                                              21
     Condensed Balance Sheets                                                                                        22
     Management's Discussion and Analysis of Results of Operations and Financial Condition                           24
     Exhibit 1 - Report of Independent Public Accountants                                                            28

Georgia Power Company
     Management's Opinion as to Fair Statement of Results                                                            30
     Review by Independent Public Accountants                                                                        30
     Condensed Statements of Income                                                                                  31
     Condensed Statements of Cash Flows                                                                              32
     Condensed Balance Sheets                                                                                        33
     Management's Discussion and Analysis of Results of Operations and Financial Condition                           35
     Exhibit 1 - Report of Independent Public Accountants                                                            42

Gulf Power Company
     Management's Opinion as to Fair Statement of Results                                                            44
     Condensed Statements of Income                                                                                  45
     Condensed Statements of Cash Flows                                                                              46
     Condensed Balance Sheets                                                                                        47
     Management's Discussion and Analysis of Results of Operations and Financial Condition                           49

Mississippi Power Company
     Management's Opinion as to Fair Statement of Results                                                            54
     Condensed Statements of Income                                                                                  55
     Condensed Statements of Cash Flows                                                                              56
     Condensed Balance Sheets                                                                                        57
     Management's Discussion and Analysis of Results of Operations and Financial Condition                           59

Savannah Electric and Power Company
     Management's Opinion as to Fair Statement of Results                                                            64
     Condensed Statements of Income                                                                                  65
     Condensed Statements of Cash Flows                                                                              66
     Condensed Balance Sheets                                                                                        67
     Management's Discussion and Analysis of Results of Operations and Financial Condition                           69


                                Table of Contents
                                   (Continued)
                                                                                                                   Page

Notes to the Condensed Financial Statements                                                                          73

PART II
  Item 1.    Legal Proceedings                                                                                       79

  Item 6.    Exhibits and Reports on Form 8-K                                                                        79

Signatures                                                                                                           80

                                                     DEFINITIONS


     TERM                                                                    MEANING

     AFUDC................................................................   Allowance for Funds Used During Construction
     ALABAMA..............................................................   Alabama Power Company
     Clean Air Act .......................................................   Clean Air Act Amendments of 1990
     ECO Plan.............................................................   Environmental Compliance Overview Plan
     Energy Act...........................................................   Energy Policy Act of 1992
     FASB.................................................................   Financial Accounting Standards Board
     FERC.................................................................   Federal Energy Regulatory Commission
     GEORGIA..............................................................   Georgia Power Company
     GULF.................................................................   Gulf Power Company
     IRS..................................................................   Internal Revenue Service
     MEAG.................................................................   Municipal Electric Authority of Georgia
     MISSISSIPPI..........................................................   Mississippi Power Company
     Mobile...............................................................   Mobile Energy Services Company, L.L.C.
     NRC..................................................................   Nuclear Regulatory Commission
     OPC..................................................................   Oglethorpe Power Corporation
     PEP..................................................................   Performance Evaluation Plan
     PSC .................................................................   Public Service Commission
     SAVANNAH ............................................................   Savannah Electric and Power Company
     SCS..................................................................   Southern Company Services, Inc.
     SEC..................................................................   Securities and Exchange Commission
     SEI..................................................................   Southern Electric International, Inc.
     SEGCO................................................................   Southern Electric Generating Company
     SOUTHERN ............................................................   The Southern Company
     South Western........................................................   South Western Electricity PLC (United Kingdom)


                                                   THE SOUTHERN COMPANY
                                                 AND SUBSIDIARY COMPANIES

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of SOUTHERN included herein have been prepared by SOUTHERN, without audit, pursuant to the rules and regulations of the SEC. As more fully discussed in Note (I) to the Condensed Financial Statements herein, an uncertainty exists with respect to the actions of the regulators regarding the recoverability of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric plant. In the opinion of SOUTHERN's management, subject to the effect of such adjustments, if any, as might have been required had the outcome of the uncertainty been known, the information furnished herein reflects all adjustments (which, except for the purchase of South Western and the provision for separation benefits as described in Notes
(A) and (E), respectively, to the Condensed Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although SOUTHERN believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in SOUTHERN's latest annual report on Form 10-K.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)


                                                                                                 (See Note A)
                                                                           For the Three Months             For the Nine Months
                                                                           Ended September 30,              Ended September 30,
                                                                           1995              1994           1995           1994

OPERATING REVENUES                                                          $2,758,848    $2,381,335        $6,871,461   $6,382,250
                                                                            ----------    ----------        ----------   ----------
OPERATING EXPENSES:
Operation--
   Fuel                                                                        665,190       591,568         1,660,738    1,608,240
   Purchased power                                                             115,091        48,107           244,180      171,966
   Other                                                                       430,888       334,766         1,180,913    1,122,343
Maintenance                                                                    142,936       162,201           465,244      497,077
Depreciation and amortization                                                  243,639       204,664           672,680      607,050
Amortization of deferred Plant Vogtle expenses, net (Note H)                    32,493        22,847            90,443       51,254
Taxes other than income taxes                                                  131,995       121,309           376,875      358,260
Federal and state income taxes                                                 323,112       289,316           668,556      589,201
                                                                          ------------  ------------      ------------  -----------
Total operating expenses                                                     2,085,344     1,774,778         5,359,629    5,005,391
                                                                          ------------  ------------      ------------  -----------
OPERATING INCOME                                                               673,504       606,557         1,511,832    1,376,859
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                843         2,680             5,847        8,455
Interest income                                                                 10,753         7,834            19,132       21,375
Other, net                                                                     (36,584)      (26,571)          (42,747)     (42,585)
Income taxes applicable to other income                                          8,751        12,339            13,790       17,064
                                                                          ------------  ------------      ------------ ------------
INCOME BEFORE INTEREST CHARGES                                                 657,267       602,839         1,507,854    1,381,168
                                                                          ------------  ------------      ------------  -----------
INTEREST CHARGES AND PREFERRED DIVIDENDS:
Interest on long-term debt                                                     131,999       141,496           405,500      430,154
Allowance for debt funds used during construction                               (3,663)       (4,061)          (14,902)     (13,787)
Interest on interim obligations                                                 15,501         7,142            43,892       24,714
Amortization of debt discount, premium and expense, net                          7,836         7,598            23,777       22,441
Other interest charges                                                          14,982        12,682            40,416       38,796
Preferred dividends of subsidiary companies                                     21,788        22,030            66,491       65,096
                                                                          ------------  ------------      ------------  -----------
Net interest charges and preferred dividends                                   188,443       186,887           565,174      567,414
                                                                          ------------  ------------      ------------  -----------

CONSOLIDATED NET INCOME                                                   $    468,824  $    415,952      $    942,680  $   813,754
                                                                          ============  ============      ============  ===========

AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (Thousands)                                      665,774         650,454           664,279     648,417
EARNINGS PER SHARE OF COMMON STOCK                                             $0.71           $0.64             $1.42       $1.25
CASH DIVIDENDS PAID PER SHARE
   OF COMMON STOCK                                                            $0.305          $0.295            $0.915      $0.885



The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                                        7


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                 For the Nine Months
                                                                                                  Ended September 30,
                                                                                                  1995           1994
OPERATING ACTIVITIES:
Consolidated net income                                                                      $    942,680    $    813,754
Adjustments to reconcile consolidated net income to net cash provided by operating activities--
    Depreciation and amortization                                                                 836,792         786,836
    Deferred income taxes, net                                                                     82,255          28,076
    Allowance for equity funds used during construction                                            (5,847)         (8,455)
    Deferred Plant Vogtle costs                                                                    90,443          51,254
    Provision for separation benefits                                                                   -          78,993
    Gain on asset sales                                                                           (23,533)        (23,375)
    Other, net                                                                                    107,832          34,066
    Changes in certain current assets and liabilities--
     Receivables, net                                                                            (224,916)        (24,708)
     Fossil fuel stock                                                                             82,023         (50,138)
     Materials and supplies                                                                         8,610          (8,167)
     Accounts payable                                                                            (216,121)        (47,910)
     Taxes accrued                                                                                234,696         102,168
     Other                                                                                        (44,650)        (20,102)
                                                                                             ------------    -------------
Net cash provided from operating activities                                                     1,870,264       1,712,292
                                                                                             ------------    ------------
INVESTING ACTIVITIES:
Gross property additions                                                                         (967,016)     (1,034,060)
SEI investments                                                                                  (343,947)              -
Sales of property                                                                                 131,099         141,496
Other                                                                                              17,224        (108,508)
                                                                                             ------------    ------------
Net cash used in investing activities                                                          (1,162,640)     (1,001,072)
                                                                                             ------------    ------------
FINANCING ACTIVITIES:
Proceeds--
  Common stock                                                                                    186,610         206,368
  First mortgage bonds                                                                            345,210          35,000
  Pollution control bonds                                                                         515,300         609,815
  Other long-term debt                                                                            265,772         377,185
Retirements--
  Preferred stock                                                                                  (1,000)         (1,000)
  First mortgage bonds                                                                           (538,414)       (240,238)
  Pollution control bonds                                                                        (355,205)       (469,910)
  Other long-term debt                                                                           (261,551)       (181,359)
Special deposits-redemption funds                                                                (149,585)       (143,819)
Interim obligations, net                                                                           96,753        (366,702)
Payment of common stock dividends                                                                (607,988)       (573,999)
Miscellaneous                                                                                     (11,315)        (23,808)
                                                                                             ------------    ------------
Net cash provided from (used in) financing activities                                            (515,413)       (772,467)
                                                                                             ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           192,211         (61,247)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  139,309         178,346
                                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    331,520    $    117,099
                                                                                             ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
  Interest (net of amount capitalized)                                                       $    486,235    $    485,613
  Income taxes                                                                                    453,265         515,503

The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                             At September 30,
                                                                                    1995           At December 31,
                                                                                 (Unaudited)              1994
                                                                                  (Note A)
UTILITY PLANT:
Plant in service                                                               $31,704,257               $29,208,380
Less accumulated provision for depreciation                                     10,153,982                 9,576,577
                                                                              ------------              ------------
                                                                                21,550,275                19,631,803
Nuclear fuel, at amortized cost                                                    208,258                   238,055
Construction work in progress                                                      989,583                 1,247,427
                                                                              ------------              ------------
Total                                                                           22,748,116                21,117,285
                                                                              ------------              ------------

OTHER LONG-TERM ASSETS:
Investments                                                                        450,800                    93,049
Argentine operating concession, being amortized                                    435,563                   445,834
Goodwill                                                                           357,837                    12,233
Nuclear decommissioning trusts                                                     165,128                   125,311
Miscellaneous                                                                      312,039                   130,455
                                                                              ------------              ------------
Total                                                                            1,721,367                   806,882
                                                                              ------------              ------------

CURRENT ASSETS:
Cash and cash equivalents                                                          331,520                   139,309
Special deposits                                                                   149,585                    36,338
Receivables, less accumulated provisions for uncollectible accounts
    of $29,776 at September 30, 1995 and $9,129 at December 31, 1994             1,484,461                 1,021,590
Fossil fuel stock, at average cost                                                 268,662                   350,540
Materials and supplies, at average cost                                            553,901                   552,809
Prepayments                                                                        241,636                   193,983
Miscellaneous                                                                       73,390                    73,614
                                                                              ------------              ------------
Total                                                                            3,103,155                 2,368,183
                                                                              ------------              ------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                         1,386,596                 1,454,190
Deferred Plant Vogtle costs (H)                                                    341,649                   432,092
Debt expense and loss, being amortized                                             399,707                   345,897
Miscellaneous                                                                      617,942                   518,358
                                                                              ------------              ------------
Total                                                                            2,745,894                 2,750,537
                                                                              ------------              ------------

TOTAL ASSETS                                                                   $30,318,532               $27,042,887
                                                                               ===========               ===========


The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                           At September 30,
                                                                                  1995             At December 31,
                                                                              (Unaudited)                 1994
                                                                                (Note A)
CAPITALIZATION:
Common stock, par value $5 per share -
   Authorized - 1 billion shares;
   Outstanding -September 30, 1995:  665,774,460 shares
   December 31, 1994:  656,528,126 shares                                   $  3,328,872               $  3,282,643
Paid-in capital                                                                1,848,486                  1,711,366
Premium on preferred stock                                                         1,012                      1,012
Retained earnings                                                              3,524,396                  3,191,228
                                                                            ------------               ------------
                                                                               8,702,766                  8,186,249
Preferred stock of subsidiaries                                                1,332,203                  1,332,203
Guaranteed interest in preferred securities of partnership                       100,000                    100,000
Long-term debt                                                                 8,483,890                  7,592,826
                                                                            ------------               ------------
Total                                                                         18,618,859                 17,211,278
                                                                            ------------               ------------

CURRENT LIABILITIES:
Amount of securities due within one year                                         435,823                    229,925
Notes payable                                                                    947,135                    575,200
Commercial paper                                                                 452,387                    402,484
Accounts payable                                                                 638,586                    806,459
Customer deposits                                                                134,710                    101,575
Taxes accrued--
   Federal and state income                                                      192,440                        243
   Other                                                                         253,588                    152,979
Interest accrued                                                                 165,669                    190,094
Vacation pay accrued                                                              89,396                     87,431
Miscellaneous                                                                    468,158                    232,325
                                                                            ------------               ------------
Total                                                                          3,777,892                  2,778,715
                                                                            ------------               ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              4,583,119                  4,007,427
Deferred credits related to income taxes                                         944,975                    986,933
Accumulated deferred investment tax credits                                      827,275                    857,387
Disallowed Plant Vogtle capacity buyback costs                                    58,390                     60,490
Prepaid capacity revenues, net                                                   133,062                    138,421
Miscellaneous                                                                  1,374,960                  1,002,236
                                                                            ------------               ------------
Total                                                                          7,921,781                  7,052,894
                                                                            ------------               ------------

TOTAL CAPITALIZATION AND LIABILITIES                                         $30,318,532                $27,042,887
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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings
SOUTHERN's earnings for the third quarter and year-to-date 1995 were higher than earnings recorded in the corresponding periods of 1994 primarily because of higher retail revenues and, for year-to-date, costs recorded in the prior period associated with workforce reduction programs for GEORGIA and the system service company, SCS. Consolidated net income was $469 million ($0.71 per share) for the third quarter of 1995, compared to $416 million ($0.64 per share) for the third quarter of 1994. Earnings were $943 million ($1.42 per share) for year-to-date 1995, compared to $814 million ($1.25 per share) in the corresponding period of 1994. Disregarding the after-tax effect of the workforce reduction programs of $54 million ($0.09 per share), year-to-date earnings would have risen 8.6% over 1994's results.

     On September 18, 1995, SOUTHERN attained control of South Western. The acquisition was recorded on the purchase method. Accordingly, SOUTHERN's condensed financial statements for the periods ending September 30, 1995 include twelve days of South Western's operations, which were not material to SOUTHERN's Results of Operations. Reference is made to Note (A) to the Condensed Financial Statements herein for information regarding the purchase of South Western.

Revenues
Retail energy sales increased 8.5% and 5.3% for the third quarter and year-to-date 1995, respectively, due to weather influences, an improvement in the economy and an increase in customers served. The summer of 1994 was unseasonably mild, in contrast to the exceptionally hot summer of 1995 as evidenced by the eight occasions SOUTHERN set new peak hour demand records. The new peak record of 27,465 megawatts was 5.9% higher than the previous record set in 1993. Wholesale energy sales for the third quarter of 1995 rose 14.0% over the third quarter of 1994 due to increased demand created by the hot weather. However, scheduled reductions in off-system contracts brought year-to-date wholesale energy sales back to approximately the amount sold in 1994. Capacity revenues for the third quarter and year-to-date 1995 were $13 million and $39 million less than in the corresponding periods of 1994 and coincided with GEORGIA completing the final sale in a series of four transactions for the sale of Plant Scherer Unit 4 in June 1995. The capacity from this unit had been dedicated to unit power sales.

Expenses
Fuel expense for the third quarter and year-to-date 1995 rose over the corresponding periods of 1994 due to increased generation and the change in the composition of the generation mix. Because of the hot weather in the summer of 1995 and the reduced hydro generation due to lower stream flows, SOUTHERN utilized more generation from fossil sources, particularly combustion turbine. Fuel expense for both periods of 1995 benefitted from the lower, when segregated by fuel type, average cost of fuel consumed. Purchased power expense in recent years has steadily declined because of the reduction in capacity buyback payments by GEORGIA to the co-owners of Plant Vogtle; however, an increase was recorded for the third quarter and year-to-date 1995 because of record demand

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

levels and, with respect to year-to-date, the one-time reduction recorded in 1994 as a result of a new agreement with GEORGIA's territorial wholesale customers. See Note (H) to the Condensed Financial Statements herein for information regarding the Georgia PSC's retail rate order that required the levelization of capacity buyback expense for Plant Vogtle.

     Other operation expenses for the third quarter of 1995 increased for a variety of factors including higher costs for demand-side option programs (partially recoverable through rates), higher employee benefit and training costs, the recognition of emission allowance expense (also recoverable through rates) and the expiration of the amortization of credits associated with the Gulf States Utilities settlement. As discussed in Note (K) to the Condensed Financial Statements herein, GEORGIA expensed in July 1995 approximately $22 million of demand-side option program costs that will not be recovered. Other operation expense in the first quarter of 1994 included approximately $93 million for costs associated with workforce reduction programs. (See Note (E) to the Condensed Financial Statements herein.) The decrease in maintenance expense for both periods of 1995 reflect the establishment by ALABAMA in September 1994 of a Natural Disaster Reserve with an initial accrual of $28 million. This coincided with a change in the estimating procedure for computing unbilled kilowatt-hours which resulted in an increase in unbilled revenues of a like amount. The increase in depreciation and amortization is attributable to increased investment in plant and GEORGIA expensing in September 1995 approximately $15 million for previously capitalized software development costs.

Other Income
In May 1995, as a result of litigation, ALABAMA recorded a charge of $9 million to reflect the refund of interest on financing of merchandise sales. See Note
(F) to the Condensed Financial Statements herein for further details. On June 1 of 1994 and 1995, GEORGIA completed the third and fourth sales in a series of four separate transactions to sell Plant Scherer Unit 4. Each of these sales were for 16.55% of the unit. These sales generated cash of $133 million and $131 million, respectively, and resulted in after-tax gains of approximately $11 million and $12 million, respectively.

Interest Charges and Dividends on Preferred Stock
The decrease in interest on long-term debt reflects the SOUTHERN system's efforts to decrease its capital costs. Interest on interim obligations rose because of higher average interest rates on an increased average amount of short-term debt outstanding.

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

      Reference is made to SOUTHERN's Current Reports on Form 8-K dated July 13, September 7 and September 18, 1995 for information regarding SOUTHERN's purchase of South Western. South Western is one of twelve regional electricity companies in the United Kingdom. South Western's principal business is the distribution of electricity to 1.3 million customers in the southwest portion of England. Further discussion of this transaction is made in Note (A) to the Condensed Financial Statements herein.

     Reference is made to the Notes to the Condensed Financial Statements herein for further discussion of various uncertainties and legal proceedings related to: the actions of regulators regarding the recovery of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric plant; a tax issue regarding GEORGIA's tax accounting for the sale in 1984 of an interest in Plant Vogtle and related capacity and energy buyback commitments; and the outcome of proceedings initiated by the FERC to determine the appropriate return on equity on wholesale power and transmission contracts.

     As discussed in Note (G) to the Condensed Financial Statements herein, ALABAMA has a retail rate moratorium on increases (but not decreases) in effect until July 2001.

     As discussed in Note (J) to the Condensed Financial Statement herein, the staff of the Georgia PSC issued a report regarding its preliminary review of GEORGIA's earnings. This report recommends, among other things, that the allowed return on equity be lowered to 11 1/4% from the current 12 1/4% and that $60 million of GEORGIA's $200 million investment in the Rocky Mountain pumped storage hydroelectric plant be excluded from rate base. The outcome of this matter cannot now be determined.

     As a result of an investigation of GULF's 1995 earnings by the Florida PSC, GULF presented a 1995 earnings proposal which requires that any jurisdictional revenues contributing to annual earnings in excess of a 12.75% return on equity on a Florida PSC adjusted basis be deferred. GULF must petition the Florida PSC to determine the disposition of any deferred revenues by April 1996. The proposal was approved by the Florida PSC in August 1995. Based upon current estimates, GULF's management does not expect a material impact on future earnings.

     Reference is made to Note 3 to the financial statements of SOUTHERN in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

information regarding proceedings with respect to GEORGIA's recovery of demand-side conservation program costs. In August 1995, the Georgia PSC ordered GEORGIA to discontinue the current demand-side conservation programs by the end of 1995. The rate riders will continue in effect until costs deferred are collected, not to exceed an $80 million cap as of December 31, 1995. In July 1995, GEORGIA recognized expenses of approximately $22 million for previously deferred costs which will not be recovered under the riders and costs expected to be incurred in excess of the capped amount.

     Hurricane Opal struck SOUTHERN's service territory in October 1995. A significant portion of the costs of repairing damages, excluding the amounts capitalized, will be charged, to the extent available, to storm damage reserves. Management believes that the cost of repairing damages will not have a material effect on future results of operations.

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

     The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. Further discussion of this issue is found in "Future Earnings Potential" in Item 7 Management's Discussion and Analysis in SOUTHERN's 1994 Annual Report on Form 10-K.

     Reference is made to Note 3 to the financial statements in Item 8 of SOUTHERN's 1994 Annual Report on Form 10-K for information on certain environmental contingencies.

     SOUTHERN's domestic operating affiliates are subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the company's operations is no longer subject to these provisions, SOUTHERN would be required to write-off related regulatory assets and liabilities. See Note 1 to the financial statements in
Item 8 of SOUTHERN's 1994 Annual Report on Form 10-K.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SOUTHERN must adopt this standard by January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of SOUTHERN based on the current regulatory structure in which SOUTHERN operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

     In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation. The statement is effective for transactions that are entered into in fiscal years beginning after December 15, 1995. This statement establishes a fair value based method of accounting for employee stock options. This method provides for a compensation cost to be charged to results of operations at the grant date. However, the statement allows companies to continue to follow the accounting prescribed by APB Opinion No. 25. Opinion 25 generally requires compensation cost to be recognized only for the excess of the quoted market price at the grant date over the price that an employee must pay to acquire the stock. Companies electing to continue with Opinion 25 must make pro forma disclosures of net income as if Statement 123 had been adopted. SOUTHERN has not yet determined the method of accounting that it will follow for stock options. However, it does not expect that adoption of the requirements of Statement 123 would have a material impact on the results of operations.

Financial Condition

Overview
The major changes in SOUTHERN's financial condition during the first nine months of 1995 were the addition of approximately $1.0 billion to utility plant, the acquisition of South Western, the commercial operation of twelve generating units designed for peak demand (approximately 930 megawatts of capacity), and the consummation of the final transaction in the sale of Plant Scherer Unit 4. The funds for gross property additions and other capital requirements were derived primarily from operations, an increase in notes payable and the sale of common stock by SOUTHERN. See SOUTHERN's Condensed Statements of Cash Flows for further details.

Capital Structure
One of SOUTHERN's goals is to maintain common equity as a percent of total capitalization, including short-term debt and the current portion of capitalization, within a range of 40 to 45%. This ratio was 42.5% at September 30, 1995, compared to 44.4% at December 31, 1994. The market price of SOUTHERN's common stock at September 30, 1995, was $23.50 per share, compared to a book

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

value of $13.07. This represents a market-to-book value ratio of 180%. The dividend for the third quarter of 1995 was 30.5 cents per share.

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

Other Capital Requirements
In addition to the funds needed for the construction program, approximately $436 million will be required by September 30, 1996, for present sinking fund requirements and maturities of long-term debt. Included in this amount is $150 million on deposit with the trustee that may be used only for the redemption of pollution control obligations. Also, the operating subsidiaries plan to continue, to the extent possible, a program to retire high-cost debt and preferred stock and replace these obligations with lower-cost capital.

Sources of Funds
SOUTHERN had a sale of its common stock in the first quarter of 1995 and issued additional common shares through employee savings and stock purchase plans. Other than the employee savings and stock purchase plans, no issuance of additional shares of SOUTHERN's common stock is planned. The amounts and timing of additional equity capital to be raised in the future will be contingent on

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Financial Condition  (Continued)

SOUTHERN's investment opportunities. The operating subsidiaries plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. However, the type and timing of financings will depend on market conditions, maintenance of adequate earnings, and regulatory approval.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at September 30, 1995, approximately $332 million of cash and cash equivalents and approximately $2.7 billion of unused credit arrangements with banks.

     In connection with the tender offer for South Western, SOUTHERN established credit commitments with four banks for $700 million. As of November 10, 1995, none of these credit commitments had been utilized.

     At September 30, 1995, the system companies had outstanding $947 million of notes payable and $452 million of commercial paper. The short-term lines of credit may not be utilized in their entirety without additional regulatory approval. Since the construction program with respect to major generating projects has been completed, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (B) to the Condensed Financial Statements herein for discussion of financial derivative contracts entered into by SOUTHERN and its subsidiaries.

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

                              ALABAMA POWER COMPANY

                              ALABAMA POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of ALABAMA included herein have been prepared by ALABAMA, without audit, pursuant to the rules and regulations of the SEC. In the opinion of ALABAMA's management, the information regarding ALABAMA furnished herein reflects all adjustments (which, except for the adjustment to revenues and the establishment of a Natural Disaster Reserve in September 1994, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although ALABAMA believes that the disclosures regarding ALABAMA are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in ALABAMA's latest annual report on Form 10-K.


                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

     The condensed financial statements of ALABAMA included herein have been reviewed by ALABAMA's independent public accountants as set forth in their report included herein as Exhibit 1.


                              ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)



                                                                     For the Three Months            For the Nine Months
                                                                     Ended September 30,             Ended September 30,
                                                                     1995             1994           1995              1994


OPERATING REVENUES:
Revenues                                                            $910,023         $803,220      $2,264,183       $2,168,707
Revenues from affiliates                                              28,261           35,707          73,925          116,466
                                                                  ----------       ----------    ------------     ------------
Total operating revenues                                             938,284          838,927       2,338,108        2,285,173
                                                                  ----------       ----------    ------------     ------------

OPERATING EXPENSES:
Operation--
   Fuel                                                              242,649          217,901         596,257          622,770
   Purchased power from non-affiliates                                16,684            2,265          25,895           11,900
   Purchased power from affiliates                                    41,011           26,900          93,695           78,595
   Other                                                             125,667          109,231         363,062          333,401
Maintenance                                                           51,299           78,716         174,529          198,420
Depreciation and amortization                                         75,886           72,878         228,717          218,237
Taxes other than income taxes                                         45,959           45,833         137,668          137,277
Federal and state income taxes                                       105,807           85,467         204,329          193,518
                                                                  ----------       ----------    ------------     ------------
Total operating expenses                                             704,962          639,191       1,824,152        1,794,118
                                                                  ----------       ----------    ------------     ------------
OPERATING INCOME                                                     233,322          199,736         513,956          491,055
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                      564              579           2,823            1,749
Interest income                                                        5,840            4,242           6,760           12,500
Other, net                                                            (7,446)          (6,258)        (16,945)         (25,741)
Income taxes applicable to other income                                1,155            2,941           9,154            9,876
                                                                  ----------       ----------    ------------     ------------
INCOME BEFORE INTEREST CHARGES                                       233,435          201,240         515,748          489,439
                                                                  ----------      -----------    ------------     ------------
INTEREST CHARGES:
Interest on long-term debt                                            44,737           44,544         135,684          133,681
Allowance for debt funds used during construction                       (915)            (716)         (4,585)          (2,165)
Interest on interim obligations                                        4,430            1,868          13,300            4,177
Amortization of debt discount, premium, and expense, net               2,544            2,505           7,588            7,400
Other interest charges                                                 7,999            5,200          21,192           14,945
                                                                  ----------       ----------    ------------     ------------
Net interest charges                                                  58,795           53,401         173,179          158,038
                                                                  ----------       ----------    ------------     ------------
NET INCOME                                                           174,640          147,839         342,569          331,401
DIVIDENDS ON PREFERRED STOCK                                           6,702            6,625          20,377           19,488
                                                                  ----------       ----------    ------------     ------------
NET INCOME AFTER DIVIDENDS ON
   PREFERRED STOCK                                                  $167,938         $141,214    $    322,192    $     311,913
                                                                 ===========       ==========    ============    =============


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                              ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                                  1995           1994

OPERATING ACTIVITIES:
Net income                                                                                   $   342,569      $   331,401
Adjustments to reconcile net income to net cash provided by
     operating activities--
   Depreciation and amortization                                                                 272,505          268,500
   Deferred income taxes, net                                                                     27,182            2,377
   Allowance for equity funds used during construction                                            (2,823)          (1,749)
   Other, net                                                                                     59,823           42,708
   Change in certain current assets and liabilities--
    Receivables, net                                                                             (88,215)         (18,679)
    Inventories                                                                                   26,669           (7,449)
    Payables                                                                                    (100,678)        (116,613)
    Taxes accrued                                                                                 83,959           50,471
    Energy cost recovery, retail                                                                 (18,693)          (2,478)
    Other                                                                                        (32,948)         (22,105)
                                                                                             -----------      -----------
Net cash provided from operating activities                                                      569,350          526,384
                                                                                             -----------      -----------
INVESTING ACTIVITIES:
Gross property additions                                                                        (357,749)        (334,366)
Other                                                                                            (40,366)         (23,359)
                                                                                             -----------      -----------
Net cash used for investing activities                                                          (398,115)        (357,725)
                                                                                             -----------      -----------
FINANCING ACTIVITIES:
Proceeds:
  Other long-term debt                                                                            50,000          208,910
Retirements:
  First mortgage bonds                                                                                 -          (20,387)
  Other long-term debt                                                                           (50,563)        (108,653)
Special deposits-redemption funds                                                                      -         (101,650)
Interim obligations, net                                                                          60,128           81,516
Payment of preferred stock dividends                                                             (20,296)         (18,723)
Payment of common stock dividends                                                               (210,700)        (200,400)
Miscellaneous                                                                                     (1,567)          (4,415)
                                                                                             -----------      -----------
Net cash provided from (used for) financing activities                                          (172,998)        (163,802)
                                                                                             -----------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           (1,763)           4,857
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  14,676            3,233
                                                                                             -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    12,913      $     8,090
                                                                                             ===========      ===========

Supplemental cash flow information:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                      $   148,104      $   140,343
   Income taxes                                                                                  112,268          157,331


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.



                              ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                          At September 30,
                                                                                  1995               At December 31,
                                                                             (Unaudited)                     1994
UTILITY PLANT:
Plant in service, at original cost                                         $  10,337,386                   $10,052,772
Less accumulated provision for depreciation                                    3,792,306                     3,598,604
                                                                           -------------                 -------------
                                                                               6,545,080                     6,454,168
Nuclear fuel, at amortized cost                                                   91,148                       101,630
Construction work in progress                                                    313,412                       317,779
                                                                           -------------                 -------------
Total                                                                          6,949,640                     6,873,577
                                                                           -------------                 -------------

OTHER PROPERTY AND INVESTMENTS:
Nuclear decommissioning trusts                                                    92,484                        71,014
Other                                                                             47,378                        43,955
                                                                                 139,862                       114,969
                                                                           -------------                 -------------

CURRENT ASSETS:
Cash and cash equivalents                                                         12,913                        14,676
Receivables --
   Customer accounts receivable                                                  427,591                       308,561
   Other accounts and notes receivable                                            26,220                        22,547
   Affiliated companies                                                           30,295                        29,303
   Accumulate d provision for uncollectible accounts                              (3,073)                       (2,297)
Refundable income taxes                                                                -                        16,011
Fossil fuel stock, at average cost                                               102,460                       119,555
Materials and supplies, at average cost                                          175,026                       184,600
Prepayments--
   Income taxes                                                                    1,466                        19,196
   Other                                                                         110,310                        84,354
Vacation pay deferred                                                             20,442                        20,442
                                                                           -------------                 -------------
Total                                                                            903,650                       816,948
                                                                           -------------                 -------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                         440,742                       451,886
Debt expense and loss, being amortized                                           105,691                       109,221
Uranium enrichment decontamination and decommissioning fund                       42,996                        42,996
Miscellaneous                                                                     61,370                        49,620
                                                                           -------------                 -------------
Total                                                                            650,799                       653,723
                                                                           -------------                 -------------

TOTAL ASSETS                                                               $   8,643,951                 $   8,459,217
                                                                           =============                 =============


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                                                  ALABAMA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                              CAPITALIZATION AND LIABILITIES



                                                                          At September 30,
                                                                                  1995               At December 31,
                                                                             (Unaudited)                     1994
CAPITALIZATION:
Common stock equity --
Common stock, par value $40 per share--authorized
   6,000,000 shares, outstanding 5,608,955 shares                             $    224,358                $    224,358
Paid-in capital                                                                  1,304,645                   1,304,645
Premium on preferred stock                                                             146                         146
Retained earnings                                                                1,196,880                   1,085,256
                                                                              ------------                ------------
                                                                                 2,726,029                   2,614,405
Preferred stock                                                                    440,400                     440,400
Long-term debt                                                                   2,396,963                   2,455,013
                                                                              ------------                ------------
Total                                                                            5,563,392                   5,509,818
                                                                              ------------                ------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                  60,871                         796
Commercial paper                                                                   240,010                     179,882
Accounts payable--
   Affiliated companies                                                             62,480                      60,334
   Other                                                                           147,268                     258,657
Customer deposits                                                                   31,632                      30,245
Taxes accrued --
   Federal and state income                                                         56,507                       6,848
   Other                                                                            59,068                      15,589
Interest accrued                                                                    48,885                      52,516
Miscellaneous                                                                       72,812                      77,489
                                                                                   779,533                     682,356
                                                                              ------------                ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                1,185,240                   1,181,342
Accumulated deferred investment tax credits                                        308,395                     317,018
Prepaid capacity revenues, net                                                     133,062                     138,421
Uranium enrichment decontamination and decommissioning fund                         39,413                      39,413
Deferred credits related to income taxes                                           390,365                     405,256
Miscellaneous                                                                      244,551                     185,593
                                                                              ------------                ------------
Total                                                                            2,301,026                   2,267,043
                                                                              ------------                ------------

TOTAL CAPITALIZATION AND LIABILITIES                                            $8,643,951                  $8,459,217
                                                                              ============               =============


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

ALABAMA's earnings during the third quarter and year-to-date 1995 increased, compared to the same periods of 1994, due primarily to higher retail energy sales. Compared to the corresponding periods of 1994, net income after dividends on preferred stock was $26.7 million higher in the third quarter of 1995 and $10.3 million higher year-to-date.

Revenues
Operating revenues for the third quarter and year-to-date 1995 rose over the corresponding periods of 1994 due primarily to higher retail energy sales and, for the third quarter, increased wholesale energy sales to non-affiliates. Retail energy sales rose 6.7% in the third quarter and 4.7% year-to-date. The increase for the third quarter was primarily due to hot weather in 1995, especially when compared to the mild weather experienced in the same period for 1994. The year-to-date increase over the prior year was primarily due to weather and a strong economy in ALABAMA's service territory. Capacity payments received from non-affiliated customers decreased $2.9 million for the third quarter and $8.8 million year-to-date. Total energy sales increased 8.5% for the quarter and 0.6% year-to-date 1995.

     Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand, the availability, and the variable production cost of generating resources at each company.

Expenses
The average cost of fuel consumed decreased for both the third quarter and year-to-date 1995. However, fuel expense for the third quarter increased because of the displacement of nuclear and hydro generation with fossil fuel generation, including, due to peak demands, gas-fired combustion turbines. Nuclear and hydro generation decreased because of a refueling outage and lower stream flows, respectively. The most significant increase in other operation expenses for both third quarter and year-to-date 1995 is due to the expiration in 1994 of the amortization of credits associated with the Gulf States Utilities settlement.

     The decrease in maintenance expense for both the third quarter and year-to-date 1995 reflect the establishment in September 1994 of a Natural Disaster Reserve with an initial accrual of $28 million. This coincided with a change in the estimating procedure for computing unbilled kilowatt-hours which resulted in an increase in unbilled revenues of $28 million. The increase in depreciation and amortization reflects additions to utility plant. The increase in income tax expense is attributable to the change in earnings.

Other Income
In May 1995, pursuant to litigation, ALABAMA recorded a charge of $9 million to reflect the refund of interest on the sales of merchandise by vendors other than ALABAMA. See Note (F) to the Condensed Financial Statements herein for further

                              ALABAMA POWER COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

details. The change in "Other, net" for year-to-date is primarily attributable to a decrease in contributions to non-profit organizations.

Allowance for Funds Used During Construction
AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it is realized over the service life of the plant through increased revenues resulting from a higher rate base and higher depreciation expense.

Interest Charges
Interest on interim obligations rose due to higher average interest rates on an increased average amount of short-term debt outstanding. Other interest charges for the third quarter and year-to-date 1995 reflect interest on refunds associated with long-term power sales agreements. Also, interest on federal income tax assessments arising from the audit for the tax years 1988-1990 contributed to the year-to-date increase.

Future Earnings Potential
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from growth in energy sales to a less regulated, more competitive environment.

     Discussed in Note (D) to the Condensed Financial Statements herein are the proceedings concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts. Also, see Note (G) to the Condensed Financial Statements herein for information regarding a retail rate moratorium and the application of adjustments to achieve parity among the various rate classes.

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

                              ALABAMA POWER COMPANY
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

     Hurricane Opal struck ALABAMA's service area on October 4, 1995. The expense of repairing damages to ALABAMA's property will be charged to the Natural Disaster Reserve, which amounted to $31 million at September 30, 1995. Management believes that the cost of repairing damages and the loss of revenues will not have a material effect on future results of operations.

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

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. ALABAMA must adopt this standard by January 1, 1996 and does not expect that adoption will have a material impact on the financial position or results of operations of ALABAMA based on the current regulatory structure in which ALABAMA operates. This conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

Financial Condition

Overview
The principal change in ALABAMA's financial condition in the first nine months of 1995 was gross property additions of $358 million to utility plant. The funds for gross property additions were derived from operating activities and an increase in short-term debt. See ALABAMA's Condensed Statements of Cash Flows herein for further details. ALABAMA's common equity as a percent of total capitalization was 49.0% at September 30, 1995, compared to 47.4% at year-end 1994.

Liquidity and Capital Resources
ALABAMA has committed lines of credit and regulatory approval for short-term borrowings of up to $530 million. At September 30, 1995, ALABAMA had outstanding $240 million of commercial paper.

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

     In addition to the funds needed for the capital budget, approximately $60.9 million will be required by September 30, 1996, for debt maturities. Also, ALABAMA will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital, as market conditions permit.

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

                                                                    Exhibit 1



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of September 30, 1995, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and condensed statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of ALABAMA POWER COMPANY as of December 31, 1994 (not presented herein), and, in our report dated February 15, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/S/ ARTHUR ANDERSEN
Birmingham, Alabama
November 8, 1995

                              GEORGIA POWER COMPANY

                              GEORGIA POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


     The condensed financial statements of GEORGIA included herein have been prepared by GEORGIA, without audit, pursuant to the rules and regulations of the SEC. As more fully discussed in Note (I) to the Condensed Financial Statements herein, an uncertainty exists with respect to the actions of the regulators regarding the recoverability of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric plant. In the opinion of GEORGIA's management, subject to the effect of such adjustments, if any, as might have been required had the outcome of the uncertainty been known, the information regarding GEORGIA furnished herein reflects all adjustments (which, except for the provisions for separation benefits recorded in 1994 as described in Note (E) to the Condensed Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although GEORGIA believes that the disclosures regarding GEORGIA are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in GEORGIA's latest annual report on Form 10-K.

                    REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

     The condensed financial statements of GEORGIA included herein have been reviewed by GEORGIA's independent public accountants as set forth in their report included herein as Exhibit 1.


                              GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                     For the Three Months            For the Nine Months
                                                                     Ended September 30,             Ended September 30,
                                                                     1995             1994           1995              1994


OPERATING REVENUES:
Revenues                                                          $1,341,661       $1,197,061       $3,356,077      $3,182,709
Revenues from affiliates                                              31,895           15,576           66,875          52,725
                                                                ------------     ------------     ------------    ------------
Total operating revenues                                           1,373,556        1,212,637        3,422,952       3,235,434
                                                                ------------     ------------     ------------    ------------

OPERATING EXPENSES:
Operation--
   Fuel                                                              282,111          254,677          714,366         683,931
   Purchased power from non-affiliates                                53,871           44,165          142,585         148,296
   Purchased power from affiliates                                    36,721           39,102           94,606         115,620
   Provision for separation benefits                                   2,073            2,204            6,052          90,101
   Other                                                             211,983          148,796          549,969         470,465
Maintenance                                                           64,197           58,059          201,384         203,476
Depreciation and amortization                                        122,449           94,702          317,942         284,146
Amortization of deferred
   Plant Vogtle expenses, net (Note H)                                32,493           22,847           90,443          51,254
Taxes other than income taxes                                         56,301           49,367          158,602         147,816
Federal and state income taxes                                       174,278          167,652          372,927         325,586
                                                                ------------     ------------     ------------    ------------
Total operating expenses                                           1,036,477          881,571        2,648,876       2,520,691
                                                                ------------     ------------     ------------    ------------
OPERATING INCOME                                                     337,079          331,066          774,076         714,743
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                       61            1,538            2,471           4,450
Other, net                                                            (9,146)          (4,964)          12,763          19,465
Income taxes applicable to other income                                2,841            6,115           (8,467)         (1,461)
                                                                ------------     ------------     ------------    ------------
INCOME BEFORE INTEREST CHARGES                                       330,835          333,755          780,843         737,197
                                                                ------------     ------------     ------------    ------------
INTEREST CHARGES:
Interest on long-term debt                                            61,571           76,279          199,029         236,148
Allowance for debt funds used during construction                     (2,447)          (2,882)          (9,498)         (9,216)
Interest on interim obligations                                        5,356            4,229           17,476          12,647
Amortization of debt discount, premium and expense, net                3,983            3,927           11,999          11,693
Preferred distribution of subsidiary                                   2,250                -            6,750               -
Other interest charges                                                 3,576            6,830            9,402          19,909
                                                                ------------     ------------     ------------    ------------
Net interest charges                                                  74,289           88,383          235,158         271,181
                                                                ------------     ------------     ------------    ------------
NET INCOME                                                           256,546          245,372          545,685         466,016
DIVIDENDS ON PREFERRED STOCK                                          11,843           12,112           36,321          35,773
                                                                ------------     ------------     ------------    ------------
NET INCOME AFTER DIVIDENDS ON
   PREFERRED STOCK                                              $    244,703     $    233,260     $    509,364    $    430,243
                                                                ============     ============     ============    ============


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.



                              GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)
                                                                                                           For the Nine Months
                                                                                                          Ended September 30,
                                                                                                          1995             1994

OPERATING ACTIVITIES
Net income                                                                                            $  545,685        $  466,016
Adjustments to reconcile net income to net cash provided by operating activities--
   Depreciation and amortization                                                                         397,225           360,874
   Deferred income taxes, net                                                                             46,289            30,869
   Allowance for equity funds used during construction                                                    (2,471)           (4,450)
   Deferred Plant Vogtle costs                                                                            90,443            51,254
   Provision for separation benefits                                                                           -            74,112
   Gain on asset sales                                                                                   (23,344)          (22,474)
   Other, net                                                                                             61,254           (45,500)
   Changes in current assets and liabilities--
     Receivables, net                                                                                   (113,261)           31,118
     Inventories                                                                                          62,153           (39,947)
     Payables                                                                                            (55,295)            8,076
     Taxes accrued                                                                                       109,460            11,027
     Other                                                                                                20,811            13,071
                                                                                                    ------------       -----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                                            1,138,949           934,046
                                                                                                    ------------       -----------
INVESTING ACTIVITIES
Property additions                                                                                      (326,858)         (420,025)
Sales of property                                                                                        131,099           132,644
Other                                                                                                   (53,362)           (63,394)
                                                                                                    ------------       -----------
NET CASH USED FOR INVESTING ACTIVITIES                                                                  (249,121)         (350,775)
                                                                                                    ------------       -----------
FINANCING ACTIVITIES
Proceeds--
   First mortgage bonds                                                                                   75,000                 -
   Pollution control bonds                                                                               454,700           388,065
Retirements--
   First mortgage bonds                                                                                 (505,789)         (133,559)
   Pollution control bonds                                                                              (305,205)         (391,810)
   Other long-term debt                                                                                  (37,000)             (132)
Special deposits-redemption funds                                                                       (149,585)                -
Interim obligations, net                                                                                 (33,875)          (98,952)
Payment of preferred stock dividends                                                                     (36,540)          (35,001)
Payment of common stock dividends                                                                       (333,800)         (285,800)
Miscellaneous                                                                                            (12,261)          (12,121)
                                                                                                    ------------       -----------
NET CASH USED FOR FINANCING ACTIVITIES                                                                  (884,355)         (569,310)
                                                                                                    ------------       -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                    5,473            13,961
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          12,539             5,896
                                                                                                    ------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $     18,012       $    19,857
                                                                                                    ============       ===========

Supplemental Cash Flow Information--
   Interest (net of amount capitalized)                                                             $    241,955       $   267,367
   Income taxes                                                                                          277,260           300,417

The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.



                                                  GEORGIA POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                          At September 30,
                                                                                  1995               At December 31,
                                                                             (Unaudited)                     1994
UTILITY PLANT:
Plant in service                                                            $  14,444,104                  $14,054,917
Less accumulated provision for depreciation                                     4,322,431                    4,054,986
                                                                            -------------                -------------
                                                                               10,121,673                    9,999,931
Nuclear fuel, at amortized cost                                                   117,110                      136,425
Construction work in progress                                                     245,222                      541,889
                                                                            -------------                -------------
Total                                                                          10,484,005                   10,678,245
                                                                            -------------                -------------

OTHER PROPERTY AND INVESTMENTS:
Nuclear decommissioning trusts                                                     72,644                       54,297
Miscellaneous                                                                     127,974                      116,527
                                                                            -------------                -------------
Total                                                                             200,618                      170,824
                                                                            -------------               --------------

CURRENT ASSETS:
Cash and cash equivalents                                                          18,012                       12,539
Special deposits - redemption funds                                               149,585                            -
Receivables--
   Customer accounts receivable                                                   494,738                      377,570
   Other accounts and notes receivable                                             94,450                      104,989
   Affiliated companies                                                            22,182                       14,443
   Accumulated provision for uncollectible accounts                                (6,975)                      (4,500)
Fossil fuel stock, at average cost                                                111,563                      169,252
Materials and supplies, at average cost                                           289,000                      293,464
Prepayments 87,222                                                                 55,383
Vacation pay deferred                                                              40,344                       40,823
                                                                            -------------                -------------
Total                                                                           1,300,121                    1,063,963
                                                                            -------------                -------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                          864,914                      919,750
Deferred Plant Vogtle costs (Note H)                                              341,649                      432,092
Debt expense and loss, being amortized                                            197,510                      190,899
Miscellaneous                                                                     219,533                      256,885
                                                                            -------------                -------------
Total                                                                           1,623,606                    1,799,626
                                                                            -------------                -------------

TOTAL ASSETS                                                                $  13,608,350                  $13,712,658
                                                                            =============                  ===========


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.



                                                     GEORGIA POWER COMPANY
                                                   CONDENSED BALANCE SHEETS
                                               (Stated in Thousands of Dollars)

                                                CAPITALIZATION AND LIABILITIES

                                                                          At September 30,
                                                                                  1995               At December 31,
                                                                             (Unaudited)                     1994
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
   authorized 15,000,000 shares, outstanding 7,761,500 shares              $     344,250                 $     344,250
Paid-in capital                                                                2,384,348                     2,384,348
Premium on preferred stock                                                           413                           413
Retained earnings                                                              1,588,106                     1,412,543
                                                                           -------------                 -------------
                                                                               4,317,117                     4,141,554
Preferred stock                                                                  692,787                       692,787
Guaranteed interest in preferred securities of partnership                       100,000                       100,000
Long-term debt                                                                 3,313,119                     3,757,823
                                                                           -------------                 -------------
Total                                                                          8,423,023                     8,692,164
                                                                           -------------                 -------------

CURRENT LIABILITIES:
Long-term debt due within one year                                               300,025                       167,420
Notes payable to banks                                                           178,550                       202,200
Commercial paper                                                                 212,377                       222,602
Accounts payable--
   Affiliated companies                                                           38,987                        41,760
   Other                                                                         218,580                       313,307
Customer deposits                                                                 50,547                        47,017
Taxes accrued--
   Federal and state income                                                       60,701                         2,856
   Other                                                                         141,778                        90,163
Interest accrued                                                                  91,459                       110,256
Miscellaneous                                                                    163,122                       109,726
                                                                           -------------                 -------------
Total                                                                          1,456,126                     1,307,307
                                                                           -------------                 -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              2,509,922                     2,477,661
Accumulated deferred investment tax credits                                      435,175                       453,121
Deferred credits related to income taxes                                         411,765                       433,334
Disallowed Plant Vogtle capacity buyback costs                                    58,390                        60,490
Miscellaneous                                                                    313,949                       288,581
                                                                           -------------                 -------------
Total                                                                          3,729,201                     3,713,187
                                                                           -------------                 -------------

TOTAL CAPITALIZATION AND LIABILITIES                                         $13,608,350                   $13,712,658
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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings
GEORGIA recorded higher earnings for both the third quarter and year-to-date 1995, compared to the corresponding periods of 1994, primarily as a result of higher retail energy sales and lower interest charges and, for year-to-date, expenses recorded in the prior period related to workforce reduction programs at GEORGIA and the system service company, SCS. (See Note (E) to the Condensed Financial Statements herein.) Net income after dividends on preferred stock rose $11.4 million in the third quarter of 1995 and $79.1 million in the first nine months of 1995, compared to the corresponding periods of 1994. Disregarding the after-tax effect of the provision for separation benefits in 1994, GEORGIA's earnings for year-to-date 1995 would have been $23.9 million above earnings in the corresponding period of 1994.

Revenues
Total operating revenues for both periods of 1995 increased compared to the corresponding periods of 1994 primarily because of higher retail energy sales. Excluding fuel clause revenues, which represent the pass-through of fuel expenses and do not affect income, operating revenues for the third quarter and year-to-date 1995 increased $118.7 million and $144.7 million, respectively, compared to the corresponding periods of 1994.

     Retail - Retail energy sales in 1995 increased 10.0% in the third quarter and 5.9% year-to-date over the corresponding periods of 1994 primarily because of weather influences, an increase in customers served and continued expansion of Georgia's economy. The summer of 1994 was milder than normal, whereas the summer of 1995 was unusually hot as evidenced by the six times GEORGIA set new peak demand records. Residential, commercial and industrial energy sales for the third quarter and year-to-date 1995 increased 19.6% and 9.3%; 8.8% and 5.6%; and 3.9% and 3.9%, respectively. Total non-fuel retail revenues increased $123.7 million in the third quarter of 1995 and $168.5 million in the first nine months of 1995. Of these amounts, $14.3 million and $29.2 million, respectively, are attributable to increased revenues from demand-side option program rate riders reinstated in December 1994. Revenues from demand-side programs generally represent the direct recovery of program costs. See Note (K) to the Condensed Financial Statements herein for additional information on these programs.

     Wholesale - Energy sales to non-affiliated wholesale customers decreased 7.8% in the third quarter of 1995 and decreased 9.5% year-to-date, compared to the corresponding periods of 1994. Capacity revenues from non-affiliated utilities outside the service area were down $7.1 million for the third quarter of 1995 and $22.9 million year-to-date. The decrease in capacity revenues coincides with GEORGIA completing the final in a series of four transactions for the sale of Plant Scherer Unit 4 in June 1995. Energy revenues from non-affiliated utilities outside the service area decreased $7.6 million for the third quarter of 1995 and $52.4 million year-to-date. The energy component of contract sales is priced at approximately the variable production cost and does not materially affect earnings.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

     Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings. Disregarding long-term capacity and energy sales contracts and capacity buyback provisions, this also is true of non-territorial sales and purchases.

Operating Expenses
Fuel and Purchased Power - Fuel expense increased because of higher generation which stemmed from greater demand. Purchased power expense for year-to-date 1995 decreased primarily due to lower energy purchases from non-affiliated companies and scheduled reductions in capacity buyback payments to the co-owners of Plant Vogtle. See Note (H) to the Condensed Financial Statements herein for information regarding the levelization of capacity buyback expense for Plant Vogtle. Purchased power from non-affiliates increased in the third quarter of 1995 primarily because of higher demand.

     Other - As part of the SOUTHERN system's effort to curtail growth in operating expenses, both GEORGIA and SCS initiated workforce reduction programs in the first quarter of 1994. See Note (E) to the Condensed Financial Statements herein for further details. Other operation expense for 1995 increased, compared to 1994, primarily as a result of costs associated with demand-side option programs. The demand-side option program costs were offset in part by increases in retail revenues. As discussed in Note (K) to the Condensed Financial Statements herein, GEORGIA expensed in July 1995 approximately $22 million of demand-side option program costs that will not be collected through rate riders. Environmental remediation costs at various sites were $7.5 million through September 1995, compared to $7.8 million in the first nine months of 1994.

    Depreciation expense for the third quarter and year-to-date 1995 increased over prior periods primarily because of the commercial operation of four combustion turbine units and three hydroelectric pumped storage units and an increase in the accrual for nuclear decommissioning costs. Additionally, in September 1995 GEORGIA charged to amortization expense approximately $15 million for previously capitalized software development costs.

    Taxes other than income taxes increased due to higher ad valorem taxes and higher taxes paid to municipalities as a result of increased sales.

Allowance for Funds Used During Construction
AFUDC represents the cost of capital charged to utility plant under construction and is included in rate base. The equity portion of AFUDC represents non-cash income. The amount of AFUDC recorded is dependent upon the level of construction work in progress, capital costs and capitalization ratios. The decrease in equity AFUDC, as compared to the prior periods, is primarily due to the decrease

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

in the level of construction work in progress and an increase in the proportion of construction work in progress financed through short-term debt. Based upon GEORGIA's construction budget, AFUDC is estimated to total $15 million in 1995 and $17 million in 1996.

Other Income
In June 1994 and 1995, GEORGIA completed the third and fourth sales in a series of four separate transactions to sell Plant Scherer Unit 4. Each sale was for 16.55% of the unit. These sales generated cash of $133 million and $131 million, respectively, and resulted in after-tax gains of approximately $11 million and $12 million, respectively. Also, in August 1995 GEORGIA recognized the donation of $4 million in property to an educational institution.

Interest Charges and Dividends on Preferred Stock
Interest charges on long-term debt have declined due to refinancing efforts over the past twelve months. Also, GEORGIA used the proceeds from the Plant Scherer sales to redeem higher cost securities. Other interest charges have declined during 1995, as compared to 1994, due to interest accrued during 1994 on tax assessments. Dividends on preferred stock have fluctuated because GEORGIA has outstanding $175 million aggregate stated value of preferred stock that have variable dividend rates. Interest on interim obligations rose due to higher average interest rates and average amounts outstanding.

Future Earnings Potential
The results of operations discussed above are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including energy sales and regulatory matters.

     Growth in energy sales is subject to a number of factors which traditionally have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, and the rate of economic growth in GEORGIA's service area. The enactment of the Energy Act is having a dramatic effect on the electric utility industry. A discussion of the potential impact of the Energy Act and particularly its effect on competition is found under "Future Earnings Potential" in Item 7 Management's Discussion and Analysis in GEORGIA's 1994 Annual Report on Form 10-K.

         The commercial operation of four combustion turbine units and two pumped storage hydroelectric units in the second quarter of 1995 and a third pumped storage hydroelectric unit in July 1995 will increase related operation and maintenance and depreciation expenses. GEORGIA has entered into a four-year purchase power agreement to meet peaking needs. Beginning in 1996, GEORGIA will purchase 400 megawatts of capacity. In 1998, this amount will decline to 200

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operation  (Continued)

megawatts for the remaining two years. Capacity payments are projected to be $6 million in 1996 and 1997 and $3 million in 1998 and 1999. GEORGIA has also entered into a purchase power agreement whereby GEORGIA will buy electricity during peak periods from a proposed 300 megawatt cogeneration facility, starting in June 1998. The agreement was filed with the Georgia PSC for certification in the third quarter of 1995.

     GEORGIA sold in June 1995 its remaining ownership interest (16.55%) in Plant Scherer Unit 4 to two Florida utilities. This transaction coincided with scheduled reductions in capacity revenues from Florida utilities under unit power sales contracts of approximately $18 million in 1995 and an additional $10 million in 1996.

     As discussed in Note 4 to the financial statements of GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K, regulatory uncertainties exist related to the Rocky Mountain pumped storage hydroelectric plant. In the event the Georgia PSC does not allow full recovery of the plant's costs, then the portion not allowed may have to be written off. GEORGIA's total investment in the plant is approximately $200 million.

     As discussed in Note (J) to the Condensed Financial Statements herein, the staff of the Georgia PSC issued a report regarding its preliminary review of GEORGIA's earnings. This report recommends, among other things, that the allowed return on equity be lowered to 11 1/4% and that $60 million of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric plant be excluded from rate base. The outcome of this matter cannot now be determined.

     Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding proceedings with respect to GEORGIA's recovery of demand-side conservation program costs. In August 1995, the Georgia PSC ordered GEORGIA to discontinue the current demand-side conservation programs by the end of 1995. The rate riders will continue in effect until costs deferred are collected, not to exceed an $80 million cap as of December 31, 1995. In July 1995, GEORGIA recognized expenses of approximately $22 million for previously deferred costs which will not be recovered under the riders and costs expected to be incurred in excess of the capped amount.

     Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding proceedings with respect to litigation currently pending in the U. S. Tax Court. Also see Note (M) to the Condensed Financial Statements herein for developments concerning the joint complaints filed by OPC and MEAG in two separate venues seeking to recover from GEORGIA approximately $16.5 million

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

in alleged partial requirements rates overcharges, plus approximately $6.3 million in interest.

     OPC gave GEORGIA notices in 1994 and 1995 of its intent to decrease its purchases of capacity under a power supply agreement by 250 megawatts in September 1996 and an additional 250 megawatts in September 1997. As a result of these notifications, GEORGIA's capacity revenues from OPC will decline by approximately $8 million in 1996, an additional $25 million in 1997, and an additional $18 million in 1998.

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

     Hurricane Opal struck GEORGIA's service territory in October 1995. GEORGIA currently estimates that the cost of repairing damages will be approximately $10 million, of which a portion will be capitalized. Management believes that the cost of repairing damages will not have a material effect on future results of operations.

     The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. Further discussion of this issue is found in "Future Earnings Potential" in Item 7 Management's Discussion and Analysis in GEORGIA's 1994 Annual Report on Form 10-K.

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

Financial Condition

Overview
The principal changes in GEORGIA's financial condition during the first nine months of 1995 were additions of $327 million to utility plant, which included the commercial operation of four combustion turbine units (cumulatively, 320 megawatts of capacity) and all three units of the Rocky Mountain pumped storage hydroelectric plant (GEORGIA's ownership interest is approximately 70 megawatts of capacity per unit). Additionally, GEORGIA completed the final in a series of four transactions for the sale of Plant Scherer Unit 4. The funds needed for gross property additions are currently provided from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

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

     Cash requirements for long-term debt maturities and redemptions total approximately $300 million for the twelve months ending September 30, 1996. Included in this amount is the redemption associated with the refinancing of $150 million of pollution control obligations for which funds are on deposit with the trustee and may be used only for that purpose.

Sources of Funds
GEORGIA expects to meet future capital requirements primarily using funds from operations and, if needed, by the issuance of new debt and equity securities, term loans and short-term borrowings. Cash from operations for the first nine months of 1995 increased, as compared to the corresponding period in 1994, primarily because of an increase in revenues and a decrease in income tax and interest payments.

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

     To meet short-term cash needs and contingencies, GEORGIA had approximately $740 million of unused credit arrangements with banks at September 30, 1995.

                                                                Exhibit 1


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of September 30, 1995, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the condensed statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

     As more fully discussed in Note (I) to the Condensed Financial Statements, an uncertainty exists with respect to the actions of the regulators regarding the recoverability of the Company's investment in the Rocky Mountain pumped storage hydroelectric plant. The outcome of this uncertainty cannot presently be determined until a regulatory review is completed. Accordingly, no provision for any writedown of the costs associated with the Rocky Mountain facility resulting from the potential actions of the Georgia Public Service Commission has been made in the accompanying Condensed Financial Statements.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of GEORGIA POWER COMPANY as of December 31, 1994 (not presented herein), and, in our report dated February 15, 1995, we included an explanatory paragraph which describes an uncertainty with respect to the actions of the regulators regarding the recoverability of the Company's investment in the Rocky Mountain pumped storage hydroelectric plant. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ ARTHUR ANDERSEN LLP
Atlanta, Georgia
November 8, 1995

                          GULF POWER COMPANY

                          GULF POWER COMPANY
           MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS

     The condensed financial statements of GULF included herein have been prepared by GULF, without audit, pursuant to the rules and regulations of the SEC. In the opinion of GULF's management, the information regarding GULF furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although GULF believes that the disclosures regarding GULF are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in GULF's latest annual report on Form 10-K.




                                                        GULF POWER COMPANY
                                            CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                 (Stated in Thousands of Dollars)


                                                                     For the Three Months            For the Nine Months
                                                                     Ended September 30,             Ended September 30,
                                                                     1995             1994           1995             1994

OPERATING REVENUES:
Revenues                                                           $178,335          $157,637        $461,441         $432,530
Revenues from affiliates                                              5,916             4,506          16,785           14,470
                                                                 ----------        ----------      ----------       ----------
Total operating revenues                                            184,251           162,143         478,226          447,000
                                                                 ----------        ----------      ----------       ----------

OPERATING EXPENSES:
Operation--
   Fuel                                                              55,590            48,273         148,822          125,377
   Purchased power from non-affiliates                                3,897             1,234           6,964            4,933
   Purchased power from affiliates                                    9,696             6,002          19,884           18,776
   Other                                                             25,042            26,488          79,899           90,090
Maintenance                                                           9,975             9,469          32,952           37,628
Depreciation and amortization                                        13,863            14,453          41,212           42,427
Taxes other than income taxes                                        14,169            11,399          38,057           32,044
Federal and state income taxes                                       16,832            13,702          32,356           25,491
                                                                 ----------        ----------      ----------       ----------
Total operating expenses                                            149,064           131,020         400,146          376,766
                                                                 ----------        ----------      ----------       ----------
OPERATING INCOME                                                     35,187            31,123          78,080           70,234
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                      22               129              69              401
Interest income                                                         520               346           1,433            1,109
Other, net                                                             (213)             (100)           (508)            (268)
Income taxes applicable to other income                                (171)             (190)           (522)            (447)
                                                                 ----------        ----------      ----------       ----------
INCOME BEFORE INTEREST CHARGES                                       35,345            31,308          78,552           71,029
                                                                 ----------        ----------      ----------       ----------
INTEREST CHARGES:
Interest on long-term debt                                            5,838             6,838          17,709           20,586
Allowance for debt funds used during construction                       (32)             (158)            (98)            (491)
Interest on notes payable                                               668               443           2,433            1,101
Amortization of debt discount, premium and expense, net                 507               456           1,524            1,360
Other interest charges                                                  339               411           1,044            3,221
                                                                 ----------        ----------      ----------       ----------
Net interest charges                                                  7,320             7,990          22,612           25,777
                                                                 ----------        ----------      ----------       ----------
NET INCOME                                                           28,025            23,318          55,940           45,252
DIVIDENDS ON PREFERRED STOCK                                          1,437             1,487           4,376            4,418
                                                                 ----------        ----------      ----------       ----------
NET INCOME AFTER DIVIDENDS ON
   PREFERRED STOCK                                               $   26,588        $   21,831      $   51,564       $   40,834
                                                                 ==========        ==========      ==========       ==========


The accompanying notes as they relate to GULF are an integral part of these condensed statements.



                                                        GULF POWER COMPANY
                                          CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 (Stated in Thousands of Dollars)

                                                                                                    For the Nine Months
                                                                                                    Ended September 30,
                                                                                                    -------------------
                                                                                                     1995             1994
                                                                                                     -----            -----

OPERATING ACTIVITIES:
Net income                                                                                      $   55,940        $  45,252
Adjustments to reconcile net income to net cash provided by
     operating activities--
  Depreciation and amortization                                                                     57,320           67,292
  Deferred income taxes, net                                                                        (3,454)          (4,836)
  Allowance for equity funds used during construction                                                  (69)            (401)
  Other, net                                                                                        (7,794)           5,189
  Changes in certain current assets and liabilities--
     Receivables, net                                                                              (20,755)            (713)
     Inventories                                                                                     3,716           (5,267)
     Payables                                                                                       17,211           (6,596)
     Other                                                                                          20,839           17,196
                                                                                                ----------        ---------
Net Cash Provided From Operating Activities                                                        122,954          117,116
                                                                                                ----------        ---------
INVESTING ACTIVITIES:
Gross property additions                                                                           (44,915)         (63,344)
Other                                                                                                3,081           (3,303)
                                                                                                ----------        ---------
Net Cash Used For Investing Activities                                                             (41,834)         (66,647)
                                                                                                ----------        ---------
FINANCING ACTIVITIES:
Proceeds--
  Pollution control bonds                                                                                -           42,000
  Other long-term debt                                                                                   -           32,108
Retirements:
  Preferred stock subject to mandatory redemption                                                   (1,000)          (1,000)
  First mortgage bonds                                                                              (1,750)         (48,856)
  Other long-term debt                                                                              (9,053)         (19,950)
Special deposits - redemption funds                                                                      -          (42,169)
Notes payable, net                                                                                 (30,500)          21,447
Payment of preferred stock dividends                                                                (4,376)          (4,418)
Payment of common stock dividends                                                                  (34,300)         (32,900)
Miscellaneous                                                                                         (131)          (1,381)
                                                                                                ----------        ---------
Net Cash Used For Financing Activities                                                             (81,110)         (55,119)
                                                                                                ----------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                 10           (4,650)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                       902            5,576
                                                                                                ----------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $      912        $     926
                                                                                                ==========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest (net of amounts capitalized)                                                         $   17,570        $  20,002
  Income taxes                                                                                      25,505           24,595


The accompanying notes as they relate to GULF are an integral part of these condensed statements.



                                                    GULF POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                          At September 30,
                                                                                  1995               At December 31,
                                                                             (Unaudited)                     1994
                                                                             --------------          ---------------

UTILITY PLANT:
Plant in service, at original cost                                          $  1,686,289                   $1,656,367
Less accumulated provision for depreciation                                      654,748                      622,911
                                                                            ------------                 ------------
                                                                               1,031,541                    1,033,456
Construction work in progress                                                     27,742                       24,288
                                                                            ------------                 ------------
Total                                                                          1,059,283                    1,057,744
                                                                            ------------                 ------------

OTHER PROPERTY AND INVESTMENTS                                                       782                        7,997
                                                                            ------------                 ------------

CURRENT ASSETS:
Cash and cash equivalents                                                            912                          902
Receivables--
   Customer accounts receivable                                                   78,683                       57,637
   Other accounts and notes receivable                                             2,505                        2,268
   Affiliated companies                                                              734                        1,079
   Accumulated provision for uncollectible accounts                                 (783)                        (600)
Fuel stock, at average cost                                                       33,301                       35,686
Materials and supplies, at average cost                                           33,926                       35,257
Current portion of deferred coal contract costs                                    2,484                        2,521
Regulatory clauses under recovery                                                  2,914                        5,002
Prepayments                                                                        6,234                        4,354
Vacation pay deferred                                                              4,172                        4,172
                                                                            ------------                 ------------
Total                                                                            165,082                      148,278
                                                                            ------------                 ------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                          30,151                       30,433
Debt expense and loss, being amortized                                            20,894                       22,119
Deferred coal contract costs                                                      25,011                       38,169
Miscellaneous                                                                     11,966                       10,802
                                                                            ------------                  -----------
Total                                                                             88,022                      101,523
                                                                            ------------                  -----------

TOTAL ASSETS                                                                $  1,313,169                   $1,315,542
                                                                            ============                   ==========


The accompanying notes as they relate to GULF are an integral part of these condensed statements.



                                                        GULF POWER COMPANY
                                                     CONDENSED BALANCE SHEETS
                                                 (Stated in Thousands of Dollars)

                                                  CAPITALIZATION AND LIABILITIES

                                                                          At September 30,
                                                                                1995                     At December 31,
                                                                             (Unaudited)                     1994
                                                                          ----------------               ---------------

CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
   authorized and outstanding 992,717 shares                                 $     38,060                  $     38,060
Paid-in capital                                                                   218,380                       218,380
Premium on preferred stock                                                             81                            81
Retained earnings                                                                 186,173                       168,951
                                                                             ------------                  ------------
                                                                                  442,694                       425,472
Preferred stock                                                                    89,602                        89,602
Long-term debt                                                                    327,590                       356,393
                                                                             ------------                  ------------
Total                                                                             859,886                       871,467
                                                                             ------------                  ------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                     -                         1,000
Long-term debt due within one year                                                 31,650                        13,439
Notes payable                                                                      23,000                        53,500
Accounts payable--
   Affiliated companies                                                            12,701                         9,132
   Other                                                                           25,458                        14,524
Customer deposits                                                                  13,446                        13,609
Taxes accrued--
   Federal and state income                                                        12,479                         5,990
   Other                                                                           17,064                         7,475
Interest accrued                                                                    8,176                         6,106
Regulatory clauses over recovery                                                    4,041                         3,960
Vacation pay accrued                                                                4,172                         4,172
Miscellaneous                                                                       6,018                         7,828
                                                                             ------------                  ------------
Total                                                                             158,205                       140,735
                                                                             ------------                  ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                 155,234                       151,681
Deferred credits related to income taxes                                           69,012                        71,964
Accumulated deferred investment tax credits                                        36,607                        38,391
Accumulated provision for property damage                                              49                        11,522
Accumulated provision for postretirement benefits                                  16,183                        13,680
Miscellaneous                                                                      17,993                        16,102
                                                                             ------------                  ------------
Total                                                                             295,078                       303,340
                                                                             ------------                  ------------

TOTAL CAPITALIZATION AND LIABILITIES                                           $1,313,169                    $1,315,542
                                                                               ==========                    ==========

The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings
GULF's net income after dividends on preferred stock for both the third quarter and year-to-date 1995 increased over the same periods of 1994 by $4.8 million and $10.7 million, respectively. The rise in earnings was primarily due to higher retail revenues, lower net interest charges and decreased non-fuel operation expenses as discussed below.

Revenues
Retail energy sales for the third quarter and year-to-date 1995 increased 9.8% and 5.7%, respectively, over the corresponding periods of 1994 due primarily to an increase in customers served and an exceptionally hot summer of 1995, in contrast to the unseasonably mild temperatures experienced in 1994's summer. Retail revenues also increased because of higher regulatory cost recovery clause revenues. The regulatory clause recovery provisions equal the related expenses and have no material effect on net income. Wholesale energy sales to non-affiliates for the third quarter and year-to-date 1995 rose, however, capacity revenues were lower by $2.1 million and $6.1 million, respectively. Also, included in operating revenues for 1995 are amounts collected to recover county franchise fees. These collections are also included in taxes other than income taxes and have no impact on earnings (see discussion under "Expenses"). Including energy sales to affiliated companies, total energy sales increased 6.4% for the third quarter and 3.9% year-to-date 1995.

Expenses
Fuel expenses for the third quarter and year-to-date 1995 increased over the same periods of 1994 due to an increase in generation and a higher average cost of fuel consumed. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and variable cost of generating resources at each company. Disregarding long-term energy sales contracts, this is also true of non-affiliate sales and purchases. Other operation expenses for the third quarter and year-to-date 1995, compared to the corresponding periods of last year, were lower due primarily to a reduction in costs associated with a coal supply suspension agreement, which was essentially fully amortized by year-end 1994. See Note 5 to the financial statements in Item 8 in GULF's 1994 Annual Report on Form 10-K for additional information. Maintenance expenses will fluctuate due primarily to the scheduling of maintenance on production facilities. The decrease in depreciation and amortization is attributable to the amortization of limited-term property, which was fully amortized by December 1994. The increase in taxes other than income taxes is attributable to county franchise fees being collected in 1995 as discussed above.

Interest Charges and Dividends on Preferred Stock
The decrease in interest on long-term debt reflects GULF's efforts to decrease its capital costs through refinancings of higher-cost issues. Interest on notes payable rose because of higher average interest rates on an increased average outstanding amount of notes payable. Other interest charges for year-to-date 1994 included a $2.1 million contingent liability related to potential assessments arising from a

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

federal income tax audit for the tax years 1988-1990. To the extent it is economically feasible, GULF will continue its efforts to lower its capital costs.

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

     As a result of an investigation of GULF's 1995 earnings by the Florida PSC, GULF presented a 1995 earnings proposal which requires that any jurisdictional revenues contributing to annual earnings in excess of a 12.75% return on equity on a Florida PSC adjusted basis be deferred. GULF must petition the Florida PSC to determine the disposition of any deferred revenues by April 1996. The proposal was approved by the Florida PSC in August 1995. Based upon current estimates, management does not expect a material impact on future earnings.

     Hurricane Erin struck GULF's service territory on August 3, 1995. GULF recorded an estimate for the damages related to Erin as a reduction in the Accumulated Provision for Property Damage in September and will adjust this estimate for actual results in the fourth quarter leaving a balance in the property damage reserve of approximately $1.1 million at year-end. Hurricane Opal struck GULF's service territory October 4, 1995. The expense of repairing damages for Opal is estimated to be $9 to $11 million, which exceeds the amount available in the Accumulated Provision for Property Damage. Management is considering various alternatives, including petitioning the Florida PSC for deferral and amortization of any reserve deficiency.

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

Financial Condition

Overview
The major change in GULF's financial condition during the first nine months of 1995 was gross property additions of $44.9 million. The principal sources of funds for these additions and other capital requirements were provided from operations. See the Condensed Statements of Cash Flows for further details.

Capital Requirements for Construction
GULF's gross property additions, including those amounts related to environmental compliance, are estimated to total approximately $200 million for the three years 1995 through 1997 ($62 million in 1995, $71 million in 1996 and $67 million in 1997). The estimates of property additions for the three-year period include $6 million committed to meeting the requirements of the Clean Air Act, the cost of which is expected to be recovered through the Environmental Cost Recovery clause. Actual construction costs may vary from these estimates because of factors such as changes in environmental regulations, revised load projections, the cost and efficiency of construction labor, equipment, and materials, and the cost of capital. GULF does not have any baseload generating plants under construction, however, construction related to maintenance and upgrading transmission and distribution facilities and generating plants will continue.

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

     In addition to the funds required for the construction program, $31.7 million will be required by September 30, 1996 in connection with maturities and redemptions of long-term debt. GULF plans to continue a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital as market conditions and terms of the instruments permit.

     At September 30, 1995, GULF had $61.8 million of unused credit arrangements with banks to meet its short-term cash needs. GULF had $23 million of short-term bank borrowings outstanding at September 30, 1995.

     GULF's business is highly seasonal. At the close of the summer peak demand season, short-term bank borrowings and fuel inventory decrease while customer accounts receivable rise.

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

                            MISSISSIPPI POWER COMPANY

                            MISSISSIPPI POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


     The condensed financial statements of MISSISSIPPI included herein have been prepared by MISSISSIPPI, without audit, pursuant to the rules and regulations of the SEC. In the opinion of MISSISSIPPI's management, the information regarding MISSISSIPPI furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in 1995 as described in Note (E) to the Condensed Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although MISSISSIPPI believes that the disclosures regarding MISSISSIPPI are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in MISSISSIPPI's latest annual report on Form 10-K.



                                                    MISSISSIPPI POWER COMPANY
                                            CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                 (Stated in Thousands of Dollars)


                                                                     For the Three Months            For the Nine Months
                                                                     Ended September 30,             Ended September 30,
                                                                     1995             1994           1995             1994

OPERATING REVENUES:
Revenues                                                           $154,405          $140,191        $388,507         $380,777
Revenues from affiliates                                              2,714             2,149           6,688            7,489
                                                                 ----------        ----------      ----------       ----------
Total operating revenues                                            157,119           142,340         395,195          388,266
                                                                 ----------        ----------      ----------       ----------

OPERATING EXPENSES:
Operation--
   Fuel                                                              37,366            36,756          90,692           81,084
   Purchased power from non-affiliates                                3,386               367           5,298            2,152
   Purchased power from affiliates                                   15,520            10,877          38,059           53,886
   Other                                                             27,807            24,705          78,502           71,177
Maintenance                                                           8,668             9,913          26,107           35,683
Depreciation and amortization                                        10,533             8,945          30,605           27,189
Taxes other than income taxes                                        10,893            10,938          30,097           31,153
Federal and state income taxes                                       14,429            13,627          29,396           26,929
                                                                 ----------        ----------      ----------       ----------
Total operating expenses                                            128,602           116,128         328,756          329,253
                                                                 ----------        ----------      ----------       ----------
OPERATING INCOME                                                     28,517            26,212          66,439           59,013
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                     123               263             300              939
Other, net                                                            1,236               243           3,379            3,073
Income taxes applicable to other income                                (241)               31            (777)            (739)
                                                                 ----------        ----------      ----------       ----------
INCOME BEFORE INTEREST CHARGES                                       29,635            26,749          69,341           62,286
                                                                 ----------        ----------      ----------       ----------
INTEREST CHARGES:
Interest on long-term debt                                            5,444             3,460          16,737           13,586
Allowance for debt funds used during construction                      (131)             (180)           (353)            (882)
Interest on notes payable                                               371               412             942            1,163
Amortization of debt discount, premium and expense, net                 392               372           1,137            1,101
Other interest charges                                                  173               103           1,037              277
                                                                 ----------        ----------      ----------       ----------
Net interest charges                                                  6,249             4,167          19,500           15,245
                                                                 ----------        ----------      ----------       ----------
NET INCOME                                                           23,386            22,582          49,841           47,041
DIVIDENDS ON PREFERRED STOCK                                          1,225             1,225           3,674            3,674
                                                                 ----------        ----------      ----------       ----------
NET INCOME AFTER DIVIDENDS ON
   PREFERRED STOCK                                               $   22,161        $   21,357      $   46,167       $   43,367
                                                                 ==========        ==========      ==========       ==========

(  )  Denotes negative figure.


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                       55



                                                MISSISSIPPI POWER COMPANY
                                      CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (Stated in Thousands of Dollars)

                                                                                           For the Nine Months
                                                                                           Ended September 30,
                                                                                           1995               1994

OPERATING ACTIVITIES:
Net income                                                                                $ 49,841   $       47,041
Adjustments to reconcile net income to net cash provided by
     operating activities--
   Depreciation and amortization                                                            40,259           36,449
   Deferred income taxes, net                                                                 (918)            (849)
   Allowance for equity funds used during construction                                        (300)            (939)
   Other, net                                                                                4,376             (524)
   Change in certain current assets and liabilities--
     Receivables, net                                                                      (11,100)          (8,746)
     Inventories                                                                             3,880           (5,972)
     Payables                                                                                7,595           (5,920)
     Taxes accrued                                                                          (2,913)           6,243
     Other                                                                                   2,482            4,953
                                                                                         ---------        ---------
Net cash provided from operating activities                                                 93,202           71,736
                                                                                         ----------       ---------
INVESTING ACTIVITIES:
Gross property additions                                                                   (52,314)         (81,175)
Other                                                                                       (6,880)         (15,817)
                                                                                        ----------       ----------
Net cash used for investing activities                                                     (59,194)         (96,992)
                                                                                        ----------       ----------
FINANCING ACTIVITIES:
Proceeds--
   Capital contributions from parent company                                                     -           25,000
   First mortgage bonds                                                                          -           35,000
   Pollution control bonds                                                                  10,600                -
   Other long-term debt                                                                          -           50,309
Retirements--
   First mortgage bonds                                                                      (1,625)         (32,371)
   Other long-term debt                                                                     (38,619)          (7,108)
Notes payable, net                                                                           29,000          (15,000)
Payment of preferred stock dividends                                                         (3,674)          (3,674)
Payment of common stock dividends                                                           (29,100)         (25,500)
Miscellaneous                                                                                     -           (1,182)
                                                                                         ----------        ---------
Net cash provided (used) from financings                                                    (33,418)          25,474
                                                                                         ----------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         590              218
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              1,317              878
                                                                                         ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $    1,907       $    1,096
                                                                                         ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
   Interest (net of amount capitalized)                                                  $   17,307       $   13,574
   Income taxes                                                                              25,616           15,177


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                       56



                                                MISSISSIPPI POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                          At September 30,
                                                                                1995                    At December 31,
                                                                             (Unaudited)                     1994

UTILITY PLANT:
Plant in service, at original cost                                              $1,416,342                 $1,385,032
Less accumulated provision for depreciation                                        498,434                    477,098
                                                                              ------------               ------------
Total                                                                              917,908                    907,934
Construction work in progress                                                       53,566                     44,838
                                                                              ------------               ------------
Total                                                                              971,474                    952,772
                                                                              ------------               ------------

OTHER PROPERTY AND INVESTMENTS                                                       7,892                      3,353
                                                                              ------------               ------------

CURRENT ASSETS:
Cash and cash equivalents                                                            1,907                      1,317
Receivables--
   Customer accounts receivable                                                     36,992                     27,865
   Other accounts and notes receivable                                               8,633                      6,599
   Affiliated companies                                                              6,198                      6,058
   Accumulated provision for uncollectible accounts                                   (871)                      (670)
Fuel stock, at average cost                                                         14,621                     16,885
Materials and supplies, at average cost                                             23,685                     25,301
Current portion of deferred fuel charges                                             1,360                      1,068
Current portion of accumulated deferred income taxes                                 5,026                      5,410
Prepaid federal income taxes                                                             -                      5,019
Prepayments                                                                          1,631                        760
Vacation pay deferred                                                                4,588                      4,588
                                                                              ------------               ------------
Total                                                                              103,770                    100,200
                                                                              ------------               ------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                            24,634                     25,036
Deferred fuel charges                                                                2,070                      9,000
Debt expense and loss, being amortized                                              10,049                     10,929
Deferred early retirement program costs                                              9,036                     11,286
Miscellaneous                                                                       13,520                     11,135
                                                                              ------------               ------------
Total                                                                               59,309                     67,386
                                                                              ------------               ------------

TOTAL ASSETS                                                                    $1,142,445                 $1,123,711
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



                                               MISSISSIPPI POWER COMPANY
                                                CONDENSED BALANCE SHEETS
                                            (Stated in Thousands of Dollars)

                                             CAPITALIZATION AND LIABILITIES

                                                                          At September 30,
                                                                                  1995               At December 31,
                                                                             (Unaudited)                     1994

CAPITALIZATION:
Common stock equity--
Common stock (without par value), authorized
   1,130,000 shares, outstanding 1,121,000 shares                           $     37,691                $     37,691
Paid-in capital                                                                  179,362                     179,362
Premium on preferred stock                                                           372                         372
Retained earnings                                                                161,395                     144,328
                                                                            ------------                ------------
                                                                                 378,820                     361,753
Cumulative preferred stock                                                        74,414                      74,414
Long-term debt                                                                   296,253                     306,522
                                                                            ------------                ------------
Total                                                                            749,487                     742,689
                                                                            ------------                ------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                22,080                      41,199
Notes payable                                                                     29,000                           -
Accounts payable--
   Affiliated companies                                                            9,214                       3,337
   Other                                                                          29,794                      31,144
Customer deposits                                                                  2,710                       2,712
Taxes accrued--
   Federal and state income                                                        3,651                         433
   Other                                                                          25,093                      31,224
Interest accrued                                                                   5,122                       4,427
Miscellaneous                                                                     14,049                      14,613
                                                                            ------------                ------------
Total                                                                            140,713                     129,089
                                                                            ------------                ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                129,616                     129,505
Accumulated deferred investment tax credits                                       30,140                      31,228
Deferred credits related to income taxes                                          44,017                      45,832
Accumulated provision for property damage                                         12,030                      10,905
Miscellaneous                                                                     36,442                      34,463
                                                                            ------------                ------------
Total                                                                            252,245                     251,933
                                                                            ------------                ------------

TOTAL CAPITALIZATION AND LIABILITIES                                          $1,142,445                  $1,123,711
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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net Income
MISSISSIPPI's net income after dividends on preferred stock for the third quarter and year-to-date 1995 rose $0.8 million and $2.8 million, respectively, compared to the corresponding periods of 1994. Net income rose primarily because of higher retail energy sales, lower maintenance expenses and a retail rate increase under the ECO plan.

Revenues
Revenues for the third quarter and year-to-date 1995 increased, compared to the same periods of 1994, because of higher retail and territorial wholesale energy sales and a retail rate increase of $3.7 million annually under the ECO plan that became effective May 1995. MISSISSIPPI registered respective increases of 5.5% and 2.7% in retail energy sales and respective increases of 20.5% and 12.1% in territorial wholesale sales. Retail energy sales increased because of the expanding economy in coastal Mississippi (particularly the commercial sector), an increase in the number of customers served and weather influences. However, industrial sales decreased slightly because MISSISSIPPI's largest industrial customer shut down its facility in anticipation of Hurricane Erin and later experienced a fire at the facility. The customer's facility returned to service in October. The customer demand experienced by territorial wholesale customers is determined by factors very similar to MISSISSIPPI's, however, their base is smaller and, thus, their growth rate for energy sales exceeds MISSISSIPPI's. Additionally, MISSISSIPPI began serving a new cooperative in the second quarter of 1995. Total energy sales, compared to prior year, increased 5.6% for the third quarter and 1.9% year-to-date 1995.

Expenses
The increase in fuel expense for the third quarter of 1995, compared to the third quarter of 1994, is attributable to the displacement of coal-fired generation with oil- and gas-fired generation. Coal-fired generation was impaired because one coal-fired plant experienced temporary operating difficulties that precluded its operation to its fullest extent. Fuel expense for year-to-date increased over the corresponding period of 1994 due to an increase in generation. Generation in 1994 was impacted by the timing of scheduled maintenance on production facilities. Purchased power transactions (both sales and purchases) among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and variable cost of generating resources at each company.

     Other operation expenses for the third quarter and year-to-date 1995, compared to the corresponding periods in 1994, increased primarily due to the amortization of workforce reduction programs and, pursuant to the Clean Air Act, the recognition of emission allowance expense. Such emission allowances are a recoverable expense under the ECO plan. Depreciation in 1995 increased due to the additions to utility plant necessitated by the rapid growth in energy sales arising from the influx of casinos beginning in 1993. Maintenance expenses in 1995 showed a drop from 1994 because a significant portion of scheduled maintenance on production facilities has been scheduled for the fourth quarter of 1995. Taxes other than income taxes decreased because of lower payroll related taxes

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

which reflects the workforce reduction program instituted in 1994. The increase in income tax expense reflects the assessment of approximately $1.0 million in additional federal income taxes pursuant to an audit for the tax years 1988-1990. Additionally, MISSISSIPPI incurred interest on this tax assessment of approximately $0.55 million which is reflected in other interest charges. The additional tax and interest was paid in June 1995.

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

Future Earnings Potential
The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from regulatory matters to growth in energy sales to a less regulated, more competitive environment. Operating revenues will be affected by any changes in rates under the PEP and ECO plans. The PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place. Also see Notes (D) and (E) to the Condensed Financial Statements herein for information regarding FERC's review of equity returns and workforce reduction programs, respectively.

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

Financial Condition

Overview
During the first nine months of 1995, gross property additions were $52.3 million. The funds for these additions and other capital requirements were derived primarily from internal sources and an increase in short-term debt. See the Condensed Statements of Cash Flows for further details.

     At September 30, 1995, cash totaled approximately $1.9 million and MISSISSIPPI had $97 million of unused credit arrangements with banks to meet short-term cash needs. MISSISSIPPI had $29 million of notes payable outstanding at quarter-end. It is MISSISSIPPI's strategy to maintain a permanent layer of short-term debt, approximately $40 million through the end of 1995, consistent with its overall risk capital strategy.

    MISSISSIPPI's business is highly seasonal. At the close of the summer peak demand season, compared to year-end, fuel stock is reduced and customer accounts receivable are higher.

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

     In addition to the funds required for the construction program, approximately $22.1 million will be required by September 30, 1996, for maturities of long-term debt. It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations, the sale of additional first mortgage bonds, pollution control bonds and preferred stock and the receipt of additional capital contributions from SOUTHERN. MISSISSIPPI is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. MISSISSIPPI's coverage ratios are sufficiently high to permit, at present interest and dividend rate levels, any foreseeable security sales. The amount of securities which MISSISSIPPI will be able to issue in the future will depend upon market conditions and other factors prevailing at that time.

Environmental Matters
Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will impact the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in Item 7 Management's Discussion and Analysis in MISSISSIPPI's 1994 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time pending the development and implementation of applicable regulations. MISSISSIPPI's management believes that the ECO plan will provide for retail recovery of the Clean Air Act costs.

     MISSISSIPPI must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, MISSISSIPPI could incur costs to clean up properties currently or previously owned. Upon identifying potential sites, the company conducts studies, when possible, to determine the extent of any required remediation. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. A currently owned site where manufactured gas plant operations were located prior to MISSISSIPPI's ownership is under investigation for potential remediation. The remedial investigation has been concluded and is pending approval by the Mississippi Department of Environmental Quality. In recognition of probable remediation, MISSISSIPPI in September 1995 recorded a liability and a deferred debit (regulatory asset) of $1.5 million. Should remediation of the site be undertaken, MISSISSIPPI would recognize the expense as it is incurred and recover such costs under the ECO Plan as provided by MISSISSIPPI's 1995 ECO order. If this site were required to be remediated, industry studies show MISSISSIPPI could incur cleanup costs ranging from $1.5 million to $10 million before giving consideration to possible recovery of clean-up costs from other parties.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                       SAVANNAH ELECTRIC AND POWER COMPANY
              MANAGEMENT'S OPINION AS TO FAIR STATEMENT OF RESULTS


     The condensed financial statements of SAVANNAH included herein have been prepared by SAVANNAH, without audit, pursuant to the rules and regulations of the SEC. In the opinion of SAVANNAH's management, the information regarding SAVANNAH furnished herein reflects all adjustments (which, except for the provision for separation benefits recorded in the first quarter of 1994 as described in Note (E) to the Condensed Financial Statements herein, included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although SAVANNAH believes that the disclosures regarding SAVANNAH are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in SAVANNAH's latest annual report on Form 10-K.



                                               SAVANNAH ELECTRIC AND POWER COMPANY
                                            CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                 (Stated in Thousands of Dollars)


                                                                     For the Three Months            For the Nine Months
                                                                     Ended September 30,             Ended September 30,
                                                                     1995             1994           1995              1994

OPERATING REVENUES:
Revenues                                                             $71,517          $61,264         $172,731        $162,761
Revenues from affiliates                                               1,932            2,410            5,134           4,007
                                                                   ---------        ---------       ----------      ----------
Total operating revenues                                              73,449           63,674          177,865         166,768
                                                                   ---------        ---------       ----------      ----------

OPERATING EXPENSES:
Operation--
   Fuel                                                               12,096            7,220           21,587          16,545
   Purchased power from non-affiliates                                 1,149              134            1,867           1,577
   Purchased power from affiliates                                    13,417           14,182           40,861          43,063
   Other                                                              11,235           10,668           32,162          30,481
Maintenance                                                            2,831            3,530           10,323           9,161
Depreciation and amortization                                          4,747            4,616           14,202          13,238
Taxes other than income taxes                                          2,871            3,096            8,791           8,363
Federal and state income taxes                                         8,665            6,733           15,246          14,160
                                                                   ---------        ---------       ----------      ----------
Total operating expenses                                              57,011           50,179          145,039         136,588
                                                                   ---------        ---------       ----------      ----------
OPERATING INCOME                                                      16,438           13,495           32,826          30,180
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                       34              119               93             796
Other, net                                                              (116)            (214)            (129)           (711)
Income taxes applicable to other income                                   45               85               50             277
                                                                   ---------        ---------       ----------      ----------
INCOME BEFORE INTEREST CHARGES                                        16,401           13,485           32,840          30,542
                                                                   ---------        ---------       ----------      ----------
INTEREST CHARGES:
Interest on long-term debt                                             3,045            3,139            9,474           9,425
Allowance for debt funds used during construction                       (112)             (99)            (307)           (974)
Amortization of debt discount, premium and expense, net                  103              137              344             412
Other interest charges                                                    91              180              432             440
                                                                   ---------        ---------       ----------      ----------
Net interest charges                                                   3,127            3,357            9,943           9,303
                                                                   ---------        ---------       ----------      ----------
NET INCOME                                                            13,274           10,128           22,897          21,239
DIVIDENDS ON PREFERRED STOCK                                             581              581            1,743           1,743
                                                                   ---------        ---------       ----------      ----------
NET INCOME AFTER DIVIDENDS ON
   PREFERRED STOCK                                                 $  12,693        $   9,547       $   21,154      $   19,496
                                                                   =========        =========       ==========      ==========

( )  Denotes red figure.


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.



                                    SAVANNAH ELECTRIC AND POWER COMPANY
                             CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (Stated in Thousands of Dollars)



                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                             1995               1994
OPERATING ACTIVITIES:
Net income                                                                                 $  22,897        $  21,239
Adjustments to reconcile net income to net cash provided by
     operating activities--
   Depreciation and amortization                                                              15,202           14,372
   Deferred taxes, net                                                                         3,102            1,577
   Allowance for equity funds used during construction                                           (93)            (796)
   Other, net                                                                                   (783)             932
   Changes in certain current assets and liabilities--
     Receivables, net                                                                         (6,674)           9,900
     Inventories                                                                               2,090              942
     Payables                                                                                  5,725          (19,522)
     Taxes accrued                                                                             8,514            6,204
     Other                                                                                    (6,413)          (2,026)
                                                                                          ----------       ----------
Net Cash Provided From Operating Activities                                                   43,567           32,822
                                                                                          ----------       ----------

INVESTING ACTIVITIES:
Gross property additions                                                                     (19,500)         (24,033)
Other                                                                                           (547)          (1,525)
                                                                                          ----------       ----------
Net Cash Used For Investing Activities                                                       (20,047)         (25,558)
                                                                                          ----------       ----------

FINANCING ACTIVITIES:
Proceeds:
   First mortgage bonds                                                                       15,000                -
   Other long-term debt                                                                       33,500            8,500
Retirements:
   First mortgage bonds                                                                      (29,250)          (5,065)
   Other long-term debt                                                                      (22,554)            (628)
Notes payable, net                                                                            (2,500)           3,000
Payment of preferred stock dividends                                                          (1,743)          (1,548)
Payment of common stock dividends                                                            (13,000)         (12,300)
Miscellaneous                                                                                 (2,019)             (74)
                                                                                          ----------        ----------
Cash Provided From (Used For) Financing Activities                                           (22,566)          (8,115)
                                                                                          ----------       ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          954             (851)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,563            3,915
                                                                                          ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $    2,517       $    3,064
                                                                                          ==========       ==========

Supplemental cash flow information:
Cash paid (received) during the period for--
   Interest (net of amount capitalized)                                                   $   11,984       $   10,298
   Income taxes                                                                                5,811            8,543


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.



                                            SAVANNAH ELECTRIC AND POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                                          ASSETS

                                                                             At September 30,
                                                                                     1995               At December 31,
                                                                                 (Unaudited)                   1994

UTILITY PLANT:
Plant in service, at original cost                                                  $706,284                   $693,432
Less accumulated provision for depreciation                                          279,801                    267,590
                                                                                  ----------                 ----------
                                                                                     426,483                    425,842
Construction work in progress                                                          9,490                      5,930
                                                                                  ----------                 ----------
Total                                                                                435,973                    431,772
                                                                                  ----------                 ----------

OTHER PROPERTY AND INVESTMENTS                                                         1,788                      1,790
                                                                                  ----------                 ----------

CURRENT ASSETS:
Cash and cash equivalents                                                              2,517                      1,563
Receivables--
   Customer accounts receivable                                                       24,528                     17,581
   Other accounts and notes receivable                                                   320                        216
   Affiliated companies                                                                  922                        177
   Accumulated provision for uncollectible accounts                                     (918)                      (866)
   Fuel cost under recovery                                                            2,037                      3,113
Fuel stock, at average cost                                                            5,687                      7,557
Materials and supplies, at average cost                                                8,856                      9,076
Prepayments                                                                            8,129                      7,446
                                                                                  ----------                 ----------
Total                                                                                 52,078                     45,863
                                                                                  ----------                 ----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                              22,565                     23,521
Debt expense and loss, being amortized                                                 8,062                      6,387
Cash surrender value of life insurance for deferred compensation plan                  7,028                      7,028
Miscellaneous                                                                          4,497                      1,944
                                                                                  ----------                 ----------
Total                                                                                 42,152                     38,880
                                                                                  ----------                 ----------

TOTAL ASSETS                                                                        $531,991                   $518,305
                                                                                    ========                   ========


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                       67


                                           SAVANNAH ELECTRIC AND POWER COMPANY
                                                 CONDENSED BALANCE SHEETS
                                             (Stated in Thousands of Dollars)

                                              CAPITALIZATION AND LIABILITIES

                                                                          At September 30,
                                                                                 1995                At December 31,
                                                                             (Unaudited)                     1994
CAPITALIZATION:
Common stock equity--
Common stock ($5 par value)--authorized 16,000,000 shares;
   outstanding 10,844,635 shares                                             $    54,223                   $   54,223
Paid-in capital                                                                    8,688                        8,688
Additional minimum liability for
   under-funded pension obligations                                               (2,181)                        (546)
Retained earnings                                                                107,392                       99,216
                                                                              ----------                   ----------
                                                                                 168,122                      161,581
Preferred stock                                                                   35,000                       35,000
Long-term debt                                                                   153,591                      155,922
                                                                              ----------                   ----------
Total                                                                            356,713                      352,503
                                                                              ----------                   ----------

CURRENT LIABILITIES:
Amount of securities due within one year                                           2,042                        2,579
Notes payable                                                                          -                        2,500
Accounts payable--
   Affiliated companies                                                            5,300                        5,162
   Other                                                                           8,690                        3,829
Customer deposits                                                                  4,950                        4,698
Taxes accrued--
   Federal and state income                                                        5,800                          272
   Other                                                                           3,847                          861
Interest accrued                                                                   4,281                        6,830
Vacation pay accrued                                                               1,879                        1,823
Pensions accrued                                                                   1,082                        4,783
Miscellaneous                                                                      3,006                        3,499
                                                                              ----------                   ----------
Total                                                                             40,877                       36,836
                                                                              ----------                   ----------

DEFERRED CREDITS:
Accumulated deferred income taxes                                                 73,662                       70,786
Accumulated deferred investment tax credits                                       14,100                       14,637
Deferred credits related to income taxes                                          24,965                       25,487
Deferred compensation plans                                                        7,372                        6,807
Deferred under-funded accrued benefit obligation                                   5,688                        3,022
Postretirement benefits                                                            4,769                        3,808
Miscellaneous                                                                      3,845                        4,419
                                                                              ----------                   ----------
Total                                                                            134,401                      128,966
                                                                              ----------                   ----------

TOTAL CAPITALIZATION AND LIABILITIES                                            $531,991                     $518,305
                                                                                ========                     ========

The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                       68

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Earnings
SAVANNAH's net income after dividends on preferred stock for the third quarter and year-to-date 1995 increased $3.1 million and $1.7 million, respectively, compared to the corresponding periods of 1994. The improvement in earnings is primarily attributable to increased retail energy sales. Additionally, earnings for the third quarter were positively impacted by lower maintenance and interest expenses.

Revenues
Revenues for the third quarter and year-to-date 1995 rose over the corresponding periods in 1994, due to higher retail energy sales and, with respect to the third quarter, higher fuel clause revenues. When compared to prior year, retail energy sales increased 10.3% in the third quarter and 7.9% year-to-date because of weather influences, an increase in the number of customers served and, with respect to year-to-date, higher demand from industrial customers. Industrial energy sales were higher primarily because a major customer performed maintenance on its cogeneration facility in 1995. Although the replacement energy was purchased under a rate schedule that has a slimmer profit margin, such sales improved earnings. Wholesale energy sales to non-affiliated companies decreased; however, only the capacity revenues of such sales have any measurable effect on earnings. Capacity revenues fell approximately $110,000 for each quarter of 1995, compared to the corresponding quarters in the prior year.

Expenses
Fuel expenses for the third quarter and year-to-date 1995 increased over the corresponding periods of 1994 due to higher generation of 60% and 38%, respectively, and the change in sources of generation. The exceptionally hot summer experienced by SAVANNAH and its affiliated companies in 1995 necessitated using generation from oil- and gas-fired facilities to a greater extent. This was partially offset by the lower average cost of coal. Fuel costs in 1994 spiked because of increases in the cost of fuel in the spot market due to the coal miners' strike and higher freight charges. Purchased power transactions among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and variable cost of generating resources at each company. These transactions do not have a significant impact on earnings. Other operation expenses for the third quarter and year-to-date 1995 increased over the corresponding periods in 1994 for a variety of reasons including employee compensation and consulting costs for training and increased expenses related to demand side option programs. Maintenance expenses, compared to 1994, decreased in the third quarter due to the timing of scheduled maintenance, whereas, the increase in year-to-date reflected higher than expected costs incurred performing maintenance in the second quarter of 1995. Depreciation and amortization reflected additions to utility plant. Taxes other than income taxes in the third quarter of 1994 reflected a true-up recorded in August to rectify the under accrual of property taxes during the first two quarters. Income taxes were higher because of the change in taxable income.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations  (Continued)

Allowance for Funds Used During Construction
AFUDC represents the cost of capital charged to utility plant under construction and is included in rate base. The equity portion of AFUDC represents non-cash income. When facilities are completed and included in rate base, previously capitalized amounts increase cash flow because revenues are higher as a result of the increased rate base and additional depreciation expense. The amount of AFUDC recorded in 1994 was higher because of SAVANNAH's investment in two 80 megawatt combustion turbine peaking units which began commercial operation in April and May 1994.

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

Financial Condition

Overview
During the first nine months of 1995, SAVANNAH made gross property additions to utility plant of $19.5 million. The funds for these additions and other capital requirements came from operating activities, principally from earnings and noncash charges to income such as depreciation. See the Condensed Statements of Cash Flows for further details.

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

     Changes in environmental regulations could substantially increase the Southern electric system's capital requirements and operating costs. The acid rain compliance provision of the Clean Air Act will impact the Southern electric system. This legislation, as well as other legislation and regulations, are described under "Environmental Matters" in Item 7 Management's Discussion and Analysis in SAVANNAH's 1994 Annual Report on Form 10-K. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations. There can be no assurance that compliance costs will be recovered through corresponding increases in rates.

Sources of Capital
At September 30, 1995, SAVANNAH had $40.5 million of unused credit arrangements with banks to meet its short-term cash needs and no short-term debt outstanding. SAVANNAH has $2.0 million of long-term debt due by September 30, 1996. SAVANNAH has received the authority from the SEC to have outstanding at any one time an amount of up to $70 million in short-term borrowings.

     SAVANNAH's business is highly seasonal. At the close of the summer peak demand season, compared to year end, short-term debt and fuel stock are reduced while customer accounts receivable are higher.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant             Applicable Notes

                  SOUTHERN               A, B, C, D, E, F, G, H, I, J, K, L, N

                  ALABAMA                D, E, F, G

                  GEORGIA                D, E, H, I, J, K, L, M, N

                  GULF                   D, E

                  MISSISSIPPI            D, E

                  SAVANNAH               E, K

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS:

(A) On September 18, 1995, SOUTHERN's acquisition of the ordinary share capital of South Western was declared wholly unconditional in all respects and that, as a result of an unconditional bid, SOUTHERN had effectively acquired 100% of South Western. The consideration paid or to be paid in respect of the acquisition of South Western shares consists of approximately $1.7 billion in cash, $40 million in Loan Notes, and $17 million in Grid Bonds. (Reference is made to the Current Reports on Form 8-K of SOUTHERN dated July 13, 1995, August 25, 1995 and September 18, 1995 for a more detailed description of the acquisition, a definition of Loan Notes and Grid Bonds, and the sources of consideration to be paid.)

         The acquisition of South Western was accounted for as a purchase with the $346 million excess of the acquisition cost over the preliminary estimate of the fair value of South Western's net assets being assigned to goodwill. The allocation of the purchase price may be revised at a later date. Goodwill will be amortized on a straight-line basis over 40 years. Results of operations of South Western are included in the condensed consolidated financial statements subsequent to September 18, 1995.

         The following unaudited pro forma combined results of operations for the nine months ended September 30, 1995 and 1994 have been prepared assuming the acquisition of South Western had occurred at the beginning of each period. The pro forma results assume 100% short-term debt financing and SOUTHERN's effective average borrowing rates for the periods presented of 6% and 4.8%, respectively. Eventually, the short-term borrowing will be replaced by a combination of long-term debt and equity. The pro forma results are provided for information only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated dates, nor are they necessarily indicative of future results of operations of the combined companies.

                                                            As Reported and Pro Forma Information (Unaudited)
                                                             (Stated in Thousands of Dollars, except per share)

                                                                     For the Nine Months Ended September 30,
                                                                       1995                             1994
                                                            As Reported      Pro Forma         As Reported   Pro Forma
      Revenues                                               $6,871,461      $7,704,510        $6,382,250     $7,231,150
      Consolidated Net Income                                   942,680         983,535           813,754        846,391
      Earnings Per Share of Common Stock                           1.42            1.48              1.25           1.31


(B) SOUTHERN utilizes certain financial derivative contracts solely for the purpose of risk management. SOUTHERN's participation in derivative contracts have been to hedge its exposure to fluctuations in interest rates and foreign currency exchange rates.

         As of September 30, 1995, SOUTHERN has outstanding forward exchange contracts to exchange $369 million for (pound) 238 million. These forward contracts are designated as a hedge of SOUTHERN's net investment in South Western and are scheduled to mature in 30 days. At September 30, 1995, deferred net losses related to the contracts totaled $2 million.

         On December 19, 1994, a SOUTHERN subsidiary, Mobile, entered into two swaps with a bank. The purpose of the swaps was to reduce the impact of interest rate fluctuations between December 19, 1994 and the date the rates on Mobile's outstanding industrial revenue bonds and first mortgage bonds were to become fixed. On August 24, 1995, Mobile paid approximately $32.3 million from the proceeds of its first mortgage bond offering to terminate the swaps. The cost of the hedge transaction was deferred and will be amortized to interest expense over the period of the related debt.

(C) Reference is made to Item 3 - LEGAL PROCEEDINGS in the SOUTHERN system's combined Annual Report on Form 10-K for the year ended December 31, 1994 for a description of the proceedings related to a derivative action filed against certain current and former directors and officers of SOUTHERN. In June 1995, the U.S. District Court for the Southern District of Georgia, on remand from the U.S. Court of Appeals for the Eleventh Circuit, granted the motion for summary judgment filed on behalf of the defendant directors and officers. The plaintiffs have again appealed to the Eleventh Circuit Court.

(D) Reference is made to Note 3 to each of the registrant's, except SAVANNAH's, notes to the financial statements in Item 8 in the SOUTHERN system's combined 1994 Annual Report on Form 10-K for a discussion of the proceedings initiated by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts.

(E) Certain of the registrants and SCS, the system service company, have instituted workforce reduction programs. The expenses recognized and the unamortized balance of deferred expenses (pursuant to regulatory orders) under these programs were as follows: (in thousands)

                               Three Months Ended                Nine Months Ended              Unamortized Balance
                                    September 30,                     September 30,            at September 30, 1995
                               ------------------------          -----------------------       ---------------------
                               1995               1994           1995            1994
                               ----               ----           ----            ----

      ALABAMA                  $1,327           $ (645)        $   5,631      $ 11,625                  $  4,682
      GEORGIA                   2,073            2,204             6,052        90,101                         -
      GULF                        490                -               490           657                         -
      MISSISSIPPI                 971                -             2,471             -                     9,036
      SAVANNAH                     (4)            (186)               25           365                         -
                              --------         -------          --------     ----------                 -------
      SOUTHERN
        system                 $4,857           $1,373           $14,669       $102,748                  $13,718
                               ======           ======           =======       ========                    =======

(F) In September 1990, two customers of ALABAMA filed a civil complaint in the Circuit Court of Shelby County, Alabama, against ALABAMA seeking to represent all persons who, prior to June 23, 1989, entered into agreements with ALABAMA for the financing of heat pumps and other merchandise purchased from vendors other than ALABAMA. The plaintiffs contended that ALABAMA was required to obtain a license under the Alabama Consumer Finance Act to engage in the business of making consumer loans. The plaintiffs were seeking an order declaring these agreements null and void and requiring ALABAMA to refund all payments, principal and interest, made under these agreements. The aggregate amount under these agreements, together with interest paid, currently is estimated to be $40 million.

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

(G) In June 1995, the Alabama PSC issued an order granting ALABAMA's request for gradual adjustments to move toward parity among rate classes. This order also calls for a moratorium on retail rate increases (but not decreases) until July 2001, under the retail ratemaking procedure that provides for periodic adjustments based upon ALABAMA's earned return on end-of-period retail common equity.

(H) Pursuant to orders from the Georgia PSC, GEORGIA deferred financing and depreciation costs under phase-in plans for Plant Vogtle units 1 and 2 until the allowed investment was fully reflected in rates as of October 1991. In addition, the Georgia PSC issued two separate accounting orders that required GEORGIA to defer substantially all operating and financing costs related to both units until rate orders addressed these costs. The Georgia PSC orders provide for recovery of deferred costs within 10 years. The Georgia PSC also ordered GEORGIA to levelize declining capacity buyback expense from the co-owners of the plant over a six-year period beginning October 1991. The unamortized balance of these deferred costs at September 30, 1995, was $342 million.

(I) Reference is made to Note 4 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information concerning the uncertainty related to the actions of regulatory authorities with respect to the recovery of costs of the Rocky Mountain pumped storage hydroelectric plant. The ultimate outcome of this matter cannot now be determined. See Note (J) herein.

(J) The staff of the Georgia PSC has issued a report regarding its preliminary review of GEORGIA's earnings. The report finds that GEORGIA has earned less than the 12 1/4% return on equity authorized in GEORGIA's most recent general retail rate proceeding. The staff concludes, however, based upon certain adjustments proposed by the staff, including a recommended return on equity of 11 1/4% and the exclusion from rate base of $60 million of GEORGIA's investment in the Rocky Mountain pumped storage hydroelectric plant, that GEORGIA's current retail rates will produce annual revenues that exceed projected revenue requirements by a range of approximately $49 million to $63 million. In addition, the staff recommends that the magnitude of such "excess revenue" warrants a formal Georgia PSC proceeding to review GEORGIA's earnings. While GEORGIA disagrees with the Georgia PSC staff's conclusions, the outcome of this matter cannot now be determined.

(K) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding recovery of GEORGIA's costs from demand-side conservation programs. In August 1995, the Georgia PSC ordered GEORGIA and SAVANNAH to discontinue their current demand-side conservation programs by the end of 1995. GEORGIA's rate riders will continue in effect until costs deferred are collected, not to exceed an $80 million cap as of December 31, 1995. In July 1995, GEORGIA recognized expenses of approximately $22 million for previously deferred costs which will not be recovered under the riders and costs expected to be incurred in excess of the capped amount. SAVANNAH discontinued collecting under its rate riders on October 1, 1995; management believes that the rate rider revenues collected to date will cover the anticipated costs of SAVANNAH's programs.

(L) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding a tax deficiency notice received from the Internal Revenue Service relating to GEORGIA's tax accounting for the sale in 1984 of an interest in Plant Vogtle and related capacity and energy buyback commitments. The final outcome of this matter cannot now be determined; however, in management's opinion, the final outcome will not have a material adverse effect on SOUTHERN's or GEORGIA's Condensed Financial Statements.

(M) Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information regarding joint complaints filed by OPC and MEAG seeking recovery from GEORGIA for alleged partial requirements rates overcharges plus interest. In July 1995, the FERC denied OPC's and MEAG's request for a rehearing with respect to this matter. In September 1995, OPC appealed the FERC's decision on this issue to the Court of Appeals for the District of Columbia Circuit. While the outcome of this matter cannot now be determined, in management's opinion, it will not have a material adverse effect on GEORGIA's Condensed Financial Statements.

(N) Reference is made to Note 3 and Note 4 to the financial statements of SOUTHERN and GEORGIA, respectively, in Item 8 of the SOUTHERN system's combined 1994 Annual Report on Form 10-K for information on certain environmental contingencies.

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

                    Exhibits 27 - Financial Data Schedules (a) SOUTHERN (b) ALABAMA (c) GEORGIA (d) GULF (e) MISSISSIPPI (f) SAVANNAH

    (b)             Reports on Form 8-K.

                    During the third quarter of 1995, SOUTHERN filed Form 8-Ks dated July 13, 1995, August 25, 1995 and September 18, 1995 which, in each case, pertained to the purchase of South Western.

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

              THE SOUTHERN COMPANY

     By        A. W. Dahlberg
               Chairman, President and Chief Executive Officer
               (Principal Executive Officer)

     By       W. L. Westbrook
              Financial Vice President
              (Principal Financial and
              Accounting Officer)

     By     /s/ Wayne Boston
            (Wayne Boston, Attorney-in-fact)

                                                      Date:  November 10, 1995
------------------------------------------------------------------------------

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

                                                       Date:  November 10, 1995

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

              GEORGIA POWER COMPANY

     By       H. Allen Franklin
              President and Chief Executive Officer
              (Principal Executive Officer)

     By       Warren Y. Jobe
              Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

     By       /s/ Wayne Boston
               (Wayne Boston, Attorney-in-fact)


                                                       Date:  November 10, 1995
-------------------------------------------------------------------------------

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


                                                       Date:  November 10, 1995

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


                                                       Date:  November 10, 1995

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

              SAVANNAH ELECTRIC AND POWER COMPANY

     By       Arthur M. Gignilliat, Jr., President

     By       Kirby R. Willis, Vice President, Treasurer and Chief Financial
              Officer
              (Principal Financial and Accounting Officer)

     By       /s/ Wayne Boston
               (Wayne Boston, Attorney-in-fact)

                                                       Date:  November 10, 1995
                                       82