Form 10-K405
period 1995-12-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1996-03-25
CIK 92122, 3153, 41091, 44545, 66904, 86940

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1995
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

                 ----------------------------------------------

Commission           Registrant, State of Incorporation,         I.R.S. Employer
File Number             Address and Telephone Number          Identification No.
-----------          -----------------------------------      ------------------

   1-3526            The Southern Company                         58-0690070
                     (A Delaware Corporation)
                     270 Peachtree Street, N.W.
                     Atlanta, Georgia 30303
                     (770) 393-0650

   1-3164            Alabama Power Company                        63-0004250
                     (An Alabama Corporation)
                     600 North 18th Street
                     Birmingham, Alabama 35291
                     (205) 250-1000

   1-6468            Georgia Power Company                        58-0257110
                     (A Georgia Corporation)
                     333 Piedmont Avenue, N.E.
                     Atlanta, Georgia 30308
                     (404) 526-6526

   0-2429            Gulf Power Company                           59-0276810
                     (A Maine Corporation)
                     500 Bayfront Parkway
                     Pensacola, Florida 32501
                     (904) 444-6111

   0-6849            Mississippi Power Company                    64-0205820
                     (A Mississippi Corporation)
                     2992 West Beach
                     Gulfport, Mississippi 39501
                     (601) 864-1211

   1-5072            Savannah Electric and Power Company          58-0418070
                     (A Georgia Corporation)
                     600 Bay Street, East
                     Savannah, Georgia 31401
                     (912) 232-7171

================================================================================

           Securities registered pursuant to Section 12(b) of the Act:

Each of the  following  classes or series of securities  registered  pursuant to
Section 12(b) of the Act is registered on the New York Stock Exchange.

Title of each class                                                   Registrant
-------------------                                                   ----------

Common Stock, $5 par value                                  The Southern Company

                -------------------------------------------------

Class A preferred, cumulative, $25 stated capital          Alabama Power Company
7.60% (First 1992 Series)         6.80% Series
7.60% (Second 1992 Series)        6.40% Series
Adjustable Rate (1993 Series)

First mortgage bonds
9 1/4% Series due 2021

                -------------------------------------------------

Preferred stock, cumulative, $100 stated value             Georgia Power Company
$7.72 Series                      $7.80 Series

Class A preferred, cumulative, $25 stated value
$2.125 Series                     $1.9375 Series
$1.90 Series                      Adjustable Rate (First 1993 Series)
$1.9875 Series                    Adjustable Rate (Second 1993 Series)
$1.925 Series

Subsidiary obligated mandatorily redeemable preferred securities, $25 stated value*
9% Monthly Income Preferred Securities, Series A

First mortgage bonds
6 1/8% Series due 1999            6 7/8% Series due 2002

              ----------------------------------------------------

Depositary preferred shares, each representing         Mississippi Power Company
one-fourth of a share of preferred stock,
cumulative, $100 par value
7.25% Series                      6.32% Series
6.65% Series

              -----------------------------------------------------

Preferred stock, cumulative, $25 par value   Savannah Electric and Power Company
6.64% Series


*Issued by Georgia Power  Capital,  L.P.,  and  guaranteed to the extent Georgia
 Power Capital has funds by Georgia Power Company.

================================================================================

           Securities registered pursuant to Section 12(g) of the Act:

Title of each class                                                   Registrant
-------------------                                                   ----------

Preferred stock, cumulative, $100 par value                Alabama Power Company
4.20% Series         4.64% Series        5.96% Series
4.52% Series         4.72% Series        6.88% Series
4.60% Series         4.92% Series

Class A preferred, cumulative, $100,000 stated capital
Auction (1993 Series)

Class A preferred, cumulative, $100 stated capital
Auction (1988 Series)

            --------------------------------------------------------

Preferred stock, cumulative, $100 stated value             Georgia Power Company
$4.60 Series         $4.72 Series        $5.64 Series
$4.60 Series (1962)  $4.92 Series        $6.48 Series
$4.60 Series (1963)  $4.96 Series        $6.60 Series
$4.60 Series (1964)  $5.00 Series

            --------------------------------------------------------

Preferred stock, cumulative, $100 par value                   Gulf Power Company
4.64% Series         5.44% Series        7.88% Series
5.16% Series         7.52% Series

Class A preferred, cumulative, $10 par, $25 stated capital
6.72% Series         7.00% Series        7.30% Series
Adjustable Rate (1993 Series)

            --------------------------------------------------------

Preferred stock, cumulative, $100 par value            Mississippi Power Company
4.40% Series         4.60% Series        4.72% Series
7.00% Series










================================================================================

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     Aggregate market value of voting stock held by non-affiliates of The Southern Company at February 29, 1996: $16.0 billion. Each of such other registrants is a wholly-owned subsidiary of The Southern Company and has no voting stock other than its common stock. A description of registrants' common stock follows:

                                             Description of          Shares Outstanding
Registrant                                    Common Stock          at February 29, 1996
----------                                   --------------         --------------------
The Southern Company                    Par Value $5 Per Share           670,097,500
Alabama Power Company                   Par Value $40 Per Share            5,608,955
Georgia Power Company                   No Par Value                       7,761,500
Gulf Power Company                      No Par Value                         992,717
Mississippi Power Company               Without Par Value                  1,121,000
Savannah Electric and Power Company     Par Value $5 Per Share            10,844,635

     Documents incorporated by reference: specified portions of The Southern Company's Proxy Statement relating to the 1996 Annual Meeting of Stockholders are incorporated by reference into PART III.

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







================================================================================

                                 Table of Contents
                                                                         Page
          PART I

Item 1    Business
            The SOUTHERN System........................................  I-1
            New Business Development...................................  I-2
            Certain Factors Affecting the Industry.....................  I-3
            Construction Programs......................................  I-3
            Financing Programs.........................................  I-5
            Fuel Supply................................................  I-7
            Territory Served...........................................  I-8
            Competition................................................  I-12
            Regulation.................................................  I-13
            Rate Matters...............................................  I-15
            Employee Relations.........................................  I-17
Item 2    Properties...................................................  I-18
Item 3    Legal Proceedings............................................  I-23
Item 4    Submission of Matters to a Vote of Security Holders..........  I-23
          Executive Officers of SOUTHERN...............................  I-24

          PART II

Item 5    Market for Registrants' Common Equity and Related
            Stockholder Matters........................................  II-1
Item 6    Selected Financial Data......................................  II-2
Item 7    Management's Discussion and Analysis of Results
            of Operations and Financial Condition......................  II-2
Item 8    Financial Statements and Supplementary Data..................  II-3
Item 9    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure........................  II-4

          PART III

Item 10   Directors and Executive Officers of the Registrants.........   III-1
Item 11   Executive Compensation......................................   III-13
Item 12   Security Ownership of Certain Beneficial Owners and
            Management................................................   III-30
Item 13   Certain Relationships and Related Transactions..............   III-36

          PART IV

Item 14   Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K...............................................   IV-1

                                   DEFINITIONS

When used in Items 1 through 5 and Items 10 through 14, the following terms will have the meanings indicated. Other defined terms specific only to Item 11 are found on page III-13.

 Term                                              Meaning
 AEC..........................  Alabama Electric Cooperative, Inc.
 AFUDC........................  Allowance for Funds Used During Construction
 ALABAMA......................  Alabama Power Company
 Alicura......................  Hidroelectrica Alicura, S.A. (Argentina)
 AMEA.........................  Alabama Municipal Electric Authority
 Clean Air Act................  Clean Air Act Amendments of 1990
 Communications...............  Southern Communications Services, Inc.
 Dalton.......................  City of Dalton, Georgia
 DOE..........................  United States Department of Energy
 Edelnor......................  Empresa Electrica del Norte Grande, S.A. (Chile)
 Energy Act...................  Energy Policy Act of 1992
 EMF..........................  Electromagnetic field
 EPA..........................  United States Environmental Protection Agency
 FERC.........................  Federal Energy Regulatory Commission
 FPC..........................  Florida Power Corporation
 FP&L.........................  Florida Power & Light Company
 Freeport.....................  Freeport Power Company (Bahamas)
 GEORGIA......................  Georgia Power Company
 GULF.........................  Gulf Power Company
 Gulf States..................  Gulf States Utilities Company
 Holding Company Act..........  Public Utility Holding Company Act of 1935,
                                  as amended
 IBEW.........................  International Brotherhood of Electrical Workers
 IRS..........................  Internal Revenue Service
 JEA..........................  Jacksonville Electric Authority
 MEAG.........................  Municipal Electric Authority of Georgia
 MISSISSIPPI..................  Mississippi Power Company
 Mobile Energy................  Mobile Energy Services Company, L.L.C.
 NRC..........................  Nuclear Regulatory Commission
 OPC..........................  Oglethorpe Power Corporation
 operating affiliates.........  ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
 PSC..........................  Public Service Commission
 RUS..........................  Rural Utility Service (formerly Rural
                                  Electrification Administration)
 SAVANNAH.....................  Savannah Electric and Power Company
 SCS..........................  Southern Company Services, Inc.
 SEC..........................  Securities and Exchange Commission
 SEGCO........................  Southern Electric Generating Company
 SEI..........................  Southern Electric International, Inc.
 SEPA.........................  Southeastern Power Administration
 SERC.........................  Southeastern Electric Reliability Council
 SMEPA........................  South Mississippi Electric Power Association
 SOUTHERN.....................  The Southern Company
 Southern Development.........  The Southern Development and Investment Group,
                                  Inc.
 Southern Nuclear.............  Southern Nuclear Operating Company, Inc.
 SOUTHERN system..............  SOUTHERN, the operating affiliates, SEGCO, SEI,
                                  Southern Nuclear, SCS, Communications,
                                  Southern Development and other subsidiaries
 SWEB.........................  South Western Electricity plc (United Kingdom)
 TVA..........................  Tennessee Valley Authority

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

      SAVANNAH is a corporation existing under the laws of the State of Georgia; its charter was granted by the Secretary of State on August 5, 1921.

    SOUTHERN also owns all the outstanding common stock of SEI, Communications, Southern Nuclear, SCS (the system service company), Southern Development and other direct and indirect subsidiaries. SEI designs, builds, owns and operates power production and delivery facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. A further description of SEI's business and organization follows later in this section under "New Business Development." Communications provides digital wireless communications services to SOUTHERN's operating affiliates and also markets these services to the public within the Southeast. Southern Nuclear provides services to the Southern electric system's nuclear plants. Southern Development explores, develops and markets energy management services and other business lines relating to SOUTHERN's core business of generating and distributing energy.

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

    SCS has contracted with SOUTHERN, each operating affiliate, SEI, various of the other subsidiaries, Southern Nuclear and SEGCO to furnish, at cost and upon request, the following services: general executive and advisory services, power pool operations, general engineering, design engineering, purchasing, accounting, finance and treasury, taxes, insurance and pensions, corporate, rates, budgeting, public relations, employee relations, systems and procedures and other services with respect to business and operations. SEI, Southern Development and Communications have also secured from the operating affiliates certain services which are furnished at cost.

    Southern Nuclear has contracted with ALABAMA to operate its Farley Nuclear Plant, as authorized by amendments to the plant operating licenses. Southern Nuclear also has a contract to provide GEORGIA with technical and other services to support GEORGIA's operation of plants Hatch and Vogtle. Applications are now pending before the NRC for amendments to the Hatch and Vogtle operating licenses which, if approved, would authorize Southern Nuclear to become the operator. See
Item 1 - BUSINESS "Regulation - Atomic Energy Act of 1954" herein.

New Business Development

SOUTHERN continues to consider new business opportunities, particularly those which allow use of the expertise and resources developed through its regulated utility experience. These endeavors began in 1981 and are conducted through SEI and other subsidiaries.

    SEI's primary business focus is international and domestic cogeneration, the independent power market, and the privatization and development of generation, transmission and distribution facilities in the international market. During 1995, SEI also entered the business of power marketing.

    Reference is made to Note 15 to the financial statements of SOUTHERN in Item 8 herein for additional information regarding SOUTHERN's business segments and geographic areas.

    In September 1995, SOUTHERN acquired SWEB, one of the United Kingdom's 12 regional electric distribution companies, for approximately $1.8 billion. SWEB's main business is the distribution of electricity to customers in the Southwest of England. Based in Bristol, SWEB serves approximately 1.3 million customers in an area roughly the size of Connecticut, with almost 2 million residents. SWEB is also a supplier of electricity to franchise customers in its authorized area and to customers in the competitive second-tier market. Through its 7.7% equity investment in Teesside Power Limited, a combined cycle gas turbine plant with a capacity of 1,875 megawatts, SWEB is involved in power generation. In addition, SWEB is involved in certain non-regulated activities which include gas supply and telecommunications. For additional information regarding the acquisition of SWEB, reference is made to Note 14 to SOUTHERN's financial statements in Item 8 herein.

    See Item 2 - PROPERTIES - "Other Electric Generation Facilities" herein for additional information regarding SEI projects.

    SEI and Southern Development render consulting services and market SOUTHERN system expertise in the United States and throughout the world. They contract with other public utilities, commercial concerns and government agencies for the rendition of services and the licensing of intellectual property. More specifically, Southern Development is focusing on new and existing programs to enhance customer satisfaction and efficiency and stockholder value, such as:
Good  Cents,  an energy  efficiency  program  for  electric  utility  customers;
EnerLink, a group of energy management products and services for large commercial and industrial electricity users; Flywheel, an energy storage device; PowerCall Security, a home security system; other energy management programs under development; and telecommunications operations related to energy management programs.

     By the end of 1995, the construction of Communications' wireless communications system was essentially complete, and Communications began serving SOUTHERN's operating affiliates and marketing its services to non-affiliates within the Southeast. The system covers 122,000 square miles and combines the functions of two-way radio dispatch, cellular phone, short text and numeric messaging and wireless data transfer.

    These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of rate-regulated operations. However, these activities also involve a higher degree of risk. SOUTHERN expects to make substantial investments over the period 1996-1998 in these and other new businesses.

Certain Factors Affecting the Industry

Various factors are currently affecting the electric utility industry in general, including increasing competition and the regulatory changes related thereto, costs required to comply with environmental regulations, and the potential for new business opportunities (with their associated risks) outside of traditional rate-regulated operations. The effects of these and other factors on the SOUTHERN system are described herein; particular reference is made to
Item 1 - BUSINESS - "New Business Development," "Competition" and "Environmental Regulation."

Construction Programs

The subsidiary companies of SOUTHERN are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Construction additions or acquisitions of property during 1996 through 1998 by the operating affiliates, SEGCO, SCS, Southern Nuclear, Communications and SEI are estimated as follows: (in millions)

   ---------------------------------------------------------
                                   1996      1997      1998
                                -------- --------- ---------
   ALABAMA                       $  491    $  446   $  479
   GEORGIA                          530       537      529
   GULF                              71        67       71
   MISSISSIPPI                       67        62       53
   SAVANNAH                          33        30       23
   SEGCO                             13         6        7
   SCS                               29        16       10
   Southern Nuclear                   1         1        1
   Communications                    26        48        6
   SEI*                             213       218      123
   ========================================================
   SOUTHERN system               $1,474    $1,431   $1,302
   ========================================================

    *These construction estimates do not include amounts which may be expended by SEI on future power production projects or by any subsidiaries created to effect such future projects.

    Reference is made to Note 4 to the financial statements of each registrant (except GULF) in Item 8 herein for the amounts of AFUDC included in the above estimates. GULF's estimates include AFUDC of $75,000 in 1996 and no AFUDC in 1997 and 1998. (See also Item 1 - BUSINESS - "Financing Programs" herein.)

Estimated construction costs in 1996 are expected to be apportioned approximately as follows: (in millions)
=================================================================================================
                                  SOUTHERN
                                   system*    ALABAMA   GEORGIA    GULF    MISSISSIPPI  SAVANNAH
-------------------------------------------------------------------------------------------------
   Combustion turbines             $   24       $  9      $ 15     $   -       $-        $  -
   Other generating
      facilities including
      associated plant substations    332         90        85        19         9         10
   New business                       343        136       162        21        11         13
   Transmission                       147         62        60         2        22          1
   Joint line and substation           29          -        24         4         1          -
   Distribution                       237         62        39         9        15          5
   Nuclear fuel                       133         72        61         -         -          -
   General plant                      229         60        84        16         9          4
-------------------------------------------------------------------------------------------------
                                   $1,474       $491      $530       $71       $67        $33
=================================================================================================

   *Communications, SCS and Southern Nuclear plan capital additions to general plant in 1996 of $26 million, $29 million and $1 million, respectively, while SEGCO plans capital additions of $13 million to generating facilities. SEI plans capital additions of $106 million to generating facilities and $107 million to distribution facilities. These estimates do not reflect the possibility of SEI's securing a contract(s) to buy or build additional generating facilities.

    The construction programs are subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load projections; changes in environmental regulations; changes in existing nuclear plants to meet new regulatory requirements; increasing costs of labor, equipment and materials; and cost of capital.

    The operating affiliates do not have any new baseload generating plants under construction. However, within the service area, the construction of combustion turbine peaking units with an aggregate capacity of approximately 600 megawatts is planned to be completed by 1998. In addition, significant construction related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants will continue.

    In 1991, the Georgia legislature passed legislation which requires GEORGIA and SAVANNAH each to file an Integrated Resource Plan for approval by the Georgia PSC. Under the plan rules, the Georgia PSC must pre-certify the construction of new power plants. (See Item 1 - BUSINESS - "Rate Matters - Integrated Resource Planning" herein.)

    See Item 1 - BUSINESS - "Regulation - Environmental Regulation" herein for information with respect to certain existing and proposed environmental requirements and Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein for additional information concerning ALABAMA's and GEORGIA's joint ownership of certain generating units and related facilities with certain non-affiliated utilities.

Rocky Mountain Hydroelectric Plant

For information regarding GEORGIA's Rocky Mountain Plant, including a joint ownership agreement with OPC and the uncertain recovery of GEORGIA's costs in this plant, reference is made to Note 3 to SOUTHERN's and to GEORGIA's financial statements in Item 8 herein.

Financing Programs

SOUTHERN may require additional equity capital in 1996. The amount and timing of additional equity capital to be raised in 1996, as well as subsequent years, will be contingent on SOUTHERN's investment opportunities, primarily through SEI. Equity capital can be provided from any combination of public offerings, private placements, or SOUTHERN's stock plans. The operating affiliates' construction programs are expected to be financed primarily from internal sources. Short-term debt will be utilized as appropriate at SOUTHERN and the operating affiliates. The operating affiliates may issue additional long-term debt and preferred stock primarily for the purposes of debt maturities and for redeeming higher-cost securities if market conditions permit.

    In order to issue first mortgage bonds and preferred stock, each of the operating affiliates must comply with earnings coverage requirements contained in its respective mortgage and charter. These provisions require, for the issuance of additional first mortgage bonds, a minimum, before income tax, earnings coverage of twice the pro forma annual interest charges on first mortgage bonds and indebtedness secured by prior or equal ranking lien and, for the issuance of additional preferred stock, a minimum, after income tax, earnings coverage of one and one-half times pro forma annual interest charges and preferred stock dividends, in each case for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue. The ability to issue securities in the future will depend on coverages at that time. Currently each of the operating affiliates expects to have adequate coverage ratios for anticipated requirements through at least 1998.

    The amounts of securities representing short-term unsecured indebtedness allowable under the respective charters, and the maximum amounts of short-term or term-loan indebtedness authorized by the appropriate regulatory authorities, are shown in the following table:


    ======================================================
              Short-Term Unsecured Indebtedness
    ------------------------------------------------------
                          Allowable
                        Under Charter
                    at December 31, 1995

                                           Percent of
                                            Secured
                                          Indebtedness
                                           and Other
                         Amount           Capital (2)
                      -------------    -------------------
                       (Millions)
    ALABAMA             $  1,123               20%
    GEORGIA                1,677               20
    GULF                      88               10
    MISSISSIPPI              149               20
    SAVANNAH                  68               20
    SOUTHERN                  (1)              (1)
    ------------------------------------------------------

    ======================================================
            Short-Term or Term-Loan Indebtedness
    ------------------------------------------------------
                     Maximum Regulatory
                        Authorization

                                      Outstanding at
                       Amount        December 31, 1995
                     ------------    ---------------------
                               (Millions)
    ALABAMA          $  750 (3)               $390
    GEORGIA           1,700 (4)                400
    GULF                150 (3)                118
    MISSISSIPPI         350 (3)                 55
    SAVANNAH             90 (4)                  4
    SOUTHERN          2,000 (3)                619
   --------------------------------------------------------

Notes:

    (1)  No limitation.

    (2) Under the provisions of the respective charters, GEORGIA's, MISSISSIPPI's and SAVANNAH's preferred stockholders have approved increases in the amounts of securities representing short-term unsecured indebtedness which the companies may have outstanding until July 1 in 2003, 1999 and 1999, respectively. Such limitations were increased from 10% of secured indebtedness and other capital to 20% thereof. These approved increases are reflected in the above table.

    (3) ALABAMA's authority is based on authorization received from the Alabama PSC, which expires December 31, 1998. No SEC authorization is required for ALABAMA. GULF, MISSISSIPPI and SOUTHERN have received SEC authorization to issue from time to time short-term and/or term-loan notes to banks and commercial paper to dealers in the amounts shown through December 31, 1996, December 31, 2002 and March 31, 2001, respectively.

    (4) GEORGIA and SAVANNAH have received SEC authorization to issue from time to time short-term and term-loan notes to banks and commercial paper to dealers in the amounts shown through December 31, 2002. Authorization for term-loan indebtedness is also required by and has been received from the Georgia PSC. Currently, GEORGIA and SAVANNAH have remaining authority from the Georgia PSC of $809 million and $40 million expiring December 31, 1996 and June 30, 1996, respectively.

    Reference is made to Note 5 to the financial statements for SOUTHERN, ALABAMA, GULF, MISSISSIPPI and SAVANNAH and Note 9 to the financial statements for GEORGIA in Item 8 herein for information regarding the registrants' credit arrangements.

Fuel Supply

The  operating   affiliates'  and  SEGCO's  supply  of  electricity  is  derived predominantly from coal. The sources of generation for the years 1993 through 1995 and the estimates for 1996 are shown below:
                                                   Oil and
   ALABAMA            Coal    Nuclear    Hydro       Gas
                    ----------------------------------------
            1993       70%       22%       8%         *%
            1994       68        23         9         *
            1995       73        19         8         *
            1996       73        20         7         *

   GEORGIA
            1993       77        20         3         *
            1994       75        22         3         *
            1995       74        22         3         1
            1996       76        21         2         1

   GULF
            1993       99        **        **         1
            1994      100        **        **         *
            1995       99        **        **         1
            1996       99        **        **         1

   MISSISSIPPI
            1993       90        **        **        10
            1994       85        **        **        15
            1995       79        **        **        21
            1996       81        **        **        19

   SAVANNAH
            1993       83        **        **        17
            1994       91        **        **         9
            1995       80        **        **        20
            1996       83        **        **        17

   SEGCO
            1993      100        **        **         *
            1994      100        **        **         *
            1995      100        **        **         *
            1996      100        **        **         *

   SOUTHERN system***
            1993       78        17         4         1
            1994       75        19         5         1
            1995       77        17         4         2
            1996       78        17         4         1
   ---------------------------------------------------------
    *Less than 0.5%.
   **Not applicable.
  ***Amounts shown for the SOUTHERN system are weighted averages of the operating affiliates and SEGCO.

    The average costs of fuel in cents per net kilowatt-hour generated for 1993 through 1995 are shown below:

                                              Oil and   Weighted
   ALABAMA             Coal      Nuclear       Gas      Average
                    ----------------------------------------------
            1993        2.11       0.51           *        1.73
            1994        1.92       0.49           *        1.56
            1995        1.71       0.50           *        1.48

   GEORGIA
            1993        1.75       0.58           *        1.52
            1994        1.67       0.63           *        1.44
            1995        1.67       0.60           *        1.44

   GULF
            1993        2.03         **        4.50        2.05
            1994        2.00         **           *        2.01
            1995        2.08         **        3.56        2.09

   MISSISSIPPI
            1993        1.66         **        2.97        1.71
            1994        1.67         **        2.60        1.71
            1995        1.58         **        2.33        1.64

   SAVANNAH
            1993        2.02          **       4.70        2.49
            1994        2.19          **       4.72        2.42
            1995        1.77          **       3.80        2.18

   SEGCO
            1993        1.80          **          *        1.81
            1994        1.83          **          *        1.83
            1995        1.87          **          *        1.87

   SOUTHERN system***
            1993        1.90        0.54       4.34        1.67
            1994        1.80        0.56       3.99        1.56
            1995        1.73        0.56       3.37        1.53
   ---------------------------------------------------------------
    *Not meaningful because of minimal generation from fuel
     source.
   **Not applicable.
  ***Amounts shown for the SOUTHERN system are weighted averages of the operating affiliates and SEGCO.

     See SELECTED FINANCIAL DATA in Item 6 herein for each registrant's source of energy supply.

    As of February 23, 1996, the operating affiliates and SEGCO had stockpiles of coal on hand at their respective coal-fired plants which represented an estimated 29 days of recoverable supply for bituminous coal and 32 days for sub-bituminous coal. It is estimated that approximately 58.2 million tons of coal will be consumed in 1996 by the operating affiliates and SEGCO (including those units GEORGIA owns jointly with OPC, MEAG and Dalton and operates for FP&L and JEA and the units ALABAMA owns jointly with AEC). The operating affiliates and SEGCO currently have 38 coal contracts. These contracts cover remaining terms of up to 17 years. Approximately 20% of 1996 estimated coal requirements will be purchased in the spot market. Management has set a goal whereby the spot market should be utilized, absent the transition from coal contract expirations, for 20 to 30% of the SOUTHERN system's coal supply. Additionally, it has been determined that approximately 34 days of recoverable supply is the appropriate level for coal stockpiles. During 1995, the operating affiliates' and SEGCO's average price of coal delivered was approximately $40 per ton.

    The typical sulfur content of coal purchased under contracts ranges from approximately 0.49% to 2.76% sulfur by weight. Fuel sulfur restrictions and other environmental limitations have increased significantly and may increase further the difficulty and cost of obtaining an adequate coal supply. See Item 1
- BUSINESS - "Regulation - Environmental Regulation" herein.

     Changes in fuel prices are generally reflected in fuel adjustment clauses contained in rate schedules. See Item 1 - BUSINESS - "Rate Matters - Rate Structure" herein.

    ALABAMA owns coal lands and mineral rights in the Warrior Coal Field, located northwest of Birmingham in the vicinity of its Gorgas Steam Plant. SEGCO also owns coal reserves in the Warrior Coal Field and in the Cahaba Coal Field, which is located southwest of Birmingham. ALABAMA has agreements with non-affiliated industrial and mining firms to mine coal from ALABAMA's reserves, as well as their own reserves, for supply to ALABAMA's generating units.

    The operating affiliates have renegotiated, bought out or otherwise terminated various coal supply contracts. For more information on certain of these transactions, see Note 5 to the financial statements of GULF and MISSISSIPPI in Item 8 herein.

    ALABAMA and GEORGIA have numerous contracts covering a portion of their nuclear fuel needs for uranium, conversion services, enrichment services and fuel fabrication. These contracts have varying expiration dates and most are short to medium term (less than 10 years). Management believes that sufficient capacity for nuclear fuel supplies and processing exists to preclude the impairment of normal operations of the SOUTHERN system's nuclear generating units.

    ALABAMA and GEORGIA have contracts with the DOE that provide for the permanent disposal of spent nuclear fuel. Although disposal was scheduled to begin in 1998, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch, into 2009 at Plant Vogtle, and into 2012 and 2014 at Plant Farley units 1 and 2, respectively.

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

    ALABAMA is engaged, within the State of Alabama, in the generation and purchase of electricity and the distribution and sale of such electricity at retail in over 1,000 communities (including Anniston, Birmingham, Gadsden,

Mobile, Montgomery and Tuscaloosa) and at wholesale to 15 municipally-owned electric distribution systems, 11 of which are served indirectly through sales to AMEA, and two rural distributing cooperative associations. ALABAMA also supplies steam service in downtown Birmingham. ALABAMA owns coal reserves near its steam-electric generating plant at Gorgas and uses the output of coal from these reserves in some of its generating plants. ALABAMA also sells, and cooperates with dealers in promoting the sale of, electric appliances.

    GEORGIA is engaged in the generation and purchase of electricity and the distribution and sale of such electricity within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale currently to 39 electric cooperative associations through OPC, a corporate cooperative of electric membership cooperatives in Georgia, and to 50 municipalities, 48 of which are served through MEAG, a public corporation and an instrumentality of the State of Georgia.

    GULF is engaged, within the northwestern portion of Florida, in the generation and purchase of electricity and the distribution and sale of such electricity at retail in 71 communities (including Pensacola, Panama City and Fort Walton Beach), as well as in rural areas, and at wholesale to a non-affiliated utility and a municipality. GULF also sells electric appliances.

    MISSISSIPPI is engaged in the generation and purchase of electricity and the distribution and sale of such energy within the 23 counties of southeastern Mississippi, at retail in 123 communities (including Biloxi, Gulfport, Hattiesburg, Laurel, Meridian and Pascagoula), as well as in rural areas, and at wholesale to one municipality, six rural electric distribution cooperative associations and one generating and transmitting cooperative.

    SAVANNAH is engaged, within a five-county area in eastern Georgia, in the generation and purchase of electricity and the distribution and sale of such electricity at retail and, as a member of the SOUTHERN system power pool, the transmission and sale of wholesale energy.

    The sources of revenues for the SOUTHERN system and each of SOUTHERN's operating affiliates are shown in Item 6 herein. For the year ended December 31, 1995, the registrants derived their respective industrial revenues as shown in the following table.

========================================================================================
                           SOUTHERN
                             system   ALABAMA   GEORGIA   GULF    MISSISSIPPI SAVANNAH
----------------------------------------------------------------------------------------
Textiles                       13%         10%      18%      *%        3%          *%
Chemical                       11          15        6      21        14          32
Paper                          10          10       11      12         5          34
Primary metal                   7          14        5       1         2           *
Stone, clay, glass
  and concrete                  7           7        8       2         1           4
Utility services                8           8        9       3         9           5
Food                            5           4        6       1         5           9
Government                      5           2        5      39        10           *
Transportation equipment        3           1        4       1         7          10
Lumber and wood products        4           5        3       2         8           2
Other**                        27          24       25      18        36           4
---------------------------------------------------------------------------------------
                              100%        100%     100%    100%      100%        100%
=======================================================================================
   *Less than 0.5%.
 ** Other major sources (5% or more) of industrial revenues were:  ALABAMA,  coal mining (5%); GULF, oil and gas extraction  (9%); and MISSISSIPPI,  petroleum refining (20%) and electric machinery (6%).

     A portion of the area served by SOUTHERN's operating affiliates adjoins the area served by TVA and its municipal and cooperative distributors. An Act of Congress limits the distribution of TVA power, unless otherwise authorized by Congress, to specified areas or customers which generally were those served on July 1, 1957. On January 12, 1996, ALABAMA, GEORGIA and MISSISSIPPI filed a lawsuit against TVA for violation of this Act. See Item 3 - LEGAL PROCEEDINGS herein for additional information.

    The RUS has authority to make loans to cooperative associations or corporations to enable them to provide electric service to customers in rural sections of the country. There are 71 electric cooperative organizations operating in the territory in which the operating affiliates provide electric service at retail or wholesale.

    One of these, AEC, is a generating and transmitting cooperative selling power to several distributing cooperatives, municipal systems and other customers in south Alabama and northwest Florida. AEC owns generating units with approximately 840 megawatts of nameplate capacity, including an undivided ownership interest in ALABAMA's Plant Miller Units 1 and 2. AEC's facilities were financed with RUS loans secured by long-term contracts requiring distributing cooperatives to take their requirements from AEC to the extent such energy is available. Two of the 14 distributing cooperatives operating in ALABAMA's service territory obtain a portion of their power requirements directly from ALABAMA.

    Four electric cooperative associations, financed by the RUS, operate within GULF's service area. These cooperatives purchase their full requirements from AEC and SEPA. A non-affiliated utility also operates within GULF's service area and purchases a portion of its requirements from GULF.

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

    Another of the 71 electric cooperatives is SMEPA, also a generating and transmitting cooperative. SMEPA has a generating capacity of 739,000 kilowatts and a transmission system estimated to be 1,357 miles in length. MISSISSIPPI has an interchange agreement with SMEPA pursuant to which various services are provided, including the furnishing of protective capacity by MISSISSIPPI to SMEPA.

    There are 43 electric cooperative organizations operating in, or in areas adjoining, territory in the State of Georgia in which GEORGIA provides electric service at retail or wholesale. Three of these organizations obtain their power from TVA and one from other sources. Since July 1, 1975, OPC has supplied the requirements of the remaining 39 of these cooperative organizations from self-owned generation acquired from GEORGIA and, until September 1991, through partial requirements purchases from GEORGIA. GEORGIA entered into an agreement with OPC pursuant to which, effective in September 1991, OPC ceased to be a partial requirements wholesale customer of GEORGIA. Instead, OPC began the purchase of 1,250 megawatts of capacity from GEORGIA through 1999, subject to reduction or extension by OPC, and may satisfy the balance of its needs through purchases from others. During 1994 and 1995, OPC gave GEORGIA notice of its intent to decrease its purchases of capacity by 250 megawatts in September 1996 and an additional 250 megawatts in September 1997.

    There are 65 municipally-owned electric distribution systems operating in the territory in which SOUTHERN's operating affiliates provide electric service at retail or wholesale.

    AMEA was organized under an act of the Alabama legislature and is comprised of 11 municipalities. In 1986, ALABAMA entered into a firm power purchase contract with AMEA entitling AMEA to scheduled amounts of capacity (to a maximum of 100 megawatts) for a period of 15 years commencing September 1, 1986. In October 1991, ALABAMA entered into a second firm power purchase contract with AMEA entitling AMEA to scheduled amounts of additional capacity (to a maximum 80 megawatts) for a period of 15 years beginning October 1, 1991. In both contracts the power is being sold to AMEA for its member municipalities that previously were served directly by ALABAMA as wholesale customers. Under the terms of the contracts, ALABAMA received payments from AMEA representing the net present value of the revenues associated with the respective capacity entitlements. See
Note 7 to ALABAMA's financial statements in Item 8 herein for further information on these contracts.

    Forty-seven municipally-owned electric distribution systems formerly served on a full requirements wholesale basis by GEORGIA and one county-owned system now receive their requirements through MEAG, which was established by a state statute in 1975. MEAG serves these requirements from self-owned generation facilities acquired from GEORGIA and through purchases of capacity and energy from GEORGIA under partial requirements rates. Similarly, since 1977 Dalton has filled its requirements from generation facilities acquired from GEORGIA and through partial requirements purchases. One municipally-owned electric distribution system is still served on a full requirements wholesale basis by GEORGIA. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

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

    The retail service rights of all electric suppliers in the State of Georgia are regulated by the 1973 State Territorial Electric Service Act. Pursuant to the provisions of this Act, all areas within existing municipal limits were assigned to the primary electric supplier therein on March 29, 1973 (451 municipalities, including Atlanta, Columbus, Macon, Augusta, Athens, Rome and Valdosta, to GEORGIA; 115 to electric cooperatives; and 50 to publicly-owned systems). Areas outside of such municipal limits were either to be assigned or to be declared open for customer choice of supplier by action of the Georgia PSC pursuant to standards set forth in the Act. Consistent with such standards, the Georgia PSC has assigned substantially all of the land area in the state to a supplier. Notwithstanding such assignments, the Act provides that any new customer locating outside of 1973 municipal limits and having a connected load of at least 900 kilowatts may receive electric service from the supplier of its choice. (See also Item 1 - BUSINESS - "Competition" herein.)

    Under and subject to the provisions of its franchises and concessions and the 1973 State Territorial Electric Service Act, SAVANNAH has the full but nonexclusive right to serve the City of Savannah, the Towns of Bloomingdale,
Pooler, Garden City, Guyton, Newington, Oliver, Port Wentworth, Rincon, Tybee Island, Springfield, Thunderbolt, Vernonburg, and in conjunction with a secondary supplier, the Town of Richmond Hill. In addition, SAVANNAH has been assigned certain unincorporated areas in Chatham, Effingham, Bryan, Bulloch and Screven Counties by the Georgia PSC. (See also Item 1 - BUSINESS - "Competition" herein.)

    Pursuant to the 1956 Utility Act, the Mississippi PSC issued "Grandfather Certificates" of convenience and necessity to MISSISSIPPI and to six distribution rural cooperatives operating in southeastern Mississippi, then served in whole or in part by MISSISSIPPI, authorizing them to distribute electricity in certain specified geographically described areas of the state. The six cooperatives serve approximately 300,000 retail customers in a certificated area of approximately 10,300 square miles. In areas included in a "Grandfather Certificate," the utility holding such certificate may, without further certification, extend its lines up to five miles; other extensions within that area by such utility, or by other utilities, may not be made except upon a showing of, and a grant of a certificate of, public convenience and necessity. Areas included in such a certificate which are subsequently annexed to municipalities may continue to be served by the holder of the certificate, irrespective of whether it has a franchise in the annexing municipality. On the other hand, the holder of the municipal franchise may not extend service into such newly annexed area without authorization by the Mississippi PSC.

Long-Term Power Sales Agreements

Reference is made to Note 7 to the financial statements for SOUTHERN, ALABAMA, GEORGIA, GULF and MISSISSIPPI and Note 6 to the financial statements for SAVANNAH in Item 8 herein for information regarding contracts for the sales of capacity and energy to non-territorial customers.

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

    As a result of the foregoing factors, SOUTHERN has experienced increasing competition for available off-system sales of capacity and energy from neighboring utilities and alternative sources of energy. Additionally, the future effect of cogeneration and small-power production facilities on the SOUTHERN system cannot currently be determined but may be adverse.

    ALABAMA currently has cogeneration contracts in effect with nine industrial customers. Under the terms of these contracts, ALABAMA purchases excess generation of such companies. During 1995, ALABAMA purchased approximately 115 million kilowatt-hours from such companies at a cost of $1.8 million.

    GEORGIA currently has cogeneration contracts in effect with seven industrial customers. Under the terms of these contracts, GEORGIA purchases excess generation of such companies. During 1995, GEORGIA purchased 4 million kilowatt-hours from such companies at a cost of $78,000. GEORGIA has entered into a 30-year purchase power agreement, scheduled to begin in June 1998, for electricity during peaking periods from a planned 300-megawatt cogeneration facility. Payments are subject to reductions for failure to meet minimum capacity output.

    GULF currently has cogeneration agreements for "as available" energy in effect with two industrial customers. During 1995, GULF purchased 214 million kilowatt-hours from such companies for $3.6 million.

    SAVANNAH currently has cogeneration contracts in effect with four industrial customers. Under the terms of these contracts, SAVANNAH purchases excess generation of such companies. During 1995, SAVANNAH purchased 1.5 million kilowatt-hours from such companies at a cost of $34,000.

    The competition for retail energy sales among competing suppliers of energy is influenced by various factors, including price, availability, technological advancements and reliability. These factors are, in turn, affected by, among other influences, regulatory, political and environmental considerations, taxation and supply.

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

     In addition, while the Energy Act does not provide for "retail wheeling" (i.e., the transmission and distribution by an electric utility to retail customers within its service territory of energy produced by another entity), applicable legislative and regulatory bodies may consider imposing such a requirement in the future, the effect of which may be adverse or, conversely, prove to be beneficial. New federal legislation is being discussed, and legislation allowing customer choice has been introduced in Alabama, Florida and Georgia. Some form of retail wheeling has been mandated in states such as California and Michigan. Any form of retail wheeling which may be adopted would need to address a variety of complex issues, including stranded investments and the utility's obligation to serve a particular customer or customers. Reference is made to each registrant's "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein for further discussion of competition.

    In order to adapt to the increasingly competitive environment in which they operate, SOUTHERN and the operating affiliates will evaluate and consider a wide array of potential business strategies. These may include business combinations or acquisitions involving other utility or non-utility businesses or properties, internal restructurings or reorganizations involving SOUTHERN, the operating affiliates or some combination thereof or dispositions of currently owned properties or currently operated business units. In addition, SOUTHERN and the operating affiliates may engage in new business ventures, such as power marketing, which arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations and financial condition of SOUTHERN and the operating affiliates.

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

    In June 1995, the Division of Investment Management of the SEC issued a report on its study of the regulation of public-utility holding companies. Concluding that significant changes in the current regulatory system are needed, the report offers various legislative and administrative recommendations for reform. The legislative option preferred by the Division in the report is repeal of the Holding Company Act coupled with new provisions for state access to books and records of holding company system companies and for federal audit authority and oversight of intrasystem transactions. However, the prospects for further legislative reform of the Holding Company Act are uncertain at this time.

Federal Power Act

The Federal Power Act subjects the operating affiliates and SEGCO to regulation by the FERC as companies engaged in the transmission or sale at wholesale of electric energy in interstate commerce, including regulation of accounting policies and practices.

    ALABAMA and GEORGIA are also subject to the provisions of the Federal Power Act or the earlier Federal Water Power Act applicable to licensees with respect to their hydroelectric developments. Among the hydroelectric projects subject to licensing by the FERC are 14 existing ALABAMA generating stations having an aggregate installed capacity of 1,582,725 kilowatts and 18 existing GEORGIA generating stations having an aggregate installed capacity of 1,074,696 kilowatts.

    In December 1991, ALABAMA and GEORGIA filed with the FERC their applications for new licenses on six of their existing hydroelectric projects. The six projects, ALABAMA's Yates and Thurlow and GEORGIA's Lloyd Shoals, Langdale,
Riverview and North Georgia, totaling 272,340 kilowatts of capacity, had licenses that expired December 31, 1993. Although the possibility of competition existed for these licenses, no competing applications were filed prior to the filing deadline of December 31, 1991. The Lloyd Shoals, Langdale and Riverview projects were granted new 30-year licenses that expire on January 1, 2024. The North Georgia project is operating on an annual license under the same terms and conditions as its original license. Additionally, the FERC has issued an order granting a combined, 40-year license for the Yates and Thurlow projects. As a part of the application for the combined, 40-year license for the Yates and Thurlow projects, ALABAMA agreed to expand the capacity of these units by a total of approximately 10 megawatts.

    In August 1995, GEORGIA filed with the FERC its application for a new license for its Sinclair Project which has 45,000 kilowatts of capacity. GEORGIA's current license for this project expires September 1, 1997. Certain environmental issues raised during the licensing process may result in the FERC including license terms and conditions that could have a substantial effect on the peaking capability of the project.

    In July 1994, flooding of the Flint River in and around Albany, Georgia and the Flint River Project (5,400 kilowatts of capacity) resulted in substantial damage to the dam and power house. Under the FERC oversight, GEORGIA has made repairs to the facilities. In the event GEORGIA elects to file for a new license for the Flint River Project, it is required to file a notice of intent with the FERC by September 1996. GEORGIA will then be required to file an application for a new license for such project by September 1999.

    GEORGIA and OPC also have a license, expiring in 2027, for the Rocky Mountain Plant, a pure pumped storage facility of 847,800 kilowatt capacity which began commercial operation in 1995. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein and Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for additional information.)

    Licenses for all projects, excluding those discussed above, expire in the period 2007-2023 in the case of ALABAMA's projects and in the period 2005-2020 in the case of GEORGIA's projects.

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

    Reference is made to Notes 1 and 13 to SOUTHERN's, Notes 1 and 11 to ALABAMA's and Notes 1 and 5 to GEORGIA's financial statements in Item 8 herein for information on nuclear decommissioning costs and nuclear insurance. Additionally, Note 3 to GEORGIA's financial statements contains information regarding nuclear performance standards imposed by the Georgia PSC that may impact retail rates.

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

     The operating affiliates' and SEGCO's estimated capital expenditures for environmental quality control facilities for the years 1996, 1997 and 1998 are as follows: (in millions)

   -------------------------------------------------------
                          1996         1997         1998
                       -----------------------------------
   ALABAMA               $29.8        $31.0        $30.3
   GEORGIA                19.4         21.9         25.4
   GULF                    1.9          5.8          4.1
   MISSISSIPPI             1.1          1.5          2.7
   SAVANNAH                2.1          0.8          1.3
   SEGCO                   8.5          1.0            -
                       -----------------------------------
     SOUTHERN
       system            $62.8        $62.0        $63.8
   =======================================================

     *The foregoing estimates are included in the current construction programs. (See Item 1 - BUSINESS - "Construction Programs" herein.)

    Additionally, each operating affiliate and SEGCO have incurred costs for environmental remediation of various sites. Reference is made to each registrant's "Management's Discussion and Analysis" in Item 7 herein for information regarding the registrants' environmental remediation efforts. Also, see Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for information regarding the identification of sites that may require environmental remediation by GEORGIA and Note 3 to MISSISSIPPI's financial statements in Item 8 herein for information regarding a site that may require environmental remediation by MISSISSIPPI.

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

    Residential and other rates contain separate customer charges. Rates for commercial service are presently of the block type and, for large customers, the billing demand is generally used to determine capacity and minimum bill charges. These large customers' rates are generally based upon usage by the customer including those with special features to encourage off-peak usage. Additionally, the operating affiliates are allowed by their respective PSCs to negotiate the terms and compensation of service to large customers. Such terms and compensation of service, however, are subject to final PSC approval. With respect to MISSISSIPPI's retail rates, fuel and purchased power costs above base levels included in the various rate schedules are billed to such customers under the fuel and energy adjustment clause. GULF recovers from retail customers fuel and net purchased power costs through provisions which are adjusted to reflect increases or decreases in such costs. ALABAMA, GEORGIA and SAVANNAH are allowed by state law to recover fuel and net purchased energy costs through fuel cost recovery provisions which are adjusted to reflect increases or decreases in such costs. GULF's recovery of fuel costs is based upon a projection for six-months; any over/under recovery during such period is reflected in a subsequent six-month period with interest. GULF's recovery of purchased power capacity costs is based upon an annual projection; any over/under recovery during such period is reflected in a subsequent annual period with interest. The adjustment factors for MISSISSIPPI's retail and wholesale rates are levelized based on the estimated energy cost for the year, adjusted for any actual over/under collection from the previous year. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

Rate Proceedings

Reference is made to Note 3 to each registrant's financial statements in Item 8 herein for a discussion of rate matters. For each registrant (except SAVANNAH), such Note 3 includes a discussion of proceedings initiated by the FERC concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on equity of 13.75% or greater.

    In 1995, GULF filed a petition with the Florida PSC seeking approval for an optional rate rider, which would be applicable to GULF's largest and most at-risk customers. For additional information, reference is made to GULF's "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein.

Integrated Resource Planning

In 1991, the Georgia legislature passed certain legislation under which both GEORGIA and SAVANNAH must file Integrated Resource Plans for approval by the Georgia PSC. The plans must specify how GEORGIA and SAVANNAH each intends to meet the future electrical needs of their customers through a combination of demand-side and supply-side resources. The Georgia PSC must pre-certify these new resources. Once certified, all prudently incurred construction costs will be recoverable through rates.

    By orders issued in 1992 and by amended orders issued in 1995, the Georgia PSC approved Integrated Resource Plans for both GEORGIA and SAVANNAH. (See Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for information regarding GEORGIA's demand-side option programs and Note 3 to SAVANNAH's financial statements for information regarding SAVANNAH's demand-side option programs.)

    The Florida PSC has set energy conservation goals for GULF, which became effective in 1995, that require programs to reduce 154 megawatts of summer peak demand and 65,000 kilowatt-hours of sales by the year 2004. For additional information, reference is made to GULF's "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein.

Environmental Cost Recovery Plans

GULF and MISSISSIPPI both have retail rate mechanisms that provide for recovery of environmental compliance costs. For a description of these plans, see Note 3 to GULF's and MISSISSIPPI's financial statements in Item 8 herein.

Employee Relations

The companies of the SOUTHERN system had a total of 31,882 employees on their payrolls at December 31, 1995.

   -------------------------------------------------
                                    Employees
                                       at
                                December 31, 1995
                             -----------------------
   ALABAMA                             7,261
   GEORGIA                            11,061
   GULF                                1,501
   MISSISSIPPI                         1,421
   SAVANNAH                              584
   SCS                                 3,207
   Southern Nuclear                    1,298
   Communications                         78
   Southern Development                   41
   SEI*                                5,430
   -------------------------------------------------
   Total                              31,882
   =================================================
  *Includes 4,977 employees on international payrolls.

    The operating affiliates have separate agreements with local unions of the IBEW generally covering wages, working conditions and procedures for handling grievances and arbitration. These agreements apply with certain exceptions to operating, maintenance and construction employees.

    ALABAMA has agreements with the IBEW on a three-year contract extending to August 15, 1998. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.

    GEORGIA has an agreement with the IBEW covering wages and working conditions, which is in effect through June 30, 1996, and is currently in negotiations with respect to such agreement. GEORGIA also has a contract with the United Plant Guard Workers of America with respect to Plant Hatch which extends through September 30, 1998.

    GULF has an agreement with the IBEW on a three-year contract extending to August 15, 1998.

    In July 1995, MISSISSIPPI and the IBEW began negotiating changes to the contract which extended to August 16, 1995. Due to ongoing negotiations, the parties agreed to extend the contract beyond August 16, 1995. Discussions continued into 1996, with union ratification in March.

    Southern Nuclear has an agreement with the IBEW on a three-year contract extending to August 15, 1998. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.

    The agreements also subject the terms of the pension plans for the companies discussed above to collective bargaining with the unions at five-year intervals.

    SAVANNAH has three-year labor agreements with the IBEW and the Office and Professional Employees International Union that expire April 16, 1996 and December 1, 1996, respectively. SAVANNAH is currently in negotiations with the IBEW.

    SEI has agreements with local unions of the IBEW and the United Paperworkers International Union which covers employees of Mobile Energy. These agreements extend to May 31, 1997.

Item 2.  PROPERTIES

Electric Properties

The operating affiliates and SEGCO, at December 31, 1995, operated 33 hydroelectric generating stations, 32 fossil fuel generating stations and three nuclear generating stations. The amounts of capacity owned by each company are shown in the table below.


   ------------------------------------------------------------
                                                  Nameplate
   Generating Station      Location              Capacity (1)
   ------------------------------------------------------------
                                                 (Kilowatts)
   Fossil Steam
   Gadsden                 Gadsden, AL             120,000
   Gorgas                  Jasper, AL            1,221,250
   Barry                   Mobile, AL            1,525,000
   Chickasaw               Chickasaw, AL            40,000
   Greene County           Demopolis, AL           300,000 (2)
   Gaston Unit 5           Wilsonville, AL         880,000
   Miller                  Birmingham, AL        2,532,288 (3)
                                                 ---------
   ALABAMA Total                                 6,618,538
                                                 ---------

   Arkwright               Macon, GA                160,000
   Atkinson                Atlanta, GA              180,000
   Bowen                   Cartersville, GA       3,160,000
   Branch                  Milledgeville, GA      1,539,700
   Hammond                 Rome, GA                 800,000
   McDonough               Atlanta, GA              490,000
   McManus                 Brunswick, GA            115,000
   Mitchell                Albany, GA               170,000
   Scherer                 Macon, GA                750,924 (4)
   Wansley                 Carrollton, GA           925,550 (5)
   Yates                   Newnan, GA             1,250,000
                                                  ---------
   GEORGIA Total                                  9,541,174
                                                  ---------

   Crist                   Pensacola, FL          1,045,000
   Lansing Smith           Panama City, FL          305,000
   Scholz                  Chattahoochee, FL         80,000
   Daniel                  Pascagoula, MS           500,000 (6)
   Scherer Unit 3          Macon, GA                204,500 (4)
                                                  ---------
   GULF Total                                     2,134,500
                                                  ---------

   Eaton                   Hattiesburg, MS           67,500
   Sweatt                  Meridian, MS              80,000
   Watson                  Gulfport, MS           1,012,000
   Daniel                  Pascagoula, MS           500,000 (6)
   Greene County           Demopolis, AL            200,000 (2)
                                                -----------
   MISSISSIPPI Total                              1,859,500
                                                -----------

   ----------------------------------------------------------------


   ----------------------------------------------------------------
                                                      Nameplate
   Generating Station   Location                       Capacity
   ----------------------------------------------------------------
                                                    (Kilowatts)

   McIntosh             Effingham County, GA            163,117
   Kraft                Port Wentworth, GA              281,136
   Riverside            Savannah, GA                    102,278
                                                   ------------
   SAVANNAH Total                                       546,531
                                                   ------------

   Gaston Units 1-4     Wilsonville, AL
     (SEGCO)                                          1,000,000 (7)
                                                   ------------
   Total Fossil Steam                                21,700,243
                                                   ------------

   Nuclear Steam
   Farley               Dothan, AL
     (ALABAMA)                                        1,720,000
                                                   ------------
   Hatch                Baxley, GA                      816,630 (8)
   Vogtle               Augusta, GA                   1,060,240 (9)
                                                   ------------
   GEORGIA Total                                      1,876,870
                                                   ------------
   Total Nuclear Steam                                3,596,870
                                                   ------------

   Combustion Turbines
   Greene County        Demopolis, AL
     (ALABAMA)                                          400,000
                                                    -----------
   Arkwright            Macon, GA                        30,580
   Atkinson             Atlanta, GA                      78,720
   Bowen                Cartersville, GA                 39,400
   McDonough            Atlanta, GA                      78,800
   McIntosh
     Units 1,2,3,4,7,8  Effingham County, GA            480,000
   McManus              Brunswick, GA                   481,700
   Mitchell             Albany, GA                      118,200
   Robins               Warner Robins, GA               160,000
   Wilson               Augusta, GA                     354,100
   Wansley              Carrollton, GA                   26,322 (5)
                                                    -----------
   GEORGIA Total                                      1,847,822
                                                    -----------

   Lansing Smith
     Unit A (GULF)      Panama City, FL                  39,400

   Chevron Cogenerating
     Station            Pascagoula, MS                  147,292 (10)
   Sweatt               Meridian, MS                     39,400
   Watson               Gulfport, MS                     39,360
                                                    -----------
   MISSISSIPPI Total                                    226,052
                                                    -----------

   Boulevard            Savannah, GA                     59,100
   Kraft                Port Wentworth, GA               22,000
   McIntosh
     Units 5&6          Effingham County, GA            160,000
                                                    -----------
   SAVANNAH Total                                       241,100
                                                    -----------
   ----------------------------------------------------------------

   ----------------------------------------------------------------
                                                    Nameplate
   Generating Station        Location                 Capacity
   ----------------------------------------------------------------
                                                    (Kilowatts)

   Gaston (SEGCO)            Wilsonville, AL           19,680 (7)
                                                  -----------
   Total Combustion Turbines                        2,774,054
                                                  -----------
   Hydroelectric Facilities
   Weiss                     Leesburg, AL              87,750
   Henry                     Ohatchee, AL              72,900
   Logan Martin              Vincent, AL              128,250
   Lay                       Clanton, AL              177,000
   Mitchell                  Verbena, AL              170,000
   Jordan                    Wetumpka, AL             100,000
   Bouldin                   Wetumpka, AL             225,000
   Harris                    Wedowee, AL              135,000
   Martin                    Dadeville, AL            154,200
   Yates                     Tallassee, AL             32,000
   Thurlow                   Tallassee, AL             58,000
   Lewis Smith               Jasper, AL               157,500
   Bankhead                  Holt, AL                  45,125
   Holt                      Holt, AL                  40,000
                                                   ----------
   ALABAMA Total                                    1,582,725
                                                   ----------

   Barnett Shoals
     (Leased)                Athens, GA                 2,800
   Bartletts Ferry           Columbus, GA             173,000
   Goat Rock                 Columbus, GA              26,000
   Lloyd Shoals              Jackson, GA               14,400
   Morgan Falls              Atlanta, GA               16,800
   North Highlands           Columbus, GA              29,600
   Oliver Dam                Columbus, GA              60,000
   Rocky Mountain            Rome, GA                 215,256 (11)
   Sinclair Dam              Milledgeville, GA         45,000
   Tallulah Falls            Clayton, GA               72,000
   Terrora                   Clayton, GA               16,000
   Tugalo                    Clayton, GA               45,000
   Wallace Dam               Eatonton, GA             321,300
   Yonah                     Toccoa, GA                22,500
   6 Other Plants                                      18,080
                                                  -----------
   GEORGIA Total                                    1,077,736
                                                  -----------
   Total Hydroelectric Facilities                   2,660,461
                                                  -----------

   Total Generating Capacity                       30,731,628
                                                  ===========
   ---------------------------------------------------------------

Notes:
    (1) For additional information regarding facilities jointly-owned with non-affiliated parties, see Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.
    (2) Owned by ALABAMA and MISSISSIPPI as tenants in common in the proportions of 60% and 40%, respectively.
    (3)  Excludes the capacity owned by AEC.
    (4) Capacity shown for GEORGIA is 8.4% of Units 1 and 2 and 75% of Unit 3. Capacity shown for GULF is 25% of Unit 3.
    (5)  Capacity shown is GEORGIA's portion (53.5%) of total plant capacity.
    (6) Represents 50% of the plant which is owned as tenants in common by GULF and MISSISSIPPI.
    (7) SEGCO is jointly-owned by ALABAMA and GEORGIA. (See Item 1 - BUSINESS herein.)
    (8)  Capacity shown is GEORGIA's portion (50.1%) of total plant capacity.
    (9)  Capacity shown is GEORGIA's portion (45.7%) of total plant capacity.
   (10)  Generation is dedicated to a single industrial customer.
   (11) Capacity shown is GEORGIA's portion (25.4%) of total plant capacity. OPC operates the plant.

    Except as discussed below under "Titles to Property," the principal plants and other important units of the SOUTHERN system are owned in fee by the operating affiliates and SEGCO. It is the opinion of management of each such company that its operating properties are adequately maintained and are substantially in good operating condition.

    MISSISSIPPI owns a 79-mile length of 500-kilovolt transmission line which is leased to Gulf States. The line, completed in 1984, extends from Plant Daniel to the Louisiana state line. Gulf States is paying a use fee over a forty-year period covering all expenses and the amortization of the original $57 million cost of the line.

    The all-time maximum demand on the SOUTHERN system was 27,419,700 kilowatts and occurred in August 1995. This amount excludes demand served by capacity retained by MEAG and Dalton and excludes demand associated with power purchased from OPC and SEPA by its preference customers. At that time, 29,596,100 kilowatts were supplied by SOUTHERN system generation and 2,176,400 kilowatts
(net) were sold to other parties through net purchased and interchanged power. The reserve margin for the Southern electric system at that time was 9.4%. For additional information on peak demands, reference is made to Item 6 SELECTED FINANCIAL DATA herein.

    ALABAMA and GEORGIA will incur significant costs in decommissioning their nuclear units at the end of their useful lives. (See Item 1 - BUSINESS "Regulation - Atomic Energy Act of 1954" and Note 1 to SOUTHERN's, ALABAMA's and GEORGIA's financial statements in Item 8 herein.)


Other Electric Generation Facilities

Through special purpose subsidiaries, SOUTHERN owns interests in or operates independent power production facilities and foreign utility companies. The generating capacity of these utilities (or facilities) at December 31, 1995, was as follows:

                          Facilities in Operation
--------------------------------------------------------------------------------------------------------------

                                                 Megawatts of Capacity
                                                 ------------------------   Percent
Facility          Location               Units   Owned       Operated       Ownership        Type
----------------- ---------------------- ------- ----------- ------------   -------------    -----------------
Alicura           Argentina                 4        551 (1)      1,000        55.14 (1)     Hydro
Edelnor           Chile                    27         55             86        65.00         Oil
Edelnor           Chile                     2          7             10        65.00         Hydro
Freeport          Grand Bahamas             5         56            113        50.00         Oil & Gas
Goodyear          New York                  1          -             50            -         Coal (2)
Kalaeloa          Hawaii                    1         60            180        33.33         Oil (2)
Las Vegas         Nevada                    1          -             50            -         Gas (2)
Mobile Energy     Alabama                   3        111            111       100.00         Waste/Biomass (2)
Penal             Trinidad and Tobago       5         92            236        39.00         Gas
Port of Spain     Trinidad and Tobago       6        120            308        39.00         Gas
Pt. Lisas         Trinidad and Tobago      10        247            634        39.00         Gas
SWEB              United Kingdom            8        144              -         7.70         Gas
SWEB              United Kingdom           13         19             19       100.00         Oil & Gas
SWEB              United Kingdom            3          8              8        38.27         Wind
==============================================================================================================
Total Capacity                                     1,470          2,805
==============================================================================================================


                          Facilities Under Development
--------------------------------------------------------------------------------------------------------------

                                                Megawatts of Capacity
                                                -------------------------   Percent
Facility          Location                         Own        Operate       Ownership        Type
----------------- -----------------------       ------------ ------------   ---------------- -----------------
Birchwood         Virginia                           110          220        50.00           Coal (2)
Edelnor           Chile                              208          320        65.00           Coal
==============================================================================================================
Total Capacity                                       318          540
==============================================================================================================


Notes:    (1)   Represents megawatts of capacity under a concession agreement expiring in the year 2023.
          (2)   Cogeneration facility.

Jointly-Owned Facilities

ALABAMA and GEORGIA have sold and GEORGIA has purchased undivided interests in certain generating plants and other related facilities to or from non-affiliated parties. The percentages of ownership resulting from these transactions are as follows:

                                                  Percentage Ownership
                          Total   -------------------------------------------------
                        Capacity  ALABAMA   AEC  GEORGIA  OPC   MEAG   DALTON  FPC
                      ----------- -------------------------------------------------
                      (Megawatts)
Plant Miller
   Units 1 and 2          1,320    91.8%   8.2%       -%    -%     -%     -%     -%
Plant Hatch               1,630      -       -     50.1  30.0   17.7    2.2      -
Plant Vogtle              2,320      -       -     45.7  30.0   22.7    1.6      -
Plant Scherer
  Units 1 and 2           1,636      -       -      8.4  60.0   30.2    1.4      -
Plant Wansley             1,779      -       -     53.5  30.0   15.1    1.4      -
Rocky Mountain              848      -       -     25.4  74.6     -       -      -
Intercession City, FL       150      -       -     33.3*    -     -       -   66.7
-----------------------------------------------------------------------------------
*Estimated ownership at completion.

    ALABAMA and GEORGIA have contracted to operate and maintain the respective units in which each has an interest (other than Rocky Mountain and Intercession City, as described below) as agent for the joint owners.

    In connection with the joint ownership arrangements for Plant Vogtle, GEORGIA has remaining commitments to purchase declining fractions of MEAG's capacity and energy until December 1996 for Unit 2 and, with regard to a portion of a 5% interest owned by MEAG, until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest. The payments for capacity are required whether any capacity is available. The energy cost is a function of each unit's variable operating costs. Except for the portion of the capacity payments related to the 1987 and 1990 write-offs of Plant Vogtle costs, the cost of such capacity and energy is included in purchased power from non-affiliates in GEORGIA's Statements of Income in Item 8 herein.

     In December 1988, GEORGIA and OPC entered into a joint ownership agreement for the Rocky Mountain plant under which GEORGIA agreed to retain its present investment in the project and OPC agreed to finance, complete and operate the facility. The plant went into commercial operation in 1995. GEORGIA's net investment in the plant is approximately $190 million, and GEORGIA's ownership is 25.4 percent. Reference is made to Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for additional information regarding the Rocky Mountain plant.

    In 1994, GEORGIA and FPC entered into a joint ownership agreement regarding the Intercession City combustion turbine unit. The unit is scheduled to be in commercial operation by the end of 1996, and will be constructed, operated, and maintained by FPC. GEORGIA will have a one-third interest in the 150-megawatt unit, with use of 100% of the capacity from June through September. FPC will have the capacity the remainder of the year. GEORGIA's investment in the unit at completion is estimated to be $14 million. Also, GEORGIA entered into a separate four-year purchase power contract with FPC. Beginning in 1996, GEORGIA will purchase 400 megawatts of capacity. In 1998, this amount will decline to 200 megawatts for the remaining two years.

Sale of Property

Reference is made to Note 6 to SOUTHERN's and GEORGIA's financial  statements in
Item 8 herein for information regarding the sale completed in 1995 of GEORGIA's remaining ownership interest in Plant Scherer Unit 4.

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

Property Additions and Retirements

During the period from January 1, 1991 to December 31, 1995, the operating affiliates, SEGCO, SCS, Southern Nuclear, Communications and SEI recorded gross property additions and retirements as follows:

==================================================
                     Gross Property
                       Additions      Retirements
                    ---------------  -------------
                             (in millions)
ALABAMA (1)               $2,290      $   357
GEORGIA (2)                2,850        1,864
GULF                         350          125
MISSISSIPPI                  433           82
SAVANNAH                     179           16
SEGCO                         60           14
SCS                          111          122
Southern Nuclear              17            4
Communications               162            -
SEI                          154            6
--------------------------------------------------
SOUTHERN system           $6,606       $2,590
==================================================

Notes:
(1) Includes approximately $62 million attributable to sale of 8.2% interest in Plant Miller Units 1 and 2 to AEC in 1992.
(2) Includes approximately $691 million attributable to 1991 through 1995 sales of Plant Scherer Unit 4 to FP&L and JEA.

Item 3.  LEGAL PROCEEDINGS

(1)    Stepak v. certain SOUTHERN officials
       (U.S. District Court for the Southern District of Georgia)

       Reference is made to Note 3 to SOUTHERN's financial statements in Item 8 herein under the caption "Stockholder Suit."

(2)    SOUTHERN and Subsidiaries v. Commissioner of the IRS
       (U.S. Tax Court)

       In June 1994, a tax deficiency notice was received from the IRS for the years 1984 through 1987 with regard to the tax accounting by GEORGIA for the sale in 1984 of an interest in Plant Vogtle and related capacity and energy buyback commitments. The potential tax deficiency and interest arising from this issue currently amount to approximately $25 million and $31 million, respectively. The tax deficiency relates to a timing issue as to when taxes are paid; therefore, only the interest portion could affect future income. Management believes that the IRS position is incorrect, and GEORGIA has filed a petition with the U.S. Tax Court challenging the IRS's position. In order to minimize additional interest charges should the IRS's position prevail, GEORGIA made a payment to the IRS related to the potential tax deficiency in September 1994.

(3)    ALABAMA, GEORGIA and MISSISSIPPI v. TVA, et al.
       (U.S. District Court for the Northern District of Alabama)

       On January 12, 1996, ALABAMA, GEORGIA and MISSISSIPPI filed an action seeking to enjoin the TVA from violating a 1959 act which prohibits the TVA from selling power outside the area that was being served by it in 1957. LG&E Power Marketing, Inc. (LPM), also a defendant, has entered into an agreement with TVA for the sale of power purchased by LPM from TVA to organizations outside the TVA's statutorily defined service territory, which the plaintiffs contend is in violation of the 1959 act.

(4) GEORGIA has been designated as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a site in Brunswick, Georgia.

       Reference is made to Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein under the captions "Georgia Power Potentially Responsible Party Status" and "Certain Environmental Contingencies," respectively.

    See Item 1 - BUSINESS - "Construction  Programs," "Fuel Supply," "Regulation
- Federal Power Act" and "Rate Matters" as well as Note 3 to each registrant's financial statements in Item 8 herein for a description of certain other administrative and legal proceedings discussed therein.

    Additionally, each of the operating affiliates, SEI, SCS, Southern Nuclear, Southern Development and Communications are, in the normal course of business, engaged in litigation or administrative proceedings that include, but are not limited to, acquisition of property, injuries and damages claims, and complaints by present and former employees.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF SOUTHERN

(Identification of executive officers of SOUTHERN is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 1995.


A. W. Dahlberg
Chairman,  President  and  Chief  Executive  Officer
Age 55
Elected in 1985; President and Chief Executive Officer of GEORGIA from 1988 through 1993. He was elected Executive Vice President of SOUTHERN in 1991. He was elected President of SOUTHERN effective January 1994. He was elected Chairman and Chief Executive Officer effective March 1995.

Paul J. DeNicola
Executive Vice President and Director
Age 47
Elected in 1989; Executive Vice President of SOUTHERN since 1991. Elected President and Chief Executive Officer of SCS effective January 1994. He previously served as Executive Vice President of SCS from 1991 to 1993 and President and Chief Executive Officer of MISSISSIPPI from 1989 to 1991.

H. Allen Franklin
Executive Vice President and Director
Age 51
Elected in 1988; President and Chief Executive Officer of SCS from 1988 through 1993 and, beginning 1991, Executive Vice President of SOUTHERN. He was elected President and Chief Executive Officer of GEORGIA effective January 1994.

Elmer B. Harris
Executive Vice President and Director
Age 56
Elected in 1989; President and Chief Executive Officer of ALABAMA since 1989 and, beginning 1991, Executive Vice President of SOUTHERN.

David M. Ratcliffe
Senior Vice President
Age 47
Elected in 1995; President and Chief Executive Officer of MISSISSIPPI from 1991 to 1995. He also serves as Executive Vice President of SCS beginning in 1995 and previously held that position from 1989 to 1991.

W. L. Westbrook
Financial Vice President, Chief Financial Officer and Treasurer
Age 56
Elected in 1986; responsible primarily for all aspects of financing for SOUTHERN. He has served as Executive Vice President of SCS since 1986.

Thomas G. Boren
Vice President
Age 46
Elected in 1995; President and Chief Executive Officer of SEI since 1992. He previously served as Senior Vice President of GEORGIA from 1989 to 1992.

Bill M. Guthrie
Vice President
Age 62
Elected in 1991; serves as Chief Production Officer for the SOUTHERN system. Senior Executive Vice President of SCS effective January 1994 and Executive Vice President of ALABAMA since 1988. He also serves as Executive Vice President of GEORGIA and Vice President of GULF, MISSISSIPPI and SAVANNAH.

W. G. Hairston, III
Age 51
President and Chief Executive Officer of Southern Nuclear since 1993. He has also served as Executive Vice President of GEORGIA since 1989.

Each of the above is currently an officer of SOUTHERN, except Mr. Hairston, serving a term running from the last annual meeting of the directors (July 17, 1995) for one year until the next annual meeting or until his successor is elected and qualified.

                                     PART II

Item 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) The common stock of SOUTHERN is listed and traded on the New York Stock Exchange. The stock is also traded on regional exchanges across the United States. High and low stock prices, per the New York Stock Exchange Composite Tape and as adjusted to reflect a two-for-one stock split in the form of a stock distribution for each share held as of February 7, 1994, during each quarter for the past two years were as follows:

             ------------------------------------------
                                  High            Low
                               -----------     --------
             1995
             First Quarter       $21-1/2       $19-3/8
             Second Quarter       22-7/8        20-1/8
             Third Quarter        24            21-1/8
             Fourth Quarter       25            22-3/4

             1994
             First Quarter       $22           $18-1/2
             Second Quarter       20-1/2        17-3/4
             Third Quarter        20            17
             Fourth Quarter       21            18-1/4
             -------------------------------------------

           There is no market for the other registrants' common stock, all of which is owned by SOUTHERN. On February 29, 1996, the closing price of SOUTHERN's common stock was $23-7/8.

      (b)  Number of SOUTHERN's common stockholders at December 31, 1995:
                                      225,739

           Each of the other registrants have one common stockholder, SOUTHERN.

      (c) Dividends on each registrant's common stock are payable at the discretion of their respective board of directors. The dividends on common stock paid and/or declared by SOUTHERN and the operating affiliates to their stockholder(s) for the past two years were as follows: (in thousands)

             ----------------------------------------------------
             Registrant        Quarter       1995          1994
             ----------------------------------------------------

             SOUTHERN          First       $201,866     $191,262
                               Second       203,060      191,262
                               Third        203,061      191,475
                               Fourth       203,178      192,758

             ALABAMA           First         71,900       66,500
                               Second        69,500       67,000
                               Third         69,300       66,900
                               Fourth        74,300       67,600

             GEORGIA           First        113,900      106,600
                               Second       110,200      107,200
                               Third        109,700      107,200
                               Fourth       117,700      108,300

             GULF              First         11,700       10,900
                               Second        11,300       11,000
                               Third         11,300       11,000
                               Fourth        12,100       11,100

             MISSISSIPPI       First          9,900        8,500
                               Second         9,600        8,500
                               Third          9,600        8,500
                               Fourth        10,300        8,600

             SAVANNAH          First          4,400        4,100
                               Second         4,300        4,100
                               Third          4,300        4,100
                               Fourth         4,600        4,000
             ----------------------------------------------------

    In January 1994, SOUTHERN's board of directors authorized a two-for-one common stock split in the form of a stock distribution for each share held as of February 7, 1994. For all reported common stock data, the number of common shares outstanding and per share amounts for earnings, dividends, and market price have been adjusted to reflect the stock distribution.

    The dividend paid per share by SOUTHERN was 29.5(cent) for each quarter of 1994 and 30.5(cent) for each quarter of 1995. The dividend paid on SOUTHERN's common stock for the first quarter of 1996 was raised to 31.5(cent) per share.

    The amount of dividends on their common stock that may be paid by the subsidiary registrants is restricted in accordance with their respective first mortgage bond indenture and charter. The amounts of earnings retained in the business and the amounts restricted against the payment of cash dividends on common stock at December 31, 1995, were as follows:

---------------------------------------------
                       Retained   Restricted
                       Earnings     Amount
                   --------------------------
                          (in millions)
ALABAMA                $1,161       $  807
GEORGIA                 1,570          897
GULF                      180          101
MISSISSIPPI               157          118
SAVANNAH                  105           62
Consolidated            3,483        1,990
---------------------------------------------

Item 6.    SELECTED FINANCIAL DATA

     SOUTHERN. Reference is made to information under the heading "Selected Consolidated Financial and Operating Data," contained herein at pages II-39 through II-50.

     ALABAMA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-79 through II-92.

     GEORGIA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-126 through II-140.

     GULF. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-170 through II-183.

     MISSISSIPPI. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-210 through II-223.

     SAVANNAH. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-246 through II-258.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     SOUTHERN. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-8 through II-15.

     ALABAMA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-54 through II-60.

     GEORGIA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-96 through II-103.

     GULF. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-144 through II-151.

     MISSISSIPPI.   Reference   is  made  to   information   under  the  heading
"Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-187 through II-193.

     SAVANNAH. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-227 through II-232.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO 1995 FINANCIAL STATEMENTS

                                                                                                                             Page
The Southern Company and Subsidiary Companies:
  Report of Independent Public Accountants................................................................................   II-7
  Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993..................................   II-16
  Consolidated Statements of Retained Earnings for the Years Ended
    December 31, 1995, 1994 and 1993......................................................................................   II-16
  Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993..............................   II-17
  Consolidated Balance Sheets at December 31, 1995 and 1994...............................................................   II-18
  Consolidated Statements of Capitalization at December 31, 1995 and 1994.................................................   II-20
  Consolidated Statements of Paid-In Capital for the Years Ended December 31, 1995, 1994 and 1993.........................   II-21
  Notes to Financial Statements...........................................................................................   II-22

ALABAMA:
  Report of Independent Public Accountants  ..............................................................................   II-53
  Statements of Income for the Years Ended December 31, 1995, 1994 and 1993...............................................   II-61
  Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993...........................................   II-62
  Balance Sheets at December 31, 1995 and 1994............................................................................   II-63
  Statements of Capitalization at December 31, 1995 and 1994..............................................................   II-65
  Statements of Retained Earnings for the Years Ended December 31, 1995, 1994 and 1993....................................   II-66
  Notes to Financial Statements...........................................................................................   II-67

GEORGIA:
  Report of Independent Public Accountants................................................................................   II-95
  Statements of Income for the Years Ended December 31, 1995, 1994 and 1993...............................................   II-104
  Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993...........................................   II-105
  Balance Sheets at December 31, 1995 and 1994............................................................................   II-106
  Statements of Capitalization at December 31, 1995 and 1994..............................................................   II-108
  Statements of Retained Earnings for the Years Ended December 31, 1995, 1994 and 1993....................................   II-109
  Statements of Paid-In Capital for the Years Ended December 31, 1995, 1994 and 1993......................................   II-109
  Notes to Financial Statements...........................................................................................   II-110

GULF:
  Report of Independent Public Accountants................................................................................   II-143
  Statements of Income for the Years Ended December 31, 1995, 1994 and 1993...............................................   II-152
  Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993...........................................   II-153
  Balance Sheets at December 31, 1995 and 1994............................................................................   II-154
  Statements of Capitalization at December 31, 1995 and 1994..............................................................   II-156
  Statements of Retained Earnings for the Years Ended December 31, 1995, 1994 and 1993....................................   II-158
  Statements of Paid-In Capital for the Years Ended December 31, 1995, 1994 and 1993......................................   II-158
  Notes to Financial Statements...........................................................................................   II-159

                                                                                                                             Page
MISSISSIPPI:
  Report of Independent Public Accountants................................................................................   II-186
  Statements of Income for the Years Ended December 31, 1995, 1994 and 1993...............................................   II-194
  Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993...........................................   II-195
  Balance Sheets at December 31, 1995 and 1994............................................................................   II-196
  Statements of Capitalization at December 31, 1995 and 1994..............................................................   II-198
  Statements of Retained Earnings for the Years Ended December 31, 1995, 1994 and 1993....................................   II-199
  Statements of Paid-In Capital for the Years Ended December 31, 1995, 1994 and 1993......................................   II-199
  Notes to Financial Statements...........................................................................................   II-200

SAVANNAH:
  Report of Independent Public Accountants................................................................................   II-226
  Statements of Income for the Years Ended December 31, 1995, 1994 and 1993...............................................   II-233
  Statements of Retained Earnings for the Years Ended December 31, 1995, 1994 and 1993....................................   II-233
  Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993...........................................   II-234
  Balance Sheets at December 31, 1995 and 1994............................................................................   II-235
  Statements of Capitalization at December 31, 1995 and 1994..............................................................   II-237
  Notes to Financial Statements...........................................................................................   II-238

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
The Southern Company and Subsidiary Companies 1995 Annual Report


The management of The Southern Company has prepared -- and is responsible for -- the consolidated financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

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

    The audit committee of the board of directors, composed of five directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

    Management believes that its policies and procedures provide reasonable assurance that the company's operations are conducted according to a high standard of business ethics.

    In management's opinion, the consolidated financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of The Southern Company and its subsidiary companies in conformity with generally accepted accounting principles.

/s/ A. W. Dahlberg
    A. W. Dahlberg
    Chairman, President, and Chief Executive Officer

/s/ W. L. Westbrook
    W. L. Westbrook
    Financial Vice President, Chief Financial Officer, and Treasurer


    February 21, 1996

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and to the Stockholders of The Southern Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of The Southern Company (a Delaware corporation) and subsidiary companies as of December 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages II-16 through II-38) referred to above present fairly, in all material respects, the financial position of The Southern Company and subsidiary companies as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the periods stated, in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP

    Atlanta, Georgia
    February 21, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The Southern Company and Subsidiary Companies 1995 Annual Report


RESULTS OF OPERATIONS

Earnings and Dividends

This year's financial performance continues to support The Southern Company's goal to become America's Best Diversified Utility. The core business of selling electricity in the Southeast remained strong, while the non-core business expanded both internationally and domestically. The financial results for 1995 demonstrate a very successful year with several records being set. Net income of $1.1 billion and earnings per share of $1.66 for 1995 both established record highs. Southern Company common stock reached an all-time high closing price of 24 5/8, surpassing the previous record of 23 3/8 set in 1993. Continued cost controls and the strong demand for electricity were the dominant forces that favorably affected earnings in 1995.

    Costs related to the work force reduction programs implemented in 1995 and 1994 decreased earnings by 2 cents and 9 cents per share, respectively. These costs are expected to be recovered through future savings in approximately two years following each program's implementation. Additional non-operating or non-recurring items affected earnings in 1995 and 1994. After excluding these items in both years, 1995 earnings from operations were $1.1 billion -- or $1.71 per share -- an increase of $108 million compared with 1994. The non-operating items that affected earnings were as follows:

                              Consolidated            Earnings
                              Net Income              Per Share
                             ---------------        ----------------
                              1995     1994           1995     1994
                             ---------------        ----------------
                              (in millions)
Earnings as reported        $1,103    $ 989          $1.66    $1.52
---------------------------------------------------------------------
Work force reduction
    programs                    17       61            .02      .09
Sale of facilities             (12)     (28)          (.02)    (.04)
Demand-side costs               17        -            .03        -
Environmental
    cleanup                      5        5            .01      .01
Miscellaneous                    5        -            .01        -
---------------------------------------------------------------------
Total non-operating             32        38           .05      .06
---------------------------------------------------------------------
Earnings from
    operations              $1,135    $1,027         $1.71    $1.58
=====================================================================
Amount and
    percent change            $108      10.6%        $0.13      8.2%
---------------------------------------------------------------------

    In 1995, non-operating items -- both positive and negative -- had an impact on earnings, which resulted in a net reduction of $32 million. These items were:
(1) Costs associated with work force reduction programs implemented primarily in 1995 decreased earnings. (2) The last in a series of four separate transactions to sell Plant Scherer Unit 4 to two Florida utilities increased earnings. (3) Georgia Power's demand-side conservation costs that were not recovered from customers decreased earnings. (4) Environmental-cleanup costs decreased earnings.

   In 1994, earnings were $989 million or $1.52 per share -- down 5 cents from the per share amount reported in 1993. Earnings in 1994 were significantly affected by costs related to work force reduction programs and milder than normal temperatures.

   Dividends paid on common stock during 1995 were $1.22 per share or 30 1/2 cents per quarter. During 1994 and 1993, dividends paid per share were $1.18 and $1.14, respectively. In January 1996, The Southern Company board of directors raised the quarterly dividend to 31 1/2 cents per share or an annual rate of $1.26 per share.

Acquisitions

Southern Electric International (Southern Electric) owns and manages international and domestic non-core businesses for The Southern Company. Southern Electric acquired several businesses in late 1994 and in 1995. These businesses have been included in the consolidated statements of income since the date of acquisition and not reflected in prior periods. These acquisitions account for a significant portion of the amount of change in revenues and certain expenses from year to year. Therefore to facilitate discussing the results of operations, Southern Electric's 1995 variances are shown separately. These variances are predominantly acquisition related and require no further explanation.

The Southern Company and Subsidiary Companies 1995 Annual Report


Revenues

Operating revenues increased in 1995 and decreased in 1994 as a result of the following factors:

                                         Increase (Decrease)
                                          From Prior Year
                                   ------------------------------
                                     1995        1994       1993
                                   ------------------------------
    Retail --                             (in millions)
       Change in base rates          $  -       $   3      $   3
       Sales growth                   177         153        104
       Weather                        143        (177)       198
       Fuel cost recovery and
          other                       134        (107)       199
    -------------------------------------------------------------
    Total retail                      454        (128)       504
    -------------------------------------------------------------
    Sales for resale --
       Within service area             39         (87)        38
       Outside service area           (90)       (108)      (184)
    -------------------------------------------------------------
    Total sales for resale            (51)       (195)      (146)
    Southern Electric                 458         131         54
    Other operating revenues           22           -          4
    -------------------------------------------------------------
    Total operating revenues         $883       $(192)     $ 416
    =============================================================
    Percent change                   10.6%       (2.3)%      5.2%
    -------------------------------------------------------------

    Retail revenues of $7.6 billion in 1995 increased 6.4 percent from last year, compared with a decrease of 1.8 percent in 1994. Under fuel cost recovery provisions, fuel revenues generally equal fuel expense -- including the fuel component of purchased energy -- and do not affect net income.

    Sales for resale revenues within the service area were $399 million in 1995, up 11 percent from the prior year. This increase resulted primarily from the prolonged hot summer weather, which increased the demand for electricity. Revenues from sales for resale within the service area were $360 million in 1994, down 19 percent from the prior year. The decrease resulted from certain municipalities and cooperatives in the service area retaining more of their own generation at facilities jointly owned with Georgia Power.

    Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost.

                        1995          1994          1993
                        ---------------------------------
                                  (in millions)
   Capacity             $237          $276          $350
   Energy                151           176           230
   ------------------------------------------------------
   Total                $388          $452          $580
   ======================================================

    Capacity revenues decreased in 1995 and 1994 because the amount of capacity under contract declined, as scheduled, by some 100 megawatts and 400 megawatts, respectively. Additional declines in capacity are not scheduled until after 1999.

    Changes in revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour sales for 1995 and the percent change by year were as follows:

                                               Percent Change
                                       ----------------------------
  (billions of               Amount
    kilowatt-hours)            1995       1995     1994      1993
                        -------------  ----------------------------
Residential                    39.1        9.2%    (2.6)%     9.5%
Commercial                     35.9        5.5      3.8       5.9
Industrial                     51.7        2.7      3.2       1.9
Other                           0.9        2.1      3.8       4.6
                          -----------
Total retail                  127.6        5.4      1.6       5.3
Sales for resale --
  Within service area           9.5       16.2    (38.5)      9.5
  Outside service area          9.1      (15.1)   (13.5)    (25.2)
                          -----------
Total                         146.2        4.4     (3.4)      2.1
===================================================================

    The rate of increase in 1995 retail energy sales was fostered by the impact of weather. Residential energy sales surged upward as a result of hotter-than-normal summer weather in 1995, compared with the extremely mild summer of 1994. Commercial and industrial sales continue to show moderate gains in excess of the national average. This reflects the strength of business and economic conditions in The Southern Company's service area. Energy sales to retail customers are projected to increase at an average annual rate of 1.9 percent during the period 1996 through 2006.

    Energy sales for resale outside the service area are predominantly unit power sales under long-term contracts to Florida utilities. Economy sales and amounts sold under short-term contracts are also sold for resale outside the service area. Sales to customers outside the service area continued to decrease in 1995 and 1994, primarily as a result of the scheduled decline in megawatts of capacity under contract.

The Southern Company and Subsidiary Companies 1995 Annual Report


Expenses

Total operating expenses of $7.3 billion for 1995 increased $712 million compared with the prior year. Core business expenses increased $322 million, and Southern Electric comprised the remainder. The costs to produce and deliver electricity for the core business in 1995 increased by $120 million to meet higher energy demands. Depreciation expenses and property taxes increased by $78 million as a result of additional utility plant being placed into service. The amortization of deferred expenses related to Plant Vogtle increased by $49 million in 1995 when compared with the prior year. For additional information concerning Plant Vogtle, see Note 1 to the financial statements under "Plant Vogtle Phase-In Plans."

    In 1994, operating expenses of $6.6 billion declined 2.1 percent compared with 1993. The decrease was attributable to less energy being sold. Total production costs were down $297 million. However, costs related to the 1994 work force reduction programs increased operating expenses by $100 million. Also, a $39 million increase in the amortization of deferred Plant Vogtle expenses compared with the amount in 1993 contributed to offset the decrease in operating expenses.

    Fuel costs constitute the single largest expense for The Southern Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated -- within the core business service area -- were as follows:

                                      1995     1994      1993
                                   ---------------------------
Total generation
   (billions of kilowatt-hours)        147      142       144
Sources of generation
   (percent) --
     Coal                               77       75        78
     Nuclear                            17       19        17
     Hydro                               4        5         4
     Oil and gas                         2        1         1
Average cost of fuel per net
   kilowatt-hour generated
      (cents) --
       Coal                           1.73     1.80      1.90
       Nuclear                        0.56     0.56      0.54
       Oil and gas                    3.37     3.99      4.34
Total                                 1.53     1.56      1.67
--------------------------------------------------------------

   Fuel and purchased power costs of $2.6 billion in 1995 increased $282 million compared with 1994. Core business increased $73 million and Southern Electric increased $209 million. The operating companies' customer demand for electricity rose by 4.7 billion kilowatt-hours more than in 1994. The additional cost to meet the demand was offset slightly by a lower average cost of fuel per net kilowatt-hour generated. Fuel and purchased power expenses of $2.3 billion in 1994 decreased 10 percent compared with the prior year because of lower energy demands and a lower average cost of fuel per net kilowatt-hour generated.

   For 1995, income taxes increased $84 million compared with the prior year. Core business income taxes increased $65 million, and Southern Electric accounted for the remainder. The increase was attributable to additional taxable income from operations. For 1994, income taxes rose $8 million or 1.3 percent above the amount reported for 1993. The increase resulted primarily from the sale of interests in generating plant facilities.

    Total gross interest charges and preferred stock dividends increased $39 million from amounts reported in the previous year. These costs for core business continued to decline by $12 million, but Southern Electric interest charges increased by $51 million. The decline is attributable to lower interest rates and continued refinancing activities in 1995. In 1994, these costs were $765 million -- down $66 million or 8.0 percent. As a result of favorable market conditions, $1.1 billion in 1995, $1.0 billion in 1994, and $3.0 billion in 1993 of senior securities were issued for the primary purpose of retiring higher-cost securities.

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

The Southern Company and Subsidiary Companies 1995 Annual Report


Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated more competitive environment, with non-core business becoming more significant.

   Work force reduction programs were implemented in 1995 and 1994 that reduced earnings by $17 million and $61 million, respectively. These actions will assist in efforts to control growth in future operating expenses.

   Future earnings in the near term will depend upon growth in energy sales, which are subject to a number of factors. Traditionally, these factors have included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the company's service area. However, the Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Southern Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The Southern Company is aggressively working to maintain and expand its share of wholesale sales in the Southeastern power markets.

   Although the Energy Act does not require transmission access to retail customers, retail wheeling initiatives are rapidly evolving and becoming very prominent issues in several states. New federal legislation is being discussed, and legislation allowing customer choice has already been introduced in Florida and Georgia. In order to address these initiatives, numerous questions must be resolved, with the most complex ones relating to transmission pricing and recovery of stranded investments. As the initiatives become a reality, the structure of the utility industry could radically change. Therefore, unless The Southern Company remains a low-cost producer and provides quality service, the company's retail energy sales growth could be limited, and this could significantly erode earnings. Conversely, being the low-cost producer could provide significant opportunities to increase market share and profitability by seeking new markets that evolve with the changing regulation.

    The Energy Act amended the Public Utility Holding Company Act of 1935 (PUHCA). The amendment allows holding companies to form exempt wholesale generators and foreign utility companies to sell power largely free of regulation under PUHCA. These entities are able to sell power to affiliates -- under certain restrictions -- and to own and operate power generating facilities in other domestic and international markets. To take advantage of these opportunities, Southern Electric -- founded in 1981 -- is focusing on international and domestic cogeneration, the independent power market, and the privatization of generating and distribution facilities in the international market. In late 1995, South Western Electricity (SWEB) was acquired for approximately $1.8 billion. For additional information on this acquisition, see
Note 14 to the financial statements. This British electric distribution utility and other investments made by Southern Electric should increase the opportunities for future earnings growth. At December 31, 1995, Southern Electric's total assets amounted to $5.0 billion.

    Demand-side options -- programs that enable customers to lower or alter their peak energy requirements -- have been implemented by some of the system operating companies and are a significant part of integrated resource planning. See Note 3 to the financial statements under "Georgia Power Demand-Side Conservation Programs" for information concerning the recovery of certain costs. Customers can receive cash incentives for participating in these programs as well as reduce their energy requirements. Besides promoting energy efficiency, another benefit of these programs could be the ability to defer the need to construct costly baseload generating facilities further into the future.

    Rates to retail customers served by the system operating companies are regulated by the respective state public service commissions in Alabama, Florida, Georgia, and Mississippi. Rates for Alabama Power and Mississippi Power are adjusted periodically within certain limitations based on earned retail rate of return compared with an allowed return. See Note 3 to the financial statements for information about other retail and wholesale regulatory matters.

The Southern Company and Subsidiary Companies 1995 Annual Report


   The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry -- including The Southern Company's -- regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the Financial Accounting Standards Board (FASB) has decided to review the accounting for liabilities related to closure and removal of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of closing and removing The Southern Company's nuclear and other facilities may be required to be recorded as liabilities in the Consolidated Balance Sheets. Also, the annual provisions for such costs could increase. Because of the company's current ability to recover closure and removal costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

   The Southern Company is involved in various matters being litigated. See Note 3 to the financial statements for information regarding material issues that could possibly affect future earnings.

   Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

   The operating companies are subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

New Accounting Standards

The FASB has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Southern Company adopted the new rules January 1, 1996, with no material effect on the financial statements. However, this conclusion may change in the future as competitive factors influence wholesale and retail pricing in the utility industry.

   The FASB has issued Statement No. 123, Accounting for Stock-Based Compensation. This statement establishes a fair value based method of accounting for employee stock options. This method provides for a compensation cost to be charged to results of operations at the grant date. However, the statement allows companies to continue following the accounting prescribed by Accounting Principles Bulletin Opinion No. 25. Opinion No. 25 generally requires compensation cost to be recognized only for the excess of the quoted market price at the grant date over the price that an employee must pay to acquire the stock. The Southern Company has elected to continue with Opinion No. 25.


FINANCIAL CONDITION

Overview

The Southern Company's financial condition continues to remain strong. Both earnings per share and market price per share set new record levels in 1995. Earnings from operations continued to increase in 1995 and exceeded $1.1 billion. Based on this performance, in January 1996, The Southern Company board of directors increased the common stock dividend for the fifth consecutive year.

    In 1995, Southern Electric acquired SWEB for approximately $1.8 billion. For more information on the purchase of this British electric distribution utility, see Note 14 to the financial statements.

    Another major change in The Southern Company's financial condition was gross property additions of $1.4 billion to utility plant. The majority of funds needed for gross property additions since 1992 have been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. The Consolidated Statements of Cash Flows provide additional details.

   The Southern Company has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. Derivatives have been used by the company on a very limited basis. At December 31, 1995, the credit risk for derivatives outstanding was not material. See Note 1 to the financial statements under "Financial Instruments" for additional information.

The Southern Company and Subsidiary Companies 1995 Annual Report


Capital Structure

The Southern Company achieved a ratio of common equity to total capitalization -- including short-term debt -- of 42.4 percent in 1995, compared with 44.4 percent in 1994, and 43.8 percent in 1993. The company's goal is to maintain the common equity ratio generally within a range of 40 percent to 45 percent.

    During 1995, the subsidiary companies sold $375 million of first mortgage bonds and, through public authorities, $732 million of pollution control revenue bonds. The companies continued to reduce financing costs by retiring higher-cost bonds. Retirements, including maturities, of bonds totaled $1.3 billion during 1995, $973 million during 1994, and $2.5 billion during 1993. Retirements of preferred stock totaled $1 million a year during 1995 and 1994 and $516 million during 1993. As a result, the composite interest rate on long-term debt decreased from 8.2 percent at December 31, 1992, to 7.1 percent at December 31, 1995. During this same period, the composite dividend rate on preferred stock declined from 7.3 percent to 6.5 percent.

    In 1995, The Southern Company raised $174 million from the issuance of new common stock under the company's various stock plans. An additional $103 million of new common stock was issued through a public offering in early 1995. At the close of 1995, the company's common stock had a market value of 24 5/8 per share, compared with a book value of $13.10 per share. The market-to-book value ratio was 188 percent at the end of 1995, compared with 160 percent at year-end 1994 and 184 percent at year-end 1993.

Capital Requirements for Construction

The construction program of The Southern Company is budgeted at $1.5 billion for 1996, $1.4 billion for 1997, and $1.3 billion for 1998. The total is $4.2 billion for the three years. Actual construction costs may vary from this estimate because of changes in such factors as: business conditions; environmental regulations; nuclear plant regulations; load projections;
the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures for the operating companies will be fully recovered.

    The operating companies do not have any baseload generating plants under construction, and current energy demand forecasts do not require any additional baseload facilities until well into the future. However, within the service area, the construction of combustion turbine peaking units of approximately 600 megawatts of capacity is planned to be completed by 1998 to meet increased peak-hour demands. In addition, significant construction of transmission and distribution facilities and upgrading of generating plants will be continuing.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $996 million will be required by the end of 1998 for present sinking fund requirements and maturities of long-term debt. Also, the subsidiaries will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- has significantly impacted The Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units of The Southern Company. As a result of the company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

    In 1995, the Environmental Protection Agency (EPA) began issuing annual sulfur dioxide emission allowances through the allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for issuing allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

    The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The Southern Company's sulfur dioxide compliance strategy is designed to use allowances as a compliance option.

The Southern Company and Subsidiary Companies 1995 Annual Report


    The Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. This compliance strategy resulted in unused emission allowances being banked for later use. Compliance with nitrogen oxide emission limits was achieved by the installation of new control equipment at 22 of the original 28 affected generating units. Construction expenditures for Phase I compliance totaled approximately $320 million through 1995.

    For Phase II sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances, depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as required to meet Phase II limits. Therefore, during the period 1996 to 2000, current compliance strategy could require total estimated construction expenditures of approximately $150 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

    An average increase of up to 1 percent in revenue requirements from customers could be necessary to fully recover the cost of compliance for both Phase I and Phase II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

    A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    Metropolitan Atlanta is classified as a non-attainment area with regard to the ozone ambient air quality standards. Title I of the Clean Air Act requires the state of Georgia to conduct specific studies and establish new control rules -- affecting sources of nitrogen oxides and volatile organic compounds -- to achieve attainment by 1999. As the required first step, the state issued rules for the application of reasonably available control technology to reduce nitrogen oxide emissions by May 31, 1995. The results of these new rules required nitrogen oxide controls, above Title IV requirements, on some Georgia Power plants. The EPA along with 37 states is conducting studies to evaluate the benefits of regional controls in meeting the ozone standards. Final attainment rules, based on modeling studies, could require installation of additional controls for nitrogen oxide emissions to meet the 1999 deadline in Atlanta or as part of any regional controls if enacted. A decision on new requirements is expected in 1997. Compliance with any new rules could result in significant additional costs. The actual impact of new rules will depend on the development and implementation of such rules.

    Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The EPA is scheduled to submit a report to Congress on the results of this study during 1996. The report will include a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

    The EPA is evaluating the need to revise the ambient air quality standards for particulate matter and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

    In 1996, the EPA may issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

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

    The Southern Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the subsidiaries could incur substantial costs to clean up properties. The subsidiaries conduct studies to determine the extent of

The Southern Company and Subsidiary Companies 1995 Annual Report


any required cleanup costs and have recognized in their respective financial statements costs to clean up known sites. These costs for The Southern Company amounted to $8 million, $8 million, and $41 million in 1995, 1994, and 1993, respectively. Additional sites may require environmental remediation for which the subsidiaries may be liable for a portion or all required cleanup costs. See
Note 3 to the financial statements for information regarding Georgia Power's potentially responsible party status at a site in Bruswick, Georgia.

    Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of The Southern Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

    Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect The Southern Company. The impact of new legislation -- if any --will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Sources of Capital

The Southern Company may require additional equity capital in 1996. The amount and timing of additional equity capital to be raised in 1996 -- as well as in subsequent years -- will be contingent on The Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans. Any portion of the common stock required during 1996 for the company's stock plans that is not provided from the issuance of new stock will be acquired on the open market in accordance with the terms of such plans.

    The operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which was primarily from internal sources. However, the type and timing of any financings -- if needed -- will depend on market conditions and regulatory approval.

    To meet short-term cash needs and contingencies, The Southern Company had approximately $772 million of cash and cash equivalents and $2.8 billion of unused credit arrangements with banks at the beginning of 1996.

    To issue additional first mortgage bonds and preferred stock, the operating companies must comply with certain earnings coverage requirements designated in their mortgage indentures and corporate charters. The ability to issue securities in the future will depend on coverages at that time. Currently, each of the operating companies expects to have adequate coverage ratios for anticipated requirements through at least 1998.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 1995, 1994, and 1993
The Southern Company and Subsidiary Companies 1995 Annual Report
====================================================================================================================
                                                                              1995            1994             1993
--------------------------------------------------------------------------------------------------------------------
                                                                                          (in millions)
Operating Revenues                                                          $9,180          $8,297           $8,489
--------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
     Fuel                                                                    2,126           2,058            2,265
     Purchased power                                                           491             277              336
     Other                                                                   1,626           1,505            1,445
Maintenance                                                                    683             660              653
Depreciation and amortization                                                  904             821              793
Amortization of deferred Plant Vogtle costs, net (Note 1)                      124              75               36
Taxes other than income taxes                                                  535             475              462
Federal and state income taxes                                                 805             711              734
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                     7,294           6,582            6,724
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                             1,886           1,715            1,765
Other Income:
Allowance for equity funds used during construction                              5              11                9
Interest income                                                                 38              32               30
Other, net                                                                     (65)            (28)             (34)
Income taxes applicable to other income                                         36              26               57
--------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                               1,900           1,756            1,827
--------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
Interest on long-term debt                                                     557             568              595
Allowance for debt funds used during construction                              (20)            (18)             (13)
Interest on notes payable                                                       63              33               30
Amortization of debt discount, premium, and expense, net                        44              30               26
Other interest charges                                                          52              47               87
Minority interest in subsidiaries                                               13              20                7
Preferred dividends of subsidiary companies                                     88              87               93
--------------------------------------------------------------------------------------------------------------------
Net interest charges and other, net                                            797             767              825
--------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                     $1,103          $  989           $1,002
====================================================================================================================
Common Stock Data:
     Average number of shares of common stock outstanding (in millions)        665             650              637
     Earnings per share of common stock                                      $1.66           $1.52            $1.57
     Cash dividends paid per share of common stock                           $1.22           $1.18            $1.14
--------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1995, 1994, and 1993


                                                                               1995            1994            1993
--------------------------------------------------------------------------------------------------------------------
                                                                                         (in millions)
Balance at Beginning of Year                                                 $3,191          $2,968          $2,721
Consolidated net income                                                       1,103             989           1,002
--------------------------------------------------------------------------------------------------------------------
                                                                              4,294           3,957           3,723
Cash dividends on common stock                                                  811             766             726
Capital and preferred stock transactions, net                                     -               -              29
--------------------------------------------------------------------------------------------------------------------
Balance at End of Year  (Note 9)                                             $3,483          $3,191          $2,968
====================================================================================================================
The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1995, 1994, and 1993
The Southern Company and Subsidiary Companies 1995 Annual Report
==========================================================================================================================
                                                                                  1995              1994              1993
--------------------------------------------------------------------------------------------------------------------------
                                                                                                (in  millions)
Operating Activities:
Consolidated net income                                                        $ 1,103            $  989           $ 1,002
Adjustments to reconcile consolidated net income
     to net cash provided by operating activities --
         Depreciation and amortization                                           1,134             1,050            1,011
         Deferred income taxes and investment tax credits                          117                (4)             189
         Allowance for equity funds used during construction                        (5)              (11)              (9)
         Amortization of deferred Plant Vogtle costs (Note 1)                      124                75               36
         Gain on asset sales                                                       (33)              (52)             (36)
         Other, net                                                                (52)               45               (9)
         Changes in certain current assets and liabilities --
            Receivables, net                                                      (109)              114              (55)
            Fossil fuel stock                                                       28              (110)             138
            Materials and supplies                                                  11               (18)              (2)
            Accounts payable                                                      (138)               81               43
            Other                                                                  135               (48)             (61)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                      2,315             2,111            2,247
--------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (1,401)           (1,536)          (1,441)
Southern Electric business acquisitions                                         (1,416)             (405)            (465)
Sales of property                                                                  287               171              262
Other                                                                              153               (87)             (37)
-------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (2,377)           (1,857)          (1,681)
--------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds --
     Common stock                                                                  277               279              205
     Preferred stock                                                                 -                 -              426
     Preferred securities                                                            -               100                -
     First mortgage bonds                                                          375               185            2,185
     Other long-term debt                                                        1,805             1,188              592
Retirements --
     Preferred stock                                                                (1)               (1)            (516)
     First mortgage bonds                                                         (538)             (241)          (2,178)
     Other long-term debt                                                         (902)           (1,039)            (450)
Increase in notes payable, net                                                     727                37              114
Payment of common stock dividends                                                 (811)             (766)            (726)
Miscellaneous                                                                     (237)              (35)            (137)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                             695              (293)            (485)
--------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                               633               (39)              81
Cash and Cash Equivalents at Beginning of Year                                     139               178               97
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                       $   772            $  139           $  178
==========================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                         $622              $618             $673
     Income taxes                                                                 $645              $716             $530
--------------------------------------------------------------------------------------------------------------------------
Business acquisitions --
     Fair value of assets acquired                                              $2,745              $604             $465
     Less cash paid for common stock                                             1,416               405              465
--------------------------------------------------------------------------------------------------------------------------
     Liabilities assumed                                                        $1,329              $199           $    -
==========================================================================================================================
The accompanying notes are an integral part of these statements.



CONSOLIDATED BALANCE SHEETS
At December 31, 1995 and 1994
The Southern Company and Subsidiary Companies 1995 Annual Report
========================================================================================================
Assets                                                                             1995            1994
--------------------------------------------------------------------------------------------------------
                                                                                      (in millions)

Utility Plant:
Plant in service (Note 1)                                                       $31,878         $29,209
Less accumulated provision for depreciation                                      10,067           9,577
--------------------------------------------------------------------------------------------------------
                                                                                 21,811          19,632
Nuclear fuel, at amortized cost                                                     225             238
Construction work in progress (Note 4)                                              990           1,247
--------------------------------------------------------------------------------------------------------
Total                                                                            23,026          21,117
--------------------------------------------------------------------------------------------------------
Other Property and Investments:
Argentine operating concession, being amortized                                     431             446
Goodwill (Note 14)                                                                  344              12
Nuclear decommissioning trusts                                                      201             125
Miscellaneous                                                                       317             224
--------------------------------------------------------------------------------------------------------
Total                                                                             1,293             807
--------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                           772             139
Special deposits                                                                    156              36
Receivables, less accumulated provisions for uncollectible accounts
      of $37 million in 1995 and $9 million in  1994                              1,363           1,022
Fossil fuel stock, at average cost                                                  327             354
Materials and supplies, at average cost                                             552             553
Prepayments                                                                         266             194
Vacation pay deferred                                                                74              70
--------------------------------------------------------------------------------------------------------
Total                                                                             3,510           2,368
--------------------------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 8)                                 1,386           1,454
Deferred Plant Vogtle costs (Note 1)                                                308             432
Debt expense, being amortized                                                       100              48
Premium on reacquired debt, being amortized                                         295             298
Miscellaneous                                                                       636             518
--------------------------------------------------------------------------------------------------------
Total                                                                             2,725           2,750
--------------------------------------------------------------------------------------------------------
Total Assets                                                                    $30,554         $27,042
========================================================================================================
The accompanying notes are an integral part of these balance sheets.



CONSOLIDATED BALANCE SHEETS
At December 31, 1995 and 1994
The Southern Company and Subsidiary Companies 1995 Annual Report
========================================================================================================
Capitalization and Liabilities                                                     1995            1994
--------------------------------------------------------------------------------------------------------
                                                                                           (in millions)

Capitalization (See(Seeoaccompanyingtstatements):
Common stock equity                                                             $ 8,772         $ 8,186
Preferred stock of subsidiaries                                                   1,332           1,332
Subsidiary obligated mandatorily redeemable preferred securities                    100             100
Long-term debt                                                                    8,306           7,593
--------------------------------------------------------------------------------------------------------
Total                                                                            18,510          17,211
--------------------------------------------------------------------------------------------------------
Current Liabilities:
Amount of debt due within one year                                                  509             229
Notes payable                                                                     1,670             978
Accounts payable                                                                    785             806
Customer deposits                                                                   216             102
Taxes accrued-
    Federal and state income                                                         93               -
    Other                                                                           179             153
Interest accrued                                                                    199             190
Vacation pay accrued                                                                100              87
Miscellaneous                                                                       530             233
--------------------------------------------------------------------------------------------------------
Total                                                                             4,281           2,778
--------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                        4,611           4,007
Deferred credits related to income taxes (Note 8)                                   936             987
Accumulated deferred investment tax credits                                         820             858
Minority interest                                                                   231             267
Prepaid capacity revenues                                                           131             138
Department of Energy assessments                                                     86              92
Disallowed Plant Vogtle capacity buyback costs                                       59              60
Storm damage reserves                                                                31              53
Miscellaneous                                                                       858             591
--------------------------------------------------------------------------------------------------------
Total                                                                             7,763           7,053
--------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, 6, 7, and 14)
Total Capitalization and Liabilities                                            $30,554         $27,042
========================================================================================================
The accompanying notes are an integral part of these balance sheets.



CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31, 1995 and 1994
The Southern Company and Subsidiary Companies 1995 Annual Report
==============================================================================================================
                                                                1995          1994        1995          1994
--------------------------------------------------------------------------------------------------------------
                                                                     (in millions)        (percent of total)
Common Stock Equity:
Common stock,  par value  $5 per share --
     Authorized  -- 1 billion shares
     Outstanding -- 1995:  670 million shares,
                 -- 1994:  657 million shares (Note 9)        $3,348        $3,283
Paid-in capital                                                1,941         1,712
Retained earnings (Note 9)                                     3,483         3,191
--------------------------------------------------------------------------------------------------------------
Total common stock equity                                      8,772         8,186        47.4%         47.6%
--------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock of Subsidiaries:
$100 par or stated value --
     4.20% to 5.96%                                              199           199
     6.32% to 7.88%                                              205           205
$25 par or stated value --
     $1.90 to $2.125                                             295           295
     6.40% to 7.60%                                              323           323
Auction rates -- at January 1, 1996:
     4.43% to 4.53%                                               70            70
Adjustable rates  --  January 1, 1996:
     4.67% to 5.27%                                              240           240
--------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $86 million)             1,332         1,332           7.2         7.7
--------------------------------------------------------------------------------------------------------------
Subsidiary Obligated Mandatorily
   Redeemable Preferred Securities (Note 10):
$25 stated value --  9%                                          100           100
--------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $9 million)            100           100           0.5         0.6
--------------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF CAPITALIZATION (continued)
At December 31, 1995 and 1994
The Southern Company and Subsidiary Companies 1995 Annual Report
===========================================================================================================================
                                                                                1995          1994        1995        1994
---------------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)          (percent of total)
Long-Term Debt of Subsidiaries:
First mortgage bonds --
     Maturity                           Interest Rates
     1995                               5 1/8 %                                    -           130
     1996                               4 1/2 %                                   60            60
     1996                               4 3/4 %                                  150           150
     1997                               5 7/8 %                                   25            25
     1998                               5% to 5.55%                              230           230
     1999                               6 1/8% to 6 3/8%                         365           365
     2000                               6% to 7%                                 340           340
     2001 through 2005                  6 1/8% to 7%                             910           910
     2006 through 2010                  6 7/8% to 9%                             226           228
     2016 through 2020                  8.665% to 9 1/4%                         255            65
     2021 through 2025                  7.3% to 9 3/8%                         1,900         1,921
     2032                               Variable rates                             -           200
---------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                     4,461         4,624
Other long-term debt (Note 11)                                                 4,403         3,261
Unamortized debt premium (discount), net                                         (49)          (63)
---------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $626 million)                                              8,815         7,822
Less amount due within one year (Note 12)                                        509           229
---------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                            8,306         7,593       44.9     44.1
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                         $18,510       $17,211      100.0%   100.0%
===========================================================================================================================



CONSOLIDATED STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1995, 1994, and 1993
===========================================================================================================================
                                                                                            1995        1994         1993
---------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in millions)
Balance at Beginning of Year                                                              $1,712      $1,503       $2,931
Proceeds from sales of common stock over the par value  --  13.0 million,
   13.9 million, and  9.7 million shares in 1995, 1994, and 1993, respectively               212         209          179
Two-for-one stock split (Note 9)                                                               -           -       (1,607)
Miscellaneous                                                                                 17           -            -
---------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                    $1,941      $1,712       $1,503
===========================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
The Southern Company and Subsidiary Companies 1995 Annual Report


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Southern Company is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), The Southern Development and Investment Group (Southern Development), and other direct and indirect subsidiaries. The operating companies provide electric service in four Southeastern states. Contracts among the companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to The Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Electric designs, builds, owns, and operates power production and delivery facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants. Southern Development develops new business opportunities related to energy products and services.

    The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both the company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The operating companies also are subject to regulation by the FERC and their respective state regulatory commissions. The companies follow generally accepted accounting principles and comply with the accounting policies and practices prescribed by their respective commissions. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates, and the actual results may differ from those estimates. All material intercompany items have been eliminated in consolidation.

    Certain prior years' data presented in the consolidated financial statements have been reclassified to conform with current year presentation.

Regulatory Assets and Liabilities

The operating companies are subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the operating companies associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Consolidated Balance Sheets at December 31 relate to:

                                                1995       1994
                                         ------------------------
                                                 (in millions)
Deferred income taxes                         $1,386     $1,454
Deferred Plant Vogtle costs                      308        432
Premium on reacquired debt                       295        298
Demand-side programs                              79         97
Department of Energy assessments                  73         79
Vacation pay                                      74         70
Deferred fuel charges                             49         51
Postretirement  benefits                          53         41
Work force reduction costs                        56         15
Deferred income tax credits                     (936)      (987)
Storm damage reserves                            (23)       (53)
Other, net                                        98        108
-----------------------------------------------------------------
Total                                         $1,512     $1,605
=================================================================

    In the event that a portion of the operating companies' operations is no longer subject to the provisions of Statement No. 71, the companies would be required to write off related regulatory assets and liabilities. In addition, the operating companies would be required to determine any impairment to other assets, including plant, and write down the assets, if impaired, to their fair value.

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

    The company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1995, uncollectible accounts continued to average less than 1 percent of revenues.

The Southern Company and Subsidiary Companies 1995 Annual Report


    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $140 million in 1995, $152 million in 1994, and $137 million in 1993. Alabama Power and Georgia Power have contracts with the U.S. Department of Energy (DOE) that provide for the permanent disposal of spent nuclear fuel. Although disposal was scheduled to begin in 1998, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch, into 2009 at Plant Vogtle, and into 2012 and 2014 at Plant Farley units 1 and 2, respectively.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This assessment will be paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. Alabama Power and Georgia Power -- based on its ownership interests -- estimate their respective remaining liability at December 31, 1995, under this law to be approximately $40 million and $31 million, respectively. These obligations are recorded in the Consolidated Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.3 percent in 1995, 3.2 percent in 1994, and 3.3 percent in 1993. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities and removal of other facilities.

    In 1988, the Nuclear Regulatory Commission (NRC) adopted regulations requiring all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. Alabama Power and Georgia Power have external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over set periods of time as approved by the respective state public service commissions. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

    Site study cost is the estimate to decommission a specific facility as of the site study year, and ultimate cost is the estimate to decommission a specific facility as of retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs -- at December 31, 1995, for Alabama Power's Plant Farley and Georgia Power's ownership interests in plants Hatch and Vogtle were as follows:

                                        Plant    Plant       Plant
                                       Farley    Hatch      Vogtle
                                     -------------------------------
Site study basis (year)                  1993     1994        1994

Decommissioning periods:
   Beginning year                        2017     2014        2027
   Completion year                       2029     2027        2038
--------------------------------------------------------------------
                                             (in millions)
Site study costs:
   Radiated structures                   $489     $294        $233
   Non-radiated structures                 89       41          52
--------------------------------------------------------------------
Total                                    $578     $335        $285
====================================================================
                                             (in millions)
Ultimate costs:
   Radiated structures                 $1,504     $781      $1,018
   Non-radiated structures                274      111         230
--------------------------------------------------------------------
Total                                  $1,778     $892      $1,248
====================================================================

The Southern Company and Subsidiary Companies 1995 Annual Report


                                       Plant    Plant      Plant
                                       Farley   Hatch     Vogtle
                                     ----------------------------
                                             (in millions)
Amount expensed in 1995                 $18      $11          $9

Accumulated provisions:
   Balance in external trust
      funds                            $108      $56         $36
   Balance in internal reserves          49       30          13
-----------------------------------------------------------------
Total                                  $157      $86         $49
=================================================================

Significant assumptions:
   Inflation rate                       4.5%     4.4%        4.4%
   Trust earning rate                   7.0      6.0         6.0
-----------------------------------------------------------------

    Annual provisions for nuclear decommissioning are based on an annuity -- sinking fund -- method as approved by the respective state public service commissions. All of Alabama Power's decommissioning costs are approved for ratemaking. For Georgia Power, only the costs to decommission the radioactive portion of the plants are included in cost of service. Alabama Power and Georgia Power expect their respective state public service commission to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

    The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making estimates.

Income Taxes

The Southern Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Plant Vogtle Phase-In Plans

In 1987 and 1989, the Georgia Public Service Commission (GPSC) ordered that the allowed costs of Plant Vogtle, a two-unit nuclear facility of which Georgia Power owns 45.7 percent, be phased into rates under plans that meet the requirements of FASB Statement No. 92, Accounting for Phase-In Plans. Under these plans, Georgia Power deferred financing costs and depreciation expense until the allowed investment was fully reflected in rates as of October 1991. In 1991, the GPSC modified the Plant Vogtle phase-in plan to begin earlier amortization of the costs deferred under the plan. Also, the GPSC levelized capacity buyback expense from co-owners of Plant Vogtle. Previously, pursuant to two separate interim accounting orders by the GPSC, Georgia Power deferred substantially all operating expenses and financing costs related to Plant Vogtle. Each GPSC order called for recovery of deferred costs within 10 years. Under phase-in plans and accounting orders from the GPSC, Georgia Power deferred and began amortizing the costs -- recovered through rates -- related to Plant Vogtle as follows:

                                    1995       1994        1993
                                   ------------------------------
                                           (in millions)
Deferred capacity buybacks          $   -      $ 10        $ 38
Amortization of
   deferred costs                    (124)      (85)        (74)
-----------------------------------------------------------------
Net amortization                     (124)      (75)        (36)
Effect of adoption of FASB
   Statement No. 109                    -         -         160
Deferred costs
   at beginning of year               432       507         383
-----------------------------------------------------------------
Deferred costs
   at end of year                    $308      $432        $507
=================================================================

    In 1991, the GPSC ordered that the Plant Vogtle capacity buyback expense be levelized over a six-year period. The amounts deferred and not expensed in the year paid totaled $38 million in 1993. In 1995 and 1994, the amount deferred was exceeded by the amortization of amounts previously deferred by $50 million and $1 million, respectively. The projected net amortization of the deferred expense is $62 million in 1996 and $57 million in 1997.

The Southern Company and Subsidiary Companies 1995 Annual Report


Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used by the operating companies to calculate AFUDC during the years 1993 through 1995 ranged from a before-income-tax rate of 3.6 percent to 9.8 percent. AFUDC, net of income tax, as a percent of consolidated net income was 1.6 percent in 1995, 2.3 percent in 1994, and 1.7 percent in 1993.

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

Financial Instruments

Derivative financial instruments are used by The Southern Company to manage its interest rate and foreign currency exposures. Gains and losses arising from effective hedges of existing assets, liabilities, or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. Losses realized on termination of interest rate swap contracts are deferred and amortized over the terms of the related new debt agreements. At December 31, 1995, the credit risk for derivatives outstanding was not material.

    The Southern Company hedges its exposure to fluctuations in interest rates by entering into swap agreements that allow the company to effectively convert its outstanding variable-rate debt into fixed rates. During 1995, the company terminated the swap contracts in place at December 31, 1994, incurring a loss on termination of approximately $32 million, which is being amortized over the life of the related new fixed-rate debt agreements. At December 31, 1995, six interest rate swap agreements were in place.

    The Southern Company hedges its net investment in South Western Electricity
(SWEB) through forward contracts involving Pounds Sterling. The company regularly monitors its foreign currency exposure, and ensures that hedge contract amounts do not exceed the amount of the underlying exposure. At December 31, 1995, the status of outstanding derivative contracts was as follows:

                             Year Of
                           Maturity or      Notional    Unrealized
Type                       Termination        Amount    Gain (Loss)
---------------------     --------------    ---------------------------
                                                 (in millions)
Interest rate
   swaps                      1999-2006         $308       $(9)
Foreign currency
   forwards                        1996          389         -
-----------------------------------------------------------------------

    In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, The Southern Company's financial instruments that the carrying amount did not approximate fair value at December 31 were as follows:


                                         Carrying           Fair
                                           Amount          Value
                                       --------------------------
                                             (in millions)
Long-term debt:
    At December 31, 1995                   $8,668         $8,935
    At December 31, 1994                    7,674          7,373
Preferred securities:
    At December 31, 1995                      100            114
-----------------------------------------------------------------

    The fair value for long-term debt and preferred securities were based on either closing market price or closing price of comparable instruments.

The Southern Company and Subsidiary Companies 1995 Annual Report


Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

2.   RETIREMENT BENEFITS

Pension Plan

The system companies have defined benefit, trusteed, pension plans that cover substantially all regular employees. Benefits are based on one of the following formulas: years of service and final average pay or years of service and a flat-dollar benefit. Primarily, the companies use the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trusts are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

Postretirement Benefits

In the United States, The Southern Company provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Trusts are funded to the extent deductible under federal income tax regulations or to the extent required by the operating companies' respective regulatory commissions.
Amounts funded are primarily invested in debt and equity securities.

    FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." In October 1993, the GPSC ordered Georgia Power to phase in the adoption of Statement No. 106 to cost of service over a five-year period, whereby one-fifth of the additional costs was expensed in 1993 and the remaining costs were deferred. An additional one-fifth of the costs is being expensed each succeeding year until the costs are fully reflected in cost of service in 1997. The costs deferred during the five-year period will be amortized to expense over a 15-year period beginning in 1998. For the other operating companies, the cost of postretirement benefits is reflected in rates on a current basis.

Funded Status and Cost of Benefits

The following tables show actuarial results and assumptions for pension and postretirement insurance benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:
                                                    Pension
                                           -----------------------
                                               1995           1994
                                           -----------------------
                                                   (in millions)
Actuarial present value of
 benefit obligation:
      Vested benefits                         $2,643       $1,593
      Non-vested benefits                         97           68
------------------------------------------------------------------
Accumulated benefit obligation                 2,740        1,661
Additional amounts related to
    projected salary increases                   705          638
------------------------------------------------------------------
Projected benefit obligation                   3,445        2,299
Less:
    Fair value of plan assets                  4,725        3,171
    Unrecognized net gain                     (1,025)        (789)
    Unrecognized prior service cost               60           64
    Unrecognized transition asset               (126)        (139)
------------------------------------------------------------------
Prepaid asset recognized in the
    Consolidated Balance Sheets               $  189       $    8
==================================================================



                                        Postretirement Benefits
                                      ----------------------------
                                             1995        1994
                                      ----------------------------
                                                (in millions)
Actuarial present value of
 benefit obligation:
   Retirees and dependents                   $394         $375
   Employees eligible to retire                63           40
   Other employees                            392          459
------------------------------------------------------------------
Accumulated benefit obligation                849          874
Less:
  Fair value of plan assets                   205          140
  Unrecognized net loss (gain)                 85            3
  Unrecognized prior service cost              (4)           -
  Unrecognized transition
    obligation                                292          500
------------------------------------------------------------------
Accrued liability recognized in the
    Consolidated Balance Sheets              $271         $231
==================================================================

    In 1995, the system companies announced a cost sharing program for postretirement benefits. The program establishes limits on amounts the companies

The Southern Company and Subsidiary Companies 1995 Annual Report


will pay to provide future retiree postretirement benefits. This change reduced the 1995 accumulated postretirement benefit obligation by approximately $186 million.

   The weighted average rates assumed in the actuarial calculations were:

                                   1995        1994      1993
                               --------------------------------
Discount                           7.3%         8.0%      7.5%
Annual salary increase             4.8          5.5       5.0
Long-term return on
    plan assets                    8.5          8.5       8.5
---------------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.8 percent for 1995, decreasing gradually to 5.3 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation at December 31, 1995, by $73 million and the aggregate of the service and interest cost components of the net retiree cost by $16 million.

    Components of the plans' net costs are shown below:

                                                  Pension
                                       -----------------------------
                                           1995      1994     1993
                                       -----------------------------
                                              (in millions)
Benefits earned during the year            $  79     $ 77     $ 76
Interest cost on projected
    benefit obligation                       193      160      156
Actual (return) loss on plan assets         (730)      75     (432)
Net amortization and deferral                412     (351)     186
--------------------------------------------------------------------
Net pension cost (income)                  $ (46)    $(39)    $(14)
====================================================================

    Of the above net pension income, $30 million in 1995, $29 million in 1994, and $9 million in 1993 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

                                           Postretirement Benefits
                                       ---------------------------
                                          1995    1994      1993
                                       ---------------------------
                                              (in millions)
Benefits earned during the year           $ 28    $ 31      $ 27
Interest cost on accumulated
    benefit obligation                      67      64        56
Amortization of transition
    obligation                              27      27        28
Actual (return) loss on plan
assets
    assets                                 (23)      2       (12)
Net amortization and deferral               12     (10)        5
------------------------------------------------------------------
Net postretirement costs                  $111    $114      $104
==================================================================

    Of the above net postretirement costs, $78 million in 1995, $77 million in 1994, and $64 million in 1993 were charged to operating expenses. In addition, $11 million in 1995, $18 million in 1994, and $21 million in 1993 were deferred, and the remainder was charged to construction and other accounts.

Work Force Reduction Programs

The system companies have incurred additional costs for work force reduction programs. The costs related to these programs were $42 million, $112 million, and $35 million for the years 1995, 1994, and 1993, respectively. In addition, certain costs of these programs were deferred and are being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $56 million at December 31, 1995.

3.   LITIGATION AND REGULATORY MATTERS

Stockholder Suit

In April 1991, two Southern Company stockholders filed a derivative action suit in the U.S. District Court for the Southern District of Georgia against certain current and former directors and officers of The Southern Company. The suit alleges violations of the Federal Racketeer Influenced and Corrupt Organizations Act (RICO) by officers and breaches of fiduciary duty and gross negligence by all defendants resulting from alleged fraudulent accounting for spare parts, illegal political campaign contributions, violations of federal securities laws involving misrepresentations and omissions in SEC filings, and concealment of the foregoing acts. The complaint seeks damages -- including treble damages pursuant to RICO -- in an unspecified amount, which if awarded, would be payable to The Southern Company. The plaintiffs' amended complaint was dismissed by the court in March 1992. The court ruled the plaintiffs had failed to present

The Southern Company and Subsidiary Companies 1995 Annual Report


adequately their allegation that The Southern Company board of directors' refusal of an earlier demand by the plaintiffs was wrongful. In April 1994, the U.S. Court of Appeals for the 11th Circuit reversed the dismissal and remanded the case to the trial court, finding that allegations by the plaintiffs created a reasonable doubt that the board validly exercised its business judgment in refusing the earlier demand. In June 1995, for the second time, the trial court dismissed the suit. The plaintiffs once again have filed an appeal. This action is still pending.

Georgia Power Potentially Responsible Party Status

In January 1995, Georgia Power and four other unrelated entities were notified by the Environmental Protection Agency (EPA) that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to a site in Brunswick, Georgia. As of December 31, 1995, Georgia Power had recorded approximately $4 million in expenses associated with the site. While Georgia Power believes that the total amount of costs required for the cleanup of this site may be substantial, it is unable at this time to estimate either such total or the portion for which Georgia Power may be ultimately responsible. However, based on the nature and extent of Georgia Power's activities relating to the site, management believes that the company's portion of these costs should not be material.

Georgia Power Investment in Rocky Mountain

In its 1985 financing order, the GPSC concluded that completion of the Rocky Mountain pumped storage hydroelectric plant in 1991 as then planned was not economically justifiable and reasonable and withheld authorization for Georgia Power to spend funds from approved securities issuances on that plant. In 1988, Georgia Power and Oglethorpe Power Corporation (OPC) entered into a joint ownership agreement for OPC to assume responsibility for the construction and operation of the plant. However, full recovery of Georgia Power's costs depends on the GPSC's treatment of the plant's costs and the disposition of the plant's capacity output. In the event the GPSC does not allow full recovery of the plant costs, then the portion not allowed may have to be written off. In 1995, the plant went into commercial operation. At December 31, 1995, Georgia Power's net investment in the plant was approximately $190 million.

     The final outcome of this matter cannot now be determined. Accordingly, no provision for any write-down of the investment in the plant has been made.

FERC Reviews Equity Returns

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the operating companies' wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power, and other similar contracts. Any change in the rate of return on common equity that may require refunds as a result of this proceeding would be substantially for the period beginning in July 1991 and ending in October 1992.

    In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

    In August 1994, the FERC instituted another proceeding based on substantially the same issues as in the 1991 proceeding. The second period under review for possible refunds was substantially from October 1994 through December 1995. In November 1995, a FERC administrative law judge issued an opinion that the FERC staff failed to meet its burden of proof, and therefore, no change in the equity return was necessary. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter is pending before the FERC.

    If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings, and refunds were ordered, the amount of refunds could range up to approximately $120 million at December 31, 1995. However, management believes that rates are not excessive and that refunds are not justified.

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

The Southern Company and Subsidiary Companies 1995 Annual Report


    In June 1995, the APSC issued a rate order granting Alabama Power's request for gradual adjustments to move toward parity among customer classes. This order also calls for a moratorium on any periodic retail rate increases (but not decreases) until July 2001.

    In December 1995, the APSC issued an order authorizing Alabama Power to reduce balance sheet items -- such as plant and deferred charges -- at any time the company's actual base rate revenues exceed the budgeted revenues. In accordance with this order, Alabama Power reduced the unamortized balance of premium on reacquired debt by $10 million in 1995.

    The ratemaking procedures will remain in effect until the APSC votes to modify or discontinue them.

Georgia Power Retail Rate Plan

On February 16, 1996, the GPSC approved a rate plan recommended by the GPSC staff that concludes the GPSC's review of Georgia Power's earnings initiated in early 1995 and addressed the company's proposed alternative retail rate plan. Under the three-year plan, effective January 1, 1996, Georgia Power's earnings will be evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Earnings in excess of 12.5 percent will be used to accelerate the amortization of regulatory assets or accelerate the depreciation of electric plant. At its option, Georgia Power may also accelerate amortization or depreciation of assets while within the allowed return on common equity range. The company is required to absorb cost increases of approximately $29 million annually during the plan's three-year operation, including $14 million annually of accelerated depreciation of electric plant. During the plan's operation, Georgia Power will not file for a general base rate increase unless its projected retail return on equity falls below 10 percent. On July 1, 1998, Georgia Power is required to file a general rate case. In response, the GPSC would be expected to either continue the rate plan or adopt a different one.

Georgia Power Demand-Side Conservation Programs

In October 1993, a Superior Court of Fulton County, Georgia, judge ruled that rate riders previously approved by the GPSC for recovery of Georgia Power's costs incurred in connection with demand-side conservation programs were unlawful. The judge held that the GPSC lacked statutory authority to approve such rate riders except through general rate case proceedings and that those procedures had not been followed. Georgia Power suspended collection of the demand-side conservation costs and appealed the court's decision to the Georgia Court of Appeals. In December 1993, the GPSC approved Georgia Power's request for an accounting order allowing Georgia Power to defer all current unrecovered and future costs related to these programs, pending the resolution of the recovery of such costs.

    After the Georgia Court of Appeals upheld the legality of the rate riders, Georgia Power resumed collection under the riders in December 1994. In August 1995, the GPSC ordered Georgia Power to discontinue the demand-side conservation programs by the end of 1995. However, Georgia Power's rate riders will continue in effect until costs deferred are collected. Under the new retail rate plan, approved February 16, 1996, Georgia Power will expense approximately $29 million of deferred program costs over a three-year period that will not be recovered under the rate riders.

4.   CONSTRUCTION PROGRAM

The system companies are engaged in continuous construction programs, currently estimated to total some $1.5 billion in 1996, $1.4 billion in 1997, and $1.3 billion in 1998. These estimates include AFUDC of $22 million in 1996, $22 million in 1997, and $25 million in 1998. The construction programs are subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; changes in existing nuclear plants to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 1995, significant purchase commitments were outstanding in connection with the construction program. The operating companies do not have any new baseload generating plants under construction. However, within the service area, the construction of combustion turbine peaking units of approximately 600 megawatts is planned to be completed by 1998. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

The Southern Company and Subsidiary Companies 1995 Annual Report


    See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

5.   FINANCING, INVESTMENTS, AND COMMITMENTS

General

The Southern Company may require additional equity capital in 1996. The amount and timing of additional equity capital to be raised in 1996 -- as well as in subsequent years -- will be contingent on The Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans.

    The operating companies' construction programs are expected to be financed primarily from internal sources. Short-term debt is often utilized and the amounts available are discussed below. The companies may issue additional long-term debt and preferred stock primarily for the purposes of debt maturities and for redeeming higher-cost securities if market conditions permit.

Southern Electric Investments

Southern Electric has substantial investments in production and delivery facilities in the United States and various international markets. The most recent acquisition was SWEB, and for additional information see Note 14. Southern Electric's total assets were $5.0 billion at December 31, 1995. The consolidated financial statements reflect investments in majority-owned or controlled subsidiaries on a consolidated basis and other investments on an equity basis.

Bank Credit Arrangements

At the beginning of 1996, unused credit arrangements with banks totaled $2.8 billion, of which approximately $1.5 billion expires at various times during 1996 and 1997; $16 million expires in February 1998; $73 million expires in May 1998; $400 million expires in June 1998; $300 million expires in July 1998; $300 million expires in November 1998; and $56 million expires in December 1998. Also, $136 million expires in the years 1999 through 2002.

    Georgia Power's revolving credit agreements of $60 million, all of which remained unused as of December 31, 1995, expire May 1, 1998. During the term of these agreements, Georgia Power may convert short-term borrowings into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at Georgia Power's option. In connection with these credit arrangements, Georgia Power agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks.

    Gulf Power's revolving credit agreements of $20 million, of which $13 million remained unused as of December 31, 1995, expire May 31, 1998. These agreements allow short-term and/or term borrowings with various terms and conditions regarding repayment. In connection with these credit arrangements, Gulf Power agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks.

    The $400 million expiring June 30, 1998, is under revolving credit arrangements with several banks that provide The Southern Company, Alabama Power, and Georgia Power up to the total credit amount of $400 million. To provide liquidity support to commercial paper programs, $100 million, $135 million, and $165 million available credit are currently dedicated to the exclusive use of The Southern Company, Alabama Power, and Georgia Power, respectively. During the term of these agreements, short-term borrowings may be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements require payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

    The Southern Company has $300 million of revolving credit agreements expiring July 1, 1998, and $300 million of revolving credit agreements expiring November 30, 1998, all of which remained unused at December 31, 1995. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at The Southern Company's option. In connection with these credit arrangements, The Southern Company agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks.

The Southern Company and Subsidiary Companies 1995 Annual Report


    Mississippi Power's revolving credit agreements of $40 million, all of which remained unused as of December 31, 1995, expire December 1, 1998. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at Mississippi Power's option. In connection with these credit arrangements, Mississippi Power agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks.

    Savannah Electric's revolving credit arrangements of $20 million, of which $16 million remained unused as of December 31, 1995, expire December 31, 1998. These agreements allow short-term borrowings to be converted into terms loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at Savannah Electric's option. In connection with these credit arrangements, Savannah Electric agrees to pay commitment fees based on the unused portions of the commitments.

    Southern Electric's revolving credit agreements of $212 million, of which $151 million remained unused as of December 31, 1995, expire at various times from 1998 through 2002. These agreements allow for short-term borrowings with various terms and conditions. These agreements require payment of commitment fees based on the unused portions of the commitments.

    A portion of the $2.8 billion unused credit arrangements with banks -- discussed earlier -- is allocated to provide liquidity support to the companies' variable rate pollution control bonds. At December 31, 1995, the amount of credit lines allocated was $692 million.

    In connection with all other lines of credit, the companies have the option of paying fees or maintaining compensating balances, which are substantially all the cash of the companies except for daily working funds and similar items These balances are not legally restricted from withdrawal.

    In addition, the companies from time to time borrow under uncommitted lines of credit with banks and in the case of The Southern Company, Alabama Power, and Georgia Power, through commercial paper programs that have the liquidity support of committed bank credit arrangements.

Assets Subject to Lien

Each of The Southern Company's subsidiaries is organized as a legal entity, separate, and apart from The Southern Company and its other subsidiaries. The subsidiary companies' mortgages, which secure the first mortgage bonds issued by the companies, constitute a direct first lien on substantially all of the companies' respective fixed property and franchises. There are no agreements or other arrangements among the subsidiary companies under which the assets of one company have been pledged or otherwise made available to satisfy obligations of The Southern Company or any of its subsidiaries.

Fuel and Purchase Power Commitments

To supply a portion of the fuel requirements of the generating plants, The Southern Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Also, The Southern Company has entered into various long-term commitments for the purchase of electricity. Total estimated long-term obligations at December 31, 1995, were as follows:

                                                   Purchased
Year                                Fuel            Power
-----------                      -----------------------------
                                          (in millions)
1996                             $ 1,914              $  495
1997                               1,656                 427
1998                               1,482                 155
1999                               1,093                 161
2000                                 728                 166
2001 and thereafter                6,078               1,943
-------------------------------------------------------------
Total commitments                $12,951              $3,347
=============================================================

The Southern Company and Subsidiary Companies 1995 Annual Report


Operating Leases

The Southern Company has operating lease agreements with various terms and expiration dates. These expenses totaled $17 million, $15 million, and $11 million for 1995, 1994, and 1993, respectively. At December 31, 1995, estimated minimum rental commitments for noncancelable operating leases were as follows:

Year                                               Amounts
--------                                       ----------------
                                                (in millions)
1996                                                 $ 22
1997                                                   20
1998                                                   19
1999                                                   19
2000                                                   20
2001 and thereafter                                   252
---------------------------------------------------------------
Total minimum payments                               $352
===============================================================

6.  FACILITY SALES AND JOINT OWNERSHIP AGREEMENTS

In 1992, Alabama Power sold an undivided interest in units 1 and 2 of Plant Miller and related facilities to Alabama Electric Cooperative, Inc.

    Since 1975, Georgia Power has sold undivided interests in plants Vogtle, Hatch, Scherer, and Wansley in varying amounts, together with transmission facilities, to OPC, the Municipal Electric Authority of Georgia, and the city of Dalton, Georgia. In addition, Georgia Power has joint ownership agreements with OPC for the Rocky Mountain project and with Florida Power Corporation (FPC) for a combustion turbine unit at Intercession City, Florida.

    In 1995, Georgia Power completed the sale of Unit 4 of Plant Scherer to Florida Power & Light Company (FP&L) and Jacksonville Electric Authority (JEA). FP&L owns approximately 76.4 percent of the unit, with JEA owning the remainder. Georgia Power operates and maintains the unit.


    At December 31, 1995, Alabama Power's and Georgia Power's ownership and investment (exclusive of nuclear fuel) in jointly owned facilities with the above entities were as follows:

                              Jointly Owned Facilities
                  ------------------------------------------------
                       Percent      Amount of        Accumulated
                     Ownership      Investment       Depreciation
                 ----------------   ------------------------------
Plant Vogtle                               (in millions)
  (nuclear)              45.7%         $3,295            $730
Plant Hatch
  (nuclear)              50.1             842             394
Plant Miller
  (coal)
  Units 1 and 2          91.8             712             281
Plant Scherer
  (coal)
  Units 1 and 2           8.4             112              39
Plant Wansley
 (coal)                  53.5             297             132
Rocky Mountain
 (pumped storage)        25.4             200              10
------------------------------------------------------------------

    In 1994, Georgia Power and FPC entered into a joint ownership agreement regarding the Intercession City combustion turbine unit. The unit is scheduled to be in commercial operation by the end of 1996, and will be constructed, operated, and maintained by FPC. Georgia Power will have an approximate interest of 33 percent in the 150-megawatt unit, with retention of 100 percent of the capacity from June through September. FPC will have the capacity the remainder of the year. Georgia Power's investment in the unit at completion is estimated to be $14 million.

    Alabama Power and Georgia Power have contracted to operate and maintain the jointly owned facilities -- except for the Rocky Mountain project and Intercession City -- as agents for their respective co-owners. The companies' proportionate share of their plant operating expenses is included in the corresponding operating expenses in the Consolidated Statements of Income.

7.   LONG-TERM POWER SALES AGREEMENTS

The operating companies have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. The agreements for non-firm capacity expired in 1994. Other agreements --expiring at various dates discussed below -- are firm and pertain to capacity related to specific generating units. Because the energy is

The Southern Company and Subsidiary Companies 1995 Annual Report


generally sold at cost under these agreements, revenues from capacity sales primarily affect profitability. The capacity revenues have been as follows:

                              Unit          Other
   Year                      Power        Long-Term      Total
   ----                     ------------------------------------
                                       (in millions)

    1995                     $237           $ -            $237
    1994                      257            19             276
    1993                      312            38             350

    In 1994, long-term non-firm power of 200 megawatts was sold to FPC under a contract that expired at year-end. In January 1995, the amount of unit power sales to FPC increased by 200 megawatts.

    Unit power from specific generating plants is currently being sold to FP&L, FPC, JEA, and the city of Tallahassee, Florida. Under these agreements, approximately 1,600 megawatts of capacity is scheduled to be sold annually through 1999. Thereafter, these sales will decline to some 1,500 megawatts and remain at that approximate level -- unless reduced by FP&L, FPC, and JEA for the periods after 1999 -- until the expiration of the contracts in 2010.

8.   INCOME TAXES

Effective January 1, 1993, The Southern Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption resulted in the recording of additional deferred income taxes and related regulatory assets and liabilities. At December 31, 1995, the tax- related regulatory assets and liabilities were $1.4 billion and $936 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

     Details of the federal and state income tax provisions are as follows:

                                           1995       1994    1993
                                        ---------------------------
                                              (in millions)
Total provision for income taxes:
Federal --
   Currently payable                       $567       $598    $421
   Deferred -- current year                 184         67     224
             -- reversal of
                  prior years              (111)       (75)    (51)
   Deferred investment tax
    credits                                   1          -     (20)
-------------------------------------------------------------------
                                            641        590     574
-------------------------------------------------------------------
State --
   Currently payable                         90         86      64
   Deferred -- current year                  26         15      39
             -- reversal of
                  prior years               (12)       (11)     (3)
-------------------------------------------------------------------
                                            104         90     100
-------------------------------------------------------------------
International                                24          5       3
-------------------------------------------------------------------
Total                                       769        685     677
Less income taxes charged
   (credited) to other income               (36)       (26)    (57)
-------------------------------------------------------------------
Federal and state income
   taxes charged to operations             $805       $711    $734
===================================================================

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                 1995         1994
                                            -----------------------
                                                   (in millions)
Deferred tax liabilities:
  Accelerated depreciation                     $2,795       $2,637
  Property basis differences                    2,175        1,647
  Deferred plant costs                            100          141
  Other                                           247          271
-------------------------------------------------------------------
Total                                           5,317        4,696
-------------------------------------------------------------------
Deferred tax assets:
  Federal effect of state deferred taxes          107          104
  Other property basis differences                273          278
  Deferred costs                                  118           79
  Pension and other benefits                       66           63
  Other                                           192          225
-------------------------------------------------------------------
Total                                             756          749
-------------------------------------------------------------------
Net deferred tax liabilities                    4,561        3,947
Portion included in current assets, net            50           60
-------------------------------------------------------------------
Accumulated deferred income taxes
    in the Consolidated Balance Sheet          $4,611       $4,007
===================================================================

The Southern Company and Subsidiary Companies 1995 Annual Report


    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Consolidated Statements of Income. Credits amortized in this manner amounted to $38 million in 1995, $42 million in 1994, and $36 million in 1993. At December 31, 1995, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                           1995        1994      1993
                                        ------------------------------
Federal statutory rate                     35.0%       35.0%     35.0%
State income tax,
   net of federal deduction                 3.4         3.3       3.7
Non-deductible book
   depreciation                             1.6         1.8       1.9
Difference in prior years'
    deferred and current tax rate          (1.1)       (1.5)     (1.3)
Other                                       0.3         0.3      (1.1)
----------------------------------------------------------------------
Effective income tax rate                  39.2%       38.9%     38.2%
======================================================================

    The Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

9.    COMMON STOCK

Stock Distribution

In January 1994, The Southern Company board of directors authorized a two-for-one common stock split in the form of a stock distribution for each share held as of February 7, 1994. For all reported common stock data, the number of common shares outstanding and per share amounts for earnings, dividends, and market price reflect the stock distribution.

Shares Reserved

At December 31, 1995, a total of 69 million shares was reserved for issuance pursuant to the Dividend Reinvestment and Stock Purchase Plan, the Employee Savings Plan, the Outside Directors Stock Plan, and the Executive Stock Option Plan.

Executive Stock Option Plan

The Southern Company's Executive Stock Option Plan authorizes the granting of non-qualified stock options to key employees of The Southern Company, including officers. As of December 31, 1995, some 200 current and former employees participated in the plan. The maximum number of shares of common stock that may be issued under the Executive Stock Option Plan may not exceed 6 million. The price of options granted to date has been at the fair market value of the shares on the date of grant. Options granted to date become exercisable pro rata over a maximum period of four years from the date of grant. Options outstanding will expire no later than 10 years after the date of grant, unless terminated earlier by the board of directors in accordance with the plan.
Stock option activity in 1994 and 1995 is summarized below:


                                             Shares          Average
                                            Subject     Option Price
                                          To Option        Per Share
                                  -----------------------------------
Balance at December 31, 1993              1,364,810           $16.77
Options granted                             446,443            18.88
Options canceled                                 --               --
Options exercised                           (74,649)           14.81
---------------------------------------------------------------------
Balance at December 31, 1994              1,736,604            17.39
Options granted                           1,161,174            21.63
Options canceled                             (8,088)           21.63
Options exercised                          (413,391)           14.34
---------------------------------------------------------------------
Balance at December 31, 1995              2,476,299           $19.87
=====================================================================
Shares reserved for future grants:
   At December 31, 1993                   3,714,444
   At December 31, 1994                   3,268,001
   At December 31, 1995                   2,114,915
---------------------------------------------------------------------
Options exercisable:
   At December 31, 1994                     793,989
   At December 31, 1995                     831,227
---------------------------------------------------------------------

Common Stock Dividend Restrictions

The income of The Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 1995, consolidated retained earnings included $3.1 billion of undistributed retained earnings of the subsidiaries. Of this amount, $2.0 billion was restricted against the payment by the subsidiary companies of cash dividends on common stock under terms of bond indentures or charters.

The Southern Company and Subsidiary Companies 1995 Annual Report


10.   PREFERRED SECURITIES

In December 1994, Georgia Power Capital, L.P., of which Georgia Power is the sole general partner, issued $100 million of 9 percent mandatorily redeemable preferred securities. The sole asset of Georgia Power Capital is $103 million aggregate principal amount of Georgia Power's 9 percent Junior Subordinated Deferrable Interest Debentures due December 19, 2024. Georgia Power considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by Georgia Power of Georgia Power Capital's payment obligations with respect to the preferred securities.

11.   OTHER LONG-TERM DEBT

Details of other long-term debt at December 31 are as follows:

                                                1995       1994
                                            --------------------
                                                (in millions)

Obligations incurred in connection
  with the sale by public authorities
  of tax-exempt pollution control
  revenue bonds:
Collateralized --
    4.375% to 9.375% due
       2000-2025                              $1,466     $1,179
    Variable rates (3.5% to 6.1%
       at 1/1/96) due 2011-2025                  639        412
Non-collateralized --
    7.25% due 2003                                 1          1
    6.75% to 10.6% due 2015-2020                 277        828
    5.8% due 2022                                 10         10
    Variable rates (3.25% to 3.75%
       at 1/1/96) due 2019-2022                  132         85
----------------------------------------------------------------
                                               2,525      2,515
----------------------------------------------------------------
Capitalized lease obligations                    147        148
----------------------------------------------------------------
Notes payable:
    4.15% to 13% due 1995-1998                   107        179
    6.31% to 11% due 1999-2008                   404        170
    Adjustable rates (4% to 7% at
      1/1/96) due 1995-1998                      129        119
    Adjustable rates (7.5% to 9.18%
      at 1/1/96) due 1999-2000                   165        130
    Adjustable rate (7.7 % at
      1/1/96) due 2000                           926          -
----------------------------------------------------------------
                                               1,731        598
----------------------------------------------------- ----------
Total                                         $4,403     $3,261
================================================================

   With respect to the collateralized pollution control revenue bonds, the operating companies have authenticated and delivered to trustees a like principal amount of first mortgage bonds as security for obligations under installment sale or loan agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under the agreements.

   Assets acquired under capital leases are recorded as utility plant in service, and the related obligation is classified as other long-term debt. The net book value of capitalized leases was $122 million and $126 million at December 31, 1995 and 1994, respectively. At December 31, 1995, the composite interest rates for buildings and other were 9.7 percent and 11.3 percent, respectively. Sinking fund requirements and/or serial maturities through 2000 applicable to other long-term debt are as follows: $264 million in 1996; $99 million in 1997; $42 million in 1998; $23 million in 1999; and $56 million in 2000.

12.   LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                                   1995     1994
                                                 -----------------
                                                    (in millions)
Bond improvement fund requirements                 $ 43     $ 48
Less:
    Portion to be satisfied by certifying
      property additions                             18       46
    Reacquired bonds                                  -        -
------------------------------------------------------------------
Cash sinking fund requirements                       25        2
First mortgage bond maturities
    and redemptions                                 220      130
Other long-term debt maturities
    (Note 11)                                       264       97
------------------------------------------------------------------
Total                                              $509     $229
==================================================================

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

The Southern Company and Subsidiary Companies 1995 Annual Report


13.   NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The act provides funds up to $8.9 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. A company could be assessed up to $79 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power -- based on its ownership and buyback interests -- is $159 million and $162 million, respectively, per incident but not more than an aggregate of $20 million per company to be paid for each incident in any one year.

    Alabama Power and Georgia Power are members of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium assessment in the event that losses exceed accumulated reserve funds. Alabama Power's and Georgia Power's maximum annual assessments are limited to $10 million and $12 million, respectively, under current policies.

    Additionally, both companies have policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million NML coverage. This excess insurance is provided by Nuclear Electric Insurance Limited (NEIL), a mutual insurance company.

    NEIL also covers the additional costs that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can be insured against increased costs of replacement power in an amount up to $3.5 million per week -- starting 21 weeks after the outage -- for one year and up to $2.8 million per week for the second and third years.

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum annual assessments under current policies for Alabama Power and Georgia Power for excess property damage would be $21 million and $24 million, respectively. The maximum replacement power assessments are $8 million for Alabama Power and $13 million for Georgia Power.

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

    Alabama Power and Georgia Power participate in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, Alabama Power and Georgia Power could be subject to a maximum total assessment of approximately $6 million each.

    All retrospective assessments -- whether generated for liability, property, or replacement power -- may be subject to applicable state premium taxes.

The Southern Company and Subsidiary Companies 1995 Annual Report


14.   ACQUISITION

In 1995, Southern Electric acquired SWEB for approximately $1.8 billion. This British utility distributes electricity to some 1.3 million customers.

    The acquisition has been accounted for under the purchase method of accounting. The acquisition cost exceeded the preliminary estimate of the fair market value of net assets by $333 million. This amount is considered goodwill and will be amortized on a straight-line basis over 40 years. The preliminary estimate of net assets may be revised in 1996.

    SWEB has been included in the consolidated financial statements since September 1995. The following unaudited pro forma results of operations for the years 1995 and 1994 have been prepared assuming the acquisition of SWEB, effective January 1994, and assuming 100 percent short-term debt financing. Eventually, the short-term borrowings will be replaced by a combination of long-term debt and equity. The pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed date, nor are they necessarily indicative of future results. Pro forma operating results are for information purposes only and are as follows:


                                                   1995                    1994
                                        --------------------------------------------------
                                             As         Pro              As          Pro
                                         Reported      Forma          Reported      Forma
                                        -----------  ---------       ----------   --------
Operating revenues (in millions)           $9,180    $10,013            $8,297     $9,493
Consolidated net income (in millions)      $1,103     $1,144              $989     $1,053
Earnings per share                          $1.66      $1.72             $1.52      $1.62

15.   SEGMENT INFORMATION

The Southern Company's principal business segment -- or its core business -- is the five electric utility operating companies, which provide electric service in four Southeastern states. The other reportable business segment is Southern Electric, which owns and operates power production and delivery facilities in the United States and various international markets. Financial data for business segments and geographic areas are as follows:

Business Segments

                                                                            Gross           Depreciation
                                 Operating       Operating        Total     Property            and
Year                              Revenues        Income          Assets    Additions       Amortization
---------------               ---------------------------------------------------------------------------
                                                             (in millions)
1995
----
Core business                       $8,537          $1,781       $25,532        $1,265            $1,075
Southern Electric                      643             105         5,022           136                59
---------------------------------------------------------------------------------------------------------
Consolidated                        $9,180          $1,886       $30,554        $1,401            $1,134
=========================================================================================================
1994
----
Core business                       $8,112          $1,678       $25,466        $1,529            $1,026
Southern Electric                      185              37         1,576             7                24
---------------------------------------------------------------------------------------------------------
Consolidated                        $8,297          $1,715       $27,042        $1,536            $1,050
=========================================================================================================
1993
----
Core business                       $8,435          $1,754       $25,131        $1,430           $   999
Southern Electric                       54              11           780            11                12
---------------------------------------------------------------------------------------------------------
Consolidated                        $8,489          $1,765       $25,911        $1,441            $1,011
=========================================================================================================

The Southern Company and Subsidiary Companies 1995 Annual Report


Geographic Areas

                                                                       Gross        Depreciation
                                 Operating     Operating     Total     Property          and
Year                              Revenues      Income       Assets    Additions    Amortization
----------------             ----------------------------------------------------------------------
                                                           (in millions)
1995
----
Domestic                            $8,619        $1,813      $26,049       $1,278       $1,087
International                          561            73        4,505          123           47
---------------------------------------------------------------------------------------------------
Total                               $9,180        $1,886      $30,554       $1,401       $1,134
===================================================================================================
1994
----
Domestic                            $8,116        $1,679      $25,875       $1,531       $1,028
International                          181            36        1,167            5           22
---------------------------------------------------------------------------------------------------
Total                               $8,297        $1,715      $27,042       $1,536       $1,050
===================================================================================================
1993
----
Domestic                            $8,435        $1,754      $25,178       $1,435       $1,002
International                           54            11          733            6            9
---------------------------------------------------------------------------------------------------
Total                               $8,489        $1,765      $25,911       $1,441       $1,011
===================================================================================================



16.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 1995 and 1994 are as follows:

                                                                                    Per Common Share
                                                                             -----------------------------------------------------
                              Operating   Operating      Consolidated                                                Price Range
  Quarter Ended               Revenues     Income        Net Income             Earnings       Dividends          High        Low
 ---------------            ------------------------------------------       ------------------------------------------------------
                                         (in millions)
  March 1995                    $1,929       $385             $206              $0.31          $0.305        21 1/2      19 3/8
  June 1995                      2,184        454              268               0.40           0.305        22 7/8      20 1/8
  September 1995                 2,759        673              469               0.71           0.305        24          21 1/8
  December 1995                  2,308        374              160               0.24           0.305        25          22 3/4

  March 1994                    $1,932       $330             $142              $0.22          $0.295        22          18 1/2
  June 1994                      2,069        440              256               0.39           0.295        20 1/2      17 3/4
  September 1994                 2,381        607              416               0.64           0.295        20          17
  December 1994                  1,915        338              175               0.27           0.295        21          18 1/4
 ---------------------------------------------------------------------------------------------------------------------------------
Earnings for 1994 declined by $61 million or 9 cents per share as a result of work force reduction programs primarily recorded in the first quarter. The company's business is influenced by seasonal weather conditions.



SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
The Southern Company and Subsidiary Companies 1995 Annual Report
=====================================================================================================
                                                                1995           1994            1993
-----------------------------------------------------------------------------------------------------
Operating Revenues  (in millions)                             $9,180         $8,297          $8,489
Consolidated Net Income (in millions)                         $1,103           $989          $1,002
Earnings Per Share of Common Stock                             $1.66          $1.52           $1.57
Cash Dividends Paid Per Share of Common Stock                  $1.22          $1.18           $1.14
Return on Average Common Equity (percent)                      13.01          12.47           13.43
Total Assets (in millions)                                   $30,554        $27,042         $25,911
Gross Property Additions (in millions)                        $1,401         $1,536          $1,441
-----------------------------------------------------------------------------------------------------
Capitalization  (in millions):
Common stock equity                                           $8,772         $8,186          $7,684
Preferred stock                                                1,432          1,432           1,333
Long-term debt                                                 8,306          7,593           7,412
-----------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                  $18,510        $17,211         $16,429
=====================================================================================================
Capitalization Ratios (per(percent):
Common stock equity                                             47.4           47.6            46.8
Preferred stock                                                  7.7            8.3             8.1
Long-term debt                                                  44.9           44.1            45.1
-----------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                    100.0          100.0           100.0
=====================================================================================================
Other Common Stock Data:
Book value per share (year-end)                               $13.10         $12.47          $11.96
Market price per share:
    High                                                       25             22              23 5/8
    Low                                                        19 3/8         17              18 3/8
    Close                                                      24 5/8         20              22
Market-to-book ratio (year-end) (percent)                      188.0          160.4           183.9
Price-earnings ratio (year-end) (times)                         14.8           13.2            14.0
Dividends paid (in millions)                                    $811           $766            $726
Dividend yield (year-end) (percent)                              5.0            5.9             5.2
Dividend payout ratio (percent)                                 73.5           77.5            72.4
Cash coverage of dividends (year-end)(times)                     2.9            2.7             2.9
Proceeds from sales of stock (in millions)                      $277           $279            $204
Shares outstanding  (in thousands):
    Average                                                  665,064        649,927         637,319
    Year-end                                                 669,543        656,528         642,662
Stockholders of record (year-end)                            225,739        234,927         237,105
-----------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                          $375           $185          $2,185
Retired                                                          538            241           2,178
Preferred Stock (in millions):Issued                             $--           $100            $426
Retired                                                            1              1             516
-----------------------------------------------------------------------------------------------------
Customers (year-end) (in thousands):
Residential                                                    3,100          3,046           2,996
Commercial                                                       450            439             427
Industrial                                                        17             17              18
Other                                                              5              5               4
-----------------------------------------------------------------------------------------------------
Total                                                          3,572          3,507           3,445
=====================================================================================================
Employees (year-end):
Core business                                                 26,452         27,480          28,516
Southern Electric                                              5,430          1,400             745
-----------------------------------------------------------------------------------------------------
Total                                                         31,882         28,880          29,261
=====================================================================================================



SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
The Southern Company and Subsidiary Companies 1995 Annual Report
===============================================================================================================
                                                                1992         1991         1990            1989
---------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions)                              $8,073       $8,050       $8,053          $7,620
Consolidated Net Income  (in millions)                          $953         $876         $604            $846
Earnings Per Share of Common Stock                             $1.51        $1.39        $0.96           $1.34
Cash Dividends Paid Per Share of Common Stock                  $1.10        $1.07        $1.07           $1.07
Return on Average Common Equity (percent)                      13.42        12.74         8.85           12.49
Total Assets (in millions)                                   $20,038      $19,863      $19,955         $20,092
Gross Property Additions (in millions)                        $1,105       $1,123       $1,185          $1,346
---------------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                           $7,234       $6,976       $6,783          $6,861
Preferred stock                                                1,359        1,333        1,358           1,400
Long-term debt                                                 7,241        7,992        8,458           8,575
---------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                  $15,834      $16,301      $16,599         $16,836
===============================================================================================================
Capitalization Ratios (per(percent):
Common stock equity                                             45.7         42.8         40.9            40.8
Preferred stock                                                  8.6          8.2          8.2             8.3
Long-term debt                                                  45.7         49.0         50.9            50.9
---------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                    100.0        100.0        100.0           100.0
===============================================================================================================
Other Common Stock Data:
Book value per share (year-end)                               $11.43       $11.05       $10.74          $10.87
Market price per share:
    High                                                       19 1/2       17 3/8       14 5/8          14 7/8
    Low                                                        15 1/8       12 7/8       11 1/2          11
    Close                                                      19 1/4       17 1/8       13 7/8          14 1/2
Market-to-book ratio (year-end) (percent)                      168.4        155.5        129.7           134.0
Price-earnings ratio (year-end) (times)                         12.7         12.4         14.6            10.9
Dividends paid (in millions)                                    $695         $676         $676            $675
Dividend yield (year-end) (percent)                              5.7          6.2          7.7             7.3
Dividend payout ratio (percent)                                 72.9         77.1        111.8            79.8
Cash coverage of dividends (year-end) (times)                    2.8          2.5          2.8             2.6
Proceeds from sales of stock (in millions)                       $30          $--          $--              $4
Shares outstanding  (in thousands):
    Average                                                  631,844      631,307      631,307         631,303
    Year-end                                                 632,917      631,307      631,307         631,307
Stockholders of record (year-end)                            247,378      254,568      263,046         273,751
---------------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                        $1,815         $380         $300            $280
Retired                                                        2,575          881          146             201
Preferred Stock  (in millions):
Issued                                                          $410         $100          $--             $--
Retired                                                          326          125           96              21
---------------------------------------------------------------------------------------------------------------
Customers (year-end) (in thousands):
Residential                                                    2,950        2,903        2,865           2,824
Commercial                                                       414          403          396             392
Industrial                                                        18           18           18              18
Other                                                              4            4            4               4
---------------------------------------------------------------------------------------------------------------
Total                                                          3,386        3,328        3,283           3,238
===============================================================================================================
Employees  (year-end):
Core business                                                 28,872       30,144        30,087          30,368
Southern Electric                                                213          258           176             162
---------------------------------------------------------------------------------------------------------------
Total                                                         29,085       30,402        30,263          30,530
===============================================================================================================

                                      II-40A


SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
The Southern Company and Subsidiary Companies 1995 Annual Report
===============================================================================================================
                                                                1988         1987         1986            1985
---------------------------------------------------------------------------------------------------------------
Operating Revenues  (in millions)                             $7,287       $7,204       $7,033          $6,999
Consolidated Net Income (in millions)                           $846         $577         $903            $845
Earnings Per Share of Common Stock                             $1.36        $0.96        $1.56           $1.56
Cash Dividends Paid Per Share of Common Stock                  $1.07        $1.07      $1.0325          $0.975
Return on Average Common Equity (percent)                      13.03         9.27        15.61           16.59
Total Asset (in millions)                                    $19,731       19,518      $18,483         $16,855
Gross Property Additions (in millions)                        $1,754       $1,853       $2,367          $2,242
---------------------------------------------------------------------------------------------------------------
Capitalization  (in millions):
Common stock equity                                           $6,686       $6,307       $6,133          $5,443
Preferred stock                                                1,465        1,363        1,392           1,308
Long-term debt                                                 8,433        8,333        7,812           7,220
---------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                  $16,584      $16,003      $15,337         $13,971
===============================================================================================================
Capitalization Ratios (per(percent):
Common stock equity                                             40.3         39.4         40.0            38.9
Preferred stock                                                  8.8          8.5          9.1             9.4
Long-term debt                                                  50.9         52.1         50.9            51.7
---------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                    100.0        100.0        100.0           100.0
===============================================================================================================
Other Common Stock Data:
Book value per share (year-end)                               $10.60       $10.28       $10.35           $9.72
Market price per share:
    High                                                       12 1/8       14 1/2      13 5/8           11 5/8
    Low                                                        10 1/8        8 7/8      10 1/8            8 7/8
    Close                                                      11 1/8       11 1/8      12 5/8           11 1/8
Market-to-book ratio (year-end)(percent)                       105.5        108.8        122.5           114.5
Price-earnings ratio (year-end) (times)                          8.2         11.7          8.2             7.1
Dividends paid (in millions)                                    $661         $628         $583            $512
Dividend yield (year-end) (percent)                              9.6          9.6          8.4             9.2
Dividend payout ratio (percent)                                 78.1        108.9         64.6            60.6
Cash coverage of dividends (year-end) (times)                    2.3          2.0          2.7             2.6
Proceeds from sales of stock (in millions)                      $194         $247         $379            $373
Shares outstanding (in thousands):
    Average                                                  622,292      601,390      580,252         541,244
    Year-end                                                 630,898      613,565      592,364         560,063
Stockholders of record (year-end)                            290,725      296,079      297,302         318,221
---------------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                          $335         $700         $735             $20
Retired                                                          273          369          875              69
Preferred Stock (in millions):
Issued                                                          $120         $125         $100            $150
Retired                                                           10          160           53               6
---------------------------------------------------------------------------------------------------------------
Customers (year-end) (in thousands):
Residential                                                    2,781        2,733        2,675           2,611
Commercial                                                       384          374          362             348
Industrial                                                        18           18           17              17
Other                                                              4            4            4               4
---------------------------------------------------------------------------------------------------------------
Total                                                          3,187        3,129        3,058           2,980
===============================================================================================================
Employees (year-end):
Core business                                                 32,366       32,557       32,321          32,335
Southern Electric                                                157           55           37              19
---------------------------------------------------------------------------------------------------------------
Total                                                         32,523       32,612       32,358          32,354
===============================================================================================================

                                       II-40B



SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (continued)
The Southern Company and Subsidiary Companies 1995 Annual Report
==============================================================================================
                                                                   1995       1994       1993
----------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                      $2,840     $2,560     $2,696
Commercial                                                        2,485      2,357      2,313
Industrial                                                        2,206      2,162      2,200
Other                                                                72         70         68
----------------------------------------------------------------------------------------------
Total retail                                                      7,603      7,149      7,277
Sales for resale within service area                                399        360        447
Sales for resale outside service area                               415        505        613
----------------------------------------------------------------------------------------------
Total revenues from sales of electricity                          8,417      8,014      8,337
Other revenues                                                      763        283        152
----------------------------------------------------------------------------------------------
Total                                                            $9,180     $8,297     $8,489
==============================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                      39,147     35,836     36,807
Commercial                                                       35,938     34,080     32,847
Industrial                                                       51,644     50,311     48,738
Other                                                               863        844        814
----------------------------------------------------------------------------------------------
Total retail                                                    127,592    121,071    119,206
Sales for resale within service area                              9,472      8,151     13,258
Sales for resale outside service area                             9,143     10,769     12,445
----------------------------------------------------------------------------------------------
Total                                                           146,207    139,991    144,909
==============================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                        7.25       7.14       7.32
Commercial                                                         6.91       6.92       7.04
Industrial                                                         4.27       4.30       4.51
Total retail                                                       5.96       5.90       6.10
Sales for resale                                                   4.38       4.57       4.12
Total sales                                                        5.76       5.72       5.75
Average Annual Kilowatt-Hour Use Per Residential Customer        12,722     11,851     12,378
Average Annual Revenue Per Residential Customer                 $922.83    $846.48    $906.60
Plant Nameplate Capacity Ratings (year-end)(megawatts)           30,733     29,932     29,513
Maximum Peak-Hour Demand  (megawatts):
Winter                                                           21,422     22,254     19,432
Summer                                                           27,420     24,546     25,937
System Reserve Margin (at peak) (percent)                           9.4       19.3       13.2
Annual Load Factor  (percent)                                      59.5       63.5       59.4
Plant Availability (percent):
Fossil-steam                                                       86.7       85.2       87.9
Nuclear                                                            88.3       89.8       85.9
----------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                               72.5       70.8       73.0
Nuclear                                                            16.4       17.9       16.3
Hydro                                                               4.1        4.7        3.9
Oil and gas                                                         1.7        0.9        0.9
Purchased power                                                     5.3        5.7        5.9
----------------------------------------------------------------------------------------------
Total                                                             100.0      100.0      100.0
==============================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                              10,099     10,010      9,994
Cost of fuel per million BTU (cents)                             151.70     155.81     166.85
Average cost of fuel per net kilowatt-hour generated (cents)       1.53       1.56       1.67
----------------------------------------------------------------------------------------------



SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (continued)
The Southern Company and Subsidiary Companies 1995 Annual Report
===================================================================================================================
                                                               1992          1991         1990               1989
-------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                   $2,402       $2,391        $2,342            $2,194
Commercial                                                     2,181        2,122         2,062             1,965
Industrial                                                     2,126        2,088         2,085             2,011
Other                                                             64           65            64                60
-------------------------------------------------------------------------------------------------------------------
Total retail                                                   6,773        6,666         6,553             6,230
Sales for resale within service area                             409          417           412               401
Sales for resale outside service area                            797          884           977               928
-------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                       7,979        7,967         7,942             7,559
Other revenues                                                    94           83           111               161
-------------------------------------------------------------------------------------------------------------------
Total                                                         $8,073       $8,050        $8,053            $7,620
===================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                   33,627       33,622        33,118            31,627
Commercial                                                    31,025       30,379        29,658            28,454
Industrial                                                    47,816       46,050        45,974            45,022
Other                                                            777          817           806               787
-------------------------------------------------------------------------------------------------------------------
Total retail                                                 113,245      110,868        109,556           105,890
Sales for resale within service area                          12,107       12,320         11,134            11,419
Sales for resale outside service area                         16,632       19,839         24,402            24,228
-------------------------------------------------------------------------------------------------------------------
Total                                                        141,984      143,027        145,092           141,537
===================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                     7.14         7.11           7.07              6.94
Commercial                                                      7.03         6.99           6.96              6.91
Industrial                                                      4.45         4.53           4.53              4.47
Total retail                                                    5.98         6.01           5.98              5.88
Sales for resale                                                4.20         4.05           3.91              3.73
Total sales                                                     5.62         5.57           5.47              5.34
Average Annual Kilowatt-Hour Use Per Residential Customer     11,490       11,659         11,637            11,287
Average Annual Revenue Per Residential Customer              $820.67      $829.18        $822.93           $782.90
Plant Nameplate Capacity Ratings (year-end)(megawatts)        29,830       29,915         29,532            29,532
Maximum Peak-Hour Demand (megawatts):
Winter                                                        19,121       19,166         17,629            20,772
Summer                                                        24,146       25,261         25,981            24,399
System Reserve Margin (at peak) (percent)                       14.3         16.5           14.0              21.0
Annual Load Factor (percent)                                    60.3         58.3           56.6              58.6
Plant Availability (percent):
Fossil-steam                                                    88.6         91.3           91.9              92.2
Nuclear                                                         85.2         83.4           83.0              87.0
-------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                            71.7         72.6           72.1              71.5
Nuclear                                                         16.2         16.2           15.6              15.7
Hydro                                                            4.6          4.4            4.4               5.2
Oil and gas                                                      0.5          0.6            1.3               1.1
Purchased power                                                  7.0          6.2            6.6               6.5
-------------------------------------------------------------------------------------------------------------------
                                                               100.0        100.0          100.0             100.0
Total
===================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                            9,976       10,022         10,065            10,086
Cost of fuel per million BTU (cents)                          162.58       168.28         172.81            171.00
Average cost of fuel per net kilowatt-hour generated (cents)    1.62         1.69           1.74              1.72
-------------------------------------------------------------------------------------------------------------------

                                       II-42A


SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA (continued)
The Southern Company and Subsidiary Companies 1995 Annual Report
=================================================================================================================
                                                                   1988       1987         1986            1985
-----------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                      $2,103     $2,042       $1,996          $1,825
Commercial                                                        1,835      1,692        1,613           1,512
Industrial                                                        1,945      1,870        1,845           1,830
Other                                                                56         54           52              50
-----------------------------------------------------------------------------------------------------------------
Total retail                                                      5,939      5,658        5,506           5,217
Sales for resale within service area                                480        461          511             436
Sales for resale outside service area                               777      1,028          957           1,289
-----------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                          7,196      7,147        6,974           6,942
Other revenues                                                       91         57           59              57
-----------------------------------------------------------------------------------------------------------------
Total                                                            $7,287     $7,204       $7,033          $6,999
=================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                      31,041     30,583       29,501           27,088
Commercial                                                       27,005     25,593       24,166           22,512
Industrial                                                       43,675     42,113       40,503           39,804
Other                                                               763        737          723              713
-----------------------------------------------------------------------------------------------------------------
Total retail                                                    102,484     99,026       94,893           90,117
Sales for resale within service area                             14,806     13,282       14,347           11,079
Sales for resale outside service area                            15,860     22,905       16,909           27,881
-----------------------------------------------------------------------------------------------------------------
Total                                                           133,150    135,213      126,149          129,077
=================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                        6.77       6.68         6.77             6.74
Commercial                                                         6.79       6.61         6.67             6.71
Industrial                                                         4.45       4.44         4.56             4.60
Total retail                                                       5.80       5.71         5.80             5.79
Sales for resale                                                   4.10       4.11         4.69             4.43
Total sales                                                        5.40       5.29         5.53             5.38
Average Annual Kilowatt-Hour Use Per Residential Customer        11,255     11,307       11,157           10,515
Average Annual Revenue Per Residential Customer                 $762.42    $754.96      $754.93          $708.46
Plant Nameplate Capacity Ratings (year-end) (megawatts)          27,552     27,610       26,262           26,262
Maximum Peak-Hour Demand  megawatts):
Winter                                                           18,685     18,185       19,665           19,347
Summer                                                           23,641     23,194       23,255           21,778
System Reserve Margin  (at peak) (percent)                         15.0       16.2         11.4             17.6
Annual Load Factor  (percent)                                      59.8       58.7         57.2             57.4
Plant Availability (percent):
Fossil-steam                                                       91.3       91.2         90.3             90.5
Nuclear                                                            78.4       84.5         74.2             80.3
-----------------------------------------------------------------------------------------------------------------
Source of Energy Supply  (percent):
Coal                                                               77.7       77.8         79.4             78.5
Nuclear                                                            14.5       13.1         11.5             12.0
Hydro                                                               2.3        3.3          2.2              3.1
Oil and gas                                                         0.7        0.6          0.9              0.3
Purchased power                                                     4.8        5.2          6.0              6.1
-----------------------------------------------------------------------------------------------------------------
Total                                                             100.0      100.0        100.0            100.0
=================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                              10,094     10,122       10,171           10,193
Cost of fuel per million BTU (cents)                             170.36     176.64       185.89           191.24
Average cost of fuel per net kilowatt-hour generated (cents)       1.72       1.78         1.89             1.95
-----------------------------------------------------------------------------------------------------------------

                                          II-42B

CONSOLIDATED STATEMENTS OF INCOME
The Southern Company and Subsidiary Companies
==============================================================================================
For the Years Ended December 31,                                     1995      1994       1993
----------------------------------------------------------------------------------------------
(Millions of Dollars)
----------------------------------------------------------------------------------------------
Operating Revenues                                              $   9,180 $   8,297 $    8,489
----------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                              2,126     2,058      2,265
  Purchased power                                                     491       277        336
  Proceeds from settlement of disputed contracts                        -         -         (3)
  Other                                                             1,626     1,505      1,448
 Maintenance                                                          683       660        653
 Depreciation and amortization                                        904       821        793
 Amortization of deferred Plant Vogtle cost, net                      124        75         36
 Taxes other than income taxes                                        535       475        462
 Federal and state income taxes                                       805       711        734
----------------------------------------------------------------------------------------------
Total operating expenses                                            7,294     6,582      6,724
----------------------------------------------------------------------------------------------
Operating Income                                                    1,886     1,715      1,765
Other Income (Expense):
 Allowance for equity funds used during construction                    5        11          9
 Deferred return on Plant Vogtle                                        -         -          -
 Write-off of Plant Vogtle costs                                        -         -          -
 Income tax reduction for write-off of Plant Vogtle costs               -         -          -
 Interest income                                                       38        32         30
 Other, net                                                           (65)      (28)       (34)
 Income taxes applicable to other income                               36        26         57
----------------------------------------------------------------------------------------------
Income Before Interest Charges                                      1,900     1,756      1,827
----------------------------------------------------------------------------------------------
Interest Charges and Preferred Dividends:
 Interest on long-term debt                                           557       568        595
 Allowance for debt funds used during construction                    (20)      (18)       (13)
 Interest on interim obligations                                       63        33         30
 Amortization of debt discount, premium, and expense, net              44        30         26
 Other interest charges                                                52        47         87
 Minority interest in subsidiaries                                     13        20          7
 Preferred and preference dividends of subsidiary companies            88        87         93
----------------------------------------------------------------------------------------------
Net interest charges and preferred and preference dividends           797       767        825
----------------------------------------------------------------------------------------------
Consolidated Net Income                                         $   1,103 $     989 $    1,002
----------------------------------------------------------------------------------------------
Earnings Per Share of Common Stock                                  $1.66     $1.52      $1.57
Average Number of Shares of Common Stock Outstanding (Thousands)  665,064   649,927    637,319
==============================================================================================

CONSOLIDATED STATEMENTS OF INCOME
The Southern Company and Subsidiary Companies
==============================================================================================
For the Years Ended December 31,                                   1992      1991       1990
----------------------------------------------------------------------------------------------
(Millions of Dollars)
----------------------------------------------------------------------------------------------
Operating Revenues                                              $   8,073 $   8,050 $    8,053
----------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                              2,114     2,237      2,327
  Purchased power                                                     454       468        642
  Proceeds from settlement of disputed contracts                       (7)     (181)         -
  Other                                                             1,317     1,321      1,161
 Maintenance                                                          613       637        602
 Depreciation and amortization                                        768       763        749
 Amortization of deferred Plant Vogtle cost, net                      (31)       16         31
 Taxes other than income taxes                                        436       432        397
 Federal and state income taxes                                       647       618        520
----------------------------------------------------------------------------------------------
Total operating expenses                                            6,311     6,311      6,429
----------------------------------------------------------------------------------------------
Operating Income                                                    1,762     1,739      1,624
Other Income (Expense):
 Allowance for equity funds used during construction                   10        13         33
 Deferred return on Plant Vogtle                                        -        35         83
 Write-off of Plant Vogtle costs                                        -         -       (281)
 Income tax reduction for write-off of Plant Vogtle costs               -         -         63
 Interest income                                                       32        30         28
 Other, net                                                           (50)      (57)       (55)
 Income taxes applicable to other income                               39        21         36
----------------------------------------------------------------------------------------------
Income Before Interest Charges                                      1,793     1,781      1,531
----------------------------------------------------------------------------------------------
Interest Charges and Preferred Dividends:
 Interest on long-term debt                                           684       757        788
 Allowance for debt funds used during construction                    (12)      (18)       (34)
 Interest on interim obligations                                       16        20         22
 Amortization of debt discount, premium, and expense, net              14         9         10
 Other interest charges                                                34        29         26
 Minority interest in subsidiaries                                      -         -          -
 Preferred and preference dividends of subsidiary companies           104       108        115
----------------------------------------------------------------------------------------------
Net interest charges and preferred and preference dividends           840       905        927
----------------------------------------------------------------------------------------------
Consolidated Net Income                                         $     953 $     876 $      604
==============================================================================================
Earnings Per Share of Common Stock                                  $1.51     $1.39      $0.96
Average Number of Shares of Common Stock Outstanding (Thousands)  631,844   631,307    631,307
==============================================================================================

                                     II-44A

CONSOLIDATED STATEMENTS OF INCOME
The Southern Company and Subsidiary Companies
==============================================================================================
For the Years Ended December 31,                                   1989      1988       1987
----------------------------------------------------------------------------------------------
(Millions of Dollars)
----------------------------------------------------------------------------------------------
Operating Revenues                                              $   7,620 $   7,287 $    7,204
----------------------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                              2,241     2,213      2,303
  Purchased power                                                     575       562        552
  Proceeds from settlement of disputed contracts                        -         -          -
  Other                                                             1,103     1,167      1,219
 Maintenance                                                          542       547        574
 Depreciation and amortization                                        698       632        563
 Amortization of deferred Plant Vogtle cost, net                      (39)       (8)      (142)
 Taxes other than income taxes                                        356       362        349
 Federal and state income taxes                                       525       412        517
----------------------------------------------------------------------------------------------
Total operating expenses                                            6,001     5,887      5,935
----------------------------------------------------------------------------------------------
Operating Income                                                    1,619     1,400      1,269
Other Income (Expense):
 Allowance for equity funds used during construction                   71       138        190
 Deferred return on Plant Vogtle                                       48       107        115
 Write-off of Plant Vogtle costs                                        -         -       (358)
 Income tax reduction for write-off of Plant Vogtle costs               -         -        129
 Interest income                                                       28        46         77
 Other, net                                                           (50)      (30)       (59)
 Income taxes applicable to other income                               30        23         19
----------------------------------------------------------------------------------------------
Income Before Interest Charges                                      1,746     1,684      1,382
----------------------------------------------------------------------------------------------
Interest Charges and Preferred Dividends:
 Interest on long-term debt                                           791       784        776
 Allowance for debt funds used during construction                    (63)     (130)      (157)
 Interest on interim obligations                                       12        22         24
 Amortization of debt discount, premium, and expense, net              11        10          8
 Other interest charges                                                26        32         29
 Minority interest in subsidiaries                                      -         -          -
 Preferred and preference dividends of subsidiary companies           123       120        125
----------------------------------------------------------------------------------------------
Net interest charges and preferred and preference dividends           900       838        805
----------------------------------------------------------------------------------------------
Consolidated Net Income                                         $     846 $     846 $      577
==============================================================================================
Earnings Per Share of Common Stock                                  $1.34     $1.36      $0.96
Average Number of Shares of Common Stock Outstanding (Thousands)  631,303   622,292    601,390
==============================================================================================

                                     II-44B

CONSOLIDATED STATEMENTS OF INCOME
The Southern Company and Subsidiary Companies
===================================================================================
For the Years Ended December 31,                                   1986      1985
-----------------------------------------------------------------------------------
(Millions of Dollars)
-----------------------------------------------------------------------------------
Operating Revenues                                              $   7,033 $   6,999
-----------------------------------------------------------------------------------
Operating Expenses:
 Operation --
  Fuel                                                              2,316     2,431
  Purchased power                                                     386       456
  Proceeds from settlement of disputed contracts                        -         -
  Other                                                             1,045       941
 Maintenance                                                          576       562
 Depreciation and amortization                                        510       471
 Amortization of deferred Plant Vogtle cost, net                        -         -
 Taxes other than income taxes                                        315       303
 Federal and state income taxes                                       672       649
-----------------------------------------------------------------------------------
Total operating expenses                                            5,820     5,813
-----------------------------------------------------------------------------------
Operating Income                                                    1,213     1,186
Other Income (Expense):
 Allowance for equity funds used during construction                  312       269
 Deferred return on Plant Vogtle                                        -         -
 Write-off of Plant Vogtle costs                                        -         -
 Income tax reduction for write-off of Plant Vogtle costs               -         -
 Interest income                                                       66        70
 Other, net                                                           (20)        -
 Income taxes applicable to other income                                -       (19)
-----------------------------------------------------------------------------------
Income Before Interest Charges                                      1,571     1,506
-----------------------------------------------------------------------------------
Interest Charges and Preferred Dividends:
 Interest on long-term debt                                           782       755
 Allowance for debt funds used during construction                   (260)     (254)
 Interest on interim obligations                                        4        21
 Amortization of debt discount, premium, and expense, net               6         3
 Other interest charges                                                15        17
 Minority interest in subsidiaries                                      -         -
 Preferred and preference dividends of subsidiary companies           121       119
-----------------------------------------------------------------------------------
Net interest charges and preferred and preference dividends           668       661
-----------------------------------------------------------------------------------
Consolidated Net Income                                         $     903 $     845
===================================================================================
Earnings Per Share of Common Stock                                  $1.56     $1.56
Average Number of Shares of Common Stock Outstanding (Thousands)  580,252   541,244
===================================================================================

                                     II-44C

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Southern Company and Subsidiary Companies
================================================================================================
For the Years Ended December 31,                                   1995        1994       1993
------------------------------------------------------------------------------------------------
(Millions of Dollars)
Operating Activities:
Net income                                                      $   1,103   $     989   $  1,002
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                  1,134       1,050      1,011
     Deferred income taxes, net                                       116          (3)       209
     Deferred investment tax credits, net                               1          (1)       (20)
     Allowance for equity funds used during construction               (5)        (11)        (9)
     Amortization of deferred Plant Vogtle costs                      124          75         36
     Write-off of Plant Vogtle costs                                    -           -          -
     Non-cash proceeds from settlement of disputed contracts            -           -          -
     Other, net                                                       (85)         (7)       (45)
     Changes in certain current assets and liabilities --
       Receivables                                                   (109)        114        (55)
       Inventories                                                     39        (128)       136
       Payables                                                      (138)         81         43
       Taxes accrued                                                    -           -          3
       Other                                                          135         (48)       (64)
-------------------------------------------------------------------------------------------------
Net cash provided from operating activities                         2,315       2,111      2,247
-------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                           (1,401)     (1,536)    (1,441)
Foreign utility operations                                         (1,416)       (405)      (465)
Sales of property                                                     287         171        262
Other                                                                 153         (87)       (37)
-------------------------------------------------------------------------------------------------
Net cash used for investing activities                             (2,377)     (1,857)    (1,681)
-------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
   Common stock                                                       277         279        205
   Preferred securities                                                 -         100          -
   Preferred stock                                                      -           -        426
   First mortgage bonds                                               375         185      2,185
   Pollution control bonds                                            731         749        386
   Other long-term debt                                             1,074         439        206
   Prepaid capacity revenues                                            -           -          -
Retirements:
   Preferred and preference stock                                      (1)         (1)      (516)
   First mortgage bonds                                              (538)       (241)    (2,178)
   Pollution control bonds                                           (721)       (732)      (351)
   Other long-term debt                                              (181)       (307)       (99)
Interim obligations, net                                              727          37        114
Payment of common stock dividends                                    (811)       (766)      (726)
Miscellaneous                                                        (237)        (35)      (137)
-------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                695        (293)      (485)
-------------------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                 633         (39)        81
Cash and Cash Equivalents at Beginning of Year                        139         178         97
-------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                        $     772   $     139   $    178
=================================================================================================
( ) Denotes use of cash.

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Southern Company and Subsidiary Companies
==================================================================================================
For the Years Ended December 31,                                    1992         1991      1990
--------------------------------------------------------------------------------------------------
(Millions of Dollars)
Operating Activities:
Net income                                                         $   953     $    876   $   604
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                     969          968       982
     Deferred income taxes, net                                        221           26       158
     Deferred investment tax credits, net                               (6)         (11)        -
     Allowance for equity funds used during construction               (10)         (13)      (33)
     Amortization of deferred Plant Vogtle costs                       (31)         (19)      (52)
     Write-off of Plant Vogtle costs                                     -            -       281
     Non-cash proceeds from settlement of disputed contracts            (7)        (141)        -
     Other, net                                                        (25)          45       (10)
     Changes in certain current assets and liabilities --
       Receivables                                                     (10)          68         8
       Inventories                                                     (23)          20       (82)
       Payables                                                         35          (13)      (41)
       Taxes accrued                                                   (62)         107        (5)
       Other                                                            (9)         (46)      (34)
--------------------------------------------------------------------------------------------------
Net cash provided from operating activities                          1,995        1,867     1,776
--------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                            (1,105)      (1,123)   (1,185)
Foreign utility operations                                               -            -         -
Sales of property                                                       44          291        35
Other                                                                   61          (45)       14
--------------------------------------------------------------------------------------------------
Net cash used for investing activities                              (1,000)        (877)   (1,136)
--------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
   Common stock                                                         30            -         -
   Preferred securities                                                  -            -         -
   Preferred stock                                                     410          100         -
   First mortgage bonds                                              1,815          380       300
   Pollution control bonds                                             208          126         -
   Other long-term debt                                                 48           14        74
   Prepaid capacity revenues                                             -           53         -
Retirements:
   Preferred and preference stock                                     (326)        (125)      (96)
   First mortgage bonds                                             (2,575)        (881)     (146)
   Pollution control bonds                                            (208)        (130)       (3)
   Other long-term debt                                                (88)         (70)     (207)
Interim obligations, net                                               525          180        78
Payment of common stock dividends                                     (695)        (676)     (676)
Miscellaneous                                                         (148)         (41)       (8)
--------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities              (1,004)      (1,070)     (684)
--------------------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                   (9)         (80)      (44)
Cash and Cash Equivalents at Beginning of Year                         106          186       230
--------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                           $    97     $    106   $   186
==================================================================================================
( ) Denotes use of cash.

                                     II-46A

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Southern Company and Subsidiary Companies

==========================================================================================================
For the Years Ended December 31,                                         1989        1988          1987
----------------------------------------------------------------------------------------------------------
(Millions of Dollars)
Operating Activities:
Net income                                                             $    846    $    846     $     577
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                          951         837           742
     Deferred income taxes, net                                             225         206           198
     Deferred investment tax credits, net                                    (1)         27            20
     Allowance for equity funds used during construction                    (71)       (138)         (190)
     Amortization of deferred Plant Vogtle costs                            (87)       (115)         (257)
     Write-off of Plant Vogtle costs                                          -           -           358
     Non-cash proceeds from settlement of disputed contracts                  -           -             -
     Other, net                                                             (28)         46            87
     Changes in certain current assets and liabilities --
       Receivables                                                         (123)        (21)         (113)
       Inventories                                                            6         (47)          (62)
       Payables                                                             (23)         (6)          125
       Taxes accrued                                                        (15)         29           (34)
       Other                                                                156         (40)           42
----------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                               1,836       1,624         1,493
----------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                 (1,346)     (1,754)       (1,853)
Foreign utility operations                                                    -           -             -
Sales of property                                                             -           -            12
Other                                                                        54          (2)           64
----------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                   (1,292)     (1,756)       (1,777)
----------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
   Common stock                                                               4         194           247
   Preferred securities                                                       -           -             -
   Preferred stock                                                            -         120           125
   First mortgage bonds                                                     280         335           700
   Pollution control bonds                                                  104          73           228
   Other long-term debt                                                      74          68            81
   Prepaid capacity revenues                                                  -           -             -
Retirements:
   Preferred and preference stock                                           (21)        (10)         (160)
   First mortgage bonds                                                    (201)       (273)         (369)
   Pollution control bonds                                                  (55)         (1)         (122)
   Other long-term debt                                                     (83)       (108)          (56)
Interim obligations, net                                                     27        (300)          313
Payment of common stock dividends                                          (675)       (661)         (628)
Miscellaneous                                                               (10)        (20)          (58)
----------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                     (556)       (583)          301
----------------------------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                       (12)       (715)           17
Cash and Cash Equivalents at Beginning of Year                              242         957           940
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                               $    230    $    242     $     957
==========================================================================================================
( ) Denotes use of cash.

                                     II-46B

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Southern Company and Subsidiary Companies

========================================================================================
For the Years Ended December 31,                                       1986         1985
----------------------------------------------------------------------------------------
(Millions of Dollars)
Operating Activities:
Net income                                                         $    903    $    845
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                      674         623
     Deferred income taxes, net                                         465         242
     Deferred investment tax credits, net                               132         184
     Allowance for equity funds used during construction               (312)       (269)
     Amortization of deferred Plant Vogtle costs                          -           -
     Write-off of Plant Vogtle costs                                      -           -
     Non-cash proceeds from settlement of disputed contracts              -           -
     Other, net                                                          15          17
     Changes in certain current assets and liabilities --
       Receivables                                                       38         (89)
       Inventories                                                      (37)        127
       Payables                                                          48          38
       Taxes accrued                                                     24         (65)
       Other                                                            (56)         84
----------------------------------------------------------------------------------------
Net cash provided from operating activities                           1,894       1,737
----------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                             (2,367)     (2,242)
Foreign utility operations                                                -           -
Sales of property                                                         -           1
Other                                                                    46         126
----------------------------------------------------------------------------------------
Net cash used for investing activities                               (2,321)     (2,115)
----------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
   Common stock                                                         379         373
   Preferred securities                                                   -           -
   Preferred stock                                                      100         150
   First mortgage bonds                                                 735          20
   Pollution control bonds                                              386         635
   Other long-term debt                                                 367          68
   Prepaid capacity revenues                                            100           -
Retirements:
   Preferred and preference stock                                       (53)         (6)
   First mortgage bonds                                                (875)        (69)
   Pollution control bonds                                              (21)          -
   Other long-term debt                                                 (55)        (54)
Interim obligations, net                                                (37)        (77)
Payment of common stock dividends                                      (583)       (512)
Miscellaneous                                                           (82)        (24)
----------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  361         504
----------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                   (66)        126
Cash and Cash Equivalents at Beginning of Year                        1,006         880
----------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                           $    940    $  1,006
========================================================================================
( ) Denotes use of cash.

                                     II-46C

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies
============================================================================================================================
At December 31,                                                                   1995              1994             1993
----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                                     $   8,533        $    8,778        $   8,006
    Nuclear                                                                        5,956             5,942            5,930
    Hydro                                                                          1,477             1,341            1,263
----------------------------------------------------------------------------------------------------------------------------
      Total production                                                            15,966            16,061           15,199
  Transmission                                                                     3,452             3,504            3,224
  Distribution                                                                     7,583             7,243            6,848
  General                                                                          2,436             2,380            2,395
  SEI utility plant                                                                2,420                 -                -
  Construction work in progress                                                      990             1,247            1,031
  Nuclear fuel, at amortized cost                                                    225               238              229
----------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                          33,072            30,673           28,926
----------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                                      21                21               21
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                           33,093            30,694           28,947
----------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                        10,056             9,567            8,924
  Steam heat                                                                          11                10               10
----------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                  10,067             9,577            8,934
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                         23,026            21,117           20,013
----------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                                -                 -                -
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                         23,026            21,117           20,013
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                            -                 -                -
  Argentine operating concession, being amortized                                    431               446              469
  Nuclear decommissioning trusts                                                     201               125               88
  Miscellaneous                                                                      661               236              179
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          1,293               807              736
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                          772               139              178
  Investment securities                                                                -                 -                -
  Receivables, net                                                                 1,172               840              962
  Accrued utility revenues                                                           347               218              185
  Fossil fuel stock, at average cost                                                 327               354              254
  Materials and supplies, at average cost                                            552               553              535
  Prepayments                                                                        266               194              148
  Vacation pay deferred                                                               74                70               73
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          3,510             2,368            2,335
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                         1,386             1,454            1,546
  Deferred Plant Vogtle costs                                                        308               432              507
  Deferred fuel charges                                                               34                47               70
  Debt expense, being amortized                                                      100                48               33
  Premium on reacquired debt, being amortized                                        295               298              288
  Miscellaneous                                                                      602               471              383
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          2,725             2,750            2,827
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $  30,554        $   27,042        $  25,911
============================================================================================================================

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies
============================================================================================================================
At December 31,                                                                   1992              1991             1990
----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                                     $   8,033        $    7,997        $   7,661
    Nuclear                                                                        5,912             5,902            5,820
    Hydro                                                                          1,253             1,247            1,222
----------------------------------------------------------------------------------------------------------------------------
      Total production                                                            15,198            15,146           14,703
  Transmission                                                                     3,093             2,955            2,824
  Distribution                                                                     6,430             6,092            5,738
  General                                                                          2,291             2,196            2,078
  SEI utility plant                                                                    -                 -                -
  Construction work in progress                                                      665               603            1,092
  Nuclear fuel, at amortized cost                                                    257               301              354
----------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                          27,934            27,293           26,789
----------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                                      21                20               20
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                           27,955            27,313           26,809
----------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                         8,271             7,676            7,079
  Steam heat                                                                           9                 8                8
----------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                   8,280             7,684            7,087
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                         19,675            19,629           19,722
----------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                            3,186             3,020            2,911
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                         16,489            16,609           16,811
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                            -               202                -
  Argentine operating concession, being amortized                                      -                 -                -
  Nuclear decommissioning trusts                                                      52                26                2
  Miscellaneous                                                                       75                83               83
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            127               311               85
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                           97               106              186
  Investment securities                                                              199                 -                -
  Receivables, net                                                                   742               723              793
  Accrued utility revenues                                                           177               160              151
  Fossil fuel stock, at average cost                                                 392               445              467
  Materials and supplies, at average cost                                            533               457              456
  Prepayments                                                                        220               222              193
  Vacation pay deferred                                                               70                70               64
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          2,430             2,183            2,310
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                             -                 -                -
  Deferred Plant Vogtle costs                                                        383               375              364
  Deferred fuel charges                                                               89               106              126
  Debt expense, being amortized                                                       28                23               23
  Premium on reacquired debt, being amortized                                        222               126               99
  Miscellaneous                                                                      270               130              137
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            992               760              749
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $  20,038        $   19,863        $  19,955
============================================================================================================================

                                     II-48A

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies
============================================================================================================================
At December 31,                                                                   1989              1988             1987
----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                                     $   7,565        $    6,226        $   6,157
    Nuclear                                                                        5,976             4,995            4,987
    Hydro                                                                          1,215             1,197            1,192
----------------------------------------------------------------------------------------------------------------------------
      Total production                                                            14,756            12,418           12,336
  Transmission                                                                     2,683             2,500            2,388
  Distribution                                                                     5,365             4,944            4,510
  General                                                                          2,026             1,865            1,674
  SEI utility plant                                                                    -                 -                -
  Construction work in progress                                                    1,006             3,071            2,519
  Nuclear fuel, at amortized cost                                                    402               481              479
----------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                          26,238            25,279           23,906
----------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                                      20                20               20
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                           26,258            25,299           23,926
----------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                         6,492             5,885            5,355
  Steam heat                                                                           7                 6                6
----------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                   6,499             5,891            5,361
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                         19,759            19,408           18,565
----------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                            2,759             2,559            2,371
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                         17,000            16,849           16,194
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                            -                 -                -
  Argentine operating concession, being amortized                                      -                 -                -
  Nuclear decommissioning trusts                                                       -                 -                -
  Miscellaneous                                                                       85                88               70
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                             85                88               70
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                          230               242              957
  Investment securities                                                                -                 -                -
  Receivables, net                                                                   765               687              687
  Accrued utility revenues                                                           189               148              139
  Fossil fuel stock, at average cost                                                 427               490              513
  Materials and supplies, at average cost                                            413               348              278
  Prepayments                                                                        192               174              136
  Vacation pay deferred                                                               65                63               59
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          2,281             2,152            2,769
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                             -                 -                -
  Deferred Plant Vogtle costs                                                        322               270              173
  Deferred fuel charges                                                              143               157              112
  Debt expense, being amortized                                                       24                24               25
  Premium on reacquired debt, being amortized                                        103               102               95
  Miscellaneous                                                                      134                89               80
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            726               642              485
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $  20,092        $   19,731        $  19,518
============================================================================================================================

                                     II-48B

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies
===========================================================================================================
At December 31,                                                                   1986              1985
-----------------------------------------------------------------------------------------------------------
(Millions of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                                     $   5,415        $    5,274
    Nuclear                                                                        2,490             2,341
    Hydro                                                                          1,184             1,162
-----------------------------------------------------------------------------------------------------------
      Total production                                                             9,089             8,777
  Transmission                                                                     2,254             2,001
  Distribution                                                                     4,131             3,793
  General                                                                          1,504             1,243
  SEI utility plant                                                                    -                 -
  Construction work in progress                                                    5,162             4,278
  Nuclear fuel, at amortized cost                                                    520               497
-----------------------------------------------------------------------------------------------------------
    Total electric plant                                                          22,660            20,589
-----------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                                      35                32
-----------------------------------------------------------------------------------------------------------
    Total utility plant                                                           22,695            20,621
-----------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                         4,879             4,472
  Steam heat                                                                          13                11
-----------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                   4,892             4,483
-----------------------------------------------------------------------------------------------------------
    Total                                                                         17,803            16,138
-----------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                            2,212             1,976
-----------------------------------------------------------------------------------------------------------
    Total                                                                         15,591            14,162
-----------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                            -                 -
  Argentine operating concession, being amortized                                      -                 -
  Nuclear decommissioning trusts                                                       -                 -
  Miscellaneous                                                                       69                36
-----------------------------------------------------------------------------------------------------------
    Total                                                                             69                36
-----------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                          940             1,006
  Investment securities                                                                -                 -
  Receivables, net                                                                   657               685
  Accrued utility revenues                                                            83                92
  Fossil fuel stock, at average cost                                                 501               503
  Materials and supplies, at average cost                                            228               188
  Prepayments                                                                         70                22
  Vacation pay deferred                                                               56                53
-----------------------------------------------------------------------------------------------------------
    Total                                                                          2,535             2,549
-----------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                             -                 -
  Deferred Plant Vogtle costs                                                          -                 -
  Deferred fuel charges                                                              121                 -
  Debt expense, being amortized                                                       24                24
  Premium on reacquired debt, being amortized                                         70                 -
  Miscellaneous                                                                       73                84
-----------------------------------------------------------------------------------------------------------
    Total                                                                            288               108
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                   $  18,483        $   16,855
===========================================================================================================

                                                  II-48C

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies
============================================================================================================================
At December 31,                                                                   1995              1994             1993
----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $   3,348        $    3,283        $   3,213
  Paid-in capital                                                                  1,940             1,711            1,502
  Premium on preferred stock                                                           1                 1                1
  Retained Earnings                                                                3,483             3,191            2,968
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                            8,772             8,186            7,684
  Preferred stock                                                                  1,332             1,332            1,332
  Preferred stock subject to mandatory redemption                                      -                 -                1
  Subsidiary obligated mandatorily redeemable preferred securities                   100               100                -
  Long-term debt                                                                   8,306             7,593            7,412
----------------------------------------------------------------------------------------------------------------------------
    Total  (excluding amount due within one year)                                 18,510            17,211           16,429
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                             445               575              865
  Commercial paper                                                                 1,225               403               76
  Preferred stock due within one year                                                  -                 1                1
  Long-term debt due within one year                                                 509               228              156
  Accounts payable                                                                   785               806              698
  Customer deposits                                                                  216               102              103
  Taxes accrued                                                                      272               153              206
  Interest accrued                                                                   199               190              186
  Vacation pay accrued                                                               100                87               90
  Miscellaneous                                                                      530               233              190
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          4,281             2,778            2,571
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                4,611             4,007            3,979
  Deferred credits related to income taxes                                           936               987            1,051
  Accumulated deferred investment tax credits                                        820               858              900
  Minority interest                                                                  231               267                -
  Prepaid capacity revenues, net                                                     131               138              144
  Disallowed Plant Vogtle capacity buyback costs                                      59                60               63
  Miscellaneous                                                                      975               736              774
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          7,763             7,053            6,911
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $  30,554        $   27,042        $  25,911
============================================================================================================================

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies
============================================================================================================================
At December 31,                                                                   1992              1991             1990
----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $   1,582        $    1,578        $   1,578
  Paid-in capital                                                                  2,929             2,906            2,906
  Premium on preferred stock                                                           2                 2                3
  Retained Earnings                                                                2,721             2,490            2,296
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                            7,234             6,976            6,783
  Preferred stock                                                                  1,351             1,207            1,207
  Preferred stock subject to mandatory redemption                                      8               126              151
  Subsidiary obligated mandatorily redeemable preferred securities                     -                 -                -
  Long-term debt                                                                   7,241             7,992            8,458
----------------------------------------------------------------------------------------------------------------------------
    Total  (excluding amount due within one year)                                 15,834            16,301           16,599
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                             567               302              122
  Commercial paper                                                                   260                 -                -
  Preferred stock due within one year                                                 65                 7                7
  Long-term debt due within one year                                                 188               217              308
  Accounts payable                                                                   646               585              616
  Customer deposits                                                                   99                95               91
  Taxes accrued                                                                      172               215              144
  Interest accrued                                                                   191               221              246
  Vacation pay accrued                                                                86                84               75
  Miscellaneous                                                                      242               229              233
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          2,516             1,955            1,842
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                    -                 -                -
  Deferred credits related to income taxes                                             -                 -                -
  Accumulated deferred investment tax credits                                        957             1,004            1,063
  Minority interest                                                                    -                 -                -
  Prepaid capacity revenues, net                                                     148               149              100
  Disallowed Plant Vogtle capacity buyback costs                                      72               110              136
  Miscellaneous                                                                      511               344              215
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          1,688             1,607            1,514
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $  20,038        $   19,863        $  19,955
============================================================================================================================

                                     II-50A

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies
============================================================================================================================
At December 31,                                                                   1989              1988             1987
----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $   1,578        $    1,577        $   1,534
  Paid-in capital                                                                  2,906             2,903            2,752
  Premium on preferred stock                                                           3                 3                3
  Retained Earnings                                                                2,374             2,203            2,018
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                            6,861             6,686            6,307
  Preferred stock                                                                  1,209             1,259            1,139
  Preferred stock subject to mandatory redemption                                    191               206              224
  Subsidiary obligated mandatorily redeemable preferred securities                     -                 -                -
  Long-term debt                                                                   8,575             8,433            8,333
----------------------------------------------------------------------------------------------------------------------------
    Total  (excluding amount due within one year)                                 16,836            16,584           16,003
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                              44                17              317
  Commercial paper                                                                     -                 -                -
  Preferred stock due within one year                                                 61                17                9
  Long-term debt due within one year                                                 169               190              192
  Accounts payable                                                                   676               728              747
  Customer deposits                                                                   89                83               86
  Taxes accrued                                                                      181               203              221
  Interest accrued                                                                   233               240              233
  Vacation pay accrued                                                                75                74               68
  Miscellaneous                                                                      252               104              110
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          1,780             1,656            1,983
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                    -                 -                -
  Deferred credits related to income taxes                                             -                 -                -
  Accumulated deferred investment tax credits                                      1,111             1,161            1,180
  Minority interest                                                                    -                 -                -
  Prepaid capacity revenues, net                                                     102                81              104
  Disallowed Plant Vogtle capacity buyback costs                                      73               104               79
  Miscellaneous                                                                      190               145              169
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          1,476             1,491            1,532
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $  20,092        $   19,731        $  19,518
============================================================================================================================

                                     II-50B

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies
===========================================================================================================
At December 31,                                                                   1986              1985
-----------------------------------------------------------------------------------------------------------
(Millions of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $   1,481        $    1,400
  Paid-in capital                                                                  2,558             2,259
  Premium on preferred stock                                                           5                 7
  Retained Earnings                                                                2,089             1,777
-----------------------------------------------------------------------------------------------------------
    Total common equity                                                            6,133             5,443
  Preferred stock                                                                  1,214             1,114
  Preferred stock subject to mandatory redemption                                    177               194
  Subsidiary obligated mandatorily redeemable preferred securities                     -                 -
  Long-term debt                                                                   7,813             7,220
-----------------------------------------------------------------------------------------------------------
    Total  (excluding amount due within one year)                                 15,337            13,971
-----------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                               4                41
  Commercial paper                                                                     -                 -
  Preferred stock due within one year                                                 15                51
  Long-term debt due within one year                                                 251               303
  Accounts payable                                                                   737               689
  Customer deposits                                                                   82                80
  Taxes accrued                                                                      259               144
  Interest accrued                                                                   221               226
  Vacation pay accrued                                                                66                63
  Miscellaneous                                                                      111               117
-----------------------------------------------------------------------------------------------------------
    Total                                                                          1,746             1,714
-----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                    -                 -
  Deferred credits related to income taxes                                             -                 -
  Accumulated deferred investment tax credits                                      1,208             1,114
  Minority interest                                                                    -                 -
  Prepaid capacity revenues, net                                                     101                 -
  Disallowed Plant Vogtle capacity buyback costs                                       -                 -
  Miscellaneous                                                                       91                56
-----------------------------------------------------------------------------------------------------------
    Total                                                                          1,400             1,170
-----------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $  18,483        $   16,855
===========================================================================================================

                                                  II-50C

                             ALABAMA POWER COMPANY

                               FINANCIAL SECTION

Management's Report
Alabama Power Company 1995 Annual Report

The management of Alabama Power Company has prepared -- and is responsible for -- the financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

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




/s/  Elmer B. Harris
Elmer B. Harris
President
and Chief Executive Officer



/s/  William B. Hutchins, III
William B. Hutchins, III
Executive Vice President
and Chief Financial Officer



February 21, 1996

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
of Alabama Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Alabama Power Company (an Alabama corporation and wholly owned subsidiary of The Southern Company) as of December 31, 1995 and 1994, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages II-61 through II-78) referred to above present fairly, in all material respects, the financial position of Alabama Power Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.






/s/  Arthur Andersen LLP

Birmingham, Alabama
February 21, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Alabama Power Company 1995 Annual Report


RESULTS OF OPERATIONS

Earnings

Alabama Power Company's 1995 net income after dividends on preferred stock was $361 million, representing a $4.6 million (1.3 percent) increase from the prior year. This improvement can be attributed to an increase in retail energy sales of 4.7 percent from 1994 levels. This was primarily due to the extreme summer weather during 1995, especially when compared to the mild weather of 1994. This improvement was partially offset by a 2.6 percent increase in operating costs.

    In 1994, earnings were $356 million, representing a 2.8 percent increase from the prior year. This increase was due to lower operating expenses which decreased 3.0 percent from the previous year. This improvement was partially offset by reduced capacity sales to nonterritorial utilities. Net income was also impacted by the mild weather in 1994.

    The return on average common equity for 1995 was 13.61 percent compared to
13.86 percent in 1994, and 13.94 percent in 1993.

Revenues

Total revenues for 1995 were $3.0 billion, reflecting a 3.1 percent increase from 1994. The following table summarizes the principal factors that affected operating revenues for the past three years:

                                    Increase (Decrease)
                                      From Prior Year
                          ----------------------------------------
                               1995         1994          1993
                          ------------- ------------ -------------
                                      (in thousands)
   Retail --
       Change in
           base rates         $  990        $  --         $ --
       Unbilled
           adjustment             --       28,000           --
       Sales growth           18,174       45,304         24,960
       Weather                54,888      (39,964)        58,536
       Fuel cost recovery
           and other          35,235      (84,344)        96,437
   ---------------------------------------------------------------
   Total retail              109,287      (51,004)       179,933
   ---------------------------------------------------------------
   Sales for Resale --
       Non-affiliates         15,380       (9,345)       (43,686)
       Affiliates            (37,032)     (17,213)        23,887
   ---------------------------------------------------------------
   Total sales for resale    (21,652)     (26,558)       (19,799)
   Other operating
       revenues                1,997        5,095            635
   ---------------------------------------------------------------
   Total operating
       revenues              $89,632     $(72,467)      $160,769
   ---------------------------------------------------------------
   Percent change              3.1%          (2.4)%          5.6%
   ---------------------------------------------------------------

    Retail revenues of $2.5 billion in 1995 increased $109 million (4.6 percent) from the prior year, compared with a decrease of $51 million (2.1 percent) in 1994. The hot weather during the summer of 1995 and higher fuel cost recovery were the primary reasons for the increase in retail revenues over 1994. The mild weather during 1994 and lower fuel cost recovery contributed to the decrease in retail revenues from 1993. Fuel revenues, which increased in 1995, generally represent the direct recovery of fuel expense, including the fuel component of purchased energy, and therefore have no effect on net income.

         Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the

Alabama Power Company 1995 Annual Report


contracts. Energy is generally sold at variable cost. These capacity and energy components, as well as the components of the sales to affiliated companies, were:

                      1995           1994           1993
                  -------------------------------------------
                                (in thousands)

   Capacity           $158,825       $165,063       $187,062
   Energy              209,376        222,579        233,253
   ----------------------------------------------------------
   Total              $368,201       $387,642       $420,315
   ----------------------------------------------------------

    Capacity revenues from non-affiliates remained relatively constant in 1995 and 1994. Capacity revenues from sales to affiliates decreased $22 million in 1994. Sales to affiliated companies within the Southern electric system will vary from year to year depending on demand, the availability, and the variable production cost of generating resources at each company.

    Kilowatt-hour (KWH) sales for 1995 and the percent change by year were as follows:

                           KWH            Percent Change
                      -------------------------------------------
                           1995    1995       1994         1993
                      -------------------------------------------
                      (millions)

Residential              14,383     9.1%      (1.7)%      9.2%
Commercial               10,043     4.1        3.4        6.4
Industrial               19,863     2.0        3.2        1.8
Other                       187     0.5        1.1        2.8
                      ----------
Total retail             44,476     4.7        3.3        5.1
Sales for resale -
   Non-affiliates         8,046    18.8       (5.2)     (14.8)
   Affiliates             6,705   (20.5)       4.3       12.1
                      ----------
Total                    59,227     2.6%       2.4%       3.0%
-----------------------------------------------------------------

    The rate of increase in 1995 retail energy sales was fostered by the impact of weather. Residential energy sales surged upward as a result of hotter-than-normal summer weather in 1995, compared with the mild summer of 1994. The gains in commercial and industrial sales reflect the strength of business and economic conditions in the company's service area.

Expenses

Total operating expenses of $2.4 billion for 1995 were up $60 million or 2.6 percent compared with 1994. The major components of this increase include $27 million in purchased power, $43 million in other operation expenses, $11 million in depreciation and amortization, and $7 million in income taxes offset by decreases in fuel costs and maintenance expenses of $10 million and $19 million, respectively.

    Total operating expenses of $2.3 billion for 1994 were down 3.0 percent compared with the prior year. The decrease was mainly due to less coal-fired generation and a lower average cost of fuel consumed. Coal-fired generation decreased because it was displaced with lower cost nuclear and hydro generation.

    Fuel costs constitute the single largest expense for the company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                    --------------------------
                                     1995     1994       1993
                                    -------------------------
Total generation
    (billions of kilowatt-hours)       58       57       55
Sources of generation
    (percent) --
      Coal                             73       68       70
      Nuclear                          19       23       22
      Hydro                             8        9        8
Average cost of fuel per net
    kilowatt-hour generated
      (cents) --
        Coal                         1.71     1.92     2.11
        Nuclear                      0.50     0.49     0.51
Total                                1.48     1.56     1.73
--------------------------------------------------------------
Note:  Oil & Gas comprise less than 0.5% of generation.

    Fuel expense decreased in 1995 by $10 million or 1.3 percent. This decrease resulted from lower average cost of fuel consumed. Fuel expense decreased in 1994 by $75 million (8.6 percent) from the previous year. This decrease is attributable to the increase in availability of nuclear and hydro generation and a decrease in the cost of fuel.

    The increase in purchased power is primarily attributable to the exceptionally hot summer weather. Purchased power consists primarily of purchases from the affiliates of the Southern electric system. Purchased power

Alabama Power Company 1995 Annual Report


transactions among the company and its affiliates will vary from period to period depending on demand, the availability, and the variable production cost of generating resources at each company. KWH purchases from affiliates increased 18 percent from the prior year.

    Other operation expenses increased 9.4 percent in 1995 following a 2.5 percent decrease in 1994. This increase over 1994 is primarily attributable to the 1995 expenses not reflecting the positive impact of the amortization of the Gulf States Utilities settlement which expired in 1994.

    The decrease in maintenance expenses for 1995 reflects the establishment in September 1994 of a Natural Disaster Reserve. This also caused the increase in 1994 maintenance expenses over 1993. See Note 1 to the financial statements under "Natural Disaster Reserve" for additional information.

    Depreciation and amortization expense increased 3.6 percent in 1995. This increase reflects additions to utility plant. The amount for 1994 was virtually unchanged from the previous year because of lower average depreciation rates effective January 1994 and offsetting growth in depreciable plant in service.

    Income tax expense increased 3.0 percent and 8.2 percent in 1995 and 1994, respectively. These increases are primarily attributable to higher taxable income.

    The company contributed $11.5 million to the Alabama Power Foundation, Inc. in 1995, which represents a decrease of $2.0 million from the previous year. The Foundation makes distributions to qualified entities which are organized exclusively for charitable, educational, literary, and scientific purposes.

    Total net interest charges and preferred stock dividends rose in 1995 to $265 million, an increase of 12.2 percent. This increase results from (i) interest on interim obligations which rose due to higher average interest rates on an increased average amount of short-term debt outstanding and (ii) amortization of debt discount, premium, and expense, net pursuant to an APSC order. See Note 3 to the financial statements under "Retail Rate Adjustment Procedures" for additional details. The decline in net interest charges in 1994 by $23 million (9.0 percent) reflects the benefits from refinancing.

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

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated more competitive environment.

    Future earnings in the near term will depend upon growth in electric sales, which are subject to a number of factors. Traditionally, these factors have included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the company's service area. However, the Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power

Alabama Power Company 1995 Annual Report


marketers and brokers. The company is aggressively working to maintain and expand its share of wholesale sales in the Southeastern power markets.

    Although the Energy Act does not require transmission access to retail customers, retail wheeling initiatives are rapidly evolving and becoming very prominent issues in several states. New federal legislation is being discussed, and legislation allowing customer choice has already been introduced in Florida and Georgia. In order to address these initiatives, numerous questions must be resolved, with the most complex ones relating to transmission pricing and recovery of stranded investments. As the initiatives become a reality, the structure of the utility industry could radically change. Therefore, unless the company remains a low-cost producer and provides quality service, the company's retail energy sales growth could be limited, and this could significantly erode earnings. Conversely, being the low-cost producer could provide significant opportunities to increase market share and profitability by seeking new markets that evolve with the changing regulation.

    The addition of four combustion turbine generating units in 1996 will increase related operation and maintenance expenses and depreciation expenses. These additions are to ensure reliable service to its customers during critical peak times.

    Rates to retail customers served by the company are regulated by the Alabama Public Service Commission (APSC). Rates for the company can be adjusted periodically within certain limitations based on earned retail rate of return compared with an allowed return. In June 1995, the APSC issued an order granting the company's request for gradual adjustments to move toward parity among customer classes. This order also calls for a moratorium on any periodic retail rate increases (but not decreases) until 2001.

    In December 1995, the APSC issued an order authorizing the company to reduce balance sheet items
-- such as plant and deferred charges -- at any time the company's actual base rate revenues exceed the budgeted revenues. See Note 3 to the financial statements for information about this and other regulatory matters.

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry -- including the company -- regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the Financial Accounting Standards Board (FASB) has decided to review the accounting for liabilities related to closure and removal of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of closing and removing the company's nuclear and other facilities may be required to be recorded as liabilities in the Balance Sheets. Also, the annual provisions for such costs could increase. Because of the company's current ability to recover closure and removal costs through rates, these changes should not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

    Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

    The company is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

New Accounting Standards

The FASB has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The company adopted the new rules January 1, 1996, with no material effect on the financial statements. However, this conclusion may change in the future as competitive factors influence wholesale and retail pricing in the utility industry.

Alabama Power Company 1995 Annual Report


FINANCIAL CONDITION

Overview

The company's financial condition remained stable in 1995. This stability is the continuation over recent years of growth in energy sales and cost control measures combined with a significant lowering of the cost of capital, achieved through the refinancing and/or redemption of higher-cost long-term debt and preferred stock.

    The company had gross property additions of $552 million in 1995. The majority of funds needed for gross property additions for the last several years have been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. The Statements of Cash Flows provide additional details.

Capital Structure

The company's ratio of common equity to total capitalization -- including short-term debt -- was 45.0 percent in 1995, compared with 45.9 percent in 1994, and 46.5 percent in 1993.

    In 1995, the company issued through public authorities, $131.5 million of pollution control revenue refunding bonds. Composite financing rates as of year-end for 1993 through 1995 were as follows:

                                      1995       1994       1993
                                   --------------------------------
   Composite interest rate on
      long-term debt                 7.02%     7.39%       7.35%
   Composite dividend rate on
      preferred stock                6.04%     6.23%       5.80%
   ----------------------------------------------------------------

    The company's current securities ratings are as follows:

                              Duff &                 Standard
                              Phelps     Moody's     & Poor's
                             ----------------------------------
   First Mortgage Bonds         A+          A1           A+
   Preferred Stock              A           a2           A
   ------------------------------------------------------------


Capital Requirements

Capital expenditures are estimated to be $491 million for 1996, $446 million for 1997, and $479 million for 1998. The total is $1.4 billion for the three years. Actual capital costs may vary from this estimate because of factors such as changes in business conditions; revised load growth projections; changes in environmental regulations; changes in the existing nuclear plant to meet new regulatory requirements; increasing cost of labor, equipment, and materials; and cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

    The company does not have any baseload generating plants under construction, and current energy demand forecasts do not require any additional baseload generating units until well into the future. However, the addition of combustion turbine peaking units of approximately 320 megawatts of capacity is planned in 1996 to meet increased peak-hour demands. In addition, significant construction of transmission and distribution facilities and upgrading of generating plants will continue.

Other Capital Requirements

In addition to the funds needed for the capital budget, approximately $110 million will be required by the end of 1998 for maturities of first mortgage bonds. Also, the company will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- has significantly impacted the Southern electric system. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and affected 28 generating units in the Southern electric system. As a result of The Southern Company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

Alabama Power Company 1995 Annual Report


    In 1995, the Environmental Protection Agency (EPA) began issuing annual sulfur dioxide emission allowances through the allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for issuing allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

    The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The Southern Company's sulfur dioxide compliance strategy is designed to use allowances as a compliance option.

   The Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. This compliance strategy resulted in unused emission allowances being banked for later use. Compliance with nitrogen oxide emission limits was achieved by the installation of new control equipment at 22 of the original 28 affected generating units. Construction expenditures for Phase I compliance totaled approximately $320 million through 1995 for The Southern Company, of which the company's portion was approximately $32 million.

    For Phase II sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances, depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet Phase II limits. Therefore, during the period 1996 to 2000, current compliance strategy could require total estimated construction expenditures of approximately $150 million for The Southern Company, of which the company's portion is approximately $96 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

   An average increase of up to 1 percent in annual revenue requirements from customers could be necessary to fully recover the company's cost of compliance for both Phase I and Phase II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

   A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

   Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The EPA is scheduled to submit a report to Congress on the results of this study during 1996. The report will include a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

   The EPA is evaluating the need to revise the ambient air quality standards for particulate matter and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

   In 1996, the EPA may issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

   In 1993, the EPA issued a ruling confirming the non-hazardous status of coal ash. However, the EPA has until 1998 to classify co-managed utility wastes -- coal ash and other utility wastes -- as either non-hazardous or hazardous. If the EPA classifies the co-managed wastes as hazardous, then substantial

Alabama Power Company 1995 Annual Report


additional costs for the management of such wastes may be required. The full impact of any change in the regulatory status will depend on the subsequent development of co-managed waste requirements.

    The company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the company could incur costs to clean up properties. The company conducts studies to determine the extent of any required cleanup costs and has recognized in the financial statements costs to clean up known sites.

   Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of The Southern Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

   Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect the Southern electric system. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

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

    As required by the Nuclear Regulatory Commission and as ordered by the APSC, the company has established external trust funds for nuclear decommissioning costs. In 1994, the company also established an external trust fund for postretirement benefits as ordered by the APSC. The cumulative effect of funding these items over a long period will diminish internally funded capital and may require capital from other sources. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning."



STATEMENTS OF INCOME
For the Years Ended December 31, 1995, 1994, and 1993
Alabama Power Company 1995 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
                                                                                        1995             1994              1993
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)
Operating Revenues (Notes 1, 3 and 7):
Revenues                                                                       $   2,897,044    $   2,770,380     $   2,825,634
Revenues from affiliates                                                             127,730          164,762           181,975
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           3,024,774        2,935,142         3,007,609
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                               791,819          801,948           877,099
  Purchased power from non-affiliates                                                 30,065           15,158            15,230
  Purchased power from affiliates                                                    112,826          100,888           120,330
  Other                                                                              501,876          458,917           470,815
Maintenance                                                                          243,218          262,102           252,506
Depreciation and amortization                                                        303,050          292,420           290,310
Taxes other than income taxes                                                        185,620          183,425           178,997
Federal and state income taxes (Note 8)                                              230,982          224,280           207,210
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           2,399,456        2,339,138         2,412,497
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                     625,318          596,004           595,112
Other Income (Expense):
Allowance for equity funds used during construction (Note 1)                           1,649            3,239             3,260
Income from subsidiary (Note 6)                                                        4,051            3,588             4,127
Charitable foundation                                                                (11,542)         (13,500)           (3,000)
Interest income                                                                       13,768           16,944            20,775
Other, net                                                                           (21,536)         (30,569)          (24,420)
Income taxes applicable to other income                                               14,142           16,834            10,239
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                       625,850          592,540           606,093
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                           180,714          178,045           184,861
Allowance for debt funds used during construction (Note 1)                            (7,067)          (3,548)           (2,992)
Interest on interim obligations                                                       16,917            5,939             3,760
Amortization of debt discount, premium, and expense, net                              20,259            9,623             8,937
Other interest charges                                                                27,064           19,908            35,474
--------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                 237,887          209,967           230,040
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           387,963          382,573           376,053
Dividends on Preferred Stock                                                          27,069           26,235            29,559
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                  $     360,894    $     356,338     $     346,494
================================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1995, 1994, and 1993
Alabama Power Company 1995 Annual Report

================================================================================================================================
                                                                                          1995           1994            1993
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in thousands)
Operating Activities:
Net income                                                                        $    387,963  $     382,573   $     376,053
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                 371,382        359,791         356,499
         Deferred income taxes and investment tax credits                               32,627        (32,613)         32,994
         Allowance for equity funds used during construction                            (1,649)        (3,239)         (3,260)
         Other, net                                                                     33,244         28,656          36,493
         Changes in certain current assets and liabilities --
            Receivables, net                                                           (54,209)        19,390          19,215
            Inventories                                                                 18,425        (38,946)         51,630
            Payables                                                                   (63,656)       (21,240)         31,544
            Taxes accrued                                                                  551          6,856          (9,959)
            Energy cost recovery, retail                                                 1,177         16,907         (56,128)
            Other                                                                      (15,895)       (14,235)        (21,110)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            709,960        703,900         813,971
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (551,781)      (536,785)       (435,843)
Other                                                                                  (53,321)       (26,632)           (741)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (605,102)      (563,417)       (436,584)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Preferred stock                                                                         -              -         158,000
     First mortgage bonds                                                                    -        150,000         860,000
     Other long-term debt                                                              131,500        208,720         180,314
Retirements:
     Preferred stock                                                                         -              -        (207,000)
     First mortgage bonds                                                                    -        (20,387)       (699,788)
     Other long-term debt                                                             (132,291)      (305,380)       (181,329)
Interim obligations, net                                                               210,134        139,882        (156,917)
Payment of preferred stock dividends                                                   (27,118)       (25,431)        (32,099)
Payment of common stock dividends                                                     (285,000)      (268,000)       (252,900)
Miscellaneous                                                                           (4,143)        (8,444)        (56,064)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                (106,918)      (129,040)       (387,783)
--------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                                      (2,060)        11,443         (10,396)
Cash at Beginning of Year                                                               14,676          3,233          13,629
--------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                               $     12,616  $      14,676   $       3,233
================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                              189,268  $     183,445   $     176,805
     Income taxes                                                                      172,777        231,831         175,591
--------------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1995 and 1994
Alabama Power Company 1995 Annual Report

================================================================================================================================
ASSETS                                                                                                1995                 1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (in thousands)
Utility Plant:
Plant in service, at original cost (Note 1)                                                    $10,430,792          $10,052,772
Less accumulated provision for depreciation                                                      3,838,093            3,598,604
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 6,592,699            6,454,168
Nuclear fuel, at amortized cost                                                                    100,537              101,630
Construction work in progress                                                                      362,768              317,779
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            7,056,004            6,873,577
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Southern Electric Generating Company, at equity (Note 6)                                            27,232               26,985
Nuclear decommissioning trusts (Note 1)                                                            108,368               71,014
Miscellaneous                                                                                       19,156               16,970
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              154,756              114,969
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash                                                                                                12,616               14,676
Receivables-
  Customer accounts receivable                                                                     355,833              308,561
  Other accounts and notes receivable                                                               28,082               22,547
  Affiliated companies                                                                              41,819               29,303
  Accumulated provision for uncollectible accounts                                                  (1,212)              (2,297)
Refundable income taxes                                                                              2,635               16,011
Fossil fuel stock, at average cost                                                                 106,627              119,555
Materials and supplies, at average cost                                                            179,103              184,600
Prepayments-
  Income taxes                                                                                           -               19,196
  Other                                                                                            116,331               84,354
Vacation pay deferred                                                                               29,458               20,442
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              871,292              816,948
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes  (Note 8)                                                 436,837              451,886
Debt expense, being amortized                                                                        7,648                7,370
Premium on reacquired debt, being amortized                                                         89,967              101,851
Uranium enrichment decontamination and decommissioning fund (Note 1)                                40,282               42,996
Miscellaneous                                                                                       87,574               49,620
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              662,308              653,723
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                    $8,744,360           $8,459,217
================================================================================================================================
The accompanying notes are an integral part of these balance sheets.



BALANCE SHEETS
At December 31, 1995 and 1994
Alabama Power Company 1995 Annual Report

================================================================================================================================
CAPITALIZATION AND LIABILITIES                                                                        1995                 1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (in thousands)
Capitalization (See accompanying statements):
Common stock equity                                                                             $2,690,374           $2,614,405
Preferred stock                                                                                    440,400              440,400
Long-term debt                                                                                   2,374,948            2,455,013
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            5,505,722            5,509,818
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Long-term debt due within one year (Note 10)                                                        84,682                  796
Commercial paper                                                                                   390,016              179,882
Accounts payable-
  Affiliated companies                                                                              76,326               60,334
  Other                                                                                            182,401              258,657
Customer deposits                                                                                   30,353               30,245
Taxes accrued-
  Federal and state income                                                                          13,599                6,848
  Other                                                                                             18,158               15,589
Interest accrued                                                                                    53,527               52,516
Vacation pay accrued                                                                                29,458               20,442
Miscellaneous                                                                                       70,543               57,047
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              949,063              682,356
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes  (Note 8)                                                      1,191,591            1,181,342
Accumulated deferred investment tax credits                                                        305,372              317,018
Prepaid capacity revenues, net  (Note 7)                                                           131,186              138,421
Uranium enrichment decontamination and decommissioning fund  (Note 1)                               36,620               39,413
Deferred credits related to income taxes  (Note 8)                                                 386,038              405,256
Natural disaster reserve  (Note 1)                                                                  17,959               28,750
Miscellaneous                                                                                      220,809              156,843
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            2,289,575            2,267,043
--------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 3, 4, 5, 6, 7, and 11)
Total Capitalization and Liabilities                                                            $8,744,360           $8,459,217
================================================================================================================================
The accompanying notes are an integral part of these balance sheets.


STATEMENTS OF CAPITALIZATION
At December 31, 1995 and 1994
Alabama Power Company 1995 Annual Report


================================================================================================================================
                                                                                1995           1994         1995        1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)     (percent of total)
Common Stock Equity:
Common stock, par value $40 per share--
  Authorized -- 6,000,000 shares
  Outstanding -- 5,608,955 shares in
     1995 and 1994                                                    $      224,358  $     224,358
Paid-in capital                                                            1,304,645      1,304,645
Premium on preferred stock                                                       146            146
Retained earnings (Note 12)                                                1,161,225      1,085,256
--------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                                  2,690,374      2,614,405         48.9%        47.4%
--------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$1 par value--
  Authorized -- 27,500,000 shares
  Outstanding -- 12,020,200 shares
     $25 stated capital --
         6.40%                                                                50,000         50,000
         6.80%                                                                38,000         38,000
         7.60%                                                               150,000        150,000
         Adjustable rate
            4.82% - at January 1, 1996                                        50,000         50,000
     $100 stated capital --
         Auction rate - at January 1, 1996:  4.43%                            50,000         50,000
     $100,000 stated capital --
         Auction rate - at January 1, 1996:  4.53%                            20,000         20,000
$100 par value --
  Authorized -- 3,850,000 shares
  Outstanding -- 824,000 shares
     4.20% to 4.52%                                                           41,400         41,400
     4.60% to 4.92%                                                           29,000         29,000
     5.96% to 6.88%                                                           12,000         12,000
--------------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $26,599,000)                           440,400        440,400          8.0         8.0
--------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
First Mortgage bonds --
   Maturity                                      Interest Rates
   March 1, 1996                                 4 1/2%                       60,000         60,000
   February 1, 1998                              5 1/2%                       50,000         50,000
   August 1, 1999                                6 3/8%                      170,000        170,000
   March 1, 2000                                 6%                          100,000        100,000
   2003 through 2007                             6 3/4% to 7 1/4%            575,000        575,000
   2021 through 2024                             7.30% to 9 1/4%           1,044,856      1,044,856
--------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                 1,999,856      1,999,856
Pollution control obligations                                                476,140        476,140
Other long-term debt                                                           8,963          9,754
Unamortized debt premium (discount), net                                     (25,329)       (29,941)
--------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
   requirement -- $174,568,000)                                            2,459,630      2,455,809
Less amount due within one year (Note 10)                                     84,682            796
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                        2,374,948      2,455,013         43.1        44.6
--------------------------------------------------------------------------------------------------------------------------------
 Total Capitalization                                                 $    5,505,722  $   5,509,818        100.0%      100.0%
================================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1995, 1994, and 1993
Alabama Power Company 1995 Annual Report

================================================================================================================================
                                                                                        1995             1994              1993
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in thousands)

Balance at Beginning of Year                                                   $   1,085,256    $     997,199     $     914,148
Net income after dividends on preferred stock                                        360,894          356,338           346,494
Cash dividends on common stock                                                      (285,000)        (268,000)         (252,900)
Preferred stock transactions, net                                                          -             (118)          (10,587)
Other adjustments to retained earnings                                                    75             (163)               44
--------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year (Note 12)                                               $   1,161,225    $   1,085,256     $     997,199
================================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Alabama Power Company 1995 Annual Report


1.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

General

Alabama Power Company (the company) is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), The Southern Development and Investment Group (Southern Development), and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four Southeastern states. Contracts among the companies -- dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to The Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Electric designs, builds, owns and operates power production and delivery facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants. Southern Development develops new business opportunities related to energy products and services.

    The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The company is also subject to regulation by the FERC and the Alabama Public Service Commission (APSC). The company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the respective regulatory commissions. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates, and the actual results may differ from those estimates.

Regulatory Assets and Liabilities

The company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to:

                                            1995        1994
                                         -----------------------
                                             (in thousands)
Deferred income taxes                      $436,837    $451,886
Premium on reacquired debt                   89,967     101,620
Department of Energy assessments             40,282      42,996
Vacation pay                                 29,458      20,442
Work force reduction costs                   48,402       3,664
Deferred income tax credits                (386,038)   (405,256)
Natural disaster reserve                    (17,959)    (28,750)
Other, net                                   39,172      45,956
================================================================
Total                                      $280,121    $232,558
================================================================

    In the event that a portion of the company's operations is no longer subject to the provisions of Statement No. 71, the company would be required to write off related regulatory assets and liabilities. In addition, the company would be required to determine any impairment to other assets, including plant, and write down the assets, if impaired, to their fair value.

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

Alabama Power Company 1995 Annual Report


    The company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1995, uncollectible accounts continued to average less than 1 percent of revenues.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $54 million in 1995, $65 million in 1994, and $62 million in 1993. The company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel. Although disposal was scheduled to begin in 1998, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2012 and 2014 at Plant Farley units 1 and 2, respectively.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This assessment will be paid over a 15- year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The company estimates its remaining liability at December 31, 1995, under this law to be approximately $40 million. This obligation is recognized in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.2 percent in 1995 and 1994, and 3.3 percent in 1993. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of decommissioning nuclear facilities and removal of other facilities.

         In 1988, the Nuclear Regulatory Commission (NRC) adopted regulations requiring all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The company has established external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over set periods of time as approved by the APSC. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. The company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

         Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs -- at December 31, 1995, for Plant Farley were as follows:

                                                    Plant
                                                   Farley
                                               ----------------
    Site study basis (year)                          1993

    Decommissioning periods:
        Beginning year                               2017
        Completion year                              2029
    -----------------------------------------------------------
                                                (in millions)
    Site study costs:
        Radiated structures                       $   489
        Non-radiated structures                        89
    ===========================================================
    Total                                         $   578
    ===========================================================
                                                (in millions)
    Ultimate costs:
        Radiated structures                       $ 1,504
        Non-radiated structures                       274
    ===========================================================
    Total                                         $ 1,778
    ===========================================================

Alabama Power Company 1995 Annual Report


                                                (in millions)
    Amount expensed in 1995                         $  18
    -----------------------------------------------------------

    Accumulated provisions:
        Balance in external trust funds              $108
        Balance in internal reserves                   49
    ===========================================================
    Total                                            $157
    ===========================================================

    Assumed in ultimate costs:
        Inflation rate                               4.5%
        Trust earning rate                           7.0
    -----------------------------------------------------------

    Annual provisions for nuclear decommissioning are based on an annuity -- sinking fund -- method as approved by the APSC. The decommissioning costs approved for ratemaking are $578 million for Plant Farley.

    The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making estimates.

Income Taxes

The company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Allowance For Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rate used to determine the amount of allowance was 7.1 percent in 1995, 7.9 percent in 1994, and 7.8 percent in 1993. AFUDC, net of income tax, as a percent of net income after dividends on preferred stock was 1.7 percent in 1995 and 1.5 percent in both 1994 and 1993.

Utility Plant

Utility plant is stated at original cost. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, the company's only financial instrument for which the carrying amount did not approximate fair value at December 31 was as follows:

                                           Long-Term Debt
                                      -------------------------
                                       Carrying         Fair
   Year                                 Amount         Value
                                      -----------    ----------
                                             (in millions)

   1995                                 $2,451          $2,577
   1994                                  2,446           2,323
   ------------------------------------------------------------

    The fair value for long-term debt was based on either closing market price or closing price of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Natural Disaster Reserve

In September 1994, in response to a request by the company, the APSC issued an order allowing the company to establish a Natural Disaster Reserve. As of December 31, 1995, the accumulated provision amounted to $18.0 million. This balance is down from the December 31, 1994 balance of $28.8 million, due to charges related primarily to Hurricane Opal, somewhat offset by a $10 million accrual to partially replenish the reserve. Regulatory treatment allows the

Alabama Power Company 1995 Annual Report


company to accrue $250 thousand per month, until the maximum accumulated provision of $32 million is attained. However, in December 1995, the APSC approved higher accruals to restore the reserve to its authorized level whenever the balance in the reserve declines below $22.4 million.

2.   RETIREMENT BENEFITS

Pension Plan

The company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits are based on one of the following formulas: years of service and final average pay or years of service and a flat-dollar benefit. Primarily, the company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trusts are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

Postretirement Benefits

The company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Amounts funded are primarily invested in debt and equity securities. In December 1993, the APSC issued an accounting policy statement which requires the company to externally fund net annual postretirement benefits.

    FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service."

Funded Status and Cost of Benefits

The following tables show actuarial results and assumptions for pension and postretirement insurance benefits as computed under the requirements of Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

                                                  Pension
                                           -----------------------
                                               1995         1994
                                           ------------- ---------
                                               (in millions)
Actuarial present value of
  benefit obligations:
      Vested benefits                      $    604      $   522
      Non-vested benefits                        25           18
------------------------------------------------------------------
Accumulated benefit obligation                  629          540
Additional amounts related to
    projected salary increases                  173          174
------------------------------------------------------------------
Projected benefit obligation                    802          714
Less:
    Fair value of plan assets                 1,256        1,059
    Unrecognized net gain                      (331)        (251)
    Unrecognized prior service cost              21           23
    Unrecognized transition asset               (45)         (51)
------------------------------------------------------------------
Prepaid asset recognized in the
    Balance Sheets                         $     99      $    66
==================================================================


                                           Postretirement
                                              Benefits
                                        ----------------------
                                          1995       1994
                                        ----------------------
                                           (in millions)
   Actuarial present value of
     benefit obligation:
        Retirees and dependents           $ 103     $   96
        Employees eligible to retire         31         22
        Other employees                     104        119
   -----------------------------------------------------------
   Accumulated benefit obligation           238        237
   Less:
      Fair value of plan assets              89         61
      Unrecognized net loss                  23          -
      Unrecognized transition
        obligation                           72        120
   -----------------------------------------------------------
   Accrued liability recognized
      in the Balance Sheets               $  54     $   56
   ===========================================================

    In 1995, the system companies announced a cost sharing program for postretirement benefits. The program establishes limits on amounts the company will pay to provide future retiree postretirement benefits. This change reduced the 1995 accumulated postretirement benefit obligation by approximately $41 million.

Alabama Power Company 1995 Annual Report


    The weighted average rates assumed in the actuarial calculations were:

                                1995       1994      1993
                              -------------------------------

   Discount                      7.3%       8.0%      7.5%
   Annual salary increase        4.8        5.5       5.0
   Long-term return on
      plan assets                8.5        8.5       8.5
   ----------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.8 percent for 1995, decreasing gradually to 5.3 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation as of December 31, 1995, by $20 million and the aggregate of the service and interest cost components of the net retiree cost by $4 million.

    Components of the plans' net income are shown below:

                                               Pension
   --------------------------------------------------------------
                                       1995     1994       1993
                                    -----------------------------
                                            (in millions)
   Benefits earned during
     the year                         $ 21.2   $ 20.8    $ 20.6
   Interest cost on projected
     benefit obligation                 54.3     51.2      50.4
   Actual (return) loss on plan
     assets                           (236.3)    23.5    (146.3)
   Net amortization and deferral       136.9   (116.2)     63.3
   ==============================================================
   Net pension income                 $(23.9)  $(20.7)   $(12.0)
   ==============================================================

         Of the above net pension income, $(17.1) million in 1995, $(15.7) million in 1994, and $(8.9) million in 1993 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.


                                           Postretirement
                                              Benefits
                                         --------------------
                                          1995   1994   1993
                                         --------------------
                                            (in millions)

Benefits earned during the year           $  7   $  8   $  7
Interest cost on accumulated
   benefit obligation                       18     18     16
Amortization of transition
   obligation                                7      6      6
Actual (return) loss on plan
   assets                                  (10)     1     (5)
Net amortization and deferral                5     (4)     2
=============================================================
Net postretirement costs                  $ 27   $ 29   $ 26
=============================================================

    Of the above net postretirement costs recorded, $22.7 million in 1995, $23 million in 1994, and $22 million in 1993 were charged to operating expenses and the remainder was charged to construction and other accounts.

Work Force Reduction Programs

The company has incurred additional costs for work force reduction programs. The costs related to these programs were $14.3 million, $8.2 million and $16.1 million for the years 1995, 1994 and 1993, respectively. In addition, certain costs of these programs were deferred and are being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $48.4 million at December 31, 1995.

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

    In June 1995, the APSC issued a rate order granting the company's request for gradual adjustments to move toward parity among customer classes. This order

Alabama Power Company 1995 Annual Report


also calls for a moratorium on any periodic retail rate increases (but not decreases) until July 2001.

    In December 1995, the APSC issued an order authorizing the company to reduce balance sheet items -- such as plant and deferred charges -- at any time the company's actual base rate revenues exceed the budgeted revenues. In accordance with this order, the company reduced the unamortized balance of Premium on reacquired debt by $10 million in 1995.

    The ratemaking procedures will remain in effect until the APSC votes to modify or discontinue them.

FERC Reviews Equity Returns

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the operating companies' wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power and other similar contracts. Any change in the rate of return on common equity that may require refunds as a result of this proceeding would be substantially for the period beginning in July 1991 and ending in October 1992.

    In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

    In August 1994, the FERC instituted another proceeding based on substantially the same issues as in the 1991 proceeding. The second period under review for possible refunds was substantially from October 1994 through December 1995. In November 1995, a FERC administrative law judge issued an opinion that the FERC staff failed to meet its burden of proof, and therefore, no change in the equity return was necessary. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter is pending before the FERC.

    If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings, and refunds were ordered, the amount of refunds could range up to approximately $120 million at December 31, 1995 for the Southern Company, of which the company's portion would be approximately $53 million. However, management believes that rates are not excessive, and that refunds are not justified.

4.   CAPITAL BUDGET

The company's capital expenditures are currently estimated to total $491 million in 1996, $446 million in 1997, and $479 million in 1998. The estimates include AFUDC of $7 million in 1996, $6 million in 1997, and $9 million in 1998. The capital budget is subject to periodic review and revision, and actual capital cost incurred may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth projections; changes in environmental regulations; changes in the existing nuclear plant to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 1995, significant purchase commitments were outstanding in connection with the construction program. The company does not have any new baseload generating plants under construction. However, the construction of combustion turbine peaking units of approximately 320 megawatts is planned to be completed in 1996. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

5.   FINANCING,  INVESTMENT,  AND
     COMMITMENTS

General

To the extent possible, the company's construction program is expected to be financed primarily from internal sources. Short-term debt will be utilized at appropriate levels. The amounts available are discussed below. The company may issue additional long-term debt and preferred stock for the purposes of debt maturities, redeeming higher-cost securities, and meeting additional capital requirements.

Alabama Power Company 1995 Annual Report


Financing

The ability of the company to finance its capital budget depends on the amount of funds generated internally and the funds it can raise by external financing. The company's primary sources of external financing are sales of first mortgage bonds and preferred stock to the public and receipt of additional paid-in capital from The Southern Company. In order to issue additional first mortgage bonds and preferred stock, the company must comply with certain earnings coverage requirements contained in its mortgage indenture and corporate charter. The most restrictive of these provisions requires, for the issuance of additional first mortgage bonds, that before-income-tax earnings, as defined, cover pro forma annual interest charges on outstanding first mortgage bonds at least twice; and for the issuance of additional preferred stock, that gross income available for interest cover pro forma annual interest charges and preferred stock dividends at least one and one-half times. The company's coverages are at a level that would permit any necessary amount of security sales at current interest and dividend rates.

Bank Credit Arrangements

The company, along with The Southern Company and Georgia Power Company, has entered into agreements with several banks outside the service area to provide $400 million of revolving credit to the companies through June 30, 1998. To provide liquidity support for commercial paper programs, the company and Georgia Power Company have exclusive right to $135 million and $165 million, respectively, of the available credit. The companies have the option of converting the short-term borrowings into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements require payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

    Additionally, the company maintains committed lines of credit in the amount of $353.5 million which expire at various times during 1996 and, in certain cases, provide for average annual compensating balances. Because the arrangements are based on an average balance, the company does not consider any of its cash balances to be restricted as of any specific date. Moreover, the company borrows from time to time pursuant to arrangements with banks for uncommitted lines of credit.

    At December 31, 1995, the company had regulatory approval to have outstanding up to $530 million of short-term borrowings. In February 1996, such regulatory approval was increased to $750 million.

Assets Subject to Lien

The company's mortgage, as amended and supplemented, securing the first mortgage bonds issued by the company, constitutes a direct lien on substantially all of the company's fixed property and franchises.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term obligations at December 31, 1995, were as follows:

Year                                          Amounts
----                                       --------------
                                            (in millions)

1996                                          $  866
1997                                             852
1998                                             853
1999                                             672
2000                                             402
2001 - 2013                                    3,790
=========================================================
Total commitments                             $7,435
=========================================================

Operating Leases

The company has entered into coal rail car rental agreements with various terms and expiration dates. At December 31, 1995, estimated minimum rental commitments for noncancellable operating leases were as follows:

Alabama Power Company 1995 Annual Report


Year                                            Amounts
----                                       --------------------
                                               (in millions)
1996                                             $ 2.8
1997                                               2.8
1998                                               2.9
1999                                               2.9
2000                                               2.9
2001 and thereafter                               56.5
===============================================================
Total minimum payments                           $70.8
===============================================================

6.   JOINT OWNERSHIP AGREEMENTS

The company and Georgia Power Company own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric generating units with a total rated capacity of 1,019,680 kilowatts, together with associated transmission facilities. The capacity of these units is sold equally to the company and Georgia Power Company under a contract which, in substance, requires payments sufficient to provide for the operating expenses, taxes, interest expense and a return on equity, whether or not SEGCO has any capacity and energy available. The company's share of expenses totaled $71 million in 1995, $74 million in 1994 and $86 million in 1993, and is included in "Purchased power from affiliates" in the Statements of Income.

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

    At December 31, 1995, the capitalization of SEGCO consisted of $54 million of equity and $78 million of long-term debt on which the annual interest requirement is $5.0 million. SEGCO paid dividends totaling $7.6 million in 1995, $11.6 million in 1994, and $11.3 million in 1993, of which one-half of each was paid to the company. SEGCO's net income was $8.1 million, $7.2 million, and $8.3 million for 1995, 1994 and 1993, respectively.

    The company's percentage ownership and investment in jointly-owned generating plants at December 31, 1995, follows:

                             Total
                            Megawatt         Company
     Facility (Type)        Capacity        Ownership
   -------------------    ------------    -------------

   Greene County               500            60.00%  (1)
      (coal)
   Plant Miller
      Units 1 and 2          1,320            91.84%  (2)
      (coal)
   ------------------------------------------------------
(1)  Jointly owned with an affiliate, Mississippi Power Company.
(2)  Jointly owned with Alabama Electric Cooperative, Inc.

                          Company           Accumulated
      Facility            Investment        Depreciation
---------------------     --------------    -----------------
                                    (in millions)
Greene County                  $  90              $  41
Plant Miller
  Units 1 and 2                  712                281
-------------------------------------------------------------

7.   LONG-TERM POWER SALES AGREEMENTS

General

The company and the operating affiliates of The Southern Company have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. The agreements for non-firm capacity expired in 1994. Other agreements -- expiring at various dates discussed below -- are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, revenues from capacity sales primarily affect profitability. The company's capacity revenues have been as follows:

                       Unit         Other
       Year           Power       Long-Term        Total
   ----------------------------------------------------------
                                 (in millions)
       1995           $  157        $   -          $  157
       1994              152            7             159
       1993              144           15             159
   ----------------------------------------------------------

    Unit power from Plant Miller is being sold to Florida Power Corporation
(FPC), Florida Power & Light Company (FP&L), Jacksonville Electric Authority
(JEA) and the City of Tallahassee, Florida. Under these agreements,

Alabama Power Company 1995 Annual Report


approximately 1,200 megawatts of capacity is scheduled to be sold through 1999. Thereafter, these sales will remain at that approximate level -- unless reduced by FP&L, FPC, and JEA for the periods after 1999 -- until the expiration of the contracts in 2010.

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

    In order to secure AMEA's advance payments and the company's performance obligation under the contracts, the company issued and delivered to an escrow agent first mortgage bonds representing the maximum amount of liquidated damages payable by the company in the event of a default under the contracts. No principal or interest is payable on such bonds unless and until a default by the company occurs. As the liquidated damages decline under the contracts, a portion of the bonds equal to the decreases are returned to the company. At December 31, 1995, $137.5 million of such bonds was held by the escrow agent under the contracts.

8.   INCOME TAXES

Effective January 1, 1993, the company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption resulted in the recording of additional deferred income taxes and related regulatory assets and liabilities. At December 31, 1995, the tax-related regulatory assets and liabilities were $437 million and $386 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

    Details of the federal and state income tax provisions are as follows:

                                    1995       1994       1993
                                 --------------------------------
                                           (in thousands)
 Total provision for income taxes:
 Federal --
   Currently payable              $166,105   $219,494   $149,680
   Deferred --
     current year                   43,493    (48,153)     9,636
     reversal of prior years       (15,817)    15,932     19,653
   Deferred investment tax
     credits                           (75)        (1)    (2,106)
 ----------------------------------------------------------------
                                   193,706    187,272    176,863
 ----------------------------------------------------------------
 State --
   Currently payable                18,108     20,565     14,297
   Deferred --
     current year                    5,117     (4,067)     1,898
     reversal of prior years           (91)     3,676      3,913
 ----------------------------------------------------------------
                                    23,134     20,174     20,108
 ----------------------------------------------------------------
 Total                             216,840    207,446    196,971
 Less income taxes credited
   to other income                 (14,142)   (16,834)   (10,239)
 ----------------------------------------------------------------
 Federal and state income
   taxes charged to operations    $230,982   $224,280   $207,210
 ================================================================


    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

Alabama Power Company 1995 Annual Report


                                             1995      1994
--------------------------------------------------------------
                                              (in millions)
Deferred tax liabilities:
   Accelerated depreciation               $  780       $734
   Property basis differences                491        513
   Premium on reacquired debt                 31         38
   Fuel clause underrecovered                  5          4
   Other                                      37         26
--------------------------------------------------------------
Total                                      1,344      1,315
--------------------------------------------------------------
Deferred tax assets:
   Capacity prepayments                       35        36
   Other deferred costs                       26        27
   Postretirement benefits                    25        24
   Accrued nuclear outage costs                -         7
   Unbilled revenue                           13        13
   Other                                      43        44
--------------------------------------------------------------
Total                                        142       151
--------------------------------------------------------------
Net deferred tax liabilities               1,202     1,164
Portion included in current assets
   (liabilities), net                        (10)       17
--------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                  $1,192    $1,181
==============================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $12 million in 1995 and $13 million in 1994 and 1993. At December 31, 1995, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                       1995     1994     1993
                                     --------------------------
 Federal statutory rate               35.0%    35.0%    35.0%
 State income tax,
    net of federal deduction           2.5      2.2      2.3
 Non-deductible book
    depreciation                       1.6      1.6      1.6
 Differences in prior years'
    deferred and current tax rates    (1.8)    (2.9)    (1.6)
 Other                                (1.4)    (0.7)    (2.9)
 ==============================================================
 Effective income tax rate            35.9%    35.2%    34.4%
 ==============================================================


    The Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

9.   OTHER LONG-TERM DEBT

Details of other long-term debt at December 31 are as follows:
                                      1995          1994
                                   --------------------------
                                        (in thousands)
 Obligations incurred in
   connection with the
   sale of tax-exempt
   pollution control revenue
   bonds by public authorities-
       Collateralized -
         5.5% to 6.5 % due
            2023-2024                  $223,040     $223,040
         Variable rates (5.0% to
          6.0% at 1/1/96) due
          2015-2017                      89,800       89,800
       Non-collateralized -
         7.25% due 2003                   1,000        1,000
         7.4% to 9.375% due
           2014-2016                     21,000      152,500
         5.8% due 2022                    9,800        9,800
         Variable rates (5.3% to
           6.0% at 1/1/96) due
           2022                         131,500            -
-------------------------------------------------------------
                                        476,140      476,140
Capitalized lease obligations             8,963        9,754
=============================================================
Total                                  $485,103     $485,894
=============================================================

    Pollution control obligations represent installment purchases of pollution control facilities financed by funds derived from sales by public authorities of revenue bonds. The company is required to make payments sufficient for the authorities to meet principal and interest requirements of such bonds. With respect to $312.8 million of such pollution control obligations, the company has authenticated and delivered to the trustees a like principal amount of first mortgage bonds as security for its obligations under the installment purchase agreements. No principal or interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase agreements.

Alabama Power Company 1995 Annual Report


   The company has capitalized certain office building leases and a street light lease. In December 1994, the company discontinued capital leases pertaining to nuclear fuel.

   The net book value of capitalized leases included in utility plant in service was $5.6 million and $6.2 million at December 31, 1995 and 1994, respectively. The estimated aggregate annual maturities of other long-term debt through 2000 are as follows: $0.9 million in 1996, $1.0 million in 1997, $1.0 million in 1998, $1.2 million in 1999 and $1.1 million in 2000.

10.   LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                              1995       1994
                                          ----------------------
                                               (in thousands)
    Bond improvement fund
       requirements                         $20,047    $ 20,047
    Less:
       Portion to be satisfied by
         certifying property additions            -      20,047
    ------------------------------------------------------------
    Cash sinking fund requirements          $20,047    $      -
    First mortgage bond maturities
       and redemptions                       63,750           -
    Other long-term debt maturities
      (Note 9)                                  885         796
    ============================================================
    Total                                   $84,682   $     796
    ============================================================

      The annual first mortgage bond improvement fund requirement is 1 percent of the aggregate principal amount of bonds of each series authenticated, so long as a portion of that series is outstanding, and may be satisfied by the deposit of cash and/or reacquired bonds, the certification of unfunded property additions or a combination thereof. The 1996 requirement of $20.0 million was satisfied by the deposit of cash in 1996. Also in 1996 are first mortgage bond maturities and redemptions of $64 million and maturities of $885 thousand consisting primarily of capitalized office building leases and a street light lease.


11. NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988 (Act), the company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Plant Farley. The Act provides funds up to $8.9 billion for public liability claims that could arise from a single nuclear incident. Plant Farley is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums which could be assessed, after a nuclear incident, against all owners of nuclear reactors. A company could be assessed up to $79 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for the company is $159 million per incident but not more than an aggregate of $20 million to be paid for each incident in any one year.

    The company is a member of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium assessment in the event that losses exceed accumulated reserve funds. The company's maximum annual assessment per incident is limited to $10 million under the current policy.

    Additionally, the company has policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million NML coverage. This excess insurance is provided by Nuclear Electric Insurance Limited (NEIL), a mutual insurance company.

    NEIL also covers the additional cost that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can be insured against increased cost of replacement power in an amount up to $3.5 million per week (starting 21 weeks after the outage) for one year and up to $2.8 million per week for the second and third years.

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under

Alabama Power Company 1995 Annual Report


that policy. The maximum annual assessments per incident under current policies for the company would be $21 million for excess property damage and $8 million for replacement power.

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

    The company participates in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, the company could be subject to a maximum total assessment of $6 million.

      All retrospective assessments, whether generated for liability, property or replacement power may be subject to applicable state premium taxes.

12.   COMMON STOCK DIVIDEND
      RESTRICTIONS

The company's first mortgage bond indenture contains various common stock dividend restrictions that remain in effect as long as the bonds are outstanding. At December 31, 1995, retained earnings of $807 million was restricted against the payment of cash dividends on common stock under terms of the mortgage indenture. Supplemental indentures in connection with future first mortgage bond issues may contain more stringent common stock dividend restrictions than those currently in effect.


13.   QUARTERLY FINANCIAL INFORMATION
      (Unaudited)

Summarized quarterly financial data for 1995 and 1994 are as follows:

                                                     Net Income
                                                       After
                                                     Dividends
       Quarter            Operating    Operating    on Preferred
        Ended             Revenues      Income         Stock
 ----------------  ----------------------------------------------
                                     (in thousands)

 March 1995                $646,771     $122,949    $   65,328
 June 1995                  753,053      157,685        88,926
 September 1995             938,284      233,322       167,938
 December 1995              686,666      111,362        38,702

 March 1994                $686,847     $128,623    $   72,031
 June 1994                  759,399      162,696        98,668
 September 1994             838,927      199,736       141,214
 December 1994              649,969      104,949        44,425
 ----------------------------------------------------------------

The company's business is influenced by seasonal weather conditions.

SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1995 Annual Report


===================================================================================================================================
                                                                                               1995            1994           1993
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                        $3,024,774      $2,935,142     $3,007,609
Net Income after Dividends
     on Preferred Stock (in thousands)                                                     $360,894        $356,338       $346,494
Cash Dividends on Common Stock (in thousands)                                              $285,000        $268,000       $252,900
Return on Average Common Equity (percent)                                                     13.61           13.86          13.94
Total Assets (in thousands)                                                              $8,744,360      $8,459,217     $8,248,683
Gross Property Additions (in thousands)                                                    $551,781        $536,785       $435,843
-----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                      $2,690,374      $2,614,405     $2,526,348
Preferred stock                                                                             440,400         440,400        440,400
Preferred stock subject to mandatory redemption                                                   -               -              -
Long-term debt                                                                            2,374,948       2,455,013      2,362,852
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            $5,505,722      $5,509,818     $5,329,600
===================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                            48.9            47.4           47.4
Preferred stock                                                                                 8.0             8.0            8.3
Long-term debt                                                                                 43.1            44.6           44.3
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                                 100.0           100.0          100.0
===================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                            -         150,000        860,000
Retired                                                                                           -          20,387        699,788
Preferred Stock (in thousands):
Issued                                                                                            -               -        158,000
Retired                                                                                           -               -        207,000
-----------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                     A1              A1             A1
     Standard and Poor's                                                                         A+               A              A
     Duff & Phelps                                                                               A+              A+             A+
Preferred Stock -
     Moody's                                                                                     a2              a2             a2
     Standard and Poor's                                                                          A              A-             A-
     Duff & Phelps                                                                                A              A-             A-
-----------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                               1,058,197       1,042,974      1,027,130
Commercial                                                                                  166,480         162,239        157,337
Industrial                                                                                    5,338           5,341          5,391
Other                                                                                           725             716            713
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                     1,230,740       1,211,270      1,190,571
===================================================================================================================================
Employees (year-end)                                                                          7,261           7,996          8,009


SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1995 Annual Report


===================================================================================================================================
                                                                                               1992            1991           1990
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                        $2,846,840      $2,846,794     $2,722,424
Net Income after Dividends
     on Preferred Stock (in thousands)                                                     $338,555        $339,666       $312,803
Cash Dividends on Common Stock (in thousands)                                              $273,300        $232,900       $220,800
Return on Average Common Equity (percent)                                                     14.02           14.55          14.00
Total Assets (in thousands)                                                              $6,593,618      $6,549,462     $6,362,293
Gross Property Additions (in thousands)                                                    $367,463        $397,011       $444,680
-----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                      $2,443,493      $2,387,198     $2,280,590
Preferred stock                                                                             489,400         484,400        484,400
Preferred stock subject to mandatory redemption                                                   -               -         12,500
Long-term debt                                                                            2,202,473       2,382,635      2,397,931
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            $5,135,366      $5,254,233     $5,175,421
===================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                            47.6            45.4           44.1
Preferred stock                                                                                 9.5             9.2            9.6
Long-term debt                                                                                 42.9            45.4           46.3
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                                 100.0           100.0          100.0
===================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                      745,000         250,000              -
Retired                                                                                     931,797         227,695         33,122
Preferred Stock (in thousands):
Issued                                                                                      150,000               -              -
Retired                                                                                     145,000          17,500          5,000
-----------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                     A1              A1             A1
     Standard and Poor's                                                                          A               A              A
     Duff & Phelps                                                                                A               A              A
Preferred Stock -
     Moody's                                                                                     a2              a2             a2
     Standard and Poor's                                                                         A-              A-             A-
     Duff & Phelps                                                                               A-              A-             A-
-----------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                               1,012,294         997,585        985,566
Commercial                                                                                  152,530         148,228        144,340
Industrial                                                                                    5,434           5,496          5,322
Other                                                                                           704             697            690
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                     1,170,962       1,152,006      1,135,918
===================================================================================================================================
Employees (year-end)                                                                          8,116           8,513          9,473

                                       II-80A


SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1995 Annual Report


=================================================================================================================================
                                                                                     1989               1988                1987
---------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                              $2,629,354         $2,476,626          $2,574,634
Net Income after Dividends
     on Preferred Stock (in thousands)                                           $311,146           $283,475            $257,239
Cash Dividends on Common Stock (in thousands)                                    $217,300           $212,700            $201,100
Return on Average Common Equity (percent)                                           14.53              14.03               13.56
Total Assets (in thousands)                                                    $6,279,431         $6,180,945          $5,912,000
Gross Property Additions (in thousands)                                          $459,199           $643,892            $600,589
---------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                            $2,188,811         $2,094,815          $1,946,747
Preferred stock                                                                   484,400            484,400             384,400
Preferred stock subject to mandatory redemption                                    17,500             22,500              27,500
Long-term debt                                                                  2,435,129          2,496,492           2,386,258
---------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                  $5,125,840         $5,098,207          $4,744,905
=================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                  42.7               41.1                41.0
Preferred stock                                                                       9.8                9.9                 8.7
Long-term debt                                                                       47.5               49.0                50.3
---------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                       100.0              100.0               100.0
=================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                  -            150,000             200,000
Retired                                                                            75,650             42,445             108,082
Preferred Stock (in thousands):
Issued                                                                                  -            100,000                   -
Retired                                                                             5,000              2,500               5,000
---------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                           A1                 A1                  A1
     Standard and Poor's                                                                A                  A                   A
     Duff & Phelps                                                                      A                  6                   6
Preferred Stock -
     Moody's                                                                           a2                 a2                  a2
     Standard and Poor's                                                               A-                 A-                  A-
     Duff & Phelps                                                                     A-                  7                   7
---------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                       974,622            964,581             950,101
Commercial                                                                        141,265            137,955             134,533
Industrial                                                                          5,200              5,120               4,955
Other                                                                                 684                678                 713
---------------------------------------------------------------------------------------------------------------------------------
Total                                                                           1,121,771          1,108,334           1,090,302
=================================================================================================================================
Employees (year-end)                                                                9,698             10,302              10,457

                                      II-80B


SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1995 Annual Report


===========================================================================================================================
                                                                                                  1986                1985
---------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                           $2,549,574          $2,518,699
Net Income after Dividends
     on Preferred Stock (in thousands)                                                        $273,456            $264,562
Cash Dividends on Common Stock (in thousands)                                                 $191,300            $185,700
Return on Average Common Equity (percent)                                                        15.12               15.41
Total Assets (in thousands)                                                                 $5,570,653          $5,722,263
Gross Property Additions (in thousands)                                                       $553,767            $568,073
---------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                         $1,847,608          $1,770,156
Preferred stock                                                                                384,400             384,400
Preferred stock subject to mandatory redemption                                                 30,000              35,000
Long-term debt                                                                               2,210,108           2,349,373
---------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                               $4,472,116          $4,538,929
===========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                               41.3                39.0
Preferred stock                                                                                    9.3                 9.3
Long-term debt                                                                                    49.4                51.7
---------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                                    100.0               100.0
===========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                         125,000                   -
Retired                                                                                        405,765              39,460
Preferred Stock (in thousands):
Issued                                                                                               -                   -
Retired                                                                                         42,224                   -
---------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                        A1                  A1
     Standard and Poor's                                                                             A                   A
     Duff & Phelps                                                                                   6                   6
Preferred Stock -
     Moody's                                                                                        a2                  a2
     Standard and Poor's                                                                            A-                  A-
     Duff & Phelps                                                                                   7                   7
---------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                                    934,798             918,777
Commercial                                                                                     130,540             126,644
Industrial                                                                                       4,725               4,619
Other                                                                                              697                 755
---------------------------------------------------------------------------------------------------------------------------
Total                                                                                        1,070,760           1,050,795
===========================================================================================================================
Employees (year-end)                                                                            10,367              10,212

                                       II-80C


SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1995 Annual Report

===================================================================================================================================
                                                                                               1995            1994           1993
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                                $997,069        $913,146       $947,277
Commercial                                                                                  670,453         647,202        634,895
Industrial                                                                                  805,596         803,587        832,938
Other                                                                                        13,619          13,515         13,344
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                              2,486,737       2,377,450      2,428,454
Sales for resale - non-affiliates                                                           370,140         354,760        364,105
Sales for resale - affiliates                                                               127,730         164,762        181,975
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                                  2,984,607       2,896,972      2,974,534
Other revenues                                                                               40,167          38,170         33,075
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    $3,024,774      $2,935,142     $3,007,609
===================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                              14,383,231      13,183,147     13,185,062
Commercial                                                                               10,043,220       9,645,798      9,185,462
Industrial                                                                               19,862,577      19,479,364     18,595,237
Other                                                                                       186,848         185,876        181,673
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                             44,475,876      42,494,185     41,147,434
Sales for resale - non-affiliates                                                         8,046,189       6,775,176      7,143,672
Sales for resale - affiliates                                                             6,705,174       8,432,533      8,081,324
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    59,227,239      57,701,894     56,372,430
===================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                                    6.93            6.93           7.18
Commercial                                                                                     6.68            6.71           6.91
Industrial                                                                                     4.06            4.13           4.48
Total retail                                                                                   5.59            5.59           5.90
Sales for resale                                                                               3.38            3.42           3.59
Total sales                                                                                    5.04            5.02           5.28
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                                            13,686          12,746         12,936
Residential Average Annual Revenue
 Per Customer                                                                               $948.71         $882.88        $929.36
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                                      10,831          10,431         10,431
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                                        7,958           8,217          7,152
Summer                                                                                       10,090           9,028          9,457
Annual Load Factor (percent) (Note 2)                                                          59.2            62.2           58.6
Plant Availability (percent):
Fossil-steam                                                                                   88.3            86.9           89.7
Nuclear                                                                                        81.1            92.5           86.6
-----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                           67.1            62.9           63.9
Nuclear                                                                                        17.1            21.7           20.1
Hydro                                                                                           7.0             8.4            6.9
Oil and gas                                                                                     0.4               *              *
Purchased power -
     From non-affiliates                                                                        2.7             1.3            1.1
     From affiliates                                                                            5.7             5.7            8.0
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                         100.0           100.0          100.0
===================================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                                          10,025           9,961         10,003
Cost of fuel per million BTU (cents)                                                         148.68          157.62         173.66
Average cost of fuel per net kilowatt-hour generated (cents)                                   1.49            1.57           1.74
===================================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.


SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1995 Annual Report

===================================================================================================================================
                                                                                               1992            1991           1990
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                                $845,660        $864,347       $825,645
Commercial                                                                                  589,816         582,730        551,634
Industrial                                                                                  800,311         790,224        777,580
Other                                                                                        12,734          12,662         12,103
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                              2,248,521       2,249,963      2,166,962
Sales for resale - non-affiliates                                                           407,791         407,912        434,996
Sales for resale - affiliates                                                               158,088         159,375         93,473
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                                  2,814,400       2,817,250      2,695,431
Other revenues                                                                               32,440          29,544         26,993
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    $2,846,840      $2,846,794     $2,722,424
===================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                              12,069,268      12,324,898     11,996,794
Commercial                                                                                8,629,869       8,526,131      8,201,534
Industrial                                                                               18,260,274      17,511,579     17,713,153
Other                                                                                       176,798         174,760        170,420
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                             39,136,209      38,537,368     38,081,901
Sales for resale - non-affiliates                                                         8,382,571       8,810,442     10,277,060
Sales for resale - affiliates                                                             7,210,697       7,784,285      4,519,275
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    54,729,477      55,132,095     52,878,236
===================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                                    7.01            7.01           6.88
Commercial                                                                                     6.83            6.83           6.73
Industrial                                                                                     4.38            4.51           4.39
Total retail                                                                                   5.75            5.84           5.69
Sales for resale                                                                               3.63            3.42           3.57
Total sales                                                                                    5.14            5.11           5.10
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                                            12,017          12,435         12,256
Residential Average Annual Revenue
 Per Customer                                                                               $842.00         $872.04        $843.50
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                                      10,431          10,539          9,879
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                                        7,077           6,586          6,293
Summer                                                                                        8,801           8,627          8,878
Annual Load Factor (percent) (Note 2)                                                          59.6            59.9           57.4
Plant Availability (percent):
Fossil-steam                                                                                   88.9            93.1           92.2
Nuclear                                                                                        80.2            87.0           86.5
-----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                           64.3            61.5           57.0
Nuclear                                                                                        19.0            20.8           21.6
Hydro                                                                                           8.5             8.2            8.7
Oil and gas                                                                                       *               *            0.1
Purchased power -
     From non-affiliates                                                                        1.2             1.6            0.9
     From affiliates                                                                            7.0             7.9           11.7
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                         100.0           100.0          100.0
===================================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                                          10,000           9,985         10,072
Cost of fuel per million BTU (cents)                                                         164.57          170.49         171.55
Average cost of fuel per net kilowatt-hour generated (cents)                                   1.65            1.70           1.73
===================================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.

                                                                II-82A


SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1995 Annual Report

================================================================================================================================
                                                                                     1989               1988                1987
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                     $781,982           $761,805            $759,957
Commercial                                                                       533,487            510,910             501,088
Industrial                                                                       762,274            738,755             721,298
Other                                                                             11,743             11,255              10,968
--------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                   2,089,486          2,022,725           1,993,311
Sales for resale - non-affiliates                                                409,202            355,362             443,880
Sales for resale - affiliates                                                    104,488             76,691             118,746
--------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                       2,603,176          2,454,778           2,555,937
Other revenues                                                                    26,178             21,848              18,697
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                         $2,629,354         $2,476,626          $2,574,634
================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                   11,346,736         11,332,285          11,149,225
Commercial                                                                     7,915,685          7,711,092           7,476,924
Industrial                                                                    17,360,791         16,881,342          15,969,075
Other                                                                            166,485            165,122             159,422
--------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                  36,789,697         36,089,841          34,754,646
Sales for resale - non-affiliates                                             10,292,329          7,905,750          10,523,554
Sales for resale - affiliates                                                  5,048,743          3,551,142           4,963,997
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                         52,130,769         47,546,733          50,242,197
================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                         6.89               6.72                6.82
Commercial                                                                          6.74               6.63                6.70
Industrial                                                                          4.39               4.38                4.52
Total retail                                                                        5.68               5.60                5.74
Sales for resale                                                                    3.35               3.77                3.63
Total sales                                                                         4.99               5.16                5.09
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                                 11,717             11,839              11,848
Residential Average Annual Revenue
 Per Customer                                                                    $807.50            $795.84             $807.61
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                            9,879              9,279               9,337
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                             7,264              6,377               6,138
Summer                                                                             8,256              7,991               7,886
Annual Load Factor (percent) (Note 2)                                               59.5               59.6                58.3
Plant Availability (percent):
Fossil-steam                                                                        90.7               91.3                90.2
Nuclear                                                                             83.1               91.9                83.3
--------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                54.1               53.9                52.5
Nuclear                                                                             21.0               26.1                21.7
Hydro                                                                               11.0                4.8                 6.3
Oil and gas                                                                          0.1                0.1                 0.2
Purchased power -
     From non-affiliates                                                             1.8                0.5                 0.2
     From affiliates                                                                12.0               14.6                19.1
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                              100.0              100.0               100.0
================================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                               10,061             10,137              10,214
Cost of fuel per million BTU (cents)                                              172.20             168.21              176.72
Average cost of fuel per net kilowatt-hour generated (cents)                        1.73               1.71                1.80
================================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.

                                      II-82B


SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1995 Annual Report

===========================================================================================================================
                                                                                                  1986                1985
---------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                                   $738,864            $684,970
Commercial                                                                                     481,676             453,651
Industrial                                                                                     705,395             717,078
Other                                                                                           10,811              10,129
---------------------------------------------------------------------------------------------------------------------------
Total retail                                                                                 1,936,746           1,865,828
Sales for resale - non-affiliates                                                              472,938             539,343
Sales for resale - affiliates                                                                  120,911              95,733
---------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                                     2,530,595           2,500,904
Other revenues                                                                                  18,979              17,795
---------------------------------------------------------------------------------------------------------------------------
Total                                                                                       $2,549,574          $2,518,699
===========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                                 10,606,698           9,814,814
Commercial                                                                                   7,015,589           6,593,645
Industrial                                                                                  15,025,806          15,215,276
Other                                                                                          153,282             146,119
---------------------------------------------------------------------------------------------------------------------------
Total retail                                                                                32,801,375          31,769,854
Sales for resale - non-affiliates                                                            9,064,049          12,158,464
Sales for resale - affiliates                                                                4,456,360           3,588,338
---------------------------------------------------------------------------------------------------------------------------
Total                                                                                       46,321,784          47,516,656
===========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                                       6.97                6.98
Commercial                                                                                        6.87                6.88
Industrial                                                                                        4.69                4.71
Total retail                                                                                      5.90                5.87
Sales for resale                                                                                  4.39                4.03
Total sales                                                                                       5.46                5.26
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                                               11,457              10,781
Residential Average Annual Revenue
 Per Customer                                                                                  $798.09             $752.43
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                                          9,337               9,337
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                                           6,257               6,191
Summer                                                                                           7,892               7,570
Annual Load Factor (percent) (Note 2)                                                             56.2                57.2
Plant Availability (percent):
Fossil-steam                                                                                      88.5                90.5
Nuclear                                                                                           83.8                81.0
---------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                              58.8                55.7
Nuclear                                                                                           23.8                22.4
Hydro                                                                                              4.2                 6.2
Oil and gas                                                                                        0.1                 0.1
Purchased power -
     From non-affiliates                                                                           2.0                 1.7
     From affiliates                                                                              11.1                13.9
---------------------------------------------------------------------------------------------------------------------------
Total                                                                                            100.0               100.0
===========================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                                             10,209              10,229
Cost of fuel per million BTU (cents)                                                            179.65              185.74
Average cost of fuel per net kilowatt-hour generated (cents)                                      1.83                1.90
===========================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.

                                       II-82C

STATEMENTS OF INCOME
Alabama Power Company
================================================================================================================================
For the Years Ended December 31,                                                    1995*            1994*             1993*
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                       $   2,897,044    $   2,770,380     $   2,825,634
Revenues from affiliates                                                             127,730          164,762           181,975
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           3,024,774        2,935,142         3,007,609
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                               791,819          801,948           877,099
  Purchased power from non-affiliates                                                 30,065           15,158            15,230
  Purchased power from affiliates                                                    112,826          100,888           120,330
  Proceeds from settlement of disputed contracts                                           -                -            (2,568)
  Other                                                                              501,876          458,917           473,383
Maintenance                                                                          243,218          262,102           252,506
Depreciation and amortization                                                        303,050          292,420           290,310
Taxes other than income taxes                                                        185,620          183,425           178,997
Federal and state income taxes                                                       230,982          224,280           207,210
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           2,399,456        2,339,138         2,412,497
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                     625,318          596,004           595,112
Other Income (Expense):
Allowance for equity funds used during construction                                    1,649            3,239             3,260
Income from subsidiary                                                                 4,051            3,588             4,127
Charitable foundation                                                                (11,542)         (13,500)           (3,000)
Interest income                                                                       13,768           16,944            20,775
Other, net                                                                           (21,536)         (30,569)          (24,420)
Income taxes applicable to other income                                               14,142           16,834            10,239
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                       625,850          592,540           606,093
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                           180,714          178,045           184,861
Allowance for debt funds used during construction                                     (7,067)          (3,548)           (2,992)
Interest on interim obligations                                                       16,917            5,939             3,760
Amortization of debt discount, premium, and expense, net                              20,259            9,623             8,937
Other interest charges                                                                27,064           19,908            35,474
--------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                 237,887          209,967           230,040
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           387,963          382,573           376,053
Dividends on Preferred Stock                                                          27,069           26,235            29,559
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                  $     360,894    $     356,338     $     346,494
================================================================================================================================
*  Includes  the  effect  of  recognizing,  beginning  in 1987,  retail  service rendered but not yet billed to customers.

STATEMENTS OF INCOME
Alabama Power Company
============================================================================================================================
For the Years Ended December 31,                                                    1992*          1991*           1990*
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                       $   2,688,752   $   2,687,419  $   2,628,951
Revenues from affiliates                                                             158,088         159,375         93,473
----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           2,846,840       2,846,794      2,722,424
----------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                               794,438         812,667        756,501
  Purchased power from non-affiliates                                                 14,242          21,080         11,185
  Purchased power from affiliates                                                    107,230         119,602        165,982
  Proceeds from settlement of disputed contracts                                        (641)        (14,819)             -
  Other                                                                              446,477         435,908        411,559
Maintenance                                                                          237,071         229,114        215,304
Depreciation and amortization                                                        280,881         271,433        262,817
Taxes other than income taxes                                                        172,095         169,639        163,567
Federal and state income taxes                                                       201,925         200,612        185,954
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           2,253,718       2,245,236      2,172,869
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                     593,122         601,558        549,555
Other Income (Expense):
Allowance for equity funds used during construction                                    2,071           2,368         25,487
Income from subsidiary                                                                 4,635           4,576          4,182
Charitable foundation                                                                 (6,887)         (6,500)       (17,500)
Interest income                                                                       14,804          14,356         12,006
Other, net                                                                           (11,019)         (9,926)        (8,235)
Income taxes applicable to other income                                                8,947           7,523         11,081
----------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                       605,673         613,955        576,576
----------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                           206,871         214,107        221,527
Allowance for debt funds used during construction                                     (2,416)         (6,903)       (23,339)
Interest on interim obligations                                                        3,704          13,385         10,252
Amortization of debt discount, premium, and expense, net                               4,392           2,634          3,706
Other interest charges                                                                19,381          14,927         13,115
----------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                 231,932         238,150        225,261
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           373,741         375,805        351,315
Dividends on Preferred Stock                                                          35,186          36,139         38,512
----------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                  $     338,555   $     339,666  $     312,803
============================================================================================================================
*  Includes  the  effect  of  recognizing,  beginning  in 1987,  retail  service rendered but not yet billed to customers.

                                                          II-84A

STATEMENTS OF INCOME
Alabama Power Company
============================================================================================================================
For the Years Ended December 31,                                                    1989*          1988*           1987*
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                       $   2,524,866    $  2,399,935  $   2,455,888
Revenues from affiliates                                                             104,488          76,691        118,746
----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           2,629,354       2,476,626      2,574,634
----------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                               712,453         676,423        696,763
  Purchased power from non-affiliates                                                 28,272           8,407          6,703
  Purchased power from affiliates                                                    163,267         185,390        257,052
  Proceeds from settlement of disputed contracts                                           -               -              -
  Other                                                                              380,536         400,879        410,575
Maintenance                                                                          202,633         197,225        199,617
Depreciation and amortization                                                        247,973         225,123        212,072
Taxes other than income taxes                                                        154,398         148,681        141,422
Federal and state income taxes                                                       188,507         143,614        190,575
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           2,078,039       1,985,742      2,114,779
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                     551,315         490,884        459,855
Other Income (Expense):
Allowance for equity funds used during construction                                   29,515          39,047         27,663
Income from subsidiary                                                                 3,750           3,302          3,440
Charitable foundation                                                                (25,000)              -              -
Interest income                                                                       10,871           9,914          7,044
Other, net                                                                            (4,313)        (13,694)          (816)
Income taxes applicable to other income                                               13,629           8,034            849
----------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                       579,767         537,487        498,035
----------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                           230,046         225,522        205,824
Allowance for debt funds used during construction                                    (27,627)        (31,830)       (24,235)
Interest on interim obligations                                                        9,098           5,714          7,221
Amortization of debt discount, premium, and expense, net                               4,469           4,411          4,405
Other interest charges                                                                13,112          13,715         14,662
----------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                 229,098         217,532        207,877
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           350,669         319,955        290,158
Dividends on Preferred Stock                                                          39,523          36,480         32,919
----------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                  $     311,146      $  283,475  $     257,239
============================================================================================================================
*  Includes  the  effect  of  recognizing,  beginning  in 1987,  retail  service rendered but not yet billed to customers.

                                                          II-84B

STATEMENTS OF INCOME
Alabama Power Company
=============================================================================================================
For the Years Ended December 31,                                                    1986            1985
-------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                       $   2,428,663    $  2,422,966
Revenues from affiliates                                                             120,911          95,733
-------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           2,549,574       2,518,699
-------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                               738,367         743,463
  Purchased power from non-affiliates                                                 23,889          25,990
  Purchased power from affiliates                                                    156,091         187,041
  Proceeds from settlement of disputed contracts                                           -               -
  Other                                                                              350,671         308,437
Maintenance                                                                          203,972         210,143
Depreciation and amortization                                                        201,803         183,779
Taxes other than income taxes                                                        135,248         128,648
Federal and state income taxes                                                       255,400         248,774
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           2,065,441       2,036,275
-------------------------------------------------------------------------------------------------------------
Operating Income                                                                     484,133         482,424
Other Income (Expense):
Allowance for equity funds used during construction                                   27,455          32,985
Income from subsidiary                                                                 2,967           3,417
Charitable foundation                                                                      -               -
Interest income                                                                       11,422          20,874
Other, net                                                                            (3,738)         (4,447)
Income taxes applicable to other income                                                  185          (4,941)
-------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                       522,424         530,312
-------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                           226,110         248,073
Allowance for debt funds used during construction                                    (24,334)        (29,048)
Interest on interim obligations                                                        1,159               -
Amortization of debt discount, premium, and expense, net                               3,313           1,145
Other interest charges                                                                 8,695           4,234
-------------------------------------------------------------------------------------------------------------
Net interest charges                                                                 214,943         224,404
-------------------------------------------------------------------------------------------------------------
Net Income                                                                           307,481         305,908
Dividends on Preferred Stock                                                          34,025          41,346
-------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                  $     273,456    $    264,562
=============================================================================================================

                                                   II-84C

STATEMENTS OF CASH FLOWS
Alabama Power Company
==============================================================================================================================
For the Years Ended December 31,                                                      1995           1994            1993
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                                       $     387,963  $     382,573   $     376,053
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                 371,382        359,791         356,499
         Deferred income taxes, net                                                     32,702        (32,612)         35,100
         Deferred investment tax credits, net                                              (75)            (1)         (2,106)
         Allowance for equity funds used during construction                            (1,649)        (3,239)         (3,260)
         Non-cash proceeds from settlement of disputed contracts                             -              -               -
         Other, net                                                                     33,244         28,656          36,493
         Changes in certain current assets and liabilities --
            Receivables, net                                                           (54,209)        19,390          19,215
            Inventories                                                                 18,425        (38,946)         51,630
            Payables                                                                   (63,656)       (21,240)         31,544
            Taxes accrued                                                                  551          6,856          (9,959)
            Energy cost recovery, retail                                                 1,177         16,907         (56,128)
            Other                                                                      (15,895)       (14,235)        (21,110)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            709,960        703,900         813,971
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (551,781)      (536,785)       (435,843)
Sales of property                                                                            -              -               -
Other                                                                                  (53,321)       (26,632)           (741)
------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (605,102)      (563,417)       (436,584)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Preferred stock                                                                         -              -         158,000
     First mortgage bonds                                                                    -        150,000         860,000
     Pollution control bonds                                                           131,500        179,750         144,436
     Other long-term debt                                                                    -         28,970          35,878
     Capital contributions from parent company                                               -              -               -
     Prepaid capacity revenues                                                               -              -               -
Retirements:
     Preferred stock                                                                         -              -        (207,000)
     First mortgage bonds                                                                    -        (20,387)       (699,788)
     Pollution control bonds                                                          (131,500)      (179,750)       (135,315)
     Other long-term debt                                                                 (791)      (125,630)        (46,014)
Interim obligations, net                                                               210,134        139,882        (156,917)
Payment of preferred stock dividends                                                   (27,118)       (25,431)        (32,099)
Payment of common stock dividends                                                     (285,000)      (268,000)       (252,900)
Miscellaneous                                                                           (4,143)        (8,444)        (56,064)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                (106,918)      (129,040)       (387,783)
------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                                      (2,060)        11,443         (10,396)
Cash at Beginning of Year                                                               14,676          3,233          13,629
------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                              $      12,616  $      14,676   $       3,233
==============================================================================================================================
( ) Denotes use of cash.

STATEMENTS OF CASH FLOWS
Alabama Power Company
==============================================================================================================================
For the Years Ended December 31,                                                      1992           1991            1990
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                                       $     373,741  $     375,805   $     351,315
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                 338,421        337,978         331,858
         Deferred income taxes, net                                                     23,514         (5,779)         64,480
         Deferred investment tax credits, net                                                -         (1,089)            132
         Allowance for equity funds used during construction                            (2,071)        (2,368)        (25,487)
         Non-cash proceeds from settlement of disputed contracts                          (641)       (13,750)              -
         Other, net                                                                     (2,657)        26,614          19,899
         Changes in certain current assets and liabilities --
            Receivables, net                                                           (11,010)         9,178          12,005
            Inventories                                                                 12,704        (17,374)        (40,901)
            Payables                                                                     2,158         28,889           6,597
            Taxes accrued                                                              (21,120)        24,828          (6,167)
            Energy cost recovery, retail                                                45,509        (12,304)        (42,535)
            Other                                                                       10,629        (37,906)         14,144
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            769,177        712,722         685,340
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (367,463)      (397,011)       (444,680)
Sales of property                                                                       43,556              -               -
Other                                                                                  (13,379)       (36,083)          6,935
------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (337,286)      (433,094)       (437,745)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Preferred stock                                                                   150,000              -               -
     First mortgage bonds                                                              745,000        250,000               -
     Pollution control bonds                                                                 -              -               -
     Other long-term debt                                                               48,382         12,906          54,831
     Capital contributions from parent company                                               -              -               -
     Prepaid capacity revenues                                                               -         52,900               -
Retirements:
     Preferred stock                                                                  (145,000)       (17,500)         (5,000)
     First mortgage bonds                                                             (931,797)      (227,695)        (33,122)
     Pollution control bonds                                                              (335)          (250)           (250)
     Other long-term debt                                                              (53,888)       (48,428)        (56,895)
Interim obligations, net                                                               120,917        (13,500)         59,500
Payment of preferred stock dividends                                                   (35,704)       (36,829)        (38,245)
Payment of common stock dividends                                                     (273,300)      (232,900)       (220,800)
Miscellaneous                                                                          (53,697)       (17,732)           (293)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                (429,422)      (279,028)       (240,274)
------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                                       2,469            600           7,321
Cash at Beginning of Year                                                               11,160         10,560           3,239
------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                              $      13,629  $      11,160   $      10,560
==============================================================================================================================
( ) Denotes use of cash.

                                                           II-86A

STATEMENTS OF CASH FLOWS
Alabama Power Company
==============================================================================================================================
For the Years Ended December 31,                                                      1989           1988            1987
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                                          $  350,669  $     319,955   $     290,158
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                 322,042        296,234         270,492
         Deferred income taxes, net                                                     31,715         37,952         107,824
         Deferred investment tax credits, net                                            6,917         15,019          23,477
         Allowance for equity funds used during construction                           (29,515)       (39,047)        (27,663)
         Non-cash proceeds from settlement of disputed contracts                             -              -               -
         Other, net                                                                     (5,297)        16,106          67,445
         Changes in certain current assets and liabilities --
            Receivables, net                                                           (10,436)         8,822        (133,468)
            Inventories                                                                 20,408        (23,182)        (26,255)
            Payables                                                                    16,259        (12,957)         39,645
            Taxes accrued                                                                1,547         (7,754)            516
            Energy cost recovery, retail                                                39,164              -               -
            Other                                                                       28,701        (18,658)          4,464
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            772,174        592,490         616,635
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (459,199)      (643,892)       (600,589)
Sales of property                                                                            -              -               -
Other                                                                                    3,768         23,161          17,010
------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (455,431)      (620,731)       (583,579)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Preferred stock                                                                         -        100,000               -
     First mortgage bonds                                                                    -        150,000         200,000
     Pollution control bonds                                                            53,700              -             432
     Other long-term debt                                                               55,176         62,515          69,786
     Capital contributions from parent company                                               -         79,500          43,000
     Prepaid capacity revenues                                                               -              -               -
Retirements:
     Preferred stock                                                                    (5,000)        (2,500)         (5,000)
     First mortgage bonds                                                              (75,650)       (42,445)       (108,082)
     Pollution control bonds                                                           (53,950)             -               -
     Other long-term debt                                                              (57,316)       (56,748)        (32,500)
Interim obligations, net                                                                30,000        (15,000)         15,000
Payment of preferred stock dividends                                                   (40,105)       (35,362)        (32,837)
Payment of common stock dividends                                                     (217,300)      (212,700)       (201,100)
Miscellaneous                                                                           (4,576)        (5,581)         (2,581)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                (315,021)        21,679         (53,882)
------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                                       1,722         (6,562)        (20,826)
Cash at Beginning of Year                                                                1,517          8,079          28,905
------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                                $     3,239  $       1,517   $       8,079
==============================================================================================================================
( ) Denotes use of cash.

                                                           II-86B

STATEMENTS OF CASH FLOWS
Alabama Power Company
==============================================================================================================
For the Years Ended December 31,                                                      1986           1985
--------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                                       $     307,481  $     305,908
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                 292,569        266,657
         Deferred income taxes, net                                                    135,364        104,259
         Deferred investment tax credits, net                                           19,736         57,096
         Allowance for equity funds used during construction                           (27,455)       (32,985)
         Non-cash proceeds from settlement of disputed contracts                             -              -
         Other, net                                                                      4,251        (18,971)
         Changes in certain current assets and liabilities --
            Receivables, net                                                            15,238        (13,531)
            Inventories                                                                 (2,040)        29,823
            Payables                                                                   (56,720)        26,360
            Taxes accrued                                                               (1,487)        (6,325)
            Energy cost recovery, retail                                                     -              -
            Other                                                                      (35,293)         4,358
--------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            651,644        722,649
--------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (553,767)      (568,073)
Sales of property                                                                            -              -
Other                                                                                   10,115         22,028
--------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (543,652)      (546,045)
--------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Preferred stock                                                                         -              -
     First mortgage bonds                                                              125,000              -
     Pollution control bonds                                                            26,232        115,577
     Other long-term debt                                                               95,017         12,998
     Capital contributions from parent company                                               -         27,000
     Prepaid capacity revenues                                                         100,000              -
Retirements:
     Preferred stock                                                                   (42,224)             -
     First mortgage bonds                                                             (405,765)       (39,460)
     Pollution control bonds                                                           (21,000)             -
     Other long-term debt                                                              (43,561)       (35,023)
Interim obligations, net                                                                     -              -
Payment of preferred stock dividends                                                   (36,014)       (41,566)
Payment of common stock dividends                                                     (191,300)      (185,700)
Miscellaneous                                                                          (38,052)        (4,438)
--------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                (431,667)      (150,612)
--------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                                    (323,675)        25,992
Cash at Beginning of Year                                                              352,580        326,588
--------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                              $      28,905  $     352,580
==============================================================================================================
( ) Denotes use of cash.

                                                   II-86C

BALANCE SHEETS
Alabama Power Company
=======================================================================================================================
At December 31,                                                        1995*              1994*              1993*
-----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                       $     3,221,250    $     3,027,956    $     2,987,010
    Nuclear                                                            1,874,111          1,866,750          1,860,842
    Hydro                                                                834,790            836,256            819,848
-----------------------------------------------------------------------------------------------------------------------
      Total production                                                 5,930,151          5,730,962          5,667,700
  Transmission                                                         1,132,336          1,087,452          1,051,130
  Distribution                                                         2,522,051          2,366,477          2,206,834
  General                                                                825,417            847,111            810,551
  Construction work in progress                                          362,722            317,745            225,743
  Nuclear fuel, at amortized cost                                        100,537            101,630             93,551
-----------------------------------------------------------------------------------------------------------------------
    Total electric plant                                              10,873,214         10,451,377         10,055,509
-----------------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                        20,837             20,770             20,926
  Construction work in progress                                               46                 34                 43
-----------------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                                20,883             20,804             20,969
-----------------------------------------------------------------------------------------------------------------------
    Total utility plant                                               10,894,097         10,472,181         10,076,478
-----------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                             3,827,123          3,588,363          3,374,310
  Steam heat                                                              10,970             10,241              9,846
-----------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                       3,838,093          3,598,604          3,384,156
-----------------------------------------------------------------------------------------------------------------------
    Total                                                              7,056,004          6,873,577          6,692,322
Less property-related accumulated deferred income taxes                        -                  -                  -
-----------------------------------------------------------------------------------------------------------------------
    Total                                                              7,056,004          6,873,577          6,692,322
-----------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                    -                  -                  -
  Nuclear decommissioning trusts                                         108,368             71,014             49,550
  Miscellaneous                                                           46,388             43,955             49,635
-----------------------------------------------------------------------------------------------------------------------
    Total                                                                154,756            114,969             99,185
-----------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                               12,616             14,676              3,233
  Investment securities                                                        -                  -                  -
  Receivables, net                                                       427,157            374,125            410,422
  Fossil fuel stock, at average cost                                     106,627            119,555             88,481
  Materials and supplies, at average cost                                179,103            184,600            176,728
  Prepayments                                                            116,331            103,550             79,207
  Vacation pay deferred                                                   29,458             20,442             22,680
-----------------------------------------------------------------------------------------------------------------------
    Total                                                                871,292            816,948            780,751
-----------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                               436,837            451,886            469,010
  Debt expense, being amortized                                            7,648              7,370              7,064
  Premium on reacquired debt, being amortized                             89,967            101,851            102,634
  Uranium enrichment decontamination and decommissioning fund             40,282             42,996             45,554
  Miscellaneous                                                           87,574             49,620             52,163
-----------------------------------------------------------------------------------------------------------------------
    Total                                                                662,308            653,723            676,425
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                     $     8,744,360    $     8,459,217    $     8,248,683
=======================================================================================================================
*Includes the effect of recognizing,  beginning in 1987, retail service rendered but not yet billed to customers.

BALANCE SHEETS
Alabama Power Company
============================================================================================================================
At December 31,                                                                     1992*          1991*           1990*
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                                     $   2,953,683    $  2,991,876  $   2,462,100
    Nuclear                                                                        1,860,832       1,851,317      1,794,540
    Hydro                                                                            818,363         814,301        809,578
----------------------------------------------------------------------------------------------------------------------------
      Total production                                                             5,632,878       5,657,494      5,066,218
  Transmission                                                                     1,013,464         977,239        925,368
  Distribution                                                                     2,072,165       1,947,972      1,815,265
  General                                                                            751,652         713,948        660,217
  Construction work in progress                                                      164,555         148,564        654,055
  Nuclear fuel, at amortized cost                                                    101,128         109,259        143,711
----------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                           9,735,842       9,554,476      9,264,834
----------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                                    20,924          20,214         20,091
  Construction work in progress                                                           33             181             74
----------------------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                                            20,957          20,395         20,165
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                            9,756,799       9,574,871      9,284,999
----------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                         3,122,332       2,913,385      2,676,957
  Steam heat                                                                           9,211           8,492          7,861
----------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                   3,131,543       2,921,877      2,684,818
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          6,625,256       6,652,994      6,600,181
Less property-related accumulated deferred income taxes                            1,170,982       1,140,303      1,106,664
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          5,454,274       5,512,691      5,493,517
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                                -          69,550              -
  Nuclear decommissioning trusts                                                      32,390          15,864              -
  Miscellaneous                                                                       49,892          48,254         40,604
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                             82,282         133,668         40,604
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                           13,629          11,160         10,560
  Investment securities                                                               64,832               -              -
  Receivables, net                                                                   344,934         349,599        346,473
  Fossil fuel stock, at average cost                                                 134,328         154,798        144,960
  Materials and supplies, at average cost                                            182,511         174,745        167,209
  Prepayments                                                                        108,254          95,832         50,364
  Vacation pay deferred                                                               21,879          21,691         22,845
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            870,367         807,825        742,411
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                                 -               -              -
  Debt expense, being amortized                                                        6,118           5,957          6,083
  Premium on reacquired debt, being amortized                                         74,835          40,174         26,504
  Uranium enrichment decontamination and decommissioning fund                         47,730               -              -
  Miscellaneous                                                                       58,012          49,147         53,174
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            186,695          95,278         85,761
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $   6,593,618   $   6,549,462  $   6,362,293
============================================================================================================================
*Includes the effect of recognizing,  beginning in 1987, retail service rendered but not yet billed to customers.

                                                          II-88A

BALANCE SHEETS
Alabama Power Company
============================================================================================================================
At December 31,                                                                     1989*          1988*           1987*
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                                     $   2,428,146   $   1,820,966  $   1,787,979
    Nuclear                                                                        1,786,877       1,769,093      1,765,854
    Hydro                                                                            803,901         789,617        788,046
----------------------------------------------------------------------------------------------------------------------------
      Total production                                                             5,018,924       4,379,676      4,341,879
  Transmission                                                                       882,933         844,003        817,065
  Distribution                                                                     1,692,426       1,587,690      1,481,845
  General                                                                            646,523         613,498        535,148
  Construction work in progress                                                      557,150       1,023,019        750,907
  Nuclear fuel, at amortized cost                                                    147,997         174,130        191,493
----------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                           8,945,953       8,622,016      8,118,337
----------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                                    20,083          20,076         20,217
  Construction work in progress                                                           71              58             89
----------------------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                                            20,154          20,134         20,306
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                            8,966,107       8,642,150      8,138,643
----------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                         2,458,747       2,257,696      2,068,176
  Steam heat                                                                           7,154           6,456          5,938
----------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                   2,465,901       2,264,152      2,074,114
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          6,500,206       6,377,998      6,064,529
Less property-related accumulated deferred income taxes                            1,051,877       1,001,173        933,932
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          5,448,329       5,376,825      5,130,597
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                                -               -              -
  Nuclear decommissioning trusts                                                           -               -              -
  Miscellaneous                                                                       34,710          29,677         31,402
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                             34,710          29,677         31,402
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                            3,239           1,517          8,079
  Investment securities                                                                    -               -              -
  Receivables, net                                                                   355,107         344,671        353,493
  Fossil fuel stock, at average cost                                                 131,942         173,858        164,671
  Materials and supplies, at average cost                                            139,326         117,818        103,823
  Prepayments                                                                         54,613          28,412         10,595
  Vacation pay deferred                                                               22,021          21,871         21,317
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            706,248         688,147        661,978
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                                 -               -              -
  Debt expense, being amortized                                                        6,491           6,831          6,695
  Premium on reacquired debt, being amortized                                         28,778          27,329         30,767
  Uranium enrichment decontamination and decommissioning fund                              -               -              -
  Miscellaneous                                                                       54,875          52,136         50,561
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                             90,144          86,296         88,023
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $   6,279,431   $   6,180,945  $   5,912,000
============================================================================================================================
*Includes the effect of recognizing,  beginning in 1987, retail service rendered but not yet billed to customers.

                                                          II-88B

BALANCE SHEETS
Alabama Power Company
=============================================================================================================
At December 31,                                                                     1986            1985
-------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                                     $   1,748,226   $   1,678,117
    Nuclear                                                                        1,749,981       1,687,766
    Hydro                                                                            784,445         773,682
-------------------------------------------------------------------------------------------------------------
      Total production                                                             4,282,652       4,139,565
  Transmission                                                                       773,142         699,980
  Distribution                                                                     1,384,576       1,295,930
  General                                                                            506,228         349,249
  Construction work in progress                                                      497,491         502,455
  Nuclear fuel, at amortized cost                                                    205,768         243,468
-------------------------------------------------------------------------------------------------------------
    Total electric plant                                                           7,649,857       7,230,647
-------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                                    19,508          17,056
  Construction work in progress                                                          123              64
-------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                                            19,631          17,120
-------------------------------------------------------------------------------------------------------------
    Total utility plant                                                            7,669,488       7,247,767
-------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                         1,877,124       1,697,547
  Steam heat                                                                           5,261           3,874
-------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                   1,882,385       1,701,421
-------------------------------------------------------------------------------------------------------------
    Total                                                                          5,787,103       5,546,346
Less property-related accumulated deferred income taxes                              857,081         758,150
-------------------------------------------------------------------------------------------------------------
    Total                                                                          4,930,022       4,788,196
-------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                                -               -
  Nuclear decommissioning trusts                                                           -               -
  Miscellaneous                                                                       30,735          24,849
-------------------------------------------------------------------------------------------------------------
    Total                                                                             30,735          24,849
-------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                           28,905         352,580
  Investment securities                                                                    -               -
  Receivables, net                                                                   220,025         235,263
  Fossil fuel stock, at average cost                                                 152,640         163,899
  Materials and supplies, at average cost                                             89,599          76,300
  Prepayments                                                                         12,320           9,741
  Vacation pay deferred                                                               20,002          18,859
-------------------------------------------------------------------------------------------------------------
    Total                                                                            523,491         856,642
-------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                                 -               -
  Debt expense, being amortized                                                        6,308           6,607
  Premium on reacquired debt, being amortized                                         34,170             524
  Uranium enrichment decontamination and decommissioning fund                              -               -
  Miscellaneous                                                                       45,927          45,445
-------------------------------------------------------------------------------------------------------------
    Total                                                                             86,405          52,576
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $   5,570,653   $   5,722,263
=============================================================================================================

                                                   II-88C

BALANCE SHEETS
Alabama Power Company
=========================================================================================================================
At December 31,                                                          1995*              1994*              1993*
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                     $       224,358    $       224,358    $       224,358
  Paid-in capital                                                        1,304,645          1,304,645          1,304,645
  Premium on preferred stock                                                   146                146                146
  Earnings retained in the business                                      1,161,225          1,085,256            997,199
-------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                  2,690,374          2,614,405          2,526,348
  Preferred stock                                                          440,400            440,400            440,400
  Preferred stock subject to mandatory redemption                                -                  -                  -
  Long-term debt                                                         2,374,948          2,455,013          2,362,852
-------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                         5,505,722          5,509,818          5,329,600
-------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                         -                  -             40,000
  Commercial paper                                                         390,016            179,882                  -
  Preferred stock due within one year                                            -                  -                  -
  Long-term debt due within one year                                        84,682                796             58,998
  Accounts payable                                                         258,727            318,991            334,998
  Customer deposits                                                         30,353             30,245             31,198
  Taxes accrued                                                             31,757             22,437             40,144
  Interest accrued                                                          53,527             52,516             52,809
  Vacation pay accrued                                                      29,458             20,442             22,680
  Miscellaneous                                                             70,543             57,047             50,426
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                  949,063            682,356            631,253
-------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                      1,191,591          1,181,342          1,165,127
  Accumulated deferred investment tax credits                              305,372            317,018            329,909
  Prepaid capacity revenues, net                                           131,186            138,421            143,762
  Deferred revenues from settlement of disputed contracts                        -                  -             19,871
  Uranium enrichment decontamination and decommissioning fund               36,620             39,413             39,644
  Deferred credits related to income taxes                                 386,038            405,256            440,945
  Natural disaster reserve                                                  17,959             28,750                  -
  Miscellaneous                                                            220,809            156,843            148,572
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                2,289,575          2,267,043          2,287,830
-------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                               $     8,744,360    $     8,459,217    $     8,248,683
=========================================================================================================================
*Includes the effect of recognizing,  beginning in 1987, retail service rendered but not yet billed to customers.

BALANCE SHEETS
Alabama Power Company
============================================================================================================================
At December 31,                                                                     1992*          1991*           1990*
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $     224,358   $     224,358  $     224,358
  Paid-in capital                                                                  1,304,645       1,304,645      1,304,645
  Premium on preferred stock                                                             342             461            461
  Earnings retained in the business                                                  914,148         857,734        751,126
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                            2,443,493       2,387,198      2,280,590
  Preferred stock                                                                    489,400         484,400        484,400
  Preferred stock subject to mandatory redemption                                          -               -         12,500
  Long-term debt                                                                   2,202,473       2,382,635      2,397,931
----------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                                   5,135,366       5,254,233      5,175,421
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                              71,000          76,000         89,500
  Commercial paper                                                                   125,917               -              -
  Preferred stock due within one year                                                      -               -          5,000
  Long-term debt due within one year                                                  67,379          85,077         83,989
  Accounts payable                                                                   296,731         295,333        271,776
  Customer deposits                                                                   31,286          30,165         29,571
  Taxes accrued                                                                       24,373          45,493         20,665
  Interest accrued                                                                    41,675          49,288         49,820
  Vacation pay accrued                                                                21,879          21,691         22,845
  Miscellaneous                                                                       93,836          37,699         64,547
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            774,076         640,746        637,713
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                        -               -              -
  Accumulated deferred investment tax credits                                        344,707         362,672        379,990
  Prepaid capacity revenues, net                                                     147,658         149,534         99,835
  Deferred revenues from settlement of disputed contracts                             46,721          59,937              -
  Uranium enrichment decontamination and decommissioning fund                         44,548               -              -
  Deferred credits related to income taxes                                                 -               -              -
  Natural disaster reserve                                                                 -               -              -
  Miscellaneous                                                                      100,542          82,340         69,334
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            684,176         654,483        549,159
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $   6,593,618   $   6,549,462  $   6,362,293
============================================================================================================================
*Includes the effect of recognizing,  beginning in 1987, retail service rendered but not yet billed to customers.

                                                          II-90A

BALANCE SHEETS
Alabama Power Company
============================================================================================================================
At December 31,                                                                     1989*          1988*           1987*
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $     224,358   $     224,358  $     224,358
  Paid-in capital                                                                  1,304,645       1,304,645      1,225,145
  Premium on preferred stock                                                             461             461            461
  Earnings retained in the business                                                  659,347         565,351        496,783
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                            2,188,811       2,094,815      1,946,747
  Preferred stock                                                                    484,400         484,400        384,400
  Preferred stock subject to mandatory redemption                                     17,500          22,500         27,500
  Long-term debt                                                                   2,435,129       2,496,492      2,386,258
----------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                                   5,125,840       5,098,207      4,744,905
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                              30,000               -         15,000
  Commercial paper                                                                         -               -              -
  Preferred stock due within one year                                                  5,000           5,000          2,500
  Long-term debt due within one year                                                  81,031          96,242         95,140
  Accounts payable                                                                   267,645         259,443        273,613
  Customer deposits                                                                   28,450          25,964         32,220
  Taxes accrued                                                                       26,832          25,285         72,118
  Interest accrued                                                                    49,926          50,174         49,489
  Vacation pay accrued                                                                22,021          21,871         21,317
  Miscellaneous                                                                       91,022          28,944         24,660
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            601,927         512,923        586,057
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                        -               -              -
  Accumulated deferred investment tax credits                                        399,097         412,771        418,370
  Prepaid capacity revenues, net                                                     102,346         104,211        103,947
  Deferred revenues from settlement of disputed contracts                                  -               -              -
  Uranium enrichment decontamination and decommissioning fund                              -               -              -
  Deferred credits related to income taxes                                                 -               -              -
  Natural disaster reserve                                                                 -               -              -
  Miscellaneous                                                                       50,221          52,833         58,721
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            551,664         569,815        581,038
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $   6,279,431   $   6,180,945  $   5,912,000
============================================================================================================================
*Includes the effect of recognizing,  beginning in 1987, retail service rendered but not yet billed to customers.

                                                          II-90B

BALANCE SHEETS
Alabama Power Company
=============================================================================================================
At December 31,                                                                     1986            1985
-------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $     224,358   $     224,358
  Paid-in capital                                                                  1,182,145       1,182,145
  Premium on preferred stock                                                             461           1,937
  Earnings retained in the business                                                  440,644         361,716
-------------------------------------------------------------------------------------------------------------
    Total common equity                                                            1,847,608       1,770,156
  Preferred stock                                                                    384,400         384,400
  Preferred stock subject to mandatory redemption                                     30,000          35,000
  Long-term debt                                                                   2,210,108       2,349,373
-------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                                   4,472,116       4,538,929
-------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                                   -               -
  Commercial paper                                                                         -               -
  Preferred stock due within one year                                                  5,000          42,224
  Long-term debt due within one year                                                 142,394         224,918
  Accounts payable                                                                   238,606         295,326
  Customer deposits                                                                   30,333          29,436
  Taxes accrued                                                                       50,757          27,368
  Interest accrued                                                                    47,648          66,193
  Vacation pay accrued                                                                20,002          18,859
  Miscellaneous                                                                       25,567          42,622
-------------------------------------------------------------------------------------------------------------
    Total                                                                            560,307         746,946
-------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                        -               -
  Accumulated deferred investment tax credits                                        418,275         418,222
  Prepaid capacity revenues, net                                                     101,143               -
  Deferred revenues from settlement of disputed contracts                                  -               -
  Uranium enrichment decontamination and decommissioning fund                              -               -
  Deferred credits related to income taxes                                                 -               -
  Natural disaster reserve                                                                 -               -
  Miscellaneous                                                                       18,812          18,166
-------------------------------------------------------------------------------------------------------------
    Total                                                                            538,230         436,388
-------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $   5,570,653   $   5,722,263
=============================================================================================================

                                                   II-90C

                              ALABAMA POWER COMPANY
                   OUTSTANDING SECURITIES AT DECEMBER 31, 1995

                              First Mortgage Bonds
                Amount             Interest          Amount
   Series       Issued              Rate          Outstanding           Maturity
--------------------------------------------------------------------------------
              (Thousands)                         (Thousands)
    1993     $      60,000         4-1/2%        $       60,000           3/1/96
    1993            50,000         5-1/2%                50,000           2/1/98
    1992           170,000         6-3/8%               170,000           8/1/99
    1993           100,000         6%                   100,000           3/1/00
    1992           100,000         6.85%                100,000           8/1/02
    1993           125,000         7%                   125,000           1/1/03
    1993           175,000         6-3/4%               175,000           2/1/03
    1992           175,000         7-1/4%               175,000           8/1/07
    1991           100,000         9-1/4%                98,748           5/1/21
    1991           150,000         8-3/4%               148,500          12/1/21
    1992           200,000         8-1/2%               198,000           5/1/22
    1992           100,000         8.30%                 99,608           7/1/22
    1993           100,000         7-3/4%               100,000           2/1/23
    1993           150,000         7.45%                150,000           7/1/23
    1993           100,000         7.30%                100,000          11/1/23
    1994           150,000         9%                   150,000          12/1/24
             =============                       ==============
             $   2,005,000                       $    1,999,856
             =============                       ==============

                            Pollution Control Bonds
                Amount             Interest          Amount
   Series       Issued              Rate          Outstanding          Maturity
--------------------------------------------------------------------------------
              (Thousands)                         (Thousands)
    1978     $       5,600         7-1/4%        $        1,000           5/1/03
    1986            21,000         7.40%                 21,000          11/1/16
    1993            12,100         Variable              12,100           8/1/17
    1993            12,000         Variable              12,000           8/1/17
    1993            12,000         Variable              12,000           8/1/17
    1993            96,990         6.05%                 96,990           5/1/23
    1993             9,800         5.80%                  9,800           6/1/22
    1994            24,400         5-1/2%                24,400           1/1/24
    1994            53,700         Variable              53,700           6/1/15
    1994           101,650         6-1/2%               101,650           9/1/23
    1995            50,000         Variable              50,000           5/1/22
    1995            81,500         Variable              81,500          10/1/22
             =============                       ==============
             $     480,740                       $      476,140
             =============                       ==============

                                Preferred Stock
                Shares             Dividend          Amount
   Series     Outstanding           Rate          Outstanding
---------------------------------------------------------------
                                                  (Thousands)
  1946-1952        364,000         4.20%         $       36,400
    1950           100,000         4.60%                 10,000
    1961            80,000         4.92%                  8,000
    1963            50,000         4.52%                  5,000
    1964            60,000         4.64%                  6,000
    1965            50,000         4.72%                  5,000
    1966            70,000         5.96%                  7,000
    1968            50,000         6.88%                  5,000
    1988           500,000         Auction               50,000
    1992         4,000,000         7.60%                100,000
    1992         2,000,000         7.60%                 50,000
    1993         1,520,000         6.80%                 38,000
    1993         2,000,000         6.40%                 50,000
    1993               200         Auction               20,000
    1993         2,000,000         Adjustable            50,000
             =============                       ==============
             $  12,844,200                       $      440,400
             =============                       ==============

                              ALABAMA POWER COMPANY

                         SECURITIES RETIRED DURING 1995

                             Pollution Control Bonds
                                     Principal                        Interest
      Series                           Amount                           Rate
--------------------------------------------------------------------------------
                                                                     (Thousands)
       1985                          $    50,000                        9-3/8%
       1985                               81,500                        9-1/4%
                                     ===========
                                     $   131,500
                                     ===========

                             GEORGIA POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Georgia Power Company 1995 Annual Report

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

    The audit committee of the board of directors, which is composed of six directors who are not employees, provides a broad overview of management's financial reporting and control functions. At least three times a year this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal control and financial reporting matters. The internal auditors and the independent public accountants have access to the members of the audit committee at any time.

    Management believes that its policies and procedures provide reasonable assurance that the Company's operations are conducted with a high standard of business ethics.

    In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations and cash flows of Georgia Power Company in conformity with generally accepted accounting principles.




/s/  H. Allen Franklin

     H. Allen Franklin
     President and Chief
     Executive Officer



/s/  Warren Y. Jobe
     Warren Y. Jobe
     Executive Vice President, Treasurer and
     Chief Financial Officer



February 21, 1996

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
of Georgia Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Georgia Power Company (a Georgia corporation and wholly owned subsidiary of The Southern Company) as of December 31, 1995 and 1994, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages II-104 through II-125) referred to above present fairly, in all material respects, the financial position of Georgia Power Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.




/s/  Arthur Andersen LLP

Atlanta, Georgia
February 21, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Georgia Power Company 1995 Annual Report


RESULTS OF OPERATIONS

Earnings

Georgia Power Company's 1995 earnings totaled $609 million, representing an $83 million (15.9 percent) increase over 1994. Earnings for 1994 were reduced by a $55 million after-tax charge related to work force reduction programs. Excluding the charge related to the 1994 work force reduction programs, earnings for 1995 increased 4.8 percent over 1994 primarily due to higher retail energy sales and lower interest charges, partially offset by higher operating expenses. Earnings for 1994 declined from the prior year not only because of the work force reduction charge but also because of lower retail energy sales due to mild weather. The summer of 1993 was exceptionally hot in comparison.

Revenues

The following table summarizes the factors impacting operating revenues for the 1993-1995 period:

                                      Increase (Decrease)
                                        From Prior Year
                               -----------------------------------
                                  1995        1994        1993
                               -----------------------------------
Retail -                                  (in millions)
   Sales growth                    $110       $  67        $  45
   Weather                           69        (128)         126
   Fuel cost recovery                66         (35)          76
   Demand-side programs              36         (12)          15
 -----------------------------------------------------------------
Total retail                        281        (108)         262
------------------------------------------------------------------
Sales for resale -
   Non-affiliates                   (61)       (183)        (106)
   Affiliates                        16          (1)          (6)
------------------------------------------------------------------
Total sales for resale              (45)       (184)        (112)
------------------------------------------------------------------
Other operating revenues              7           3            4
------------------------------------------------------------------
Total operating revenues           $243       ($289)        $154
------------------------------------------------------------------
Percent change                      5.8%       (6.5)%        3.6%
------------------------------------------------------------------

    Retail revenues of $4.0 billion in 1995 increased $281 million (7.6 percent) over the prior year, compared with a decrease of $108 million (2.8 percent) in 1994. Sales growth, reflecting continued expansion of Georgia's economy, and the hot summer of 1995, compared to the milder-than-normal weather during the summer of 1994, were the primary reasons for the increase in retail revenues. Retail revenues were down in 1994 from the prior year primarily due to hot summer weather in 1993.

    Fuel revenues generally represent the direct recovery of fuel expense, including the fuel component of purchased energy, and do not affect net income. Revenues from demand-side option programs generally represent the direct recovery of program costs. See Note 3 to the financial statements under "Demand-Side Conservation Programs" for further information on these programs.

    Revenues from sales to non-affiliated utilities decreased in both 1995 and 1994. Revenues from sales to non-affiliated utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components were as follows:

                                   1995       1994       1993
                               -------------------------------
                                       (in millions)
Capacity                             $53      $ 84       $152
Energy                                45        82        113
--------------------------------------------------------------
Total                                $98      $166       $265
==============================================================

    Contractual unit power sales to Florida utilities for 1995 and 1994 are down primarily due to scheduled reductions that corresponded with the sales to these utilities of portions of Plant Scherer Unit 4 in June 1995 and June 1994. The amount of capacity under these contracts declined by 155 megawatts and 427 megawatts in 1995 and 1994, respectively. In 1996, the contracted capacity will decline another 75 megawatts.

    Sales to municipalities and cooperatives in Georgia increased in 1995 due to higher summer demand resulting from the hot weather; however, such sales decreased in 1994 as these customers retained more of their own generation at jointly owned facilities, and as a result of a new agreement with territorial wholesale customers.

    Revenues from sales to affiliated companies within the Southern electric system will vary from year to year depending on demand and the availability and cost of generating resources at each company. Sales to affiliated companies do not have a significant impact on earnings.

Georgia Power Company 1995 Annual Report


    Kilowatt-hour (KWH) sales for 1995 and the percent change by year were as follows:

                                           Percent Change
                                     ----------------------------
                           1995
                           KWH       1995      1994      1993
                         ----------------------------------------
                      (in billions)
Residential                  17.3    10.4%      (5.8)%    11.5%
Commercial                   19.8     5.9        2.5       5.9
Industrial                   25.3     3.9        3.0       2.9
Other                         0.5     2.0        5.0       5.7
                           -------
Total retail                 62.9     6.2        0.4       6.1
                           -------
Sales for resale -
 Non-affiliates               6.6   (17.3)     (44.3)     (9.8)
 Affiliates                   2.8   (10.4)       0.9      (8.8)
                           -------
Total sales for resale        9.4   (15.4)     (36.4)     (9.7)
                           -------
Total sales                  72.3     2.8       (8.0)      2.1
                           =======
-----------------------------------------------------------------

    Residential, commercial and industrial energy sales growth in 1995 reflected continued expansion of Georgia's economy, hot summer weather, and an increase in customers served. The 1994 sales decline in the residential class was primarily the result of milder-than-normal summer weather in 1994. However in 1994, industrial and commercial sales were positively impacted by continued improvement in economic conditions. Assuming normal weather, sales to retail customers are projected to grow approximately 2 percent annually on average during 1996 through 1998.

Expenses

Fuel costs constitute the single largest expense for the Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                       1995     1994    1993
                                    ---------------------------
Total generation
   (billions of kilowatt-hours)         64       62       64
Sources of generation
   (percent) --
     Coal                             73.7     74.8     76.9
     Nuclear                          22.6     21.9     20.0
     Hydro                             3.0      3.1      2.8
     Oil and gas                       0.7      0.2      0.3
Average cost of fuel per net
   kilowatt-hour generated
     (cents) --
       Coal                           1.67     1.67     1.75
       Nuclear                        0.60     0.63     0.58
       Oil and gas                       *        *        *
       Total                          1.44     1.44     1.52
---------------------------------------------------------------

   * Not meaningful because of minimal generation from fuel source.

    Fuel expense increased 3.5 percent in 1995 because of higher generation which stemmed from greater demand. Fuel expense decreased 8.5 percent in 1994 due to lower fuel costs, lower generation, and the displacement of coal-fired generation with lower cost nuclear generation.

    Purchased power expense has decreased significantly since 1993, reflecting declining contractual capacity purchases from the co-owners of Plant Vogtle. Purchased power expense decreased $36 million in 1995 and $156 million in 1994. The declines in 1995 and 1994 also resulted from decreased purchases from affiliated companies, and in 1994 from decreased energy purchases from territorial wholesale customers. The declines in Plant Vogtle contractual capacity purchases did not have a significant impact on earnings in 1995 and 1994 since these costs are being levelized over six years under the terms of the 1991 Georgia Public Service Commission

Georgia Power Company 1995 Annual Report


(GPSC) retail rate order. The levelization is reflected in the amortization of deferred Plant Vogtle costs in the Statements of Income. See Note 3 to the financial statements under "Plant Vogtle Phase-In Plans" for additional information.

    The Company has incurred expenses for separation benefits associated with its work force reduction programs. These expenses were $11 million in 1995 and $82 million in 1994.

    Other operation and maintenance (O&M) expenses increased 12.2 percent in 1995 primarily as a result of the recognition of costs associated with demand-side option programs and increased maintenance expenses. The demand-side option program costs were offset in part by increases in retail revenues. During 1995, the Company expensed an additional $58 million of demand-side option program and other related costs, as compared to 1994, of which approximately $29 million was not collected through rate riders. See Note 3 to the financial statements under "Demand-Side Conservation Programs" for additional information on the recovery of these program costs. Other O&M expenses decreased 4.5 percent in 1994 primarily due to environmental remediation costs at various sites of $32 million in 1993 compared to $8 million in 1994; recognition in 1993 of the one-time cost of an automotive fleet reduction program; and lower maintenance and pension costs during 1994.

    Depreciation and amortization increased $43 million in 1995 primarily due to additional plant investment, accelerated amortization of software costs, and an increase in nuclear decommissioning expenses.

    Taxes other than income taxes increased 5.2 percent in 1995 and 1.0 percent in 1994, reflecting primarily higher ad valorem taxes and in 1995, higher franchise taxes paid to municipalities as a result of increased sales.

    Income tax expense fluctuates directly with earnings.

    Other income (expense), net decreased in 1995 primarily due to an increase in charitable contributions.

    Interest expense decreased $51 million (14.6 percent) and $61 million (14.7 percent) in 1995 and 1994, respectively, due primarily to refinancing of long-term debt. The Company refinanced $505 million and $510 million of securities in 1995 and 1994, respectively. The Company also retired $264 million of long-term debt with the proceeds from the 1995 and 1994 Plant Scherer Unit 4 sales. Other interest charges in 1993 include interest related to the settlement of an Internal Revenue Service (IRS) audit.
The settlement had no effect on 1993 net income.

    The Company has deferred certain expenses and recorded a deferred return related to Plant Vogtle under phase-in plans. See Note 3 to the financial statements under "Plant Vogtle Phase-In Plans" for information regarding the deferral and subsequent amortization of costs related to Plant Vogtle.

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

    Beginning January 1, 1996, the Company will operate under a three-year retail rate plan. The plan, which was approved by the GPSC on February 16, 1996, concludes a GPSC review of the Company's earnings and addresses an alternative rate plan proposed by the Company. Under the plan, the Company's earnings will be evaluated against a retail return on common equity range of 10 percent to
12.5 percent. Earnings in excess of 12.5 percent will be used to accelerate the amortization of regulatory assets or depreciation of electric plant. At its

Georgia Power Company 1995 Annual Report


option, the Company may also recognize accelerated amortization or depreciation of assets within the allowed return on common equity range. The Company is required to absorb cost increases of approximately $29 million annually during the plan's three-year operation, including $14 million annually of accelerated depreciation of electric plant. During the plan's operation, the Company will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. Under the approved plan, on July 1, 1998 the Company will make a general rate case filing in response to which the GPSC would be expected either to continue the rate plan or adopt a different one.

    Growth in energy sales is subject to a number of factors which traditionally have included: changes in contracts with neighboring utilities; energy conservation practiced by customers; the elasticity of demand; weather; competition; and the rate of economic growth in the Company's service area. Assuming normal weather, retail sales growth is projected to be approximately 2 percent annually on average during 1996 through 1998.

    The addition of four combustion turbine generating units and the Rocky Mountain pumped storage hydroelectric plant in 1995 and the scheduled addition of one jointly owned combustion turbine unit in 1996, will increase related O&M and depreciation expenses. In addition, the Company has entered into a four-year purchase power agreement to meet peaking needs whereby the Company will purchase 400 megawatts of capacity beginning in 1996 and declining to 200 megawatts of capacity in 1998. Capacity payments are projected to be $6 million in 1996 and 1997 and $3 million in 1998 and 1999. The Company has also entered into a 30-year purchase power agreement whereby the Company will buy electricity during peak periods from a planned 300 megawatt cogeneration facility starting in June 1998. Capacity and fixed O&M payments are projected to be $13 million in 1998.

    Work force reduction programs implemented in 1994 and 1995 will assist in efforts to control growth in future operating expenses.

    As discussed in Note 3 to the financial statements, regulatory uncertainties exist related to the Rocky Mountain pumped storage hydroelectric plant. In the event the GPSC does not allow full recovery of the plant's costs, then the portion not allowed may have to be written off. The Company's net investment in the plant is approximately $190 million.

    See Note 3 to the financial statements for information regarding proceedings with respect to the Company's recovery of demand-side conservation program costs.

    During 1995, the Company sold its remaining interest in Unit 4 of Plant Scherer to two Florida utilities. This transaction coincided with scheduled reductions in capacity revenues from Florida utilities under contractual unit power sales contracts of approximately $22 million in 1995 and an additional $7 million in 1996. See Notes 6 and 7 to the financial statements for additional information.

    During 1994 and 1995, Oglethorpe Power Corporation (OPC) gave the Company notice of its intent to decrease its purchases of capacity under a power supply agreement by 250 megawatts in September 1996 and an additional 250 megawatts in September 1997. As a result, the Company's capacity revenues from OPC will decline approximately $8 million in 1996, an additional $25 million in 1997, and an additional $18 million in 1998.

    OPC and the Municipal Electric Authority of Georgia (MEAG) have filed joint complaints in two separate venues seeking to recover from the Company approximately $16.5 million in alleged overcharges, plus approximately $6.3 million in interest. See Note 3 to the financial statements under "Wholesale Litigation" for further discussion of this matter.

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

    Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could affect earnings if such costs are not fully recovered. The Clean Air

Georgia Power Company 1995 Annual Report


Act and other environmental issues are discussed later under "Environmental Issues."

    The Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Company is posturing the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The Company is aggressively working to maintain and expand its share of wholesale sales in the Southeastern power markets. Although the Energy Act does not require transmission access to retail customers, retail wheeling initiatives are rapidly evolving and becoming very prominent issues in several states. New federal legislation is being discussed and legislation allowing customer choice has been introduced in Georgia. In order to address these initiatives, numerous questions must be resolved with the most complex ones relating to transmission pricing and recovery of stranded investments. As the initiatives become a reality, the structure of the utility industry could radically change. Therefore, unless the Company remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings. Conversely, being the low-cost producer could provide significant opportunities to increase market share and profitability.

    The Company continues to compete with other electric suppliers within the state. In Georgia, most new retail customers with at least 900 kilowatts of connected load may choose their electricity supplier. In addition, the bulk power market has become very competitive as utilities, IPPs and cogenerators seek to supply future capacity needs. Competition can create new business opportunities, but it increases risk and has the potential to adversely affect earnings.

    The Company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry -- including the Company -- regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the FASB has decided to review the accounting for liabilities related to closure and removal of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of closing and removing the Company's nuclear and other facilities may be required to be recorded as liabilities in the Balance Sheets. Also, the annual provisions for such costs could increase. Because of the Company's current ability to recover closure and removal costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

New Accounting Standards

The FASB has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard January 1, 1996 with no material effect on the financial statements. However, this conclusion may change in the future as competitive factors influence wholesale and retail pricing in this industry.

Georgia Power Company 1995 Annual Report


FINANCIAL CONDITION

Overview

The principal changes in the Company's financial condition in 1995 were gross utility plant additions of $480 million, which included the commercial operation of four combustion turbine units (cumulatively, 320 megawatts of capacity) and all three units of the Rocky Mountain pumped storage hydroelectric plant (the Company's ownership interest is approximately 70 megawatts of capacity per unit). In addition, the cost of capital was lowered through the refinancing or retirement of $1.0 billion of long-term debt.

    The funds needed for gross property additions are currently provided from operations. The Statements of Cash Flows provide additional details.

Financing Activities

In 1995, the Company continued to lower its financing costs by refinancing higher-cost issues. New issues during 1993 through 1995 totaled $2.7 billion and retirement or repayment of securities totaled $3.4 billion. The retirements included the redemption of $131 million, $133 million, and $253 million in 1995, 1994, and 1993, respectively, of first mortgage bonds with the proceeds from the Plant Scherer Unit 4 sales. Composite financing rates for long-term debt and preferred stock for the years 1993 through 1995, as of year-end, were as follows:

                                 1995        1994       1993
                               ---------------------------------
Composite interest rate
   on long-term debt              6.57%       7.14%       7.86%
Composite preferred
   stock dividend rate            6.73        7.11        6.76
----------------------------------------------------------------

The Company's current securities ratings are as follows:

                             Duff &                  Standard &
                              Phelps     Moody's       Poor's
                             ------------------------------------
First Mortgage Bonds             AA-         A1           A+
Preferred Stock                   A          a2           A
Unsecured Bonds                   A+         A2           A
Commercial Paper                  D1+        P1           A1
-----------------------------------------------------------------


Liquidity and Capital Requirements

Cash provided from operations increased by $281 million in 1995, primarily due to increased revenues and a decrease in interest payments.

    The Company estimates that construction expenditures for the years 1996 through 1998 will total $530 million, $537 million and $529 million, respectively. Investments in transmission and distribution facilities, enhancements to existing generating plants, and additions of a combustion turbine generating plant and equipment to comply with the provisions of the Clean Air Act are planned.

    Cash requirements for sinking fund requirements, redemptions announced, and maturities of long-term debt are expected to total $283 million during 1996 through 1998.

    As a result of requirements by the Nuclear Regulatory Commission, the Company has established external trust funds for the purpose of funding nuclear decommissioning costs. For 1996 through 1998, the amount to be funded totals $24 million annually. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning."

    As a result of the Energy Policy Act of 1992, the Company is required to pay a special assessment over a 15-year period beginning in 1993 into a fund which will be used by the U. S. Department of Energy for the decontamination and decommissioning of its nuclear enrichment facilities. The Company estimates its remaining liability to be approximately $31 million as of December 31, 1995. See
Note 1 to the financial statements under "Revenues and Fuel Costs" for additional information.

Sources of Capital

The Company expects to meet future capital requirements primarily using funds generated from operations and, if needed, by the issuance of new debt and equity securities, term loans, and short-term borrowings. To meet short-term cash needs and contingencies, the Company had approximately $975 million of unused credit

Georgia Power Company 1995 Annual Report


arrangements with banks at the beginning of 1996. See Note 9 to the financial statements under "Bank Credit Arrangements" for additional information.

    The Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's ability to satisfy all coverage requirements is such that it could issue new first mortgage bonds and preferred stock to provide sufficient funds for all anticipated requirements.

Environmental Issues

In November 1990, the Clean Air Act was amended by Congress. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- is having a significant impact on the operating companies of The Southern Company, including Georgia Power. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units in the Southern electric system. As a result of The Southern Company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

    In 1995, the Environmental Protection Agency (EPA) began issuing annual sulfur dioxide emission allowances through the newly established allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for issuing allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

    The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The Southern Company's sulfur dioxide compliance strategy is designed to use allowances as a compliance option.

    The Southern Company achieved Phase I sulfur dioxide compliance at the affected units by switching to low-sulfur coal, which has required some equipment upgrades. This compliance strategy resulted in unused emission allowances being banked for later use. Compliance with nitrogen oxide emission limits was achieved by the installation of new control equipment at 22 of the original 28 affected generating units. Construction expenditures for Georgia Power's Phase I compliance totaled approximately $165 million through 1995.

    For Phase II sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet anticipated Phase II limits. During the period 1996 to 2000, current compliance strategy could require total estimated Georgia Power construction expenditures of approximately $45 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

    An increase of up to 1 percent in Georgia Power's annual revenue requirements from customers could be necessary to fully recover the cost of compliance for both Phase I and Phase II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

    A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    Metropolitan Atlanta is classified as a non-attainment area with regard to the ozone ambient air quality standards. Title I of the Clean Air Act requires the state of Georgia to conduct specific studies and establish new control rules -- affecting sources of nitrogen oxides and volatile organic compounds -- to achieve attainment by 1999. As the required first step, the state issued rules for the application of reasonably available control technology to reduce nitrogen oxide emissions by May 31, 1995. The results of these new rules require

Georgia Power Company 1995 Annual Report


nitrogen oxide controls, above Title IV requirements, on some of the Company's plants. The EPA along with 37 states is conducting studies to evaluate the benefits of regional controls in meeting the ozone standards. Final attainment rules, based on modeling studies, could require installation of additional controls for nitrogen oxide emissions to meet the 1999 deadline or as part of any regional controls if enacted. A decision on new requirements is expected in 1997. Compliance with any new rules could result in significant additional costs. The actual impact of new rules will depend on the development and implementation of such rules.

    Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The EPA is scheduled to submit a report to Congress on the results of this study during 1996. The report will include a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

    The EPA is evaluating the need to revise the ambient air quality standards for particulate matter and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

   In 1996, the EPA may issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

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

    The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean-up properties currently or previously owned. The Company conducts studies to determine the extent of any required clean-up costs and has recognized in the financial statements costs to clean up known sites. These costs for the Company amounted to $8 million in 1995 and 1994, and $32 million in 1993. Additional sites may require environmental remediation for which the Company may be liable for a portion of or all required cleanup costs. See Note 3 to the financial statements under "Certain Environmental Contingencies" for information regarding the Company's potentially responsible party status at a site in Brunswick, Georgia and the status of sites listed on the State of Georgia's hazardous site inventory.

    Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

    Compliance with possible additional legislation related to global climate change, electromagnetic fields and other environmental and health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.


STATEMENTS OF INCOME
For the Years Ended December 31, 1995, 1994, and 1993
Georgia Power Company 1995 Annual Report

==========================================================================================================================
                                                                                  1995             1994              1993
--------------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Operating Revenues:
Revenues                                                                    $4,328,432       $4,101,504        $4,389,513
Revenues from affiliates                                                        76,906           60,899            61,668
--------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                     4,405,338        4,162,403         4,451,181
--------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                         900,973          870,653           951,507
  Purchased power from non-affiliates                                          183,009          193,130           313,170
  Purchased power from affiliates                                              131,740          158,063           194,024
  Provision for separation benefits                                             10,607           82,238                 -
  Other                                                                        735,918          643,375           675,284
Maintenance                                                                    292,029          272,818           284,521
Depreciation and amortization                                                  421,850          379,158           379,425
Amortization of deferred Plant Vogtle costs, net (Note 3)                      124,454           74,888            36,284
Taxes other than income taxes                                                  204,675          194,566           192,671
Federal and state income taxes                                                 449,204          399,413           452,122
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                     3,454,459        3,268,302         3,479,008
--------------------------------------------------------------------------------------------------------------------------
Operating Income                                                               950,879          894,101           972,173
Other Income (Expense):
Allowance for equity funds used during construction                              2,734            5,663             3,168
Equity in earnings of unconsolidated subsidiary (Note 4)                         4,051            3,588             4,127
Interest income                                                                  5,524            3,254             3,806
Other, net                                                                      (8,973)          10,626            11,902
Income taxes applicable to other income                                          3,022            7,975            37,661
--------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                 957,237          925,207         1,032,837
--------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                     254,607          306,473           343,634
Allowance for debt funds used during construction                              (12,081)         (11,571)           (8,271)
Interest on interim obligations                                                 21,463           17,529            15,530
Amortization of debt discount, premium, and expense, net                        15,835           15,743            14,024
Other interest charges                                                          20,399           23,483            47,393
--------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                           300,223          351,657           412,310
--------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     657,014          573,550           620,527
Dividends on Preferred Stock                                                    48,152           48,006            50,674
==========================================================================================================================
Net Income After Dividends on Preferred Stock                               $  608,862       $  525,544        $  569,853
==========================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1995, 1994, and 1993
Georgia Power Company 1995 Annual Report

===========================================================================================================================
                                                                                  1995              1994             1993
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Operating Activities:
Net income                                                                  $  657,014         $ 573,550       $  620,527
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                         527,310           484,032          475,152
         Deferred income taxes and investment tax credits, net                  37,150            33,567          150,735
         Allowance for equity funds used during construction                    (2,734)           (5,663)          (3,168)
         Amortization of deferred Plant Vogtle costs, net                      124,454            74,888           36,284
         Non-cash portion of separation benefits                                     -            68,599                -
         Gain on asset sales                                                   (23,588)          (22,717)         (35,514)
         Other, net                                                             23,722           (72,597)         (10,713)
         Changes in certain current assets and liabilities --
            Receivables, net                                                   (59,370)           67,218           27,088
            Inventories                                                         30,761           (63,545)          82,433
            Payables                                                            45,882             5,409           17,364
            Taxes accrued                                                       11,373           (60,474)          15,377
            Energy cost recovery, retail                                        42,576            55,505          (74,260)
            Other                                                                3,473              (706)         (35,691)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                  1,418,023         1,137,066        1,265,614
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                      (480,449)         (638,426)        (674,432)
Sales of property                                                              131,099           132,644          261,687
Other                                                                          (42,579)          (41,273)         (43,154)
---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (391,929)         (547,055)        (455,899)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds --
     Preferred securities                                                            -           100,000                -
     Preferred stock                                                                 -                 -          175,000
     First mortgage bonds                                                       75,000                 -        1,135,000
     Pollution control bonds                                                   504,700           527,210          145,425
     Long-term notes                                                                 -                 -           37,000
Retirements --
     Preferred stock                                                                 -                 -         (245,005)
     First mortgage bonds                                                     (505,789)         (133,559)      (1,337,822)
     Pollution control bonds                                                  (504,810)         (510,320)        (145,465)
     Other long-term debt                                                      (37,000)          (10,187)         (19,451)
Interim obligations, net                                                       (24,472)          (57,425)         (51,444)
Payment of preferred stock dividends                                           (48,419)          (47,147)         (53,123)
Payment of common stock dividends                                             (451,500)         (429,300)        (402,400)
Miscellaneous                                                                  (17,413)          (22,640)         (63,648)
---------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                      (1,009,703)         (583,368)        (825,933)
---------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                         16,391             6,643          (16,218)
Cash and Cash Equivalents at Beginning of Year                                  12,539             5,896           22,114
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                    $   28,930         $  12,539       $    5,896
===========================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                   $  298,482         $ 336,155       $  420,107
     Income taxes                                                              404,129           386,653          275,867
---------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 1995 and 1994
Georgia Power Company 1995 Annual Report

=====================================================================================
ASSETS                                                         1995            1994
-------------------------------------------------------------------------------------
                                                                  (in thousands)

Utility Plant:
Plant in service                                         $ 14,538,595    $14,054,917
Less accumulated provision for depreciation                 4,417,120      4,054,986
-------------------------------------------------------------------------------------
                                                           10,121,475      9,999,931
Nuclear fuel, at amortized cost                               124,849        136,425
Construction work in progress (Note 4)                        236,715        541,889
-------------------------------------------------------------------------------------
Total                                                      10,483,039     10,678,245
-------------------------------------------------------------------------------------
Other Property and Investments:
Southern Electric Generating Company, at equity (Note 4)       27,232         26,985
Nuclear decommissioning trusts, at market                      92,273         54,297
Miscellaneous                                                 120,383         89,542
-------------------------------------------------------------------------------------
Total                                                         239,888        170,824
-------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                      28,930         12,539
Receivables-
  Customer accounts receivable                                418,749        377,570
  Other accounts receivable                                   102,953        104,989
  Affiliated companies                                         15,482         14,443
  Accumulated provision for uncollectible accounts             (5,000)        (4,500)
Fossil fuel stock, at average cost                            145,151        169,252
Materials and supplies, at average cost                       286,804        293,464
Prepayments                                                   107,764         55,383
Vacation pay deferred                                          35,543         40,823
-------------------------------------------------------------------------------------
Total                                                       1,136,376      1,063,963
-------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 8)             871,783        919,750
Deferred Plant Vogtle costs (Note 3)                          307,638        432,092
Premium on reacquired debt, being amortized                   174,018        164,676
Debt expense, being amortized                                  27,227         26,223
Miscellaneous                                                 230,306        256,885
-------------------------------------------------------------------------------------
Total                                                       1,610,972      1,799,626
-------------------------------------------------------------------------------------
Total Assets                                              $13,470,275    $13,712,658
=====================================================================================
The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 1995 and 1994
Georgia Power Company 1995 Annual Report


=================================================================================================
CAPITALIZATION AND LIABILITIES                                             1995           1994
-------------------------------------------------------------------------------------------------
                                                                               (in thousands)

Capitalization (See accompanying statements):
Common stock equity                                                  $ 4,299,012      $4,141,554
Preferred stock                                                          692,787         692,787
Subsidiary obligated mandatorily redeemable preferred securities         100,000         100,000
Long-term debt                                                         3,315,460       3,757,823
-------------------------------------------------------------------------------------------------
Total                                                                  8,407,259       8,692,164
-------------------------------------------------------------------------------------------------
Current Liabilities:
Long-term debt due within one year (Note 9)                              150,446          167,420
Notes payable to banks (Note 9)                                          178,000          202,200
Commercial paper (Note 9)                                                222,330          222,602
Accounts payable-
  Affiliated companies                                                    72,878           41,760
  Other                                                                  316,278          313,307
Customer deposits                                                         53,145           47,017
Taxes accrued-
  Federal and state income                                                 7,759            2,856
  Other                                                                   96,633           90,163
Interest accrued                                                          96,162          110,256
Vacation pay accrued                                                      34,233           39,720
Miscellaneous                                                            137,184           70,006
-------------------------------------------------------------------------------------------------
Total                                                                  1,365,048        1,307,307
-------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                             2,510,458        2,477,661
Accumulated deferred investment tax credits                              432,184          453,121
Deferred credits related to income taxes (Note 8)                        410,016          433,334
Disallowed Plant Vogtle capacity buyback costs (Note 4)                   58,514           60,490
Miscellaneous                                                            286,796          288,581
-------------------------------------------------------------------------------------------------
Total                                                                  3,697,968        3,713,187
-------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, 6, and 7)
Total Capitalization and Liabilities                                 $13,470,275      $13,712,658
==================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CAPITALIZATION
At December 31, 1995 and 1994
Georgia Power Company 1995 Annual Report

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 1995             1994       1995        1994
----------------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)              (percent of total)
Common Stock Equity:
Common stock, without par value --
     Authorized -- 15,000,000 shares
     Outstanding --  7,761,500 shares                                 $       344,250   $      344,250
Paid-in capital                                                             2,384,444        2,384,348
Premium on preferred stock                                                        413              413
Retained earnings (Note 9)                                                  1,569,905        1,412,543
----------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                                   4,299,012        4,141,554         51.1%        47.6%
----------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock, without par value:
     Authorized -- 55,000,000 shares
     Outstanding -- 21,027,864 shares
         $100 stated value --
            4.60% to 6.60%                                                    117,787          117,787
            7.72% to 7.80%                                                    105,000          105,000
         $25 stated value --
            $1.90 to $2.125                                                   295,000          295,000
           Adjustable rate -- at January 1, 1996:
              4.85%                                                           100,000          100,000
              5.27%                                                            75,000           75,000
----------------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $46,608,000)                            692,787          692,787          8.2         8.0
----------------------------------------------------------------------------------------------------------------------------------
Subsidiary Obligated Mandatorily
   Redeemable Preferred Securities (Note 9):
     $25 stated value --  9%                                                  100,000          100,000
----------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $9,000,000)                         100,000          100,000          1.2         1.2
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
     Maturity                           Interest Rates
     September 1, 1995                  5 1/8%                                      -          130,000
     March 1, 1996                      4 3/4%                                150,000          150,000
     April 1, 1998                      5 1/2%                                100,000          100,000
     September 1, 1999                  6 1/8%                                195,000          195,000
     2000 through 2003                  6% to 7%                              625,000          625,000
     2008                               6 7/8%                                 50,000           50,000
     2019                               9.23%                                       -           36,157
     2022 through 2025                  7.55% to 8 3/4%                       595,368          660,000
     2032                               variable rates                              -          200,000
----------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                  1,715,368        2,146,157
Pollution control obligations (Note 9)                                      1,678,030        1,678,140
Other long-term debt (Note 9)                                                  87,400          124,686
Unamortized debt premium (discount), net                                      (14,892)         (23,740)
----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $228,539,000)                                           3,465,906        3,925,243
Less amount due within one year (Note 9)                                      150,446          167,420
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                         3,315,460        3,757,823         39.5        43.2
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                  $     8,407,259   $    8,692,164        100.0%       100.0%
==================================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1995, 1994, and 1993
Georgia Power Company 1995 Annual Report

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1995             1994              1993
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)

Balance at Beginning of Period                                                   $   1,412,543    $   1,316,447     $   1,159,380
Net income after dividends on preferred stock                                          608,862          525,544           569,853
Cash dividends on common stock                                                        (451,500)        (429,300)         (402,400)
Preferred stock transactions, net                                                            -             (148)          (10,386)
==================================================================================================================================
Balance at End of Period (Note 9)                                                $   1,569,905    $   1,412,543     $   1,316,447
==================================================================================================================================


STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1995, 1994, and 1993
Georgia Power Company 1995 Annual Report

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1995             1994              1993
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)

Balance at Beginning of Period                                                   $   2,384,348    $   2,384,348     $   2,384,140
Contributions to capital by parent company                                                  96                -               208
==================================================================================================================================
Balance at End of Period                                                         $   2,384,444    $   2,384,348     $   2,384,348
==================================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Georgia Power Company 1995 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

The Company is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), a system service company, Southern Communications Services (Southern Communications), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), The Southern Development and Investment Group (Southern Development), and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four Southeastern states. Contracts among the companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). SCS provides, at cost, specialized services to The Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Electric designs, builds, owns, and operates power production and delivery facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants. Southern Development develops new business opportunities related to energy products and services.

    The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of this act. The Company is also subject to regulation by the FERC and the Georgia Public Service Commission (GPSC). The Company follows generally accepted accounting principles
(GAAP) and complies with the accounting policies and practices prescribed by the respective regulatory commissions. The preparation of financial statements in conformity with GAAP requires the use of estimates, and the actual results may differ from these estimates.

    Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Company's Balance Sheets at December 31 relate to the following:

                                            1995       1994
                                          --------------------
                                              (in millions)
Deferred income taxes                       $  872     $  920
Deferred income tax credits                   (410)      (433)
Deferred Plant Vogtle costs                    308        432
Premium on reacquired debt                     174        165
Demand-side program costs                       79         97
Corporate building lease                        49         48
Postretirement benefits                         53         41
Vacation pay                                    36         41
Inventory conversions                          (31)       (39)
Department of Energy assessments                33         36
Other, net                                      36         52
==============================================================
Total                                       $1,199     $1,360
==============================================================

    In the event that a portion of the Company's operations is no longer subject to the provisions of Statement No. 71, the Company would be required to write off related regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to other assets, including plant, and write down the assets, if impaired, to their fair value.

Georgia Power Company 1995 Annual Report


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

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1995, uncollectible accounts continued to average less than 1 percent of revenues.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $86 million in 1995, $87 million in 1994, and $75 million in 1993. The Company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel, which was scheduled to begin in 1998. However, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch and into 2009 at Plant Vogtle.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The assessment will be paid over a 15-year period, which began in 1993. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The Company -- based on its ownership interests -- estimates its remaining liability under this law at December 31, 1995, to be approximately $31 million. This obligation is recorded in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.2 percent in 1995 and 3.1 percent in 1994 and 1993. See Note 3 under "Retail Rate Plan" for additional information. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities and removal of other facilities.

    In 1988, the Nuclear Regulatory Commission (NRC) adopted regulations requiring all licensees operating commercial nuclear power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The Company has established external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over a set period of time as approved by the GPSC. Earnings on the trust funds are considered in determining decommissioning expense. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. The Company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

    The site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of the retirement

Georgia Power Company 1995 Annual Report


date. The estimated costs of decommissioning -- both site study costs and ultimate costs at December 31, 1995 -- based on the Company's ownership interests -- were as follows:

                                           Plant      Plant
                                           Hatch     Vogtle
                                        --------------------
Site study basis (year)                     1994       1994

Decommissioning periods:
   Beginning year                           2014       2027
   Completion year                          2027       2038
------------------------------------------------------------
                                           (in millions)
Site study costs:
   Radiated structures                      $294       $233
   Non-radiated structures                    41         52
============================================================
Total                                       $335       $285
============================================================
                                           (in millions)
Ultimate costs:
   Radiated structures                      $781     $1,018
   Non-radiated structures                   111        230
------------------------------------------------------------
Total                                       $892     $1,248
============================================================

                                           (in millions)
Amount expensed in 1995                      $11        $ 9

Accumulated provisions:
   Balance in external trust funds           $56        $36
   Balance in internal reserves               30         13
============================================================
Total                                        $86        $49
============================================================

Significant assumptions:
   Inflation rate                           4.4%       4.4%
   Trust earnings rate                      6.0        6.0
------------------------------------------------------------

    Annual provisions for nuclear decommissioning are based on an annuity -- sinking fund -- method as approved by the GPSC. The decommissioning costs included in cost of service are based on the higher of the costs to decommission the radioactive portions of the plants based on 1994 site studies or the NRC minimum funding requirements. The Company expects the GPSC to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.


    The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of: changes in the assumed date of decommissioning; changes in NRC requirements; changes in the assumptions used in making estimates; changes in regulatory requirements; changes in technology; and changes in costs of labor, materials, and equipment.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Plant Vogtle Phase-In Plans

In 1987 and 1989, the GPSC ordered that the allowed costs of Plant Vogtle, a two-unit nuclear facility of which Georgia Power owns 45.7 percent, be phased into rates under plans that meet the requirements of FASB Statement No. 92, Accounting for Phase-In Plans. In 1991, the GPSC modified the phase-in plans. In addition, the Company deferred certain Plant Vogtle operating expenses and financing costs under accounting orders issued by the GPSC. See Note 3 for further information.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. For the years 1995, 1994 and 1993, the average AFUDC rates were 6.53 percent, 6.18 percent and 4.96 percent, respectively. The increase in 1994 is primarily the result of the higher short-term borrowing rates. AFUDC, net of taxes, as a percentage of net income after dividends on preferred stock, was less than 2.5 percent for 1995, 1994, and 1993.

Georgia Power Company 1995 Annual Report


Utility Plant

Utility plant is stated at original cost with the exception of Plant Vogtle, which is stated at cost less regulatory disallowances. Original cost includes: materials; labor; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, the Company's financial instruments for which the carrying amounts did not approximate fair value at December 31 are as follows:

                                       Carrying        Fair
                                        Amount        Value
                                     --------------------------
Long-term debt:                            (in millions)
     At December 31, 1995                $3,378       $3,487
     At December 31, 1994                 3,838        3,697
Preferred Securities:
     At December 31, 1995                   100          114
---------------------------------------------------------------

    The fair values for securities were based on either closing market prices or closing prices of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

2.  RETIREMENT BENEFITS

Pension Plan

The Company has a defined benefit, trusteed, non-contributory pension plan covering substantially all regular employees. Benefits are based on one of the following formulas: years of service and final average pay or years of service and a flat dollar benefit. The Company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trusts are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

Postretirement Benefits

The Company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Qualified trusts are funded to the extent deductible under federal income tax regulations and to the extent required by the GPSC and the FERC. During 1995 and 1994, the Company funded $21 million and $22 million, respectively, to the qualified trusts. Amounts funded are primarily invested in debt and equity securities.

    FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." In October 1993, the GPSC ordered the Company to phase in the adoption of Statement No. 106 to cost of service over a five-year period, whereby one-fifth of the additional cost was expensed in 1993, and the remaining additional costs were deferred. An additional one-fifth of the costs will be expensed each succeeding year until the costs are fully reflected in cost of service in 1997. The cost deferred during the five-year period will be amortized to expense over a 15-year period beginning in 1998. As a result of the regulatory treatment allowed by the GPSC, the adoption of Statement No. 106 did not have a material impact on net income.

Georgia Power Company 1995 Annual Report


Funded Status and Cost of Benefits

The following tables show actuarial results and assumptions for pension and postretirement benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

                                                Pension
                                          ---------------------
                                               1995       1994
                                          ---------------------
Actuarial present value of                   (in millions)
   benefit obligations:
     Vested benefits                         $  830     $  689
     Non-vested benefits                         43         32
---------------------------------------------------------------
Accumulated benefit obligation                  873        721
Additional amounts related
   to projected salary increases                290        294
---------------------------------------------------------------
Projected benefit obligation                  1,163      1,015
Less:
   Fair value of plan assets                  1,688      1,419
   Unrecognized net gain                       (465)      (371)
   Unrecognized prior service cost               26         28
   Unrecognized transition asset                (52)       (58)
===============================================================
Prepaid asset recognized in
   the Balance Sheets                        $   34     $    3
===============================================================


                                              Postretirement
                                                Benefits
                                          ---------------------
                                               1995       1994
                                          ---------------------
                                               (in millions)
Actuarial present value of benefit obligation:
     Retirees and dependents                   $214       $203
     Employees eligible to retire                16          7
     Other employees                            188        229
---------------------------------------------------------------
Accumulated benefit obligation                  418        439
Less:
   Fair value of plan assets                     81         52
   Unrecognized net loss (gain)                  44         (1)
   Unrecognized transition
     obligation                                 186        301
===============================================================
Accrued liability recognized in the
   Balance Sheets                              $107       $ 87
===============================================================


    In 1995, the Company announced a cost sharing program for postretirement benefits. The program establishes limits on amounts the Company will pay to provide future postretirement benefits. This change reduced the 1995 accumulated postretirement benefit obligation by approximately $97 million.

    The weighted average rates used in actuarial calculations were:

                                   1995       1994      1993
                                -------------------------------
Discount                           7.3%       8.0%       7.5%
Annual salary increase             4.8        5.5        5.0
Long-term return on
   plan assets                     8.5        8.5        8.5
---------------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 9.8 percent for 1995, decreasing gradually to 5.3 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation as of December 31, 1995, by $39 million and the aggregate of the service and interest cost components of the net postretirement cost by $8 million.

    The components of the plans' net costs are shown below:

                                             Pension
                                   -----------------------------
                                      1995      1994      1993
                                   -----------------------------
                                          (in millions)
Benefits earned during the year    $    33   $    34   $    33
Interest cost on projected
   benefit obligation                   78        71        69
Actual (return) loss on plan assets   (317)       35      (194)
Net amortization and deferral          185      (160)       84
================================================================
Net pension cost                   $   (21)  $   (20)  $    (8)
================================================================

    Net pension costs were negative in 1995, 1994 and 1993. Of net pension amounts recorded, $15 million in 1995 and 1994, and $6 million in 1993 were recorded as a

Georgia Power Company 1995 Annual Report


reduction to operating expense, and the remainder was recorded as a reduction to construction and other accounts.


                                          Postretirement Benefits
                                        --------------------------
                                         1995     1994    1993
                                        --------------------------
                                              (in millions)
Benefits earned during the year             $13      $15      $14
Interest cost on accumulated
   benefit obligation                        34       33       29
Amortization of transition
   obligation                                16       15       15
Actual (return) loss on plan
   assets                                    (8)       1       (4)
Net amortization and deferral                 4       (3)       2
==================================================================
Net postretirement cost                     $59      $61      $56
==================================================================

    Of the above net postretirement benefit costs recorded, $33 million in 1995, $28 million in 1994, and $21 million in 1993 were charged to operating expenses. In addition, $11 million in 1995, $18 million in 1994, and $21 million in 1993 were deferred, and the remainder was charged to construction and other accounts.

Work Force Reduction Programs

The Company has incurred additional costs for work force reduction programs. The costs related to these programs were $11 million and $82 million for the years 1995 and 1994, respectively. Additionally, in 1994, the Company recognized $8 million for its share of costs associated with SCS's work force reduction program.

3. REGULATORY AND LITIGATION MATTERS

Retail Rate Plan

On February 16, 1996, the GPSC approved a rate plan recommended by the Commission staff which concludes the GPSC's review of the Company's earnings initiated in early 1995 and addresses the Company's proposed alternative retail rate plan. Under the three-year plan effective January 1, 1996, the Company's earnings will be evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Earnings in excess of 12.5 percent will be used to accelerate the amortization of regulatory assets or depreciation of electric plant. At its option, the Company may also recognize accelerated amortization or depreciation of assets within the allowed return on common equity range. The Company is required to absorb cost increases of approximately $29 million annually during the plan's three-year operation, including $14 million annually of accelerated depreciation of electric plant. During the plan's operation, the Company will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. Under the approved plan, on July 1, 1998 the Company will make a general rate case filing in response to which the GPSC would be expected either to continue the rate plan or adopt a different one.

Rocky Mountain Plant Status

In its 1985 financing order, the GPSC concluded that completion of the Rocky Mountain pumped storage hydroelectric plant in 1991, as then planned, was not economically justifiable and reasonable and withheld authorization for the Company to spend funds from approved securities issuances on that plant. In 1988, the Company and OPC entered into a joint ownership agreement for OPC to assume responsibility for the construction and operation of the plant, as discussed in Note 6. However, full recovery of the Company's costs depends on the GPSC's treatment of the plant's costs and disposition of the plant's capacity output. In the event the GPSC does not allow full recovery of the plant's costs, then the portion not allowed may have to be written off. AFUDC accrued on the Rocky Mountain plant was not credited to income or included in the plant's cost since December 1985. In 1995, the plant went into commercial operation. At December 31, 1995, the Company's net investment in the plant was approximately $190 million, and the Company's ownership was 25.4 percent.

    The final outcome of this matter cannot now be determined. Accordingly, no provision for any write-down of the investment in the plant has been made.

Demand-Side Conservation Programs

In October 1993, a Superior Court of Fulton County, Georgia, judge ruled that rate riders previously approved by the GPSC for recovery of the Company's costs incurred in connection with demand-side conservation programs were unlawful. The judge held that the GPSC lacked statutory authority to approve such rate riders except through general rate case proceedings and that those procedures had not been followed. The Company suspended collection of the demand-side conservation

Georgia Power Company 1995 Annual Report

costs and appealed the court's decision to the Georgia Court of Appeals. In December 1993, the GPSC approved the Company's request for an accounting order allowing the Company to defer all current unrecovered and future costs related to these programs until the Superior Court's decision is reversed or until the next general rate case proceedings.

    After the Georgia Court of Appeals upheld the legality of the rate riders, the Company resumed collection under the rate riders in December 1994. In August 1995, the GPSC ordered the Company to discontinue its current demand-side conservation programs by the end of 1995. The rate riders will remain in effect until costs deferred are collected.

    Under the Retail Rate Plan approved February 16, 1996, the Company will recognize approximately $29 million of deferred program costs over a three-year period which will not be recovered through the riders.

FERC Review of Equity Returns

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the Southern electric system's wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power, and other similar contracts. Any change in the rate of return on common equity that could potentially require refunds as a result of this proceeding would be substantially for the period beginning in July 1991 and ending in October 1992.

    In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

    In August 1994, the FERC instituted another proceeding based on substantially the same issues as in the 1991 proceeding. The second period under review for possible refunds began in October 1994 and ended in December 1995. In November 1995, a FERC administrative law judge issued an opinion that the FERC staff failed to meet its burden of proof, and therefore no change in the equity return was necessary. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

    If the rates of return on common equity recommended by the FERC staff were applied to all the schedules and contracts involved in both proceedings and refunds were ordered, the amount of refunds could range up to approximately $49 million at December 31, 1995. However, management believes that rates are not excessive, and that refunds are not justified.

Certain Environmental Contingencies

In January 1995, the Company and four other unrelated entities were notified by the EPA that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a site in Brunswick, Georgia. As of December 31, 1995, the Company has recognized $3.5 million in expenses associated with this site. While the Company believes that the total amount of costs required for the clean up of this site may be substantial, it is unable at this time to estimate either such total or the portion for which the Company may ultimately be responsible.

    The final outcome of this matter cannot now be determined. However, based on the nature and extent of the Company's activities relating to the site, management believes that the Company's portion of these costs should not be material.

   In compliance with the Georgia Hazardous Site Response Act of 1993, the State of Georgia was required to compile an inventory of all known or suspected sites where hazardous wastes, constituents or substances have been disposed of or released in quantities deemed reportable by the State. In developing this list, the State identified several hundred properties throughout the State, including 24 sites which may require environmental remediation by the Company. The majority of these 24 sites are electrical power substations and power generation facilities. The Company has recognized $10 million in expenses through December 31, 1995 for the anticipated clean-up cost for 18 sites that the Company plans

Georgia Power Company 1995 Annual Report


to remediate. The Company will conduct studies at each of the remaining sites to determine the extent of remediation and associated clean-up costs, if any, that may be required. The Company has recognized $2.4 million in expenses for the anticipated cost of completing such studies. Any cost of remediating the remaining sites cannot presently be determined until such studies are completed for each site and the State of Georgia determines whether remediation is required. If all listed sites were required to be remediated, the Company could incur expenses of up to approximately $15 million in additional clean-up costs and construction expenditures of up to approximately $100 million to develop new waste management facilities or install additional pollution control devices.

Wholesale Litigation

In July 1994, Oglethorpe Power Corporation (OPC) and the Municipal Electric Authority of Georgia (MEAG) filed a joint complaint with the FERC seeking to recover from the Company an aggregate of approximately $16.5 million in alleged partial requirements rates overcharges, plus approximately $6.3 million in interest. OPC and MEAG claimed that the Company improperly reflected in such rates costs associated with capacity that had previously been sold to Gulf States pursuant to a unit power sales contract or, alternatively, that they should be allocated a portion of the proceeds received by the Company as a result of a settlement with Gulf States of litigation arising out of such contract. The Company's response sought dismissal of the complaint by the FERC. Dismissal was ordered in November 1994. OPC and MEAG filed a request for rehearing in December 1994, and the FERC denied such request in July 1995. In September 1995, OPC appealed the FERC's decision on this issue to the Court of Appeals for the District of Columbia Circuit.

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

    Under these orders, the Company has deferred and amortized these costs (as recovered through rates) as follows:
                                     1995      1994      1993
                                   -----------------------------
                                          (in millions)
Deferred costs at beginning
   of year                            $432      $507      $383
----------------------------------------------------------------
Deferred capacity buyback
   expenses                              -        10        38
Amortization of previously
   deferred costs                     (124)      (85)      (74)
----------------------------------------------------------------
   Net amortization                   (124)      (75)      (36)
----------------------------------------------------------------
Effect of adoption of FASB
   Statement No. 109                     -         -       160
================================================================
Deferred costs at end of year         $308      $432      $507
================================================================

Nuclear Performance Standards

In October 1989, the GPSC adopted a nuclear performance standard for the Company's nuclear generating units under which the performance of plants Hatch and Vogtle will be evaluated every three years. The performance standard is based on each unit's capacity factor as compared to the average of all U.S. nuclear units operating at a capacity factor of 50 percent or higher during the three-year period of evaluation. Depending on the performance of the units, the Company could receive a monetary reward or penalty under the performance standards criteria. The first evaluation was conducted in 1993 for performance during the 1990-92 period. During this three-year period, the Company's units performed at an average capacity factor of 81 percent compared to an industry

Georgia Power Company 1995 Annual Report


average of approximately 73 percent. Based on these results, the GPSC approved a performance reward of approximately $8.5 million for the Company. This reward is being collected through the retail fuel cost recovery provision and recognized in income over a 36-month period beginning November 1993. At December 31, 1995, the remaining amount to be collected was $2.4 million.

4.  COMMITMENTS

Construction Program

While the Company has no new baseload generating plants under construction, the construction of one jointly owned combustion turbine peaking unit is planned to be completed in 1996. In addition, significant construction of transmission and distribution facilities, and projects to upgrade and extend the useful life of generating plants will continue. The Company currently estimates property additions to be approximately $530 million in 1996, $537 million in 1997, and $529 million in 1998. These estimated additions include AFUDC of $12 million in 1996, $14 million in 1997, and $15 million in 1998. The estimates for property additions for the three-year period include $67 million committed to meeting the requirements of the Clean Air Act.

    The construction program is subject to periodic review and revision, and actual construction costs may vary from estimates because of numerous factors, including, but not limited to, changes in business conditions, load growth estimates, environmental regulations, and regulatory requirements.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term fossil and nuclear fuel commitments at December 31, 1995 were as follows:

                                                Minimum
Year                                          Obligations
                                         ----------------------
                                             (in millions)
1996                                               $  831
1997                                                  678
1998                                                  534
1999                                                  321
2000                                                  231
2001 through 2010                                   1,624
===============================================================
Total minimum obligations                          $4,219
===============================================================

    Additional commitments for coal and for nuclear fuel will be required in the future to supply the Company's fuel needs.

Purchase Power Commitments

In connection with the joint ownership arrangement for Plant Vogtle, discussed in Note 6, the Company has made commitments to purchase declining fractions of OPC's and MEAG's capacity and energy from this plant. These commitments are in effect during periods of up to 10 years following commercial operation (and with regard to a portion of a 5 percent interest in Plant Vogtle owned by MEAG, until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest). The payments for capacity are required whether or not any capacity is available. The energy cost is a function of each unit's variable operating costs. Except as noted below, the cost of such capacity and energy is included in purchased power from non-affiliates in the Company's Statements of Income. Capacity payments totaled $76 million, $129 million and $183 million in 1995, 1994, and 1993, respectively. The current projected Plant Vogtle capacity payments for the next five years are: $70 million in 1996, $59 million per year in 1997 through 1999, and $60 million in 2000. Portions of the payments noted above relate to costs in excess of Plant Vogtle's allowed investment for ratemaking purposes. The present value of these portions was written off in 1987 and 1990.

Georgia Power Company 1995 Annual Report


    As discussed in Note 3, the Plant Vogtle declining capacity buyback expense is being levelized over a six-year period which began in October 1991.

    The Company and an affiliate, Alabama Power Company, own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric generating units with a total rated capacity of 1,020 megawatts, as well as associated transmission facilities. The capacity of the units has been sold equally to the Company and Alabama Power under a contract which, in substance, requires payments sufficient to provide for the operating expenses, taxes, debt service and return on investment, whether or not SEGCO has any capacity and energy available. The term of the contract extends automatically for two-year periods, subject to either party's right to cancel upon two year's notice. The Company's share of expenses included in purchased power from affiliates in the Statements of Income, is as follows:

                               1995        1994       1993
                             ---------------------------------
                                      (in millions)
Energy                            $44       $43         $60
Capacity                           29        33          30
==============================================================
Total                             $73       $76         $90
==============================================================
Kilowatt-hours                  2,391     2,429       3,352
--------------------------------------------------------------

    At December 31, 1995, the capitalization of SEGCO consisted of $54 million of equity and $78 million of long-term debt on which the annual interest requirement is $5 million.

   The Company has entered into a 30-year purchase power agreement, scheduled to begin in June 1998, for electricity during peaking periods from a planned 300 megawatt cogeneration facility. Payments are subject to reductions for failure to meet minimum capacity output. Total estimated capacity and fixed operation and maintenance (O&M) payments are as follows:

                                           Fixed
Year                     Capacity           O&M          Total
                       -----------------------------------------
                                    (in millions)
1998                         $ 10           $  3          $ 13
1999                           11              4            15
2000                           11              4            15
2001 and beyond               178            157           335
================================================================
Total                        $210           $168          $378
================================================================

Operating Leases

The Company has entered into coal rail car rental agreements with various terms and expiration dates. These expenses totaled $12 million, $13 million, and $8 million for 1995, 1994, and 1993, respectively. At December 31, 1995, estimated minimum rental commitments for noncancelable operating leases were as follows:

Year                                       Amounts
                                      -------------------
                                        (in millions)
1996                                         $  11
1997                                            10
1998                                            10
1999                                            10
2000                                            10
2001 and beyond                                126
=========================================================
Total minimum payments                        $177
=========================================================

5.  NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, the Company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident

Georgia Power Company 1995 Annual Report


occurring at the Company's nuclear power plants. The act provides funds up to $8.9 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. The Company could be assessed up to $79 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment for the Company, excluding any applicable state premium taxes, -- based on its ownership and buyback interests -- is $162 million per incident but not more than an aggregate of $20 million to be paid for each incident in any one year.

    The Company is a member of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium assessment in the event that losses exceed accumulated reserve funds. The Company's maximum annual assessment is limited to $12 million under current policies.

    Additionally, the Company has policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million NML coverage. This excess insurance is provided by Nuclear Electric Insurance Limited (NEIL), a mutual insurance company.

    NEIL also covers the additional costs that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can be insured against increased costs of replacement power in an amount up to $3.5 million per week -- starting 21 weeks after the outage -- for one year and up to $2.8 million per week for the second and third years.

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum annual assessments under the current policies for the Company would be $24 million for excess property damage and $13 million for replacement power.

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

    The Company participates in an insurance program for nuclear workers that provides coverage for worker tort claims filed for bodily injury caused at commercial nuclear power plants. In the event that claims for this insurance exceed the accumulated reserve funds, the Company could be subject to a maximum total assessment of $6 million.

    All retrospective assessments, whether generated for liability, property or replacement power, may be subject to applicable state premium taxes.

6.  FACILITY SALES AND JOINT OWNERSHIP AGREEMENTS

The Company has sold undivided interests in plants Hatch, Wansley, Vogtle, and Scherer Units 1 and 2, together with transmission facilities, to OPC, an electric membership generation and transmission corporation; MEAG, a public corporation and an instrumentality of the state of Georgia; and the City of Dalton, Georgia. The Company has sold an interest in Plant Scherer Unit 3 to Gulf Power Company, an affiliate.

    Additionally, in 1995 the Company completed the last of four separate transactions to sell Unit 4 of Plant Scherer to Florida Power & Light Company (FP&L) and Jacksonville Electric Authority (JEA) for a total price of approximately $808 million. FP&L now owns approximately 76.4 percent of the unit, with JEA owning the remainder.

Georgia Power Company 1995 Annual Report


    The Scherer Unit 4 transactions were as follows:

Closing Date                 Percent                After-Tax
               Capacity     Ownership     Amount      Gain
---------------------------------------------------------------
            (in megawatts)                   (in millions)
July 1991         290        35.46%         $291      $14
June 1993         258        31.44           253       18
June 1994         135        16.55           133       11
June 1995         135        16.55           131       12
===============================================================
Total             818       100.00%         $808      $55
===============================================================

    Except as otherwise noted, the Company has contracted to operate and maintain all jointly owned facilities. The Company includes its proportionate share of plant operating expenses in the corresponding operating expenses in the Statements of Income.

    As discussed in Note 3, the Company owns 25.4 percent of the Rocky Mountain pumped storage hydroelectric plant, which began commercial operation in 1995. OPC owns the remainder, and is the operator of the plant.

    The Company owns six of eight 80 megawatt combustion turbine generating units and 75 percent of the related common facilities at Plant McIntosh. Savannah Electric and Power Company, an affiliate, owns the remainder and operates the plant. Four of the Company's six units began commercial operation during 1994, and the remaining two units began commercial operation in 1995.

    In 1994, the Company and Florida Power Corporation (FPC) entered into a joint ownership agreement regarding a 150 megawatt combustion turbine unit to be constructed at Intercession City, Florida, near Orlando. The unit is scheduled to begin commercial operation by the end of 1996, and will be constructed, operated, and maintained by FPC. The Company will have a one-third interest in the unit, with use of 100 percent of the unit's capacity from June through September. FPC will have the capacity the remainder of the year. The Company's investment in the project is expected to be approximately $14 million at completion.


    At December 31, 1995, the Company's percentage ownership and investment (exclusive of nuclear fuel) in jointly owned facilities in commercial operation, were as follows:

                                        Total
                                      Nameplate         Company
Facility (Type)                       Capacity         Ownership
-----------------------------------------------------------------
                                     (megawatts)
Plant Vogtle (nuclear)                  2,320              45.7%
Plant Hatch (nuclear)                   1,630              50.1
Plant Wansley (coal)                    1,779              53.5
Plant Scherer (coal)
   Units 1 and 2                        1,636               8.4
   Unit 3                                 818              75.0
Plant McIntosh
   Common Facilities                      N/A              75.0
       (combustion-turbine)
Rocky Mountain                            848              25.4
       (pumped storage)
-----------------------------------------------------------------

                                                     Accumulated
Facility (Type)                     Investment      Depreciation
-----------------------------------------------------------------
                                          (in millions)
Plant Vogtle (nuclear)               $3,295*             $730
Plant Hatch (nuclear)                   842               394
Plant Wansley (coal)                    297               132
Plant Scherer (coal)
   Units 1 and 2                        112                39
   Unit 3                               541               135
Plant McIntosh
   Common Facilities
       (combustion-turbine)              19                **
Rocky Mountain
            (pumped storage)            200                10
----------------------------------------------------------------

    * Investment net of write-offs.
   ** Less than $1 million.

Georgia Power Company 1995 Annual Report


7.  LONG-TERM POWER SALES AGREEMENTS

The Company and the operating subsidiaries of The Southern Company have long-term contractual agreements for the sale of capacity and energy to non-affiliated utilities located outside the system's service area. These agreements consist of firm unit power sales pertaining to capacity from specific generating units. The Company also had agreements for non-firm sales, which expired in 1994, based on the capacity of the Southern system. Because energy is generally sold at cost under these agreements, it is primarily the capacity revenues that affect the Company's profitability.

    The Company's capacity revenues have been as follows:

Year          Unit Power Sales             Non-firm Sales
-----------------------------------------------------------------
        (in millions) (megawatts)    (in millions) (megawatts)
1995         $  53           248           $  -             -
1994            75           403              9           101
1993           135           830             17           200
-----------------------------------------------------------------

    Unit power from specific generating plants is being sold to FP&L, FPC, JEA, and the City of Tallahassee, Florida. Under these agreements, the Company sold approximately 248 megawatts of capacity in 1995 and is scheduled to sell approximately 173 megawatts of capacity in 1996. Thereafter, these sales will decline to an estimated 159 megawatts and remain at that level through 1999. After 2000, capacity sales will decline to approximately 103 megawatts -- unless reduced by FP&L, FPC, and JEA -- until the expiration of the contracts in 2010.

    Long-term non-firm power of 200 megawatts was sold by the Southern system in 1994 to FPC, of which the Company's share was 101 megawatts, under a contract that expired at the end of 1994. Sales under these long-term non-firm power sales agreements were made from available power pool energy, and the revenues from the sales were shared by the operating affiliates.

8.  INCOME TAXES

Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption resulted in the recording of additional deferred income taxes and related regulatory assets and liabilities. At December 31, 1995, the tax-related regulatory assets were $872 million and the tax-related regulatory liabilities were $410 million. The assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

    Details of the federal and state income tax provisions are as follows:

                                      1995     1994       1993
                                   ------------------------------
Total provision for income taxes:            (in millions)
Federal:
   Currently payable                 $349       $306      $223
   Deferred -
     Current year                      84         86       181
     Reversal of prior years          (55)       (57)      (40)
   Deferred investment tax
     credits                            1         (1)      (18)
-----------------------------------------------------------------
                                      379        334       346
-----------------------------------------------------------------
State:
   Currently payable                   60         52        41
   Deferred -
     Current year                      15         15        31
     Reversal of prior years           (8)       (10)       (3)
-----------------------------------------------------------------
                                       67         57        69
-----------------------------------------------------------------
Total                                 446        391       415
------------------------------------------------------------------
Less:
   Income taxes charged
   (credited) to other income          (3)        (8)      (37)
=================================================================
Federal and state income
   taxes charged to operations       $449       $399      $452
=================================================================

Georgia Power Company 1995 Annual Report


    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                  1995       1994
                                              --------------------
                                                 (in millions)
Deferred tax liabilities:
   Accelerated depreciation                     $1,630     $1,541
   Property basis differences                    1,074      1,085
   Deferred Plant Vogtle costs                     100        141
   Premium on reacquired debt                       70         68
   Deferred regulatory costs                        38         48
   Fuel clause underrecovered                        -          9
   Other                                            29         23
------------------------------------------------------------------
Total                                            2,941      2,915
------------------------------------------------------------------
Deferred tax assets:
   Other property basis differences                239        250
   Federal effect of state deferred taxes           97         94
   Other deferred costs                             83         79
   Disallowed Plant Vogtle buybacks                 25         26
   Accrued interest                                 13         10
   Fuel clause overrecovered                         6          -
   Other                                            18         13
------------------------------------------------------------------
Total                                              481        472
------------------------------------------------------------------
Net deferred tax liabilities                     2,460      2,443
Portion included in current assets                  51         35
==================================================================
Accumulated deferred income taxes
   in the Balance Sheets                        $2,511     $2,478
==================================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $22 million in 1995, $25 million in 1994, and $19 million in 1993. At December 31, 1995, all investment tax credits available to reduce federal income taxes payable had been utilized.


    A reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

                                     1995      1994       1993
                                   -----------------------------
Federal statutory rate                 35%       35%        35%
State income tax, net of
   federal deduction                    4         4          4
Non-deductible book
   depreciation                         2         3          3
Difference in prior years'
   deferred and current tax rate       (1)       (1)        (1)
Other                                   -         -         (1)
================================================================
Effective income tax rate              40%       41%        40%
================================================================

    The Southern Company and its subsidiaries file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

9.  CAPITALIZATION

Common Stock Dividend Restrictions

The Company's first mortgage bond indenture contains various common stock dividend restrictions that remain in effect as long as the bonds are outstanding. At December 31, 1995, retained earnings of $897 million were restricted against the payment of cash dividends on common stock under terms of the mortgage indenture. Supplemental indentures in connection with future first mortgage bond issues may contain more stringent common stock dividend restrictions than those currently in effect.

    The Company's charter limits cash dividends on common stock to the lesser of the retained earnings balance or 75 percent of net income available for such stock during a prior period of 12 months if the ratio of common stock equity to total capitalization, including retained earnings, adjusted to reflect the payment of the proposed dividend, is below 25 percent, and to 50 percent of such net income if such ratio is less than 20 percent. At December 31, 1995, the ratio as defined was 50.2 percent.

Georgia Power Company 1995 Annual Report


Preferred Securities

In December 1994, Georgia Power Capital, L.P., of which the Company is the sole general partner, issued $100 million of 9 percent mandatory redeemable preferred securities. The sole asset of Georgia Power Capital is $103 million aggregate principal amount of Georgia Power's 9 percent Junior Subordinated Deferrable Interest Debentures due December 19, 2024. The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of Georgia Power Capital's payment obligations with respect to the preferred securities.

Pollution Control Bonds

The Company has incurred obligations in connection with the sale by public authorities of tax-exempt pollution control and industrial development revenue bonds. The Company has authenticated and delivered to trustees an aggregate of $1.5 billion of its first mortgage bonds, which are pledged as security for its obligations under pollution control and industrial development contracts. No interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase or loan agreements. An aggregate of approximately $146 million of the pollution control and industrial development bonds is secured by a subordinated interest in specific property of the Company.

    Details of pollution control bonds are as follows:

   Maturity          Interest Rates          1995       1994
--------------------------------------------------------------
                                              (in millions)
2000             4.375%                   $    50   $      -
2004-2005        5% to 5.70%                  143         85
2006-2008        6.375% to 6.75%               12         12
2011-2015        10.125% to 10.6%
                      & Variable               10        515
2016-2019        6% to 9.375%                 282        282
2021-2025        5.40% to 7.25%
                      & Variable            1,181        784
==============================================================
Total pollution control bonds             $ 1,678     $1,678
==============================================================


Bank Credit Arrangements

At the beginning of 1996, the Company had unused credit arrangements with banks totaling $975 million, of which $514.7 million expires at various times during 1996, $60.3 million expires at May 1, 1998, and $400 million expires at June 30, 1998.

    The $400 million expiring June 30, 1998, is under revolving credit arrangements with several banks providing the Company, Alabama Power Company, and The Southern Company up to a total credit amount of $400 million. To provide liquidity support for commercial paper programs, $165 million, $135 million, and $100 million are currently dedicated to the Company, Alabama Power Company, and The Southern Company, respectively. However, the allocations can be changed among the borrowers by notifying the respective banks.

    During the term of the agreements expiring in 1998, short-term borrowings may be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements require payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

    Of the Company's total $975 million in unused credit arrangements, a portion of the lines are dedicated to provide liquidity support to variable rate pollution control bonds. The credit lines dedicated as of December 31, 1995, were $475 million. In connection with all other lines of credit, the Company has the option of paying fees or maintaining compensating balances. These balances are not legally restricted from withdrawal.

    In addition, the Company borrows under uncommitted lines of credit with banks and through a $225 million commercial paper program that has the liquidity support of committed bank credit arrangements. Average compensating balances held under these committed facilities were not material in 1995.

Other Long-Term Debt

Assets acquired under capital leases are recorded in the Balance Sheets as utility plant in service, and the related obligations are classified as

Georgia Power Company 1995 Annual Report


long-term debt. At December 31, 1995 and 1994, the Company had a capitalized lease obligation for its corporate headquarters building of $87 million and $88 million, respectively, with an interest rate of 8.1 percent. The maturity of this capital lease obligation through 2000 is approximately as follows: $336 thousand in 1996, $365 thousand in 1997, $395 thousand in 1998, $429 thousand in 1999, and $672 thousand in 2000.

    The lease agreement for the corporate headquarters building provides for payments that are minimal in early years and escalate through the first 21 years of the lease. For ratemaking purposes, the GPSC has treated the lease as an operating lease and has allowed only the lease payments in cost of service. The difference between the accrued expense and the lease payments allowed for ratemaking purposes is being deferred as a cost to be recovered in the future as ordered by the GPSC. At December 31, 1995, and 1994, the interest and lease amortization deferred on the Balance Sheets are $49 million and $48 million, respectively.

Assets Subject to Lien

The Company's mortgage dated as of March 1, 1941, as amended and supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct lien on substantially all of the Company's fixed property and franchises.

Long-Term Debt Due Within One Year

The current portion of the Company's long-term debt is as follows:

                                                  1995     1994
                                               -----------------
                                                (in millions)
First mortgage bond maturity                      $150     $130
Other long-term debt                                 -       37
================================================================
Total                                             $150     $167
================================================================

    The Company's first mortgage bond indenture includes an improvement fund requirement that amounts to 1 percent of each outstanding series of bonds authenticated under the indenture prior to January 1 of each year, other than those issued to collateralize pollution control obligations. The requirement may be satisfied by June 1 of each year by depositing cash, reacquiring bonds, or by pledging additional property equal to 1 2/3 times the requirement. The Company currently plans to satisfy its 1996 improvement fund requirement by depositing cash with the trustee or by pledging additional property.

Redemption of Securities

The Company plans to continue a program of redeeming or replacing debt and preferred stock in cases where opportunities exist to reduce financing costs. Issues may be repurchased in the open market or called at premiums as specified under terms of the issue. They may also be redeemed at face value to meet improvement fund and sinking fund requirements, to meet replacement provisions of the mortgage, or through use of proceeds from the sale of property pledged under the mortgage. In general, for the first five years a series is outstanding the Company is prohibited from redeeming for improvement fund purposes more than 1 percent annually of the original issue amount.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information for 1995 and 1994 is as follows:

                                                      Net Income
                                                        After
                                                     Dividends on
                        Operating      Operating      Preferred
    Quarter Ended        Revenues       Income          Stock
-------------------------------------------------------------------
                                      (in millions)
March 1995              $    974          $207          $ 116
June 1995                  1,075           230            149
September 1995             1,374           337            245
December 1995                982           177             99


March 1994              $    992          $157          $  58
June 1994                  1,030           227            140
September 1994             1,213           331            233
December 1994                927           179             95
-------------------------------------------------------------------

    Earnings in 1994 declined by $55 million as a result of work force reduction programs recorded primarily in the first quarter.

    The Company's business is influenced by seasonal weather conditions.


SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1995 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1995              1994             1993
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                   $4,405,338        $4,162,403       $4,451,181
Net Income after Dividends
     on Preferred Stock (in thousands)                                                $608,862          $525,544         $569,853
Cash Dividends on Common Stock (in thousands)                                         $451,500          $429,300         $402,400
Return on Average Common Equity (percent)                                                14.43             12.84            14.37
Total Assets (in thousands)                                                        $13,470,275       $13,712,658      $13,736,110
Gross Property Additions (in thousands)                                               $480,449          $638,426         $674,432
----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                 $4,299,012        $4,141,554       $4,045,458
Preferred stock                                                                        692,787           692,787          692,787
Preferred stock subject to mandatory redemption                                              -                 -                -
Subsidiary obligated mandatorily redeemable preferred securities                       100,000           100,000                -
Long-term debt                                                                       3,315,460         3,757,823        4,031,387
----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                       $8,407,259        $8,692,164       $8,769,632
==================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                       51.1              47.6             46.1
Preferred stock                                                                            8.2               8.0              7.9
Subsidiary obligated mandatorily redeemable preferred securities                           1.2               1.2              -
Long-term debt                                                                            39.5              43.2             46.0
----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            100.0             100.0            100.0
==================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                  75,000                 -        1,135,000
Retired                                                                                505,789           133,559        1,337,822
Preferred Stock (in thousands):
Issued                                                                                       -                 -          175,000
Retired                                                                                      -                 -          245,005
Subsidiary Obligated Mandatorily Redeemable Preferred Securities (in thousands):
Issued                                                                                       -           100,000                -
----------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                A1                A2               A3
     Standard and Poor's                                                                    A+                 A               A-
     Duff & Phelps                                                                         AA-                A+               A+
Preferred Stock -
     Moody's                                                                                a2                a3             baa1
     Standard and Poor's                                                                     A                A-             BBB+
     Duff & Phelps                                                                           A                A-               A-
----------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                          1,500,024         1,466,382        1,441,972
Commercial                                                                             198,624           193,648          188,820
Industrial                                                                              10,796            10,976           11,217
Other                                                                                    2,568             2,426            2,322
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                1,712,012         1,673,432        1,644,331
==================================================================================================================================
Employees (year-end)                                                                    11,061            11,765           12,528



SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1995 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1992              1991             1990
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                   $4,297,436        $4,301,428       $4,445,809
Net Income after Dividends
     on Preferred Stock (in thousands)                                                $520,538          $474,855         $208,066
Cash Dividends on Common Stock (in thousands)                                         $384,000          $375,200         $389,600
Return on Average Common Equity (percent)                                                13.60             12.76             5.52
Total Assets (in thousands)                                                        $10,964,442       $10,842,538      $11,176,619
Gross Property Additions (in thousands)                                               $508,444          $548,051         $558,727
----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                 $3,888,237        $3,766,551       $3,673,913
Preferred stock                                                                        692,792           607,796          607,796
Preferred stock subject to mandatory redemption                                          6,250           118,750          125,000
Subsidiary obligated mandatorily redeemable preferred securities                             -                 -                -
Long-term debt                                                                       4,131,016         4,553,189        5,000,225
----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                       $8,718,295        $9,046,286       $9,406,934
==================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                       44.6              41.7             39.1
Preferred stock                                                                            8.0               8.0              7.8
Subsidiary obligated mandatorily redeemable preferred securities                             -                 -                -
Long-term debt                                                                            47.4              50.3             53.1
----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            100.0             100.0            100.0
==================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                 975,000                 -          300,000
Retired                                                                              1,381,300           598,384           91,117
Preferred Stock (in thousands):
Issued                                                                                 195,000           100,000                -
Retired                                                                                165,004           100,000           83,750
Subsidiary Obligated Mandatorily Redeemable Preferred Securities (in thousands):
Issued                                                                                       -                 -                -
----------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                A3              Baa1             Baa1
     Standard and Poor's                                                                    A-              BBB+             BBB+
     Duff & Phelps                                                                          A-              BBB+              BBB
Preferred Stock -
     Moody's                                                                              baa1              baa1             baa1
     Standard and Poor's                                                                  BBB+               BBB              BBB
     Duff & Phelps                                                                         BBB              BBB-             BBB-
----------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                          1,421,175         1,397,682        1,378,888
Commercial                                                                             183,784           179,933          178,391
Industrial                                                                              11,479            11,946           12,115
Other                                                                                    2,269             2,190            2,114
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                1,618,707         1,591,751        1,571,508
==================================================================================================================================
Employees (year-end)                                                                    12,600            13,700           13,746

                                       II-127A


SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1995 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1989              1988             1987
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                   $4,145,240        $3,897,479       $3,786,485
Net Income after Dividends
     on Preferred Stock (in thousands)                                                $449,099          $479,532         $240,057
Cash Dividends on Common Stock (in thousands)                                         $394,500          $386,600         $377,800
Return on Average Common Equity (percent)                                                11.72             13.06             6.85
Total Assets (in thousands)                                                        $11,372,346       $11,130,539      $11,197,494
Gross Property Additions (in thousands)                                               $727,631          $929,019       $1,034,059
----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                 $3,860,657        $3,806,070       $3,538,182
Preferred stock                                                                        607,844           657,844          657,844
Preferred stock subject to mandatory redemption                                        155,000           162,500          166,250
Subsidiary obligated mandatorily redeemable preferred securities                             -                 -                -
Long-term debt                                                                       5,054,001         4,861,378        4,825,760
----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                       $9,677,502        $9,487,792       $9,188,036
==================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                       39.9              40.1             38.5
Preferred stock                                                                            7.9               8.6              9.0
Subsidiary obligated mandatorily redeemable preferred securities                             -                 -                -
Long-term debt                                                                            52.2              51.3             52.5
----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            100.0             100.0            100.0
==================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                 250,000           150,000          500,000
Retired                                                                                 91,516           206,677          217,949
Preferred Stock (in thousands):
Issued                                                                                       -                 -          125,000
Retired                                                                                  7,500             3,750          150,000
Subsidiary Obligated Mandatorily Redeemable Preferred Securities (in thousands):
Issued                                                                                       -                 -                -
----------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                              Baa2              Baa2             Baa2
     Standard and Poor's                                                                  BBB+               BBB              BBB
     Duff & Phelps                                                                         BBB                 9                9
Preferred Stock -
     Moody's                                                                              baa2              baa2             baa2
     Standard and Poor's                                                                   BBB              BBB-             BBB-
     Duff & Phelps                                                                        BBB-                10               10
----------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                          1,355,211         1,329,173        1,303,721
Commercial                                                                             177,814           174,147          169,014
Industrial                                                                              12,311            12,353           12,307
Other                                                                                    2,050             1,993            1,858
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                1,547,386         1,517,666        1,486,900
==================================================================================================================================
Employees (year-end)                                                                    13,900            15,110           14,924

                                       II-127B


SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1995 Annual Report


-----------------------------------------------------------------------------------------------------------------------
                                                                                                  1986            1985
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                           $3,561,603      $3,609,140
Net Income after Dividends
     on Preferred Stock (in thousands)                                                        $535,003        $493,717
Cash Dividends on Common Stock (in thousands)                                                 $325,500        $277,500
Return on Average Common Equity (percent)                                                        16.51           17.95
Total Assets (in thousands)                                                                $10,465,063      $9,030,618
Gross Property Additions (in thousands)                                                     $1,598,309      $1,384,182
-----------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                         $3,469,201      $3,013,707
Preferred stock                                                                                732,844         632,844
Preferred stock subject to mandatory redemption                                                112,500         120,000
Subsidiary obligated mandatorily redeemable preferred securities                                     -               -
Long-term debt                                                                               4,464,857       3,878,066
-----------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                               $8,779,402      $7,644,617
=======================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                               39.5            39.4
Preferred stock                                                                                    9.6             9.9
Subsidiary obligated mandatorily redeemable preferred securities                                     -               -
Long-term debt                                                                                    50.9            50.7
-----------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                                    100.0           100.0
=======================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                         500,000               -
Retired                                                                                        377,538          17,738
Preferred Stock (in thousands):
Issued                                                                                         100,000         150,000
Retired                                                                                          7,500           3,750
Subsidiary Obligated Mandatorily Redeemable Preferred Securities (in thousands):
Issued                                                                                               -               -
-----------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                      Baa1            Baa1
     Standard and Poor's                                                                          BBB+            BBB+
     Duff & Phelps                                                                                   9               9
Preferred Stock -
     Moody's                                                                                      baa1            baa1
     Standard and Poor's                                                                           BBB             BBB
     Duff & Phelps                                                                                  10              10
-----------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                                  1,268,983       1,231,140
Commercial                                                                                     162,258         155,399
Industrial                                                                                      12,315          12,309
Other                                                                                            1,816           1,789
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                        1,445,372       1,400,637
=======================================================================================================================
Employees (year-end)                                                                            14,773          14,947

                                         II-127C


SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1995 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1995              1994             1993
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                         $1,337,060        $1,180,358       $1,291,035
Commercial                                                                           1,449,108         1,367,315        1,354,130
Industrial                                                                           1,141,766         1,100,995        1,113,067
Other                                                                                   44,255            42,983           41,399
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                         3,972,189         3,691,651        3,799,631
Sales for resale - non-affiliates                                                      290,302           351,591          534,370
Sales for resale - affiliates                                                           76,906            60,899           61,668
----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                             4,339,397         4,104,141        4,395,669
Other revenues                                                                          65,941            58,262           55,512
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                               $4,405,338        $4,162,403       $4,451,181
==================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                         17,307,399        15,680,709       16,649,859
Commercial                                                                          19,844,999        18,738,461       18,278,508
Industrial                                                                          25,286,340        24,337,632       23,635,363
Other                                                                                  493,720           484,009          460,801
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                        62,932,458        59,240,811       59,024,531
Sales for resale - non-affiliates                                                    6,591,841         7,968,475       14,307,030
Sales for resale - affiliates                                                        2,738,947         3,056,050        3,027,733
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                               72,263,246        70,265,336       76,359,294
==================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                               7.73              7.53             7.75
Commercial                                                                                7.30              7.30             7.41
Industrial                                                                                4.52              4.52             4.71
Total retail                                                                              6.31              6.23             6.44
Sales for resale                                                                          3.94              3.74             3.44
Total sales                                                                               6.00              5.84             5.76
Residential Average Annual Kilowatt-Hour Use Per Customer                               11,654            10,766           11,630
Residential Average Annual Revenue Per Customer                                        $900.28           $810.39          $901.79
Plant Nameplate Capacity Ratings (year-end) (megawatts)                                 14,344            13,943           13,759
Maximum Peak-Hour Demand (megawatts) (Note):
Winter                                                                                   9,819            10,509            9,067
Summer                                                                                  12,828            11,758           12,573
Annual Load Factor (percent)                                                              59.6              63.0             58.5
Plant Availability (percent):
Fossil-steam                                                                              85.8              83.1             85.9
Nuclear                                                                                   91.8              88.4             85.5
----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                      63.0              61.3             62.1
Nuclear                                                                                   19.3              18.0             16.2
Hydro                                                                                      2.5               2.6              2.3
Oil and gas                                                                                0.6               0.1              0.2
Purchased power -
     From non-affiliates                                                                   7.7               9.7             10.2
     From affiliates                                                                       6.9               8.3              9.0
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    100.0             100.0            100.0
==================================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                     10,039             9,915            9,912
Cost of fuel per million BTU (cents)                                                    143.85            145.33           153.62
Average cost of fuel per net kilowatt-hour generated (cents)                              1.44              1.44             1.52
==================================================================================================================================
Note:  As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand.
 *  Less than one-tenth of one percent.



SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1995 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                                                         1992              1991             1990
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                        $1,128,396        $1,111,358       $1,109,165
Commercial                                                                          1,285,681         1,243,067        1,218,441
Industrial                                                                          1,083,856         1,057,702        1,061,830
Other                                                                                  39,504            37,861           36,773
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                        3,537,437         3,449,988        3,426,209
Sales for resale - non-affiliates                                                     640,308           736,643          784,086
Sales for resale - affiliates                                                          67,835            65,586          168,251
----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                            4,245,580         4,252,217        4,378,546
Other revenues                                                                         51,856            49,211           67,263
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                              $4,297,436        $4,301,428       $4,445,809
==================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                        14,939,172        14,815,089       14,771,648
Commercial                                                                         17,260,614        16,885,833       16,627,128
Industrial                                                                         22,978,312        22,298,062       22,126,604
Other                                                                                 436,144           429,016          428,459
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                       55,614,242        54,428,000       53,953,839
Sales for resale - non-affiliates                                                  15,870,222        18,719,924       20,158,681
Sales for resale - affiliates                                                       3,320,060         3,885,892        8,272,528
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                              74,804,524        77,033,816       82,385,048
==================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                              7.55              7.50             7.51
Commercial                                                                               7.45              7.36             7.33
Industrial                                                                               4.72              4.74             4.80
Total retail                                                                             6.36              6.34             6.35
Sales for resale                                                                         3.69              3.55             3.35
Total sales                                                                              5.68              5.52             5.31
Residential Average Annual Kilowatt-Hour Use Per Customer                              10,603            10,675           10,795
Residential Average Annual Revenue Per Customer                                       $800.88           $800.78          $810.56
Plant Nameplate Capacity Ratings (year-end) (megawatts)                                14,076            14,076           14,366
Maximum Peak-Hour Demand (megawatts) (Note):
Winter                                                                                  8,938            10,001            8,977
Summer                                                                                 11,448            13,090           13,196
Annual Load Factor (percent)                                                             60.5              55.2             55.5
Plant Availability (percent):
Fossil-steam                                                                             86.6              93.3             92.5
Nuclear                                                                                  87.7              81.6             81.3
----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                     61.4              63.6             65.1
Nuclear                                                                                  17.0              15.3             13.7
Hydro                                                                                     2.5               2.3              2.2
Oil and gas                                                                                 *                 *              0.1
Purchased power -
     From non-affiliates                                                                 12.2              10.3             11.0
     From affiliates                                                                      6.9               8.5              7.9
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                   100.0             100.0            100.0
==================================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                     9,900             9,960            9,939
Cost of fuel per million BTU (cents)                                                   153.08            157.97           166.22
Average cost of fuel per net kilowatt-hour generated (cents)                             1.52              1.57             1.65
==================================================================================================================================
Note:  As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand.
 *  Less than one-tenth of one percent.

                                        II-129A


SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1995 Annual Report


--------------------------------------------------------------------------------------------------------------------------------
                                                                                       1989              1988             1987
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                      $1,022,781          $979,047         $904,218
Commercial                                                                        1,143,727         1,054,995          915,540
Industrial                                                                        1,006,416           983,822          911,933
Other                                                                                34,775            31,743           29,350
--------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                      3,207,699         3,049,607        2,761,041
Sales for resale - non-affiliates                                                   760,809           707,076          822,696
Sales for resale - affiliates                                                       150,394            86,751          159,998
--------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                          4,118,902         3,843,434        3,743,735
Other revenues                                                                       26,338            54,045           42,750
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                            $4,145,240        $3,897,479       $3,786,485
================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                      14,134,195        13,800,038       13,675,730
Commercial                                                                       15,843,181        14,790,561       13,799,379
Industrial                                                                       21,801,404        21,412,845       20,884,454
Other                                                                               414,107           397,669          385,514
--------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                     52,192,887        50,401,113       48,745,077
Sales for resale - non-affiliates                                                20,479,412        18,544,705       20,910,185
Sales for resale - affiliates                                                     7,489,948         3,327,814        6,032,889
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                            80,162,247        72,273,632       75,688,151
================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                            7.24              7.09             6.61
Commercial                                                                             7.22              7.13             6.63
Industrial                                                                             4.62              4.59             4.37
Total retail                                                                           6.15              6.05             5.66
Sales for resale                                                                       3.26              3.63             3.65
Total sales                                                                            5.14              5.32             4.95
Residential Average Annual Kilowatt-Hour Use Per Customer                            10,530            10,484           10,623
Residential Average Annual Revenue Per Customer                                     $761.96           $743.82          $702.36
Plant Nameplate Capacity Ratings (year-end) (megawatts)                              14,366            13,018           13,018
Maximum Peak-Hour Demand (megawatts) (Note):
Winter                                                                               10,101             9,866            9,446
Summer                                                                               12,735            12,295           12,390
Annual Load Factor (percent)                                                           56.3              59.1             56.1
Plant Availability (percent):
Fossil-steam                                                                           93.0              94.5             92.7
Nuclear                                                                                89.2              69.4             85.4
--------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                   64.0              72.0             70.9
Nuclear                                                                                14.1               9.6              9.1
Hydro                                                                                   2.1               1.2              1.7
Oil and gas                                                                             0.1               0.1              0.1
Purchased power -
     From non-affiliates                                                               10.2               8.2              8.5
     From affiliates                                                                    9.5               8.9              9.7
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                 100.0             100.0            100.0
================================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                  10,020             9,969            9,932
Cost of fuel per million BTU (cents)                                                 164.27            166.28           168.81
Average cost of fuel per net kilowatt-hour generated (cents)                           1.65              1.66             1.68
================================================================================================================================
Note:  As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand.
 *  Less than one-tenth of one percent.

                                       II-129B


SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1995 Annual Report


-----------------------------------------------------------------------------------------------------------------------
                                                                                                  1986            1985
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                                   $874,231        $786,500
Commercial                                                                                     854,755         797,540
Industrial                                                                                     897,646         873,554
Other                                                                                           27,948          26,766
-----------------------------------------------------------------------------------------------------------------------
Total retail                                                                                 2,654,580       2,484,360
Sales for resale - non-affiliates                                                              780,049         941,743
Sales for resale - affiliates                                                                   91,753         149,463
-----------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                                     3,526,382       3,575,566
Other revenues                                                                                  35,221          33,574
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                       $3,561,603      $3,609,140
=======================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                                 13,234,248      12,006,462
Commercial                                                                                  12,945,926      11,945,938
Industrial                                                                                  20,339,235      19,517,543
Other                                                                                          381,917         382,238
-----------------------------------------------------------------------------------------------------------------------
Total retail                                                                                46,901,326      43,852,181
Sales for resale - non-affiliates                                                           18,198,186      21,526,865
Sales for resale - affiliates                                                                3,160,242       5,999,834
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                       68,259,754      71,378,880
=======================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                                       6.61            6.55
Commercial                                                                                        6.60            6.68
Industrial                                                                                        4.41            4.48
Total retail                                                                                      5.66            5.67
Sales for resale                                                                                  4.08            3.96
Total sales                                                                                       5.17            5.01
Residential Average Annual Kilowatt-Hour Use Per Customer                                       10,577           9,923
Residential Average Annual Revenue Per Customer                                                $698.72         $650.01
Plant Nameplate Capacity Ratings (year-end) (megawatts)                                         11,875          11,875
Maximum Peak-Hour Demand (megawatts) (Note):
Winter                                                                                          10,551          10,049
Summer                                                                                          11,910          11,079
Annual Load Factor (percent)                                                                      57.5            56.3
Plant Availability (percent):
Fossil-steam                                                                                      91.2            91.2
Nuclear                                                                                           64.7            79.5
-----------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                              74.6            72.7
Nuclear                                                                                            5.0             6.7
Hydro                                                                                              1.2             1.5
Oil and gas                                                                                        0.6               *
Purchased power -
     From non-affiliates                                                                           8.9             9.4
     From affiliates                                                                               9.7             9.7
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                            100.0           100.0
=======================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                             10,016          10,089
Cost of fuel per million BTU (cents)                                                            175.81          178.11
Average cost of fuel per net kilowatt-hour generated (cents)                                      1.76            1.80
=======================================================================================================================
Note:  As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand.
 *  Less than one-tenth of one percent.

                                           II-129C

STATEMENTS OF INCOME
Georgia Power Company
==============================================================================================================================
For the Years Ended December 31,                                                         1995          1994          1993
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
   Revenues                                                                         $   4,328,432 $   4,101,504 $   4,389,513
   Revenues from affiliates                                                                76,906        60,899        61,668
------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                4,405,338     4,162,403     4,451,181
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                                 900,973       870,653       951,507
     Purchased power from non-affiliates                                                  183,009       193,130       313,170
     Purchased power from affiliates                                                      131,740       158,063       194,024
     Provision for separation benefits                                                     10,607        82,238             -
     Proceeds from settlement of disputed contracts                                             -             -             -
     Other                                                                                735,918       643,375       675,284
   Maintenance                                                                            292,029       272,818       284,521
   Depreciation and amortization                                                          421,850       379,158       379,425
   Deferred Plant Vogtle expenses, net                                                    124,454        74,888        36,284
   Taxes other than income taxes                                                          204,675       194,566       192,671
   Federal and state income taxes                                                         449,204       399,413       452,122
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                3,454,459     3,268,302     3,479,008
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                          950,879       894,101       972,173
Other Income (Expense):
   Allowance for equity funds used during construction                                      2,734         5,663         3,168
   Equity in earnings of unconsolidated subsidiary                                          4,051         3,588         4,127
   Deferred return on Plant Vogtle                                                              -             -             -
   Write-off of Plant Vogtle costs                                                              -             -             -
   Income tax reduction for write-off of Plant Vogtle costs                                     -             -             -
   Interest income                                                                          5,524         3,254         3,806
   Other, net (See note)                                                                   (8,973)       10,626        11,902
   Income taxes applicable to other income                                                  3,022         7,975        37,661
------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                            957,237       925,207     1,032,837
------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                             254,607       306,473       343,634
   Allowance for debt funds used during construction                                      (12,081)      (11,571)       (8,271)
   Interest on interim obligations                                                         21,463        17,529        15,530
   Amortization of debt discount, premium, and expense, net                                15,835        15,743        14,024
   Other interest charges                                                                  20,399        23,483        47,393
------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                      300,223       351,657       412,310
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                657,014       573,550       620,527
Dividends on Preferred Stock                                                               48,152        48,006        50,674
------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                       $     608,862 $     525,544 $     569,853
==============================================================================================================================
Note:  Reflects  major sales of facilities to JEA, FP&L, OPC, MEAG, and Dalton.
       Increases  in net  income,  after  total  taxes,  from  these  sales were
       $12,312,000  in  1995,   $11,275,000   in  1994,   $23,191,000  in  1993,
       $14,542,000 in 1991, $6,336,000 in 1990, and $3,851,000 in 1987.

STATEMENTS OF INCOME
Georgia Power Company
==============================================================================================================================
For the Years Ended December 31,                                                         1992          1991          1990
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
   Revenues                                                                         $   4,229,601 $   4,235,842 $   4,277,558
   Revenues from affiliates                                                                67,835        65,586       168,251
------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                4,297,436     4,301,428     4,445,809
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                                 929,780       998,701     1,120,933
     Purchased power from non-affiliates                                                  436,761       444,920       626,989
     Purchased power from affiliates                                                      158,306       193,114       173,716
     Provision for separation benefits                                                      9,778        52,952             -
     Proceeds from settlement of disputed contracts                                        (4,982)     (142,183)            -
     Other                                                                                616,116       596,565       524,665
   Maintenance                                                                            264,757       295,012       280,304
   Depreciation and amortization                                                          375,460       382,549       380,394
   Deferred Plant Vogtle expenses, net                                                    (30,804)       16,008        31,146
   Taxes other than income taxes                                                          179,460       172,893       151,124
   Federal and state income taxes                                                         377,542       349,284       270,561
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                3,312,174     3,359,815     3,559,832
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                          985,262       941,613       885,977
Other Income (Expense):
   Allowance for equity funds used during construction                                      5,855         9,083         6,985
   Equity in earnings of unconsolidated subsidiary                                          4,635         4,576         4,182
   Deferred return on Plant Vogtle                                                              -        34,549        82,721
   Write-off of Plant Vogtle costs                                                              -             -      (281,254)
   Income tax reduction for write-off of Plant Vogtle costs                                     -             -        63,231
   Interest income                                                                         12,475        10,563         7,552
   Other, net (See note)                                                                  (30,527)       13,551       (21,199)
   Income taxes applicable to other income                                                 25,163        (7,522)       20,859
------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                          1,002,863     1,006,413       769,054
------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                             402,541       459,184       480,174
   Allowance for debt funds used during construction                                       (8,310)      (10,385)       (9,325)
   Interest on interim obligations                                                          9,694         4,906         8,512
   Amortization of debt discount, premium, and expense, net                                 8,033         6,214         6,100
   Other interest charges                                                                  12,425         9,938         9,404
------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                      424,383       469,857       494,865
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                578,480       536,556       274,189
Dividends on Preferred Stock                                                               57,942        61,701        66,123
------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                       $     520,538 $     474,855 $     208,066
==============================================================================================================================
Note:  Reflects  major sales of facilities to JEA, FP&L, OPC, MEAG, and Dalton.
       Increases  in net  income,  after  total  taxes,  from  these  sales were
       $12,312,000  in  1995,   $11,275,000   in  1994,   $23,191,000  in  1993,
       $14,542,000 in 1991, $6,336,000 in 1990, and $3,851,000 in 1987.

                                                           II-131A

STATEMENTS OF INCOME
Georgia Power Company
==============================================================================================================================
For the Years Ended December 31,                                                         1989          1988          1987
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
   Revenues                                                                         $   3,994,846 $   3,810,728 $   3,626,487
   Revenues from affiliates                                                               150,394        86,751       159,998
------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                4,145,240     3,897,479     3,786,485
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                               1,078,586     1,023,173     1,064,552
     Purchased power from non-affiliates                                                  543,448       546,511       530,051
     Purchased power from affiliates                                                      195,355       164,873       199,831
     Provision for separation benefits                                                          -             -             -
     Proceeds from settlement of disputed contracts                                             -             -             -
     Other                                                                                504,743       541,975       575,182
   Maintenance                                                                            233,680       246,877       274,672
   Depreciation and amortization                                                          346,091       306,492       254,929
   Deferred Plant Vogtle expenses, net                                                    (39,211)       (8,333)     (141,977)
   Taxes other than income taxes                                                          128,518       146,759       143,289
   Federal and state income taxes                                                         273,287       204,222       250,093
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                3,264,497     3,172,549     3,150,622
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                          880,743       724,930       635,863
Other Income (Expense):
   Allowance for equity funds used during construction                                     40,525        96,530       159,414
   Equity in earnings of unconsolidated subsidiary                                          3,750         3,302         3,440
   Deferred return on Plant Vogtle                                                         48,096       107,310       115,028
   Write-off of Plant Vogtle costs                                                              -             -      (357,821)
   Income tax reduction for write-off of Plant Vogtle costs                                     -             -       128,923
   Interest income                                                                         10,333        28,445        55,388
   Other, net (See note)                                                                  (20,603)       (3,746)      (55,081)
   Income taxes applicable to other income                                                 15,573         6,583        17,344
------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                            978,417       963,354       702,498
------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                             475,991       471,897       480,519
   Allowance for debt funds used during construction                                      (34,244)      (95,818)     (130,756)
   Interest on interim obligations                                                          1,059        15,084        16,362
   Amortization of debt discount, premium, and expense, net                                 5,865         5,466         3,573
   Other interest charges                                                                   8,868        14,556        12,239
------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                      457,539       411,185       381,937
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                520,878       552,169       320,561
Dividends on Preferred Stock                                                               71,779        72,637        80,504
------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                       $     449,099 $     479,532 $     240,057
==============================================================================================================================
Note:  Reflects  major sales of facilities to JEA, FP&L, OPC, MEAG, and Dalton.
       Increases  in net  income,  after  total  taxes,  from  these  sales were
       $12,312,000  in  1995,   $11,275,000   in  1994,   $23,191,000  in  1993,
       $14,542,000 in 1991, $6,336,000 in 1990, and $3,851,000 in 1987.

                                                          II-131B

STATEMENTS OF INCOME
Georgia Power Company
==============================================================================================================
For the Years Ended December 31,                                                           1986          1985
--------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
   Revenues                                                                       $   3,469,850 $   3,459,677
   Revenues from affiliates                                                              91,753       149,463
--------------------------------------------------------------------------------------------------------------
Total operating revenues                                                              3,561,603     3,609,140
--------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                             1,012,949     1,077,092
     Purchased power from non-affiliates                                                344,708       415,406
     Purchased power from affiliates                                                    192,297       204,848
     Provision for separation benefits                                                        -             -
     Proceeds from settlement of disputed contracts                                           -             -
     Other                                                                              513,974       482,468
   Maintenance                                                                          275,533       254,510
   Depreciation and amortization                                                        215,763       201,524
   Deferred Plant Vogtle expenses, net                                                        -             -
   Taxes other than income taxes                                                        119,768       120,320
   Federal and state income taxes                                                       319,374       311,151
--------------------------------------------------------------------------------------------------------------
Total operating expenses                                                              2,994,366     3,067,319
--------------------------------------------------------------------------------------------------------------
Operating Income                                                                        567,237       541,821
Other Income (Expense):
   Allowance for equity funds used during construction                                  275,183       227,950
   Equity in earnings of unconsolidated subsidiary                                        2,967         3,417
   Deferred return on Plant Vogtle                                                            -             -
   Write-off of Plant Vogtle costs                                                            -             -
   Income tax reduction for write-off of Plant Vogtle costs                                   -             -
   Interest income                                                                       44,615        41,546
   Other, net (See note)                                                                (28,464)       (6,815)
   Income taxes applicable to other income                                                5,154        (9,114)
--------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                          866,692       798,805
--------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                           472,744       421,764
   Allowance for debt funds used during construction                                   (225,897)     (216,233)
   Interest on interim obligations                                                        1,954        20,516
   Amortization of debt discount, premium, and expense, net                               2,681         2,335
   Other interest charges                                                                 4,610        10,593
--------------------------------------------------------------------------------------------------------------
Net interest charges                                                                    256,092       238,975
--------------------------------------------------------------------------------------------------------------
Net Income                                                                              610,600       559,830
Dividends on Preferred Stock                                                             75,597        66,113
--------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                     $     535,003 $     493,717
==============================================================================================================
Note:  Reflects  major sales of facilities to JEA, FP&L, OPC, MEAG, and Dalton.
       Increases  in net  income,  after  total  taxes,  from  these  sales were
       $12,312,000  in  1995,   $11,275,000   in  1994,   $23,191,000  in  1993,
       $14,542,000 in 1991, $6,336,000 in 1990, and $3,851,000 in 1987.

                                    II-131C

STATEMENTS OF CASH FLOWS
Georgia Power Company
===========================================================================================================================
For the Years Ended December 31,                                               1995             1994              1993
---------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                               $      657,014    $     573,550     $     620,527
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                              527,310          484,032           475,152
     Deferred income taxes, net                                                  37,150           33,567           169,009
     Deferred investment tax credits, net                                             -                -           (18,274)
     Allowance for equity funds used during construction                         (2,734)          (5,663)           (3,168)
     Amortization of deferred Plant Vogtle costs, net                           124,454           74,888            36,284
     Write-off of Plant Vogtle costs                                                  -                -                 -
     Non-cash portion of separation benefits                                          -           68,599                 -
     Non-cash proceeds from settlement of disputed contracts                          -                -                 -
     Other, net                                                                     134          (95,314)          (46,227)
     Changes in certain current assets and liabilities:
       Receivables, net                                                         (59,370)          67,218            27,088
       Inventories                                                               30,761          (63,545)           82,433
       Payables                                                                  45,882            5,409            17,364
       Other                                                                     57,422           (5,675)          (94,574)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                   1,418,023        1,137,066         1,265,614
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                       (480,449)        (638,426)         (674,432)
Sales of property                                                               131,099          132,644           261,687
Other                                                                           (42,579)         (41,273)          (43,154)
---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                         (391,929)        (547,055)         (455,899)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                               -          100,000                 -
   Preferred stock                                                                    -                -           175,000
   First mortgage bonds                                                          75,000                -         1,135,000
   Pollution control bonds                                                      504,700          527,210           145,425
   Other long-term debt                                                               -                -            37,000
   Capital contributions from parent company                                          -                -                 -
Retirements:
   Preferred stock                                                                    -                -          (245,005)
   First mortgage bonds                                                        (505,789)        (133,559)       (1,337,822)
   Pollution control bonds                                                     (504,810)        (510,320)         (145,465)
   Other long-term debt                                                         (37,000)         (10,187)          (19,451)
Interim obligations, net                                                        (24,472)         (57,425)          (51,444)
Payment of preferred stock dividends                                            (48,419)         (47,147)          (53,123)
Payment of common stock dividends                                              (451,500)        (429,300)         (402,400)
Miscellaneous                                                                   (17,413)         (22,640)          (63,648)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                       (1,009,703)        (583,368)         (825,933)
---------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                          16,391            6,643           (16,218)
Cash and Cash Equivalents at Beginning of Year                                   12,539            5,896            22,114
Cash and Cash Equivalents at End of Year                                 $       28,930    $      12,539     $       5,896
===========================================================================================================================
( ) Denotes use of cash.

STATEMENTS OF CASH FLOWS
Georgia Power Company
==========================================================================================================================
For the Years Ended December 31,                                               1992             1991              1990
---------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                               $      578,480    $     536,556     $     274,189
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                              471,014          480,318           502,098
     Deferred income taxes, net                                                 194,955           53,219            88,667
     Deferred investment tax credits, net                                        (5,704)          (9,524)              (52)
     Allowance for equity funds used during construction                         (5,855)          (9,083)           (6,985)
     Amortization of deferred Plant Vogtle costs, net                           (30,804)         (18,541)          (51,575)
     Write-off of Plant Vogtle costs                                                  -                -           281,254
     Non-cash portion of separation benefits                                          -                -                 -
     Non-cash proceeds from settlement of disputed contracts                     (4,982)        (103,846)                -
     Other, net                                                                  (9,768)         (26,024)          (50,804)
     Changes in certain current assets and liabilities:
       Receivables, net                                                         (31,348)          23,920             1,444
       Inventories                                                              (65,621)          24,130           (23,498)
       Payables                                                                  25,303          (23,075)          (43,470)
       Other                                                                    (85,961)          54,777            (9,991)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                   1,029,709          982,827           961,277
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                       (508,444)        (548,051)         (558,727)
Sales of property                                                                    46          291,075            34,573
Other                                                                            42,892              931             1,937
---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                         (465,506)        (256,045)         (522,217)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                               -                -                 -
   Preferred stock                                                              195,000          100,000                 -
   First mortgage bonds                                                         975,000                -           300,000
   Pollution control bonds                                                      161,955           80,420                 -
   Other long-term debt                                                               -                -                 -
   Capital contributions from parent company                                          -                -                 -
Retirements:
   Preferred stock                                                             (165,004)        (100,000)          (83,750)
   First mortgage bonds                                                      (1,381,300)        (598,384)          (91,117)
   Pollution control bonds                                                     (160,205)         (83,265)             (535)
   Other long-term debt                                                            (567)          (1,130)         (114,452)
Interim obligations, net                                                        334,671          199,000                 -
Payment of preferred stock dividends                                            (60,475)         (60,766)          (67,757)
Payment of common stock dividends                                              (384,000)        (375,200)         (389,600)
Miscellaneous                                                                   (70,986)         (17,613)           (7,663)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                         (555,911)        (856,938)         (454,874)
---------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                           8,292         (130,156)          (15,814)
Cash and Cash Equivalents at Beginning of Year                                   13,822          143,978           159,792
Cash and Cash Equivalents at End of Year                                 $       22,114    $      13,822     $     143,978
===========================================================================================================================
( ) Denotes use of cash.

                                                          II-133A

STATEMENTS OF CASH FLOWS
Georgia Power Company
===========================================================================================================================
For the Years Ended December 31,                                               1989             1988              1987
---------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                               $      520,878    $     552,169     $     320,561
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                              484,870          400,665           336,647
     Deferred income taxes, net                                                 184,490          160,774            76,445
     Deferred investment tax credits, net                                        (8,017)          11,605            (5,075)
     Allowance for equity funds used during construction                        (40,525)         (96,530)         (159,414)
     Amortization of deferred Plant Vogtle costs, net                           (87,307)        (115,643)         (257,005)
     Write-off of Plant Vogtle costs                                                  -                -           357,821
     Non-cash portion of separation benefits                                          -                -                 -
     Non-cash proceeds from settlement of disputed contracts                          -                -                 -
     Other, net                                                                 (38,046)           6,983              (759)
     Changes in certain current assets and liabilities:
       Receivables, net                                                         (59,035)          11,225            (6,880)
       Inventories                                                              (33,123)         (10,044)          (72,540)
       Payables                                                                 (38,976)          (2,065)           74,341
       Other                                                                     36,015            1,161             2,751
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                     921,224          920,300           666,893
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                       (727,631)        (929,019)       (1,034,059)
Sales of property                                                                     -                -            12,276
Other                                                                            47,260           35,328            45,801
---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                         (680,371)        (893,691)         (975,982)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                               -                -                 -
   Preferred stock                                                                    -                -           125,000
   First mortgage bonds                                                         250,000          150,000           500,000
   Pollution control bonds                                                       50,000           69,526           191,736
   Other long-term debt                                                               -                -                 -
   Capital contributions from parent company                                          -          175,000           228,000
Retirements:
   Preferred stock                                                               (7,500)          (3,750)         (150,000)
   First mortgage bonds                                                         (91,516)        (206,677)         (217,949)
   Pollution control bonds                                                         (505)            (475)          (90,000)
   Other long-term debt                                                          (3,806)          (2,878)           (2,824)
Interim obligations, net                                                              -         (302,261)          302,261
Payment of preferred stock dividends                                            (72,259)         (72,931)          (80,420)
Payment of common stock dividends                                              (394,500)        (386,600)         (377,800)
Miscellaneous                                                                    (4,742)         (13,440)          (51,745)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                         (274,828)        (594,486)          376,259
---------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                         (33,975)        (567,877)           67,170
Cash and Cash Equivalents at Beginning of Year                                  193,767          761,644           694,474
Cash and Cash Equivalents at End of Year                                 $      159,792    $     193,767     $     761,644
===========================================================================================================================
( ) Denotes use of cash.

                                                          II-133B

STATEMENTS OF CASH FLOWS
Georgia Power Company
=========================================================================================================
For the Years Ended December 31,                                               1986             1985
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                               $      610,600    $     559,830
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                              260,945          248,256
     Deferred income taxes, net                                                 236,822          104,102
     Deferred investment tax credits, net                                       106,407          115,144
     Allowance for equity funds used during construction                       (275,183)        (227,950)
     Amortization of deferred Plant Vogtle costs, net                                 -                -
     Write-off of Plant Vogtle costs                                                  -                -
     Non-cash portion of separation benefits                                          -                -
     Non-cash proceeds from settlement of disputed contracts                          -                -
     Other, net                                                                   5,554           34,311
     Changes in certain current assets and liabilities:
       Receivables, net                                                          (7,474)         (27,928)
       Inventories                                                              (26,863)          77,667
       Payables                                                                 133,044           (9,182)
       Other                                                                     19,682           21,289
---------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                   1,063,534          895,539
---------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                     (1,598,309)      (1,384,182)
Sales of property                                                                     -                -
Other                                                                           168,518           92,826
---------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                       (1,429,791)      (1,291,356)
---------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                               -                -
   Preferred stock                                                              100,000          150,000
   First mortgage bonds                                                         500,000                -
   Pollution control bonds                                                      350,001          500,962
   Other long-term debt                                                         113,000                -
   Capital contributions from parent company                                    250,000          315,000
Retirements:
   Preferred stock                                                               (7,500)          (3,750)
   First mortgage bonds                                                        (377,538)         (17,738)
   Pollution control bonds                                                            -                -
   Other long-term debt                                                            (108)            (843)
Interim obligations, net                                                        (36,715)         (72,956)
Payment of preferred stock dividends                                            (73,665)         (62,337)
Payment of common stock dividends                                              (325,500)        (277,500)
Miscellaneous                                                                   (33,773)         (17,503)
---------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                          458,202          513,335
---------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                          91,945          117,518
Cash and Cash Equivalents at Beginning of Year                                  602,529          485,011
Cash and Cash Equivalents at End of Year                                 $      694,474    $     602,529
=========================================================================================================
( ) Denotes use of cash.

                                                 II-133C

BALANCE SHEETS
Georgia Power Company
============================================================================================================================
At December 31,                                                         1995                 1994                 1993
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                        $     3,105,165      $     3,077,470      $     2,976,806
    Nuclear                                                             4,082,098            4,075,339            4,069,299
    Hydro                                                                 642,237              443,466              442,888
----------------------------------------------------------------------------------------------------------------------------
      Total production                                                  7,829,500            7,596,275            7,488,993
  Transmission                                                          1,822,778            1,754,945            1,713,122
  Distribution                                                          3,949,238            3,777,279            3,600,115
  General                                                                 937,079              926,418              941,291
  Construction work in progress                                           236,715              541,889              584,013
  Nuclear fuel, at amortized cost                                         124,849              136,425              135,742
----------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                               14,900,159           14,733,231           14,463,276
----------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                                -                    -                    -
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                14,900,159           14,733,231           14,463,276
----------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                              4,417,120            4,054,986            3,822,344
  Steam heat                                                                    -                    -                    -
----------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                        4,417,120            4,054,986            3,822,344
----------------------------------------------------------------------------------------------------------------------------
    Total                                                              10,483,039           10,678,245           10,640,932
----------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                         -                    -                    -
----------------------------------------------------------------------------------------------------------------------------
    Total                                                              10,483,039           10,678,245           10,640,932
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                     -                    -                    -
  Nuclear decommissioning trusts                                           92,273               54,297               37,937
  Miscellaneous                                                           147,615              116,527               61,142
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                 239,888              170,824               99,079
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                28,930               12,539                5,896
  Investment securities                                                         -                    -                    -
  Receivables, net                                                        411,038              389,279              515,178
  Accrued utility revenues                                                121,146              103,223               99,550
  Fossil fuel stock, at average cost                                      145,151              169,252              111,620
  Materials and supplies, at average cost                                 286,804              293,464              287,551
  Prepayments                                                             107,764               55,383               65,269
  Vacation pay deferred                                                    35,543               40,823               41,575
----------------------------------------------------------------------------------------------------------------------------
    Total                                                               1,136,376            1,063,963            1,126,639
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                871,783              919,750              992,510
  Deferred Plant Vogtle costs                                             307,638              432,092              506,980
  Debt expense, being amortized                                            27,227               26,223               20,730
  Premium on reacquired debt, being amortized                             174,018              164,676              153,146
  Miscellaneous                                                           230,306              256,885              196,094
----------------------------------------------------------------------------------------------------------------------------
    Total                                                               1,610,972            1,799,626            1,869,460
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                      $    13,470,275      $    13,712,658      $    13,736,110
============================================================================================================================

BALANCE SHEETS
Georgia Power Company
==========================================================================================================================
At December 31,                                                       1992                 1991                 1990
--------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                      $     3,144,405      $     3,128,594      $     3,350,018
    Nuclear                                                           4,051,020            4,051,043            4,025,862
    Hydro                                                               434,341              432,674              412,157
--------------------------------------------------------------------------------------------------------------------------
      Total production                                                7,629,766            7,612,311            7,788,037
  Transmission                                                        1,646,904            1,566,173            1,522,157
  Distribution                                                        3,413,681            3,252,111            3,056,825
  General                                                               923,010              896,477              876,989
  Construction work in progress                                         405,606              390,437              370,243
  Nuclear fuel, at amortized cost                                       155,194              191,726              210,320
--------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                             14,174,161           13,909,235           13,824,571
--------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                              -                    -                    -
--------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                              14,174,161           13,909,235           13,824,571
--------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                            3,569,717            3,315,247            3,040,298
  Steam heat                                                                  -                    -                    -
--------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                      3,569,717            3,315,247            3,040,298
--------------------------------------------------------------------------------------------------------------------------
    Total                                                            10,604,444           10,593,988           10,784,273
--------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes               1,589,743            1,465,408            1,397,647
--------------------------------------------------------------------------------------------------------------------------
    Total                                                             9,014,701            9,128,580            9,386,626
--------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                   -              107,993                    -
  Nuclear decommissioning trusts                                         20,311               10,007                    -
  Miscellaneous                                                          55,463               71,880               78,895
--------------------------------------------------------------------------------------------------------------------------
    Total                                                                75,774              189,880               78,895
--------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                              22,114               13,822              143,978
  Investment securities                                                 108,206                    -                    -
  Receivables, net                                                      385,227              330,411              356,236
  Accrued utility revenues                                               88,164               79,099               78,067
  Fossil fuel stock, at average cost                                    197,332              200,248              225,966
  Materials and supplies, at average cost                               284,272              215,735              220,103
  Prepayments                                                            91,447               96,750              121,646
  Vacation pay deferred                                                  40,169               39,769               33,677
--------------------------------------------------------------------------------------------------------------------------
    Total                                                             1,216,931              975,834            1,179,673
--------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                    -                    -                    -
  Deferred Plant Vogtle costs                                           383,025              375,028              364,446
  Debt expense, being amortized                                          17,719               12,368               12,708
  Premium on reacquired debt, being amortized                           116,940               70,855               60,653
  Miscellaneous                                                         139,352               89,993               93,618
--------------------------------------------------------------------------------------------------------------------------
    Total                                                               657,036              548,244              531,425
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                                    $    10,964,442      $    10,842,538      $    11,176,619
==========================================================================================================================

                                                               II-135A

BALANCE SHEETS
Georgia Power Company
=========================================================================================================================
At December 31,                                                      1989                 1988                 1987
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                     $     3,319,876      $     2,638,725      $     2,616,741
    Nuclear                                                          4,189,723            3,225,945            3,220,632
    Hydro                                                              411,235              407,771              404,291
-------------------------------------------------------------------------------------------------------------------------
      Total production                                               7,920,834            6,272,441            6,241,664
  Transmission                                                       1,431,485            1,322,034            1,248,976
  Distribution                                                       2,863,011            2,598,714            2,318,185
  General                                                              859,013              737,621              657,258
  Construction work in progress                                        403,365            1,963,283            1,710,769
  Nuclear fuel, at amortized cost                                      254,101              307,109              287,492
-------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                            13,731,809           13,201,202           12,464,344
-------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                             -                    -                    7
-------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                             13,731,809           13,201,202           12,464,351
-------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                           2,762,937            2,445,404            2,193,395
  Steam heat                                                                 -                    -                   (5)
-------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                     2,762,937            2,445,404            2,193,390
-------------------------------------------------------------------------------------------------------------------------
    Total                                                           10,968,872           10,755,798           10,270,961
-------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes              1,313,626            1,178,291            1,077,747
-------------------------------------------------------------------------------------------------------------------------
    Total                                                            9,655,246            9,577,507            9,193,214
-------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                  -                    -                    -
  Nuclear decommissioning trusts                                             -                    -                    -
  Miscellaneous                                                         69,839               66,677               54,148
-------------------------------------------------------------------------------------------------------------------------
    Total                                                               69,839               66,677               54,148
-------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                            159,792              193,767              761,644
  Investment securities                                                      -                    -                    -
  Receivables, net                                                     347,899              320,018              342,315
  Accrued utility revenues                                              93,786               66,265               68,370
  Fossil fuel stock, at average cost                                   214,487              225,274              262,752
  Materials and supplies, at average cost                              208,084              164,174              116,652
  Prepayments                                                          116,342              121,840              113,381
  Vacation pay deferred                                                 35,238               34,418               30,100
-------------------------------------------------------------------------------------------------------------------------
    Total                                                            1,175,628            1,125,756            1,695,214
-------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                   -                    -                    -
  Deferred Plant Vogtle costs                                          322,116              269,958              172,990
  Debt expense, being amortized                                         13,032               12,476               12,985
  Premium on reacquired debt, being amortized                           61,889               62,352               51,509
  Miscellaneous                                                         74,596               15,813               17,434
-------------------------------------------------------------------------------------------------------------------------
    Total                                                              471,633              360,599              254,918
-------------------------------------------------------------------------------------------------------------------------
Total Assets                                                   $    11,372,346      $    11,130,539      $    11,197,494
=========================================================================================================================

                                                               II-135B

BALANCE SHEETS
Georgia Power Company
================================================================================================================
At December 31,                                                                  1986                 1985
----------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Electric Plant:
  Production-
    Fossil                                                                 $     2,138,511      $     2,118,863
    Nuclear                                                                        739,835              652,756
    Hydro                                                                          399,120              388,832
----------------------------------------------------------------------------------------------------------------
      Total production                                                           3,277,466            3,160,451
  Transmission                                                                   1,176,479            1,004,329
  Distribution                                                                   2,096,498            1,892,127
  General                                                                          578,236              501,477
  Construction work in progress                                                  4,430,152            3,581,065
  Nuclear fuel, at amortized cost                                                  314,225              253,418
----------------------------------------------------------------------------------------------------------------
    Total electric plant                                                        11,873,056           10,392,867
----------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                                    15,266               14,709
----------------------------------------------------------------------------------------------------------------
    Total utility plant                                                         11,888,322           10,407,576
----------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                       2,001,605            1,851,649
  Steam heat                                                                         7,841                7,517
----------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                 2,009,446            1,859,166
----------------------------------------------------------------------------------------------------------------
    Total                                                                        9,878,876            8,548,410
----------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                          1,020,271              920,047
----------------------------------------------------------------------------------------------------------------
    Total                                                                        8,858,605            7,628,363
----------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                              -                    -
  Nuclear decommissioning trusts                                                         -                    -
  Miscellaneous                                                                     50,749               39,357
----------------------------------------------------------------------------------------------------------------
    Total                                                                           50,749               39,357
----------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                        694,474              602,529
  Investment securities                                                                  -                    -
  Receivables, net                                                                 374,590              367,226
  Accrued utility revenues                                                          55,513               55,403
  Fossil fuel stock, at average cost                                               220,206              210,604
  Materials and supplies, at average cost                                           86,658               69,397
  Prepayments                                                                       44,800                8,506
  Vacation pay deferred                                                             29,800               28,700
----------------------------------------------------------------------------------------------------------------
    Total                                                                        1,506,041            1,342,365
----------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                               -                    -
  Deferred Plant Vogtle costs                                                            -                    -
  Debt expense, being amortized                                                     12,860               12,450
  Premium on reacquired debt, being amortized                                       26,914                    -
  Miscellaneous                                                                      9,894                8,083
----------------------------------------------------------------------------------------------------------------
    Total                                                                           49,668               20,533
----------------------------------------------------------------------------------------------------------------
Total Assets                                                               $    10,465,063      $     9,030,618
================================================================================================================

                                                    II-135C

BALANCE SHEETS
Georgia Power Company
==================================================================================================================================
At December 31,                                                               1995                 1994                 1993
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                          $       344,250      $       344,250      $       344,250
  Paid-in capital                                                             2,384,444            2,384,348            2,384,348
  Premium on preferred stock                                                        413                  413                  413
  Earnings retained in the business                                           1,569,905            1,412,543            1,316,447
----------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                       4,299,012            4,141,554            4,045,458
  Preferred stock                                                               692,787              692,787              692,787
  Preferred stock subject to mandatory redemption                                     -                    -                    -
  Subsidiary obligated mandatorily redeemable preferred securities              100,000              100,000                    -
  Long-term debt                                                              3,315,460            3,757,823            4,031,387
----------------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                              8,407,259            8,692,164            8,769,632
----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                        178,000              202,200              406,700
  Commercial paper                                                              222,330              222,602               75,527
  Preferred stock due within one year                                                 -                    -                    -
  Long-term debt due within one year                                            150,446              167,420               10,543
  Accounts payable                                                              389,156              355,067              324,044
  Customer deposits                                                              53,145               47,017               45,922
  Taxes accrued                                                                 104,392               93,019              153,493
  Interest accrued                                                               96,162              110,256              110,497
  Vacation pay accrued                                                           34,233               39,720               40,060
  Miscellaneous                                                                 137,184               70,006               64,527
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                     1,365,048            1,307,307            1,231,313
----------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                           2,510,458            2,477,661            2,479,720
  Accumulated deferred investment tax credits                                   432,184              453,121              478,334
  Disallowed Plant Vogtle capacity buyback costs                                 58,514               60,490               63,067
  Deferred credits related to income taxes                                      410,016              433,334              452,819
  Miscellaneous                                                                 286,796              288,581              261,225
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                     3,697,968            3,713,187            3,735,165
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                    $    13,470,275      $    13,712,658      $    13,736,110
==================================================================================================================================

BALANCE SHEETS
Georgia Power Company
================================================================================================================================
At December 31,                                                             1992                 1991                 1990
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                        $       344,250      $       344,250      $       344,250
  Paid-in capital                                                           2,384,140            2,383,800            2,383,800
  Premium on preferred stock                                                      467                  489                1,089
  Earnings retained in the business                                         1,159,380            1,038,012              944,774
--------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                     3,888,237            3,766,551            3,673,913
  Preferred stock                                                             692,792              607,796              607,796
  Preferred stock subject to mandatory redemption                               6,250              118,750              125,000
  Subsidiary obligated mandatorily redeemable preferred securities                  -                    -                    -
  Long-term debt                                                            4,131,016            4,553,189            5,000,225
--------------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                            8,718,295            9,046,286            9,406,934
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                      400,200              199,000                    -
  Commercial paper                                                            133,471                    -                    -
  Preferred stock due within one year                                          63,750                6,250                    -
  Long-term debt due within one year                                           95,823               54,976              204,906
  Accounts payable                                                            317,351              275,932              310,676
  Customer deposits                                                            45,145               41,623               38,144
  Taxes accrued                                                               138,289              161,117               84,185
  Interest accrued                                                            132,319              151,171              175,959
  Vacation pay accrued                                                         38,694               38,531               33,677
  Miscellaneous                                                                89,355              106,810              135,392
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,454,397            1,035,410              982,939
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                 -                    -                    -
  Accumulated deferred investment tax credits                                 515,539              540,134              576,837
  Disallowed Plant Vogtle capacity buyback costs                               72,201              109,537              135,926
  Deferred credits related to income taxes                                          -                    -                    -
  Miscellaneous                                                               204,010              111,171               73,983
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                     791,750              760,842              786,746
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                  $    10,964,442      $    10,842,538      $    11,176,619
================================================================================================================================

                                                               II-137A

BALANCE SHEETS
Georgia Power Company
==============================================================================================================================
At December 31,                                                           1989                 1988                 1987
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                      $       344,250      $       344,250      $       344,250
  Paid-in capital                                                         2,383,800            2,383,800            2,208,800
  Premium on preferred stock                                                  1,089                1,089                1,089
  Earnings retained in the business                                       1,131,518            1,076,931              984,043
------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                   3,860,657            3,806,070            3,538,182
  Preferred stock                                                           607,844              657,844              657,844
  Preferred stock subject to mandatory redemption                           155,000              162,500              166,250
  Subsidiary obligated mandatorily redeemable preferred securities                -                    -                    -
  Long-term debt                                                          5,054,001            4,861,378            4,825,760
------------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                          9,677,502            9,487,792            9,188,036
------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                          -                    -              302,261
  Commercial paper                                                                -                    -                    -
  Preferred stock due within one year                                        53,750                3,750                3,750
  Long-term debt due within one year                                         54,712               42,001               65,774
  Accounts payable                                                          372,968              429,807              446,004
  Customer deposits                                                          36,255               34,221               31,106
  Taxes accrued                                                              91,424              130,686              114,947
  Interest accrued                                                          162,513              170,090              162,439
  Vacation pay accrued                                                       35,238               34,418               30,100
  Miscellaneous                                                             130,546               51,289               62,364
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                   937,406              896,262            1,218,745
------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                               -                    -                    -
  Accumulated deferred investment tax credits                               601,248              632,111              640,694
  Disallowed Plant Vogtle capacity buyback costs                             73,111               80,585               79,376
  Deferred credits related to income taxes                                        -                    -                    -
  Miscellaneous                                                              83,079               33,789               70,643
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                   757,438              746,485              790,713
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                $    11,372,346      $    11,130,539      $    11,197,494
==============================================================================================================================

                                                               II-137B

BALANCE SHEETS
Georgia Power Company
================================================================================================================
At December 31,                                                                  1986                 1985
----------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                             $       344,250      $       344,250
  Paid-in capital                                                                1,980,800            1,730,800
  Premium on preferred stock                                                         3,074                3,074
  Earnings retained in the business                                              1,141,077              935,583
----------------------------------------------------------------------------------------------------------------
    Total common equity                                                          3,469,201            3,013,707
  Preferred stock                                                                  732,844              632,844
  Preferred stock subject to mandatory redemption                                  112,500              120,000
  Subsidiary obligated mandatorily redeemable preferred securities                       -                    -
  Long-term debt                                                                 4,464,857            3,878,066
----------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                                 8,779,402            7,644,617
----------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                                 -               36,400
  Commercial paper                                                                       -                    -
  Preferred stock due within one year                                                7,500                7,500
  Long-term debt due within one year                                                47,683               48,229
  Accounts payable                                                                 488,910              355,866
  Customer deposits                                                                 29,520               29,752
  Taxes accrued                                                                    140,968               92,028
  Interest accrued                                                                 150,145              136,279
  Vacation pay accrued                                                              29,800               28,700
  Miscellaneous                                                                     70,595               60,965
----------------------------------------------------------------------------------------------------------------
    Total                                                                          965,121              795,719
----------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                      -                    -
  Accumulated deferred investment tax credits                                      665,447              572,509
  Disallowed Plant Vogtle capacity buyback costs                                         -                    -
  Deferred credits related to income taxes                                               -                    -
  Miscellaneous                                                                     55,093               17,773
----------------------------------------------------------------------------------------------------------------
    Total                                                                          720,540              590,282
----------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                       $    10,465,063      $     9,030,618
================================================================================================================

                                                    II-137C

                              GEORGIA POWER COMPANY
                   OUTSTANDING SECURITIES AT DECEMBER 31, 1995

                              First Mortgage Bonds
                Amount             Interest           Amount
  Series        Issued               Rate          Outstanding          Maturity
--------------------------------------------------------------------------------
              (Thousands)                          (Thousands)
   1993      $     150,000           4-3/4%       $      150,000          3/1/96
   1993            100,000           5-1/2%              100,000          4/1/98
   1992            195,000           6-1/8%              195,000          9/1/99
   1993            100,000           6%                  100,000          3/1/00
   1992            100,000           7%                  100,000         10/1/00
   1992            150,000           6-7/8%              150,000          9/1/02
   1993            200,000           6-5/8%              200,000          4/1/03
   1993             75,000           6.35%                75,000          8/1/03
   1993             50,000           6-7/8%               50,000          4/1/08
   1992            100,000           8-5/8%               60,368          6/1/22
   1993            160,000           7.95%               160,000          2/1/23
   1993            100,000           7-5/8%              100,000          3/1/23
   1993             75,000           7-3/4%               75,000          4/1/23
   1993            125,000           7.55%               125,000          8/1/23
   1995             75,000           7.70%                75,000          5/1/25
             =============                        ==============
             $   1,755,000                        $    1,715,368
             =============                        ==============

                            Pollution Control Bonds
                Amount             Interest           Amount
  Series        Issued               Rate          Outstanding          Maturity
--------------------------------------------------------------------------------
              (Thousands)                          (Thousands)
   1995      $      50,000           4-3/8%       $       50,000         11/1/00
   1992             38,800           5.70%                38,800          9/1/04
   1993             46,790           5-3/8%               46,790          3/1/05
   1995             57,000           5%                   57,000          9/1/05
   1976             40,800           6-3/4%                1,920         11/1/06
   1977             24,100           6.40%                 1,940          6/1/07
   1978             21,600           6-3/8%                8,060          4/1/08
   1991             10,450         Variable               10,450          7/1/11
   1986             56,400           8%                   56,400         10/1/16
   1987             90,000           8-3/8%               90,000          7/1/17
   1987             50,000           9-3/8%               50,000         12/1/17
   1993             26,700           6%                   26,700          3/1/18
   1989             50,000           6.35%                50,000          5/1/19
   1991              8,500           6.25%                 8,500          7/1/19
   1991             51,345           7.25%                51,345          7/1/21
   1991             10,125           6.25%                10,125          7/1/21
   1992             13,155         Variable               13,155          5/1/22
   1992             75,000           6.20%                75,000          8/1/22
   1992             35,000           6.20%                35,000          9/1/22
   1993             11,935           5-3/4%               11,935          9/1/23
   1993             60,000           5-3/4%               60,000          9/1/23
   1994             28,065           5.40%                28,065          1/1/24
   1994            175,000         Variable              175,000          7/1/24
   1994            125,000           6.60%               125,000          7/1/24
   1994             60,000           6-3/8%               60,000          8/1/24
   1994             43,420           6-3/4%               43,420         10/1/24
   1994             20,000         Variable               20,000         10/1/24
   1994             20,000         Variable               20,000         10/1/24
   1994             38,725           6-5/8%               38,725         10/1/24
   1994             10,000           5.90%                10,000         12/1/24
   1994              7,000           5.90%                 7,000         12/1/24
   1995             73,535           6.10%                73,535          4/1/25
   1995             75,000         Variable               75,000          4/1/25
   1995             45,000         Variable               45,000          7/1/25
   1995             40,000         Variable               40,000          7/1/25
   1995             71,580           6%                   71,580          7/1/25
   1995             35,585         Variable               35,585          9/1/25
   1995             30,000         Variable               30,000          9/1/25
   1995             27,000         Variable               27,000          9/1/25
             =============                        ==============
             $   1,752,610                        $    1,678,030
             =============                        ==============

                              GEORGIA POWER COMPANY
             OUTSTANDING SECURITIES AT DECEMBER 31, 1995 (Continued)

       Subsidiary Obligated Mandatorily Redeemable Preferred Securities(1)
                Preferred Securities           Interest                Amount
 Series            Outstanding                   Rate               Outstanding
--------------------------------------------------------------------------------
                                                                    (Thousands)
  1994                 4,000,000                 9%                 $    100,000

                          Preferred Stock
                     Shares                    Dividend                Amount
 Series            Outstanding                   Rate               Outstanding
--------------------------------------------------------------------------------
                                                                    (Thousands)
   (2)                    14,090               $5.00                $      1,409
   1953                  100,000               $4.92                      10,000
   1954                  433,774               $4.60                      43,378
   1961                   70,000               $4.96                       7,000
   1962                   70,000               $4.60                       7,000
   1963                   70,000               $4.60                       7,000
   1964                   50,000               $4.60                       5,000
   1965                   60,000               $4.72                       6,000
   1966                   90,000               $5.64                       9,000
   1967                  120,000               $6.48                      12,000
   1968                  100,000               $6.60                      10,000
   1971                  300,000               $7.72                      30,000
   1972                  750,000               $7.80                      75,000
   1991                4,000,000               $2.125                    100,000
   1992                2,000,000               $1.90                      50,000
   1992                2,200,000               $1.9875                    55,000
   1992                2,400,000               $1.9375                    60,000
   1992                1,200,000               $1.925                     30,000
   1993                3,000,000               Adjustable                 75,000
   1993                4,000,000               Adjustable                100,000
                   -------------                                    ------------
                      21,027,864                                    $    692,787
                   =============                                    ============

















(1) Issued by Georgia Power Capital, L.P., and guaranteed to the extent Georgia Power Capital has funds by GEORGIA.
(2) Issued in exchange for $5.00 preferred outstanding at the time of company formation.

                              GEORGIA POWER COMPANY

                         SECURITIES RETIRED DURING 1995

                              First Mortgage Bonds
                                    Principal                        Interest
  Series                             Amount                            Rate
------------------------------------------------------------------------------
                                   (Thousands)
   1989                            $    36,157                         9.23%
   1992                                130,000                         5-1/8%
   1992                                100,000                         8-3/4%
   1992                                 39,632                         8-5/8%
   1992                                100,000                       Variable
   1992                                100,000                       Variable
                                   ===========
                                   $   505,789
                                   ===========

                             Pollution Control Bonds
                                    Principal                        Interest
  Series                             Amount                            Rate
------------------------------------------------------------------------------
                                   (Thousands)
   1976                            $        20                         6-3/4%
   1977                                     20                         6.40%
   1978                                     70                         6-3/8%
   1985                                148,535                       10-1/8%
   1985                                156,580                       10-1/2%
   1985                                100,000                       10.60%
   1985                                 99,585                       10-1/2%
                                   -----------
                                   $   504,810
                                   ===========

                               GULF POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Gulf Power Company 1995 Annual Report

The management of Gulf Power Company has prepared -- and is responsible for -- the financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

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

   The audit committee of the board of directors, composed of five directors who are not employees, provides a broad overview of management's financial reporting and control functions. Periodically, this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal controls, and financial reporting matters. The internal auditors and independent public accountants have access to the members of the audit committee at any time.

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


/s/ Travis J. Bowden
    Travis J. Bowden
    President and Chief Executive Officer


/s/ Arlan E. Scarbrough
    Arlan E. Scarbrough
    Chief Financial Officer

    February 21, 1996

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of Gulf Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Gulf Power Company (a Maine corporation and a wholly owned subsidiary of The Southern Company) as of December 31, 1995 and 1994, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements (pages II-152 through II-169) referred to above present fairly, in all material respects, the financial position of Gulf Power Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

    Atlanta, Georgia
    February 21, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Gulf Power Company 1995 Annual Report


RESULTS OF OPERATIONS

Earnings

Gulf Power Company's 1995 net income after dividends on preferred stock was $57.2 million, an increase of $2 million over the prior year. This improvement is primarily attributable to higher retail revenues due to exceptionally hot summer weather and lower interest charges on long-term debt. This improvement was partially offset by higher maintenance expenses and reduced capacity revenues from non-affiliated utilities under long-term contracts. Costs related to a work force reduction program implemented in the fourth quarter of 1995 decreased earnings by $4.3 million. These costs are expected to be recovered through future savings over approximately two years.

   In 1994, earnings were $55.2 million, representing an increase of $0.9 million compared to the prior year. Earnings in 1994 were significantly affected by lower financing costs, an increase in customers, and milder than normal temperatures. Also, earnings decreased approximately $3.0 million, reflecting the first full year of lower industrial sales due to the Company's largest industrial customer, Monsanto, installing its own cogeneration facility in August, 1993.

   The return on average common equity for 1995 was 13.27 percent, a slight increase from the 13.15 percent return earned in 1994.

Revenues

Operating revenues increased in 1995 and decreased in 1994 as a result of the following factors:

                                    Increase (Decrease)
                                      From Prior Year
                            -------------------------------------
                                1995         1994          1993
                            -------------------------------------
                                        (in thousands)
Retail --
   Change in base rates      $     -      $     -       $ 1,571
   Sales growth                3,647        7,126         7,671
   Weather                     9,749       (4,631)        4,049
   Regulatory cost
     recovery and other       22,502        8,938        (3,079)
-----------------------------------------------------------------
Total retail                  35,898       11,433        10,212
-----------------------------------------------------------------
Sales for resale--
   Non-affiliates             (5,698)      (6,098)        2,131
   Affiliates                  1,266       (5,813)         (909)
-----------------------------------------------------------------
Total sales for resale        (4,432)     (11,911)        1,222
Other operating
   revenues                    8,798       (3,851)          806
-----------------------------------------------------------------
Total operating
   revenues                  $40,264      $(4,329)      $12,240
=================================================================
Percent change                   7.0%        (0.7)%         2.1%
-----------------------------------------------------------------

   Retail revenues of $519 million in 1995 increased $35.9 million or 7.4 percent from last year, compared with an increase of 2.4 percent in 1994 and 2.2 percent in 1993. Residential and commercial revenues surged upward as a result of hotter-than-normal summer weather in 1995, compared with the extremely mild summer of 1994. The Company set an all-time peak demand for energy in 1995.

   The increase in regulatory cost recovery and other retail revenue is primarily attributable to the recovery of increased fuel costs. Regulatory cost recovery and other includes recovery provisions for fuel expense and the energy component of purchased power costs; energy conservation costs; purchased power capacity costs; and environmental compliance costs. The recovery provisions equal the related expenses and have no material effect on net income. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and "Environmental Cost Recovery," respectively, for further information.

Gulf Power Company 1995 Annual Report


   Sales for resale were $79 million in 1995, decreasing $4.4 million or 5.3 percent from 1994. Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components under these long-term contracts were as follows:

                           1995         1994           1993
                    ----------------------------------------
                                   (in thousands)
Capacity                $25,870      $30,926        $33,805
Energy                   18,598       18,456         21,202
============================================================
Total                   $44,468      $49,382        $55,007
============================================================

   Capacity revenues decreased in 1995 and 1994, reflecting the scheduled decline in capacity under long-term contracts.

   Sales to affiliated companies vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have little impact on earnings.

   The increase in other operating revenues for 1995 is primarily due to increased amounts collected to recover newly-imposed county franchise fees. These collections are also included in taxes other than income taxes and have no impact on earnings. Other changes for 1995 and the change in 1994 are primarily attributable to adjustments in the regulatory cost recovery clauses for differences between recoverable costs and the amounts actually reflected in revenues. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and "Environmental Cost Recovery," respectively, for further discussion.

   Kilowatt-hour sales for 1995 and percent changes in sales since 1993 are reported below.

                          KWH                Percent Change
                      ------------     ---------------------------
                         1995            1995     1994      1993
                      ------------     ---------------------------
                       (millions)
Residential                 4,014         7.0%     1.1%      3.2%
Commercial                  2,708         6.3      4.8       2.7
Industrial                  1,795        (2.8)    (9.0)     (6.9)
Other                          17        (0.1)      -         -
                      ------------
Total retail                8,534         4.5     (0.3)      0.4
Sales for resale
   Non-affiliates           1,397        (1.6)    (2.8)      2.0
   Affiliates                 759       (13.1)   (15.2)    (14.8)
                      ------------
Total                      10,690         2.2     (2.1)     (1.1)
==================================================================

   Retail sales increased in 1995 due to hot summer weather, a 0.9 percent increase in residential customers, and a 2.2 percent increase in commercial customers. Industrial sales were lower due to the reclassification of a major customer from the industrial to commercial class and temporary production delays of other industrial customers. In 1994, retail sales decreased from the prior year primarily due to mild summer weather and a decline in sales in the industrial class, which reflected the loss of Monsanto and a lengthy shutdown of another major customer.

   In 1995, energy sales for resale to non-affiliates decreased 1.6 percent and are predominantly related to unit power sales under long-term contracts to Florida utilities. Energy sales to affiliated companies vary from year to year as mentioned previously.

Expenses

Total operating expenses for 1995 increased $41.3 million or 8.5 percent from 1994. The increase is due to higher fuel and purchased power expenses, higher maintenance expenses, and higher taxes other than income taxes, offset by lower depreciation and amortization expenses. In 1994, total operating expenses decreased $4.0 million or 0.8 percent from 1993 primarily due to decreased fuel and purchased power expenses, offset by an increase in other operation expenses and taxes.

   Fuel and purchased power expenses for 1995 increased $30.1 million or 15.5 percent from 1994. The change reflects the increase in generation due to the extreme weather conditions during the summer of 1995 and slightly higher fuel

Gulf Power Company 1995 Annual Report


costs. In 1994, fuel and purchased power expenses declined $13.4 million or 6.5 percent from 1993 reflecting the decrease in generation due to the mild weather and the lower cost of fuel.

   The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                         1995      1994      1993
                                     -----------------------------
Total generation
   (millions of kilowatt-hours)         9,828     9,559     9,558
Sources of generation
   (percent)
   Coal                                  99.5      99.8      99.4
   Oil and gas                             .5        .2        .6
Average cost of fuel per net
   kilowatt-hour generated
   (cents)
   Coal                                  2.08      2.00      2.03
   Oil and gas                           3.56      6.93      4.50
Total                                    2.09      2.01      2.05
------------------------------------------------------------------

   In 1995, other operation expenses decreased $0.5 million or 0.4 percent from the 1994 level. The decrease is primarily attributable to a $9.4 million reduction in the amortization costs of coal buyouts and renegotiation of coal supply contracts. This was offset by a $7 million accrual for benefits to be provided by the Company under a work force reduction program implemented during the fourth quarter of 1995. These costs are further discussed in Notes 2 and 5 to the financial statements under "Work Force Reduction Programs" and "Fuel Commitments," respectively. In 1994, other operation expenses increased $4.7 million due to additional costs related to the buyouts and renegotiation of coal supply contracts and the Company's pro rata share of affiliated companies' work force reduction costs.

   Maintenance expense in 1995 increased $5.2 million or 11.2 percent from the prior year. This is attributable to higher power production maintenance related to non-recurring items and higher distribution maintenance. In 1994, maintenance expense remained relatively flat reflecting no major changes in the scheduling of maintenance of production facilities.

   Depreciation and amortization expenses decreased $1.5 million or 2.7 percent from 1994. The change is attributable to property which was fully amortized by December 1994. Refer to Note 1 to the financial statements under "Depreciation and Amortization" for further discussion.

   Federal and state income taxes increased $0.1 million or 0.3 percent in 1995 due to a slight increase in taxable income. Taxes other than income taxes increased $7.9 million or 18.9 percent due to an increase in county franchise fees as mentioned previously. In 1994, federal income taxes increased $1.2 million due to an increase in taxable income. Other taxes increased $1.5 million or 3.7 percent due to higher property taxes, gross receipt taxes, and franchise fee collections. Changes in gross receipt taxes and franchise fee collections, which are collected from customers, have no impact on earnings.

   In 1995, interest expense decreased $2.5 million or 7.8 percent below the prior year. The decline is mainly attributable to lower interest on long-term debt reflecting a lower average principal balance outstanding. The decrease in interest on long-term debt was partially offset by an increase in interest on notes payable as a result of a higher average amount of short-term notes outstanding. Interest expense in 1994 decreased $3.8 million or 10.5 percent under the prior year. The decrease was a result of refinancing some of the Company's higher-cost securities.

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

Gulf Power Company 1995 Annual Report


Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated more competitive environment.

   A work force reduction program was implemented in the fourth quarter of 1995 that reduced earnings by $4.3 million. This action will assist in efforts to control growth in future operating expenses.

   The Florida Public Service Commission (FPSC) approved the Company's request in December to increase the amount of its annual accrual to the accumulated provision for property damage account from $1.2 million to $3.5 million due to significant hurricane-related charges to the account during 1995. The approved accrual increase is intended to restore the account balance to a reasonable level within five years. Refer to Note 1 to the financial statements under "Provision for Property Damage" for further discussion.

   Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. Traditionally, these factors have included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area. However, the Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access the Company's transmission network in order to sell electricity to other utilities. This may enhance the incentive for IPPs to build cogeneration plants for industrial and commercial customers and sell excess energy generation to utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The Company is aggressively working to maintain and expand its share of wholesale sales in the Southeastern power markets.

   Currently, Florida law does not permit retail wheeling. Although the Energy Act does not require transmission access to retail customers, retail wheeling initiatives are rapidly evolving and becoming very prominent issues in several states. Potential new federal legislation is being discussed, and legislation allowing customer choice has already been introduced in Florida. In order to address these initiatives, numerous questions must be resolved, with the most complex ones relating to transmission pricing and recovery of stranded investments. As the initiatives become a reality, the structure of the utility industry could radically change. Therefore, unless the Company remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited and this could significantly erode earnings. Conversely, being the low-cost producer could provide significant opportunities to increase market share and profitability by seeking new markets that evolve with the changing regulation.

   The future effect of cogeneration and small-power production facilities cannot be fully determined at this time. One effect of cogeneration which the Company has experienced was the loss in 1993 of its largest industrial customer, Monsanto, which is discussed in "Earnings." The Company's strategy is to identify and pursue profitable cogeneration projects in Northwest Florida.

   The FPSC has set conservation goals for the Company, beginning in 1995, which require programs to reduce 154 megawatts of summer peak demand and 65,000 KWH of sales by the year 2004. In 1995, the FPSC approved the Company's programs to accomplish these goals. The Company can experience net growth as long as the filed programs achieve the intended reductions in peak demand and KWH sales. In response to these goals and seeking to remain competitive with other electric utilities, the Company has developed initiatives which emphasize price flexibility and competitive offering of energy efficiency products and services. These initiatives will enable customers to lower or alter their peak energy requirements. Besides promoting energy efficiency, another benefit of these initiatives could be the ability to defer the need to construct some generating facilities further into the future.

Gulf Power Company 1995 Annual Report


   On September 27, 1995, the Company filed a petition with the FPSC which seeks approval for a new optional Commercial/Industrial Service (CIS) rider, which would be applicable to the rate schedules serving the Company's largest and most at-risk customers who are able to show they have viable alternatives for electric power supply. The CIS rider would provide the flexibility needed to enable the Company to offer its services in a more competitive manner to these customers. The FPSC approval process is expected to take approximately 8 months.

   Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could reduce earnings if such costs are not fully recovered. The Clean Air Act is discussed later under "Environmental Matters." Also, state of Florida legislation adopted in 1993 that provides for recovery of prudent environmental compliance costs is discussed in Note 3 to the financial statements under "Environmental Cost Recovery."

   The Company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

New Accounting Standards

The FASB has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted the new rules January 1, 1996, with no material effect on the financial statements. However, this conclusion may change in the future as competitive factors influence wholesale and retail pricing in the utility industry.

FINANCIAL CONDITION

Overview

The principal changes in the Company's financial condition during 1995 were gross property additions of $63.1 million and an increase of $27 million in notes payable. Funds for the property additions were provided by internal sources. The increase in short-term notes payable is primarily attributable to a $22 million note issued in relation to a payment made to a coal supplier for a new arrangement under an existing coal contract. See the Statements of Cash Flows and Note 5 to the financial statements under "Fuel Commitments" for further details.

Financing Activities

The Company continued to lower its financing costs by retiring issues in 1995. Retirements, including maturities during 1995, totaled $1.8 million of first mortgage bonds, $0.1 million of pollution control bonds, $13.3 million of bank notes and other long-term debt, and $1 million of preferred stock. (See the Statements of Cash Flows for further details.)

   Composite financing rates for the years 1993 through 1995 as of year end were as follows:

                                    1995       1994       1993
                                  ------------------------------
Composite interest rate on
   long-term debt                    6.5%       6.5%       7.1%
Composite preferred stock
   dividend rate                     6.4%       6.6%       6.5%
----------------------------------------------------------------

   The composite interest rate on long-term debt remained constant at 6.5% from 1994 primarily due to no new issues or refinancings during 1995. The decrease in the composite interest rate from 1993 to 1994 reflects the Company's efforts to refinance higher-cost debt. The decrease in the composite preferred dividend rate in 1995 is primarily due to a decrease in dividends on the Company's adjustable rate preferred stock, reflecting lower interest rates.

Gulf Power Company 1995 Annual Report


Capital Requirements for Construction

The Company's gross property additions, including those amounts related to environmental compliance, are budgeted at $209 million for the three years beginning in 1996 ($71 million in 1996, $67 million in 1997, and $71 million in 1998). The estimates of property additions for the three-year period include $9 million committed to meeting the requirements of the Clean Air Act, the cost of which is expected to be recovered through the Environmental Cost Recovery Clause
(ECRC), which is discussed in Note 3 to the financial statements under "Environmental Cost Recovery." Actual construction costs may vary from this estimate because of factors such as changes in business conditions; changes in environmental regulations; revised load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures for the Company will be fully recovered. The Company does not have any baseload generating plants under construction, and current energy demand forecasts do not indicate a need for any additional baseload facilities until well into the future. However, significant construction related to maintaining and upgrading transmission and distribution facilities and generating plants will continue.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $109 million will be required by the end of 1998 in connection with maturities of long-term debt. Also, the Company plans to continue a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital as market conditions and terms of the instruments permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- has significantly impacted the Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units of The Southern Company. As a result of The Southern Company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required by 2000, and all fossil-fired generating plants will be affected.

   In 1993, the Florida Legislature adopted legislation that allows a utility to petition the FPSC for recovery of prudent environmental compliance costs that are not being recovered through base rates or any other recovery mechanism. The legislation is discussed in Note 3 to the financial statements under "Environmental Cost Recovery." Substantially all of the costs for the Clean Air Act and other new legislation discussed below is expected to be recovered through the ECRC.

   In 1995, the Environmental Protection Agency (EPA) began issuing annual sulfur dioxide emission allowances through the allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for issuing allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

   The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The Southern Company's sulfur dioxide compliance strategy is designed to use allowances as a compliance option.

   The Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. This compliance strategy resulted in unused emission allowances being banked for later use. Compliance with nitrogen oxide emission limits was achieved by the installation of new control equipment at 22 generating units. Construction expenditures for Phase I compliance totaled approximately $320 million for The Southern Company, including approximately $50 million for the Company through 1995.

   For Phase II sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as required to meet Phase II limits. Therefore, during the period 1996 to 2000, the current compliance strategy could

Gulf Power Company 1995 Annual Report


require total construction expenditures of approximately $150 million for The Southern Company, including approximately $10 million for the Company. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

   Following adoption of legislation in April of 1992 allowing electric utilities in Florida to seek FPSC approval of their Clean Air Act Compliance Plans, the Company filed its petition for approval. The FPSC approved the Company's plan for Phase I compliance, deferring until a later date approval of its Phase II Plan.

   An average increase of up to 2 percent in revenue requirements from the Company's customers could be necessary to fully recover the cost of compliance for both Phase I and Phase II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

   Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The EPA is scheduled to submit a report to Congress on the results of this study in 1996. The report will include a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

   The EPA is evaluating the need to revise the ambient air quality standards for particulate matter and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

   In 1996, the EPA may issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

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

   The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required cleanup costs and has recognized in the financial statements costs to clean up known sites. Additional sites may require environmental remediation for which the Company may be liable for a portion or all required cleanup costs. For additional information, see Note 3 to the financial statements under "Environmental Cost Recovery."

   Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

   Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Gulf Power Company 1995 Annual Report


Sources of Capital

At December 31, 1995, the Company had $0.7 million of cash and cash equivalents and $25 million of unused committed lines of credit with banks to meet its short-term cash needs. See Note 5 to the financial statements under "Bank Credit Arrangements" for additional information.

   It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations; the sale of additional first mortgage bonds, pollution control bonds, and preferred stock; bank notes; and capital contributions from The Southern Company. The Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficient to permit, at present interest and preferred dividend levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.


STATEMENTS OF INCOME
For the Years Ended December 31, 1995, 1994, and 1993
Gulf Power Company 1995 Annual Report

=================================================================================================
                                                               1995           1994          1993
-------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Operating Revenues:
Revenues                                                   $600,458       $561,460      $559,976
Revenues from affiliates                                     18,619         17,353        23,166
-------------------------------------------------------------------------------------------------
Total operating revenues                                    619,077        578,813       583,142
-------------------------------------------------------------------------------------------------
Operating Expenses:
Operation-
  Fuel                                                      185,274        161,168       170,485
  Purchased power from non-affiliates                         8,594          6,761         4,386
  Purchased power from affiliates                            29,966         25,819        32,273
  Other                                                     113,397        113,879       109,164
Maintenance                                                  51,917         46,700        46,004
Depreciation and amortization                                55,104         56,615        55,309
Taxes other than income taxes                                49,598         41,701        40,204
Federal and state income taxes (Note 8)                      34,065         33,957        32,730
-------------------------------------------------------------------------------------------------
Total operating expenses                                    527,915        486,600       490,555
-------------------------------------------------------------------------------------------------
Operating Income                                             91,162         92,213        92,587
Other Income (Expense):
Allowance for equity funds used during
  construction (Note 1)                                          36            450           512
Interest income                                               2,877          1,429         1,328
Other, net                                                   (1,261)          (780)       (1,238)
Gain on sale of investment securities                             -              -         3,820
Income taxes applicable to other income                        (121)            95          (921)
-------------------------------------------------------------------------------------------------
Income Before Interest Charges                               92,693         93,407        96,088
-------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                   23,294         27,124        31,344
Other interest charges                                        1,674          2,442         2,877
Interest on notes payable                                     2,931          1,509           870
Amortization of debt discount, premium, and expense, net      2,014          1,834         1,412
Allowance for debt funds used during
  construction (Note 1)                                        (187)          (656)         (454)
-------------------------------------------------------------------------------------------------
Net interest charges                                         29,726         32,253        36,049
-------------------------------------------------------------------------------------------------
Net Income                                                   62,967         61,154        60,039
Dividends on Preferred Stock                                  5,813          5,925         5,728
-------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock              $ 57,154       $ 55,229      $ 54,311
=================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1995, 1994, and 1993
Gulf Power Company 1995 Annual Report
=============================================================================================================
                                                                        1995            1994            1993
-------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
Operating Activities:
Net income                                                          $ 62,967        $ 61,154        $ 60,039
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                75,293          86,098          72,111
         Deferred income taxes and investment tax credits                390          (6,986)          5,347
         Allowance for equity funds used during construction             (36)           (450)           (512)
         Accumulated provision for property damage                   (19,024)          1,013             817
         Deferred costs of 1995 coal contract renegotiation          (12,177)              -               -
         Other, net                                                    4,664           3,885          (1,681)
         Changes in certain current assets and liabilities --
            Receivables, net                                         (12,210)          3,540          12,867
            Inventories                                                 (618)        (13,901)          5,574
            Payables                                                  18,258         (10,159)          5,386
            Taxes accrued                                             (2,803)          2,548          (3,280)
            Current costs of 1995 coal contract renegotiation         (9,859)              -               -
            Other                                                     (4,894)         (1,938)         (6,224)
-------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                           99,951         124,804         150,444
-------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                             (63,113)        (78,869)        (78,562)
Other                                                                  4,401          (3,493)         (5,328)
-------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                               (58,712)        (82,362)        (83,890)
-------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Preferred stock                                                       -               -          35,000
     First mortgage bonds                                                  -               -          75,000
     Pollution control bonds                                               -          42,000          53,425
     Capital contributions from parent                                    58              98              11
     Other long-term debt                                                  -          32,108          25,000
Retirements:
     Preferred stock                                                  (1,000)         (1,000)        (21,060)
     First mortgage bonds                                             (1,750)        (48,856)        (88,809)
     Pollution control bonds                                            (125)        (42,100)        (40,650)
     Other long-term debt                                            (13,314)        (24,240)         (7,736)
Notes payable, net                                                    27,000          47,447         (37,947)
Payment of preferred stock dividends                                  (5,813)         (5,925)         (5,728)
Payment of common stock dividends                                    (46,400)        (44,000)        (41,800)
Miscellaneous                                                           (117)         (2,648)         (6,888)
-------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                               (41,461)        (47,116)        (62,182)
-------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                    (222)         (4,674)          4,372
Cash and Cash Equivalents at Beginning of Year                           902           5,576           1,204
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                            $    680        $    902        $  5,576
=============================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                            $26,161         $30,139         $28,470
     Income taxes                                                    $38,537         $43,089         $27,865
-------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 1995 and 1994
Gulf Power Company 1995 Annual Report
Utility Plant:
================================================================================
ASSETS                                                        1995         1994
--------------------------------------------------------------------------------
                                                                 (in thousands)
Plant in service (Notes 1 and 6)                        $1,695,814   $1,656,367
Less accumulated provision for depreciation                658,806      622,911
--------------------------------------------------------------------------------
                                                         1,037,008    1,033,456
Construction work in progress                               26,301       24,288
--------------------------------------------------------------------------------
Total                                                    1,063,309    1,057,744
--------------------------------------------------------------------------------
Other Property and Investments                                 740        7,997
--------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                      680          902
Receivables-
  Customer accounts receivable                              69,166       57,637
  Other accounts and notes receivable                        3,393        2,268
  Affiliated companies                                         802        1,079
  Accumulated provision for uncollectible accounts            (768)        (600)
Fossil fuel stock, at average cost                          37,875       35,686
Materials and supplies, at average cost                     33,686       35,257
Current portion of deferred coal contract costs (Note 5)    12,767        2,521
Regulatory clauses under recovery (Note 1)                   3,432        5,002
Prepaid income taxes (Note 8)                                4,232            -
Other prepayments                                            8,000        4,354
Vacation pay deferred                                        4,419        4,172
--------------------------------------------------------------------------------
Total                                                      177,684      148,278
--------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 8)           29,093       30,433
Debt expense and loss, being amortized                      20,459       22,119
Deferred coal contract costs (Note 5)                       33,768       38,169
Deferred storm charges (Note 1)                              7,502            -
Miscellaneous                                                9,304       10,802
--------------------------------------------------------------------------------
Total                                                      100,126      101,523
--------------------------------------------------------------------------------
Total Assets                                            $1,341,859   $1,315,542
================================================================================
The accompanying notes are an integral part of these statements.



BALANCE SHEETS  (continued)
At December 31, 1995 and 1994
Gulf Power Company 1995 Annual Report
========================================================================================
CAPITALIZATION AND LIABILITIES                                       1995               1994
----------------------------------------------------------------------------------------
                                                                    (in thousands)
Capitalization (See accompanying statements):
Common stock equity (Note 11)                                   $  436,242   $  425,472
Preferred stock                                                     89,602       89,602
Long-term debt                                                     323,376      356,393
----------------------------------------------------------------------------------------
Total                                                              849,220      871,467
----------------------------------------------------------------------------------------
Current Liabilities:
Preferred stock due within one year                                      -        1,000
Long-term debt due within one year (Note 10)                        31,548       13,439
Notes payable                                                       80,500       53,500
Accounts payable-
  Affiliated companies                                              14,447        9,132
  Other                                                             27,196       14,524
Customer deposits                                                   13,195       13,609
Taxes accrued-
  Federal and state income                                               -        5,990
  Other                                                              9,547        7,475
Interest accrued                                                     5,719        6,106
Regulatory clauses over recovery (Note 1)                            2,800        3,960
Vacation pay accrued                                                 4,419        4,172
Miscellaneous                                                        7,356        7,828
----------------------------------------------------------------------------------------
Total                                                              196,727      140,735
----------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                         162,345      151,681
Deferred credits related to income taxes (Note 8)                   67,481       71,964
Accumulated deferred investment tax credits                         36,052       38,391
Accumulated provision for property damage (Note 1)                       -       11,522
Accumulated provision for postretirement benefits (Note 2)          16,301       13,680
Miscellaneous                                                       13,733       16,102
----------------------------------------------------------------------------------------
Total                                                              295,912      303,340
----------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, and 7)
Total Capitalization and Liabilities                            $1,341,859   $1,315,542
========================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CAPITALIZATION
At December 31, 1995 and 1994
Gulf Power Company 1995 Annual Report
==================================================================================================
                                                            1995        1994     1995      1994
--------------------------------------------------------------------------------------------------
                                                              (in thousands)   (percent of total)
Common Stock Equity:
Common stock, without par value --
    Authorized and outstanding --
       992,717 shares in 1995 and 1994                  $ 38,060   $  38,060
Paid-in capital                                          218,438     218,380
Premium on preferred stock                                    81          81
Retained earnings (Note 11)                              179,663     168,951
--------------------------------------------------------------------------------------------------
Total common stock equity                                436,242     425,472       51.4%      48.8%
--------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$10 par value --
    Authorized -- 10,000,000 shares,
    Outstanding -- 2,580,000 shares at December 31, 1995
      $25 stated capital --
       6.72%                                              20,000      20,000
       7.00%                                              14,500      14,500
       7.30%                                              15,000      15,000
       Adjustable Rate -- at January 1, 1996:  4.67%      15,000      15,000
$100 par value --
    Authorized -- 801,626 shares
    Outstanding -- 251,026 shares at December 31, 1995
       4.64%                                               5,102       5,102
       5.16%                                               5,000       5,000
       5.44%                                               5,000       5,000
       7.52%                                               5,000       5,000
       7.88%                                               5,000       5,000
--------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $5,691,300)         89,602      89,602       10.5      10.3
--------------------------------------------------------------------------------------------------
Cumulative Preferred Stock Subject to Mandatory Redemption:
$100 par value --
    Authorized -- 0 shares
    Outstanding -- 0 shares at December 31, 1995
       11.36% Series                                           -       1,000
--------------------------------------------------------------------------------------------------
Total                                                          -       1,000
--------------------------------------------------------------------------------------------------
Less amount due within one year                                -       1,000
--------------------------------------------------------------------------------------------------
Total excluding amount due within one year                     -           -          -         -
--------------------------------------------------------------------------------------------------



STATEMENTS OF CAPITALIZATION  (continued)
At December 31, 1995 and 1994
Gulf Power Company 1995 Annual Report

============================================================================================================================
                                                                             1995          1994         1995        1994
----------------------------------------------------------------------------------------------------------------------------
                                                                               (in thousands)        (percent of total)
First mortgage bonds --
     Maturity                           Interest Rates
     August 1, 1997                     5.875%                             25,000        25,000
     April 1, 1998                      5.55%                              15,000        15,000
     July 1, 1998                       5.00%                              30,000        30,000
     July 1, 2003                       6.125%                             30,000        30,000
     September 1, 2008                  9.00%                                 930         2,680
     December 1, 2021                   8.75%                              50,000        50,000
----------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                150,930       152,680
Pollution control obligations (Note 9)                                    169,630       169,755
Other long-term debt (Note 9)                                              37,074        50,388
Unamortized debt premium (discount), net                                   (2,710)       (2,991)
----------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $23,154,000)                                          354,924       369,832
Less amount due within one year (Note 10)                                  31,548        13,439
----------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                       323,376       356,393           38.1        40.9
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                  $   849,220   $   871,467          100.0%      100.0%
============================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1995, 1994, and 1993
Gulf Power Company 1995 Annual Report
===========================================================================================================================
                                                                                      1995            1994            1993
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)

Balance at Beginning of Year                                                      $168,951        $157,773        $146,771
Net income after dividends on preferred stock                                       57,154          55,229          54,311
Cash dividends on common stock                                                     (46,400)        (44,000)        (41,800)
Preferred stock transactions, net                                                      (42)            (51)         (1,509)
---------------------------------------------------------------------------------------------------------------------------
Balance at End of Year (Note 11)                                                  $179,663        $168,951        $157,773
===========================================================================================================================


STATEMENTS OF  PAID-IN CAPITAL
For the Years Ended December 31, 1995, 1994, and 1993
Gulf Power Company 1995 Annual Report

===========================================================================================================================
                                                                                      1995            1994            1993
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)

Balance at Beginning of Year                                                      $218,380        $218,282        $218,271
Contributions to capital by parent company                                              58              98              11
---------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                            $218,438        $218,380        $218,282
===========================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Gulf Power Company 1995 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Gulf Power Company is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), The Southern Development and Investment Group (Southern Development), and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four Southeastern states. Gulf Power Company provides electric service to the Northwest Panhandle of Florida. Contracts among the companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to The Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Electric designs, builds, owns and operates power production and delivery facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants. Southern Development develops new business opportunities related to energy products and services.

   The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company is also subject to regulation by the FERC and the Florida Public Service Commission (FPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the FPSC. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates, and the actual results may differ from those estimates.

   Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to:

                                              1995        1994
                                        ------------------------
                                             (in thousands)
Current & deferred
   coal contract costs                    $ 46,535    $ 40,690
Deferred income taxes                       29,093      30,433
Deferred loss on reacquired debt            17,015      18,494
Environmental remediation                    5,789       7,800
Vacation pay                                 4,419       4,172
Regulatory clauses under
   recovery, net                               632       1,042
Deferred income tax credits                (67,481)    (71,964)
Deferred storm charges                       7,502           -
Accumulated provision for
   property damage                               -     (11,522)
Other, net                                  (1,510)     (2,691)
----------------------------------------------------------------
Total                                     $ 41,994    $ 16,454
================================================================

   In the event that a portion of the Company's operations is no longer subject to the provisions of Statement No. 71, the Company would be required to write off related regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to other assets, including plant, and write down the assets, if impaired, to their fair values.

Gulf Power Company 1995 Annual Report


Revenues and Regulatory Cost Recovery Clauses

The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The Company's electric rates include provisions to periodically adjust billings for fluctuations in fuel and the energy component of purchased power costs. The Company also has similar cost recovery clauses for energy conservation costs, purchased power capacity costs, and environmental compliance costs. Revenues are adjusted monthly for differences between recoverable costs and amounts actually reflected in current rates.

   The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1995, uncollectible accounts continued to average significantly less than 1 percent of revenues.

Depreciation and Amortization

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.6 percent in 1995 and 3.8 percent in 1994 and 1993. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Also, the provision for depreciation expense includes an amount for the expected cost of removal of facilities. The decrease in 1995 is attributable to property which was fully amortized by December 1994.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property. The Company is included in the consolidated federal income tax return of The Southern Company. See Note 8 for further information related to income taxes.

Allowance for Funds Used During Construction
(AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The FPSC-approved composite rate used to calculate AFUDC was 7.27 percent for 1995, 1994, and the second half of 1993 and 8.03 percent for the first half of 1993. AFUDC amounts for 1995, 1994, and 1993 were $223 thousand, $1.1 million, and $966 thousand, respectively. The decrease in 1995 is primarily due to the completion of major construction projects at Plant Daniel at the end of 1994.

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

Gulf Power Company 1995 Annual Report


Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Values of Financial Instruments, financial instruments of the Company, for which the carrying amounts do not approximate fair value, are shown in the table below as of December 31:

                                             1995
                                 ----------------------------
                                     Carrying           Fair
                                       Amount          Value
                                 ----------------------------
                                         (in thousands)
Long-term debt                       $354,924       $365,305
-------------------------------------------------------------

                                             1994
                                 ----------------------------
                                     Carrying           Fair
                                       Amount          Value
                                 ----------------------------
                                         (in thousands)
Long-term debt                       $369,832       $355,019
Preferred stock subject to
   mandatory redemption                 1,000          1,030
-------------------------------------------------------------

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

Provision for Injuries and Damages

The Company is subject to claims and suits arising in the ordinary course of business. As permitted by regulatory authorities, the Company provides for the uninsured costs of injuries and damages by charges to income amounting to $1.2 million annually. The expense of settling claims is charged to the provision to the extent available. The accumulated provision of $1.7 million and $2.5 million at December 31, 1995 and 1994, respectively, is included in miscellaneous current liabilities in the accompanying Balance Sheets.

Provision for Property Damage

The Company is self-insured for the full cost of storm and other damage to its transmission and distribution property. At December 31, 1995, in accordance with the FPSC's order, the accumulated provision for property damage had a negative balance of $7.5 million as the result of charges for expenses relating to Hurricanes Erin and Opal. The negative balance was reclassified to deferred storm charges in the accompanying Balance Sheets. The FPSC approved the Company's request in December to increase the amount of its annual accrual to the accumulated provision for property damage account from $1.2 million to $3.5 million, effective October 1, 1995. The approved accrual increase is intended to restore the account balance to a reasonable level within five years. The FPSC also ordered the Company to file within six months a study addressing the appropriate accumulated provision account balance and annual accrual amount. At December 31, 1994, the accumulated provision for property damage amounted to $11.5 million. The expense of repairing damages from major storms and other uninsured property damages are charged to the provision account.

2.  RETIREMENT BENEFITS

Pension Plan

The Company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits are based on one of the following formulas: years of service and final average pay or years of service and a flat-dollar benefit. The Company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trust fund are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

Gulf Power Company 1995 Annual Report


Postretirement Benefits

The Company provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Trusts are funded to the extent deductible under federal income tax regulations or to the extent required by the Company's regulatory commissions. Amounts funded are primarily invested in equity and fixed-income securities. FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service."

Funded Status and Cost of Benefits

The following tables show actuarial results and assumptions for pension and postretirement insurance benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

                                                 Pension
                                         -------------------------
                                               1995         1994
                                         -------------------------
                                               (in thousands)
Actuarial present value of
 benefit obligation:
     Vested benefits                       $ 87,652     $ 73,552
     Non-vested benefits                      4,284        3,016
------------------------------------------------------------------
Accumulated benefit obligation               91,936       76,568
Additional amounts related to
   projected salary increases                29,073       29,451
------------------------------------------------------------------
Projected benefit obligation                121,009      106,019
Less:
   Fair value of plan assets                180,980      151,337
   Unrecognized net gain                    (48,438)     (36,599)
   Unrecognized prior service cost            2,578        2,802
   Unrecognized transition asset             (7,187)      (8,034)
------------------------------------------------------------------
Prepaid asset recognized in
   the Balance Sheets                      $  6,924    $  3,487
==================================================================

                                     Postretirement Benefits

                                     ---------------------------
                                              1995         1994
                                     ---------------------------
                                             (in thousands)
Actuarial present value of
 benefit obligation:
     Retirees and dependents               $ 9,759      $10,800
     Employees eligible to retire            4,921        4,043
     Other employees                        17,646       19,639
----------------------------------------------------------------
Accumulated benefit obligation              32,326       34,482
Less:
   Fair value of plan assets                 7,050        5,740
   Unrecognized net loss (gain)              1,538         (458)
   Unrecognized transition
     obligation                              7,437       15,520
----------------------------------------------------------------
Accrued liability recognized in
   the Balance Sheets                      $16,301      $13,680
================================================================

   In 1995, the Company announced a cost sharing program for postretirement benefits. The program establishes limits on amounts the Company will pay to provide future retiree postretirement benefits. This change reduced the 1995 accumulated postretirement benefit obligation by approximately $7.1 million.

   The weighted average rates assumed in the actuarial calculations were:

                                     1995      1994      1993
                                  -----------------------------
Discount                              7.3%      8.0%      7.5%
Annual salary increase                4.8%      5.5%      5.0%
Long-term return on plan
assets                                8.5%      8.5%      8.5%
---------------------------------------------------------------

   An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.8 percent for 1995, decreasing to 5.3 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation at December 31, 1995, by $2.5 million and the aggregate of the service and interest cost components of the net retiree cost by $610 thousand.

Gulf Power Company 1995 Annual Report


   Components of the plans' net costs are shown below:

                                              Pension
                              ------------------------------------
                                    1995        1994         1993
                              ------------------------------------
                                            (in thousands)
Benefits earned during
   the year                     $  3,867     $ 3,775      $ 3,710
Interest cost on projected
   benefit obligation              8,042       7,484        7,319
Actual (return) loss on
   plan assets                   (33,853)      3,721      (20,672)
Net amortization
   and deferral                   19,619     (17,054)       8,853
------------------------------------------------------------------
Net pension cost (income)       $ (2,325)    $(2,074)     $  (790)
==================================================================

   Of the above net pension amounts, pension income of $1.8 million in 1995, $1.5 million in 1994, and $601 thousand in 1993 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

                                       Postretirement Benefits
                                   --------------------------------
                                        1995        1994      1993
                                   --------------------------------
                                            (in thousands)
Benefits earned during the year       $1,259      $1,362    $1,166
Interest cost on accumulated
   benefit obligation                  2,520       2,535     2,339
Amortization of transition
   obligation                            853         854       854
Actual (return) loss on plan          (1,268)        129      (731)
   assets
Net amortization and deferral            742        (591)      310
-------------------------------------------------------------------
Net postretirement cost               $4,106      $4,289    $3,938
===================================================================

   Of the above net postretirement costs recorded, $3.1 million in 1995 and 1994 and $3.0 million in 1993 were charged to operating expenses, and the remainder was recorded in construction and other accounts.

Work Force Reduction Programs

The Company implemented a voluntary work force reduction program in the fourth quarter of 1995 and recorded $7 million in December for the total cost related to the program. These costs are expected to be recovered through future savings over approximately two years. The Company has also incurred its pro rata share for the costs of affiliated companies' programs. The costs related to these programs were $1 million, $1.3 million, and $109 thousand for the years 1995, 1994, and 1993, respectively.

3.  LITIGATION AND REGULATORY MATTERS

FERC Reviews Equity Returns

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the operating companies' wholesale rate schedules and contracts that have a return on common equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power and other similar contracts. Any change in the rate of return on common equity that may require refunds as a result of this proceeding would be substantially for the period beginning in July 1991 and ending in October 1992. In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

   In August 1994, the FERC instituted another proceeding based on substantially the same issues as in the 1991 proceeding. The second period under review for possible refunds was substantially from October 1994 through December 1995. In November 1995, a FERC administrative law judge issued an opinion that the FERC staff failed to meet its burden of proof, and therefore, no change in the equity return was necessary. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

   If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings and refunds were ordered, the amount of refunds could range up to approximately $120 million for The Southern Company, including approximately $8 million for the Company at December 31, 1995. However, management believes that rates are not excessive and that refunds are not justified.

Gulf Power Company 1995 Annual Report


FPSC Review of Earnings

As a result of an investigation of Gulf's 1995 earnings by the FPSC, Gulf presented a 1995 earnings proposal, which required deferring any jurisdictional revenues contributing to annual earnings in excess of a 12.75% jurisdictional-adjusted return on equity. The proposal was approved by the FPSC in August 1995. Gulf was to petition the FPSC to determine the disposition of any deferred revenues by April 1996. Based on 1995 actual results, no revenues were deferred.

Environmental Cost Recovery

In April 1993, the Florida Legislature adopted legislation for an Environmental Cost Recovery Clause (ECRC), which allows a utility to petition the FPSC for recovery of all prudent environmental compliance costs that are not being recovered through base rates or any other recovery mechanism. Such environmental costs include operation and maintenance expense, emission allowance expense, depreciation, and a return on invested capital.

   On January 12, 1994, the FPSC approved the Company's initial petition under the ECRC for recovery of environmental costs that were projected to be incurred from July 1993 through September 1994. Since this initial period, recovery under the ECRC has been determined semi-annually and includes a true-up of the prior period and a projection of the ensuing six month period. During 1995 and 1994, the Company recorded ECRC revenues of $11.8 million and $7.2 million, respectively.

   At December 31, 1995, the Company's liability for the estimated costs of environmental remediation projects for known sites was $5.8 million. These estimated costs are expected to be expended during the period 1996 to 1999. These projects have been approved by the FPSC for recovery through the ECRC discussed above. Therefore, the Company recorded $2.0 million in current assets and $3.8 million in deferred charges representing the future recoverability of these costs.

4.  CONSTRUCTION PROGRAM

The Company is engaged in a continuous construction program, the cost of which is currently estimated to total $71 million in 1996, $67 million in 1997, and $71 million in 1998. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment and materials; and cost of capital. At December 31, 1995, significant purchase commitments were outstanding in connection with the construction program. The Company does not have any new baseload generating plants under construction. However, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

   See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

5.  FINANCING AND COMMITMENTS

General

Current projections indicate that funds required for construction and other purposes, including compliance with environmental regulations, will be derived primarily from internal sources. Requirements not met from internal sources will be financed from the sale of additional first mortgage bonds, pollution control bonds, and preferred stock; bank notes; and capital contributions from The Southern Company. In addition, the Company may issue additional long-term debt and preferred stock primarily for the purposes of debt maturities and redemptions of higher-cost securities. If the attractiveness of current short-term interest rates continues, the Company may maintain a higher level of short-term indebtedness than has historically been true.

Bank Credit Arrangements

At December 31, 1995, the Company had $20 million in revolving credit lines that expire May 31, 1998, $5 million in revolving credit lines subject to renewal June 1, 1997, and $21.5 million of lines of credit with banks subject to renewal June 1 of each year, of which $25 million remained unused. In connection with these credit lines, the Company has agreed to pay commitment fees and/or to

Gulf Power Company 1995 Annual Report


maintain compensating balances with the banks. The compensating balances, which represent substantially all of the cash of the Company except for daily working funds and like items, are not legally restricted from withdrawal. In addition, the Company has bid-loan facilities with fourteen major money center banks that total $250 million, of which $37 million was committed at December 31, 1995.

Assets Subject to Lien

The Company's mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Total estimated long-term obligations at December 31, 1995, were as follows:

      Year                                         Fuel
     -------                                 ---------------
                                              (in millions)
     1996                                          $  125
     1997                                             126
     1998                                              95
     1999                                              86
     2000                                              80
     2001 - 2007                                      557
     -------------------------------------------------------
     Total commitments                             $1,069
     =======================================================

   To take advantage of lower-cost coal supplies, agreements were reached in 1986 to terminate two long-term contracts for the supply of coal to Plant Daniel, which is jointly owned by the Company and Mississippi Power, an operating affiliate. The Company's portion of this payment was $60 million. This amount is being amortized to expense on a per ton basis over a nine-year period. The remaining unamortized amount was $1.5 million at December 31, 1995.

   In 1988, the Company made an advance payment of $60 million to another coal supplier under an arrangement to lower the cost of future coal purchased under an existing contract. This amount is being amortized to expense on a per ton basis over a ten-year period. The remaining unamortized amount was $23 million at December 31, 1995.

   In 1993, the Company made a payment of $16.4 million to a coal supplier under an arrangement to suspend the purchase of coal under an existing contract for one year. This amount was amortized to expense on a per ton basis during 1993, 1994, and the first quarter of 1995.

   In December 1995, the Company made a payment of $22 million to a coal supplier under an arrangement to lower the cost of future coal and/or to suspend the purchase of coal under an existing contract for 25 months. This amount is to be amortized to expense on a per ton basis during 1996, 1997, and the first quarter of 1998.

   The amortization expense of these contract buyouts and renegotiations is being recovered through the fuel cost recovery clause discussed under "Revenues and Regulatory Cost Recovery Clauses" in Note 1.

Lease Agreements

In 1989, the Company and Mississippi Power jointly entered into a twenty-two year operating lease agreement for the use of 495 aluminum railcars. In 1994, a second lease agreement for the use of 250 additional aluminum railcars was entered into for twenty-two years. Both of these leases are for the transportation of coal to Plant Daniel. The Company, as a joint owner of Plant Daniel, is responsible for one half of the lease costs. The lease costs are charged to fuel inventory and are allocated to fuel expense as the fuel is used. The Company's share of the lease costs charged to fuel inventory was $1.7 million in 1995 and $1.2 million in 1994 and 1993. The Company's annual lease payments for 1996 through 2000 will be approximately $1.7 million and after 2000, lease payments total approximately $22.4 million. The Company has the option after three years from the date of the original contract on the second lease agreement to purchase the railcars at the greater of the termination value or the fair market value. Additionally, at the end of each lease term, the Company has the option to renew the lease.

Gulf Power Company 1995 Annual Report


6.  JOINT OWNERSHIP AGREEMENTS

The Company and Mississippi Power jointly own Plant Daniel, a steam-electric generating plant, located in Jackson County, Mississippi. In accordance with an operating agreement, Mississippi Power acts as the Company's agent with respect to the construction, operation, and maintenance of the plant.

   The Company and Georgia Power, an operating affiliate, jointly own Plant Scherer Unit No. 3. Plant Scherer is a steam-electric generating plant located near Forsyth, Georgia. In accordance with an operating agreement, Georgia Power acts as the Company's agent with respect to the construction, operation, and maintenance of the unit.

   The Company's pro rata share of expenses related to both plants is included in the corresponding operating expense accounts in the Statements of Income.

   At December 31, 1995, the Company's percentage ownership and its investment in these jointly owned facilities were as follows:

                                    Plant Scherer      Plant
                                     Unit No. 3        Daniel
                                    (coal-fired)    (coal-fired)
                                   ------------------------------
                                          (in thousands)
Plant In Service                      $185,755(1)     $222,515
Accumulated Depreciation               $49,982         $97,033
Construction Work in Progress             $288            $683

Nameplate Capacity (2)
   (megawatts)                             205             500
Ownership                                   25%             50%
-----------------------------------------------------------------

(1)  Includes net plant acquisition adjustment.
(2)  Total megawatt nameplate capacity:
       Plant Scherer Unit No. 3:  818
       Plant Daniel:  1,000

7.  LONG-TERM POWER SALES AGREEMENTS

The Company and the other operating affiliates have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. The agreements for non-firm capacity expired in 1994. The unit power sales agreements, expiring at various dates discussed below, are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, revenues from capacity sales primarily affect profitability. The Company's capacity revenues have been as follows:

                                     Other
                         Unit        Long-
Year                    Power        Term          Total
----------            ------------------------------------
                                 (in thousands)
1995                  $25,870      $    -        $25,870
1994                   29,653       1,273         30,926
1993                   31,162       2,643         33,805
----------------------------------------------------------

   Unit power from specific generating plants of The Southern Company is currently being sold to Florida Power Corporation (FPC), Florida Power & Light Company (FP&L), Jacksonville Electric Authority (JEA), and the city of Tallahassee, Florida. Under these agreements, 210 megawatts of net dependable capacity were sold by the Company during 1995, and sales will remain at that level until the expiration of the contracts in 2010, unless reduced by FPC, FP&L and JEA after 1999.

   Capacity and energy sales to FP&L, the Company's largest single customer, provided revenues of $25.4 million in 1995, $29.3 million in 1994, and $39.5 million in 1993, or 4.1 percent, 5.1 percent, and 6.8 percent of operating revenues, respectively.

Gulf Power Company 1995 Annual Report


8.  INCOME TAXES

Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption resulted in the recording of additional deferred income taxes and related regulatory assets and liabilities. At December 31, 1995, the tax-related regulatory assets to be recovered from customers were $29.1 million. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. At December 31, 1995, the tax-related regulatory liabilities to be refunded to customers were $67.5 million. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

   At December 31, 1995, the Company's current federal and state income taxes accrued, including the current portion of deferred income taxes, were equal to a debit balance of $4.2 million as a result of the early settlement of taxes owed. This amount was reclassified to current assets to reflect the tax prepayment and will be used to satisfy taxes accrued during 1996.

   Details of the federal and state income tax provisions are as follows:

                                     1995        1994       1993
                                ----------------------------------
                                         (in thousands)
Total provision for
 income taxes:
Federal--
   Currently payable              $29,018     $34,941    $24,354
   Deferred--current year          23,172      18,556     26,396
            --reversal of
                prior years       (23,116)    (24,787)   (22,102)
------------------------------------------------------------------
                                   29,074      28,710     28,648
------------------------------------------------------------------
State--
   Currently payable                4,778       5,907      3,950
   Deferred--current year           3,313       2,549      3,838
            --reversal of
                prior years        (2,979)     (3,304)    (2,785)
------------------------------------------------------------------
                                    5,112       5,152      5,003
------------------------------------------------------------------
Total                              34,186      33,862     33,651
Less income taxes charged
   (credited) to other income         121         (95)       921
------------------------------------------------------------------
Federal and state income
   taxes charged
   to operations                  $34,065     $33,957    $32,730
==================================================================

   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                  1995        1994
                                            -----------------------
                                                (in thousands)
Deferred tax liabilities:
   Accelerated depreciation                   $146,926    $146,686
   Property basis differences                   19,976      18,468
   Coal contract buyouts                         3,838       6,896
   Property insurance                            3,039           -
   Other                                        10,573      11,846
-------------------------------------------------------------------
Total                                          184,352     183,896
-------------------------------------------------------------------
Deferred tax assets:
   Federal effect of state deferred taxes       10,212       9,732
   Postretirement benefits                       5,494       4,383
   Property insurance                                -       5,200
   Other                                         6,313       7,566
-------------------------------------------------------------------
Total                                           22,019      26,881
-------------------------------------------------------------------
Net deferred tax liabilities                   162,333     157,015
Less current portion, net                         (12)       5,334
-------------------------------------------------------------------
Accumulated deferred income
   taxes in the Balance Sheets                $162,345    $151,681
===================================================================

   Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $2.3 million in 1995, 1994 and 1993. At December 31, 1995, all investment tax credits available to reduce federal income taxes payable had been utilized.

   A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                    1995      1994      1993
                                  -----------------------------
Federal statutory rate                35%       35%       35%
State income tax,
   net of federal deduction            4         4         3
Non-deductible book
   depreciation                        1         1         1
Difference in prior years'
   deferred and current tax rate      (3)       (2)       (2)
Other                                 (2)       (2)       (1)
---------------------------------------------------------------
Effective income tax rate             35%       36%       36%
===============================================================

   The Company and the other subsidiaries of The Southern Company file a consolidated federal tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed

Gulf Power Company 1995 Annual Report


on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

9.  POLLUTION CONTROL OBLIGATIONS AND OTHER LONG-TERM DEBT

Details of pollution control bonds and other long-term debt at December 31 are as follows:

                                             1995         1994
                                     --------------------------
                                               (in thousands)
Obligations incurred in
   connection with the sale by
   public authorities of
   tax-exempt pollution control
   revenue bonds:
   Collateralized
     6% due 2006*                        $ 12,075     $ 12,200
     8.25% due 2017                        32,000       32,000
     7.125% due 2021                       21,200       21,200
     6.75% due 2022                         8,930        8,930
     5.70% due 2023                         7,875        7,875
     5.80% due 2023                        32,550       32,550
     6.20% due 2023                        13,000       13,000
     6.30% due 2024                        22,000       22,000
     Variable Rate
       Remarketable daily                  20,000       20,000
---------------------------------------------------------------
                                         $169,630     $169,755
---------------------------------------------------------------
Notes payable:
   5.39% due 1995                               -        4,500
   5.72% due 1995                               -        4,500
   4.69% due 1996                          25,000       25,000
   6.44% due 1994-1998                     12,074       16,388
---------------------------------------------------------------
                                           37,074       50,388
---------------------------------------------------------------
Total                                    $206,704     $220,143
===============================================================

   * Sinking fund requirement applicable to the 6 percent pollution control bonds is $200 thousand for 1996 with increasing increments periodically thereafter through 2005, with the remaining balance due in 2006.

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

   The 5.39 percent and 5.72 percent notes payable were the Company's portion of notes payable issued in connection with the termination of Plant Daniel coal contracts (see Note 5 under "Fuel Commitments" for further information). The estimated annual maturities of the notes payable through 2000 are as follows:
$29.6 million in 1996, $4.9 million in 1997, $2.6 million in 1998, and none in 1999 and 2000.

10.  LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirement and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                              1995        1994
                                         ----------------------
                                              (in thousands)
Bond improvement fund requirement          $ 1,750     $ 1,750
Less:  Portion to be satisfied by cash
       or certifying property
       additions                                 -       1,750
---------------------------------------------------------------
Cash sinking fund requirement                1,750           -
Current portion of notes payable            29,598      13,314
   (Note 9)
Pollution control bond maturity                200         125
   (Note 9)
---------------------------------------------------------------
Total                                      $31,548     $13,439
===============================================================

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

Gulf Power Company 1995 Annual Report


11.  COMMON STOCK DIVIDEND RESTRICTIONS

The Company's first mortgage bond indenture contains various common stock dividend restrictions which remain in effect as long as the bonds are outstanding. At December 31, 1995, retained earnings of $101 million were restricted against the payment of cash dividends on common stock under the terms of the mortgage indenture.

   The Company's charter limits cash dividends on common stock to 50 percent of net income available for such stock during a prior period of 12 months if the capitalization ratio is below 20 percent and to 75 percent of such net income if such ratio is 20 percent or more but less than 25 percent. The capitalization ratio is defined as the ratio of common stock equity to total capitalization, including retained earnings, adjusted to reflect the payment of the proposed dividend. At December 31, 1995, the ratio was 48.7 percent.

12.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1995 and 1994 are as follows:

                                                       Net Income
                                                  After Dividends
                       Operating      Operating      on Preferred
Quarter Ended           Revenues         Income             Stock
------------------------------------------------------------------
                                    (in thousands)
March 31, 1995          $140,918        $19,503           $10,880
June 30, 1995            153,057         23,390            14,096
Sept. 30, 1995           184,251         35,187            26,588
Dec. 31, 1995            140,851         13,082             5,590

March 31, 1994          $138,088        $19,154           $10,117
June 30, 1994            146,769         19,957             8,886
Sept. 30, 1994           162,143         31,123            21,831
Dec. 31, 1994            131,813         21,979            14,395
------------------------------------------------------------------

   The Company's business is influenced by seasonal weather conditions and the timing of rate changes, among other factors.


SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1995 Annual Report
=========================================================================================================
                                                                    1995            1994            1993
---------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                               $619,077        $578,813        $583,142
Net Income after Dividends
     on Preferred Stock (in thousands)                           $57,154         $55,229         $54,311
Cash Dividends on Common Stock (in thousands)                    $46,400         $44,000         $41,800
Return on Average Common Equity (percent)                          13.27           13.15           13.29
Total Assets (in thousands)                                   $1,341,859      $1,315,542      $1,307,809
Gross Property Additions (in thousands)                          $63,113         $78,869         $78,562
---------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                             $436,242        $425,472        $414,196
Preferred stock                                                   89,602          89,602          89,602
Preferred stock subject to mandatory redemption                        -               -           1,000
Long-term debt                                                   323,376         356,393         369,259
---------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                   $849,220        $871,467        $874,057
---------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                 51.4            48.8            47.4
Preferred stock                                                     10.5            10.3            10.4
Long-term debt                                                      38.1            40.9            42.2
---------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      100.0           100.0           100.0
=========================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                 -               -          75,000
Retired                                                            1,750          48,856          88,809
Preferred Stock (in thousands):
Issued                                                                 -               -          35,000
Retired                                                            1,000           1,000          21,060
---------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                          A1              A2              A2
     Standard and Poor's                                              A+               A               A
     Duff & Phelps                                                    A+              A+              A+
Preferred Stock -
     Moody's                                                          a2              a2              a2
     Standard and Poor's                                               A              A-              A-
     Duff & Phelps                                                     A               A               A
---------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                      283,421         280,859         274,194
Commercial                                                        41,281          40,398          39,253
Industrial                                                           278             283             274
Other                                                                134             106              86
---------------------------------------------------------------------------------------------------------
Total                                                            325,114         321,646         313,807
=========================================================================================================
Employees (year-end)                                               1,501           1,540           1,565



SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1995 Annual Report
=============================================================================================================
                                                                       1992            1991            1990
------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                  $570,902        $565,207        $567,825
Net Income after Dividends
     on Preferred Stock (in thousands)                              $54,090         $57,796         $38,714
Cash Dividends on Common Stock (in thousands)                       $39,900         $38,000         $37,000
Return on Average Common Equity (percent)                             13.62           15.17           10.51
Total Assets (in thousands)                                      $1,062,699      $1,095,736      $1,084,579
Gross Property Additions (in thousands)                             $64,671         $64,323         $62,462
------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                $403,190        $390,981        $371,185
Preferred stock                                                      74,662          55,162          55,162
Preferred stock subject to mandatory redemption                       2,000           7,500           9,250
Long-term debt                                                      382,047         434,648         475,284
------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      $861,899        $888,291        $910,881
------------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                    46.8            44.0            40.8
Preferred stock                                                         8.9             7.1             7.1
Long-term debt                                                         44.3            48.9            52.1
-------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                         100.0           100.0           100.0
============================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                               25,000          50,000               -
Retired                                                             117,693          32,807           6,455
Preferred Stock (in thousands):
Issued                                                               29,500               -               -
Retired                                                              15,500           2,500           1,750
------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                             A2              A2              A2
     Standard and Poor's                                                  A               A               A
     Duff & Phelps                                                        A               A               A
Preferred Stock -
     Moody's                                                             a2              a2              a2
     Standard and Poor's                                                 A-              A-              A-
     Duff & Phelps                                                       A-              A-              A-
------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                         267,591         261,210         256,111
Commercial                                                           37,105          34,685          34,019
Industrial                                                              270             264             252
Other                                                                    74              72              67
------------------------------------------------------------------------------------------------------------
Total                                                               305,040         296,231         290,449
============================================================================================================
Employees (year-end)                                                  1,613           1,598           1,615

                                        II-171A


SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1995 Annual Report
==============================================================================================================
                                                                       1989              1988            1987
--------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                  $527,821          $550,827        $587,860
Net Income after Dividends
   on Preferred Stock (in thousands)                                $37,361           $45,698         $42,217
Cash Dividends on Common Stock (in thousands)                       $37,200           $35,400         $34,200
Return on Average Common Equity (percent)                             10.32             13.41           13.23
Total Assets (in thousands)                                      $1,093,430        $1,097,225      $1,051,182
Gross Property Additions (in thousands)                             $70,726           $67,042         $97,511
--------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                $365,471          $358,310        $323,012
Preferred stock                                                      55,162            55,162          55,162
Preferred stock subject to mandatory redemption                      11,000            12,750          14,000
Long-term debt                                                      484,608           497,069         474,640
--------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      $916,241          $923,291        $866,814
--------------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                    39.9              38.8            37.2
Preferred stock                                                         7.2               7.4             8.0
Long-term debt                                                         52.9              53.8            54.8
--------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                         100.0             100.0           100.0
==============================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                    -            35,000               -
Retired                                                               9,344             9,369               -
Preferred Stock (in thousands):
Issued                                                                    -                 -               -
Retired                                                               1,250             1,750           2,500
--------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                             A1                A1              A1
     Standard and Poor's                                                  A                 A               A
     Duff & Phelps                                                      AA-                 4               4
Preferred Stock -
     Moody's                                                             a1                a1              a1
     Standard and Poor's                                                 A-                A-              A-
     Duff & Phelps                                                       A+                 5               5
--------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                         251,341           246,450         241,138
Commercial                                                           33,678            33,030          32,139
Industrial                                                              240               206             206
Other                                                                    67                61              61
--------------------------------------------------------------------------------------------------------------
Total                                                               285,326           279,747         273,544
==============================================================================================================
Employees (year-end)                                                  1,614             1,601           1,603

                                       II-171B


SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1995 Annual Report
=======================================================================================
                                                                  1986            1985
---------------------------------------------------------------------------------------
Operating Revenues (in thousands)                             $542,919        $562,068
Net Income after Dividends
   on Preferred Stock (in thousands)                           $46,421         $45,484
Cash Dividends on Common Stock (in thousands)                  $33,100         $30,800
Return on Average Common Equity (percent)                        15.06           15.61
Total Assets (in thousands)                                 $1,028,864        $921,635
Gross Property Additions (in thousands)                        $90,160         $92,541
---------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                           $314,995        $301,674
Preferred stock                                                 55,162          55,162
Preferred stock subject to mandatory redemption                 16,500          18,250
Long-term debt                                                 482,869         410,917
---------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                 $869,526        $786,003
---------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                               36.2            38.4
Preferred stock                                                    8.3             9.3
Long-term debt                                                    55.5            52.3
---------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                    100.0           100.0
=======================================================================================
First Mortgage Bonds (in thousands):
Issued                                                          50,000               -
Retired                                                         46,640           2,860
Preferred Stock (in thousands):
Issued                                                               -               -
Retired                                                            750             750
---------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                        A1              A1
     Standard and Poor's                                            A+              A+
     Duff & Phelps                                                   4               4
Preferred Stock -
     Moody's                                                        a1              a1
     Standard and Poor's                                             A               A
     Duff & Phelps                                                   5               5
---------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                    235,329         227,845
Commercial                                                      31,142          29,603
Industrial                                                         197             183
Other                                                               62              62
---------------------------------------------------------------------------------------
Total                                                          266,730         257,693
=======================================================================================
Employees (year-end)                                             1,544           1,509

                                        II-171C


SELECTED FINANCIAL AND OPERATING DATA  (continued)
Gulf Power Company 1995 Annual Report
=========================================================================================================
                                                                    1995            1994            1993
---------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                     $276,155        $252,598        $244,967
Commercial                                                       159,260         146,394         137,308
Industrial                                                        81,606          82,169          87,526
Other                                                              1,993           1,955           1,882
---------------------------------------------------------------------------------------------------------
Total retail                                                     519,014         483,116         471,683
Sales for resale - non-affiliates                                 60,413          66,111          72,209
Sales for resale - affiliates                                     18,619          17,353          23,166
---------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                         598,046         566,580         567,058
Other revenues                                                    21,031          12,233          16,084
---------------------------------------------------------------------------------------------------------
Total                                                           $619,077        $578,813        $583,142
=========================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                    4,014,142       3,751,932       3,712,980
Commercial                                                     2,708,243       2,548,846       2,433,382
Industrial                                                     1,794,754       1,847,114       2,029,936
Other                                                             17,345          17,354          16,944
---------------------------------------------------------------------------------------------------------
Total retail                                                   8,534,484       8,165,246       8,193,242
Sales for resale - non-affiliates                              1,396,474       1,418,977       1,460,105
Sales for resale - affiliates                                    759,341         874,050       1,029,787
---------------------------------------------------------------------------------------------------------
Total                                                         10,690,299      10,458,273      10,683,134
=========================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                         6.88            6.73            6.60
Commercial                                                          5.88            5.74            5.64
Industrial                                                          4.55            4.45            4.31
Total retail                                                        6.08            5.92            5.76
Sales for resale                                                    3.67            3.64            3.83
Total sales                                                         5.59            5.42            5.31
Average Annual Kilowatt-Hour Use Per Residential Customer         14,148          13,486          13,671
Average Annual Revenue Per Residential Customer                  $973.35         $907.92         $901.96
Plant Nameplate Capacity Ratings (year-end) (megawatts)            2,174           2,174           2,174
Maximum Peak-Hour Demand (megawatts):
Winter                                                             1,732           1,801           1,571
Summer                                                             2,040           1,795           1,898
Annual Load Factor (percent)                                        53.0            56.7            54.5
Plant Availability - Fossil-Steam (percent)                         84.0            92.2            88.9
---------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                86.8            87.2            84.5
Oil and gas                                                          0.4             0.2             0.5
Purchased power -
     From non-affiliates                                             4.0             2.8             1.5
     From affiliates                                                 8.8             9.8            13.5
---------------------------------------------------------------------------------------------------------
Total                                                              100.0           100.0           100.0
=========================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                               10,609          10,614          10,390
Cost of fuel per million BTU (cents)                              196.62          189.55          197.37
Average cost of fuel per net kilowatt-hour generated (cents)        2.09            2.01            2.05
=========================================================================================================



SELECTED FINANCIAL AND OPERATING DATA  (continued)
Gulf Power Company 1995 Annual Report
===============================================================================================================
                                                                          1992            1991            1990
---------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                           $235,296        $231,220        $217,843
Commercial                                                             133,071         130,691         124,066
Industrial                                                              91,320          92,300          91,041
Other                                                                    1,784           1,860           1,805
---------------------------------------------------------------------------------------------------------------
Total retail                                                           461,471         456,071         434,755
Sales for resale - non-affiliates                                       70,078          69,636          73,855
Sales for resale - affiliates                                           24,075          29,343          38,563
---------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                               555,624         555,050         547,173
Other revenues                                                          15,278          10,157          20,652
---------------------------------------------------------------------------------------------------------------
Total                                                                 $570,902        $565,207        $567,825
===============================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                          3,596,515       3,455,100       3,360,838
Commercial                                                           2,369,236       2,272,690       2,217,568
Industrial                                                           2,179,435       2,117,408       2,177,872
Other                                                                   16,649          17,118          18,866
---------------------------------------------------------------------------------------------------------------
Total retail                                                         8,161,835       7,862,316       7,775,144
Sales for resale - non-affiliates                                    1,430,908       1,550,018       1,775,703
Sales for resale - affiliates                                        1,208,771       1,236,223       1,435,558
---------------------------------------------------------------------------------------------------------------
Total                                                               10,801,514      10,648,557      10,986,405
===============================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                               6.54            6.69            6.48
Commercial                                                                5.62            5.75            5.59
Industrial                                                                4.19            4.36            4.18
Total retail                                                              5.65            5.80            5.59
Sales for resale                                                          3.57            3.55            3.50
Total sales                                                               5.14            5.21            4.98
Average Annual Kilowatt-Hour Use Per Residential Customer               13,553          13,320          13,173
Average Annual Revenue Per Residential Customer                        $886.66         $891.38         $853.86
Plant Nameplate Capacity Ratings (year-end) (megawatts)                  2,174           2,174           2,174
Maximum Peak-Hour Demand (megawatts):
Winter                                                                   1,533           1,418           1,310
Summer                                                                   1,828           1,740           1,778
Annual Load Factor (percent)                                              55.0            57.0            55.2
Plant Availability - Fossil-Steam (percent)                               91.2            92.2            89.2
---------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                      87.7            82.0            69.8
Oil and gas                                                                0.1             0.1             0.5
Purchased power -
   From non-affiliates                                                     0.8             0.5             0.6
   From affiliates                                                        11.4            17.4            29.1
---------------------------------------------------------------------------------------------------------------
Total                                                                    100.0           100.0           100.0
===============================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                     10,347          10,636          10,765
Cost of fuel per million BTU (cents)                                    200.30          203.60          206.06
Average cost of fuel per net kilowatt-hour generated (cents)              2.07            2.17            2.22
===============================================================================================================

                                       II-173A


SELECTED FINANCIAL AND OPERATING DATA  (continued)
Gulf Power Company 1995 Annual Report
================================================================================================================
                                                                           1989            1988            1987
----------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                            $203,781        $184,036        $199,701
Commercial                                                              118,897         107,615         116,057
Industrial                                                               84,671          72,634          80,295
Other                                                                     1,586           1,402           1,357
----------------------------------------------------------------------------------------------------------------
Total retail                                                            408,935         365,687         397,410
Sales for resale - non-affiliates                                        67,554         117,466         134,456
Sales for resale - affiliates                                            39,244          48,277          55,955
----------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                515,733         531,430         587,821
Other revenues                                                           12,088          19,397              39
----------------------------------------------------------------------------------------------------------------
Total                                                                  $527,821        $550,827        $587,860
================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                           3,293,750       3,154,541       3,055,041
Commercial                                                            2,169,497       2,088,598       1,986,332
Industrial                                                            2,094,670       1,968,091       1,839,931
Other                                                                    17,209          16,257          15,241
----------------------------------------------------------------------------------------------------------------
Total retail                                                          7,575,126       7,227,487       6,896,545
Sales for resale - non-affiliates                                     1,640,355       1,911,759       2,138,390
Sales for resale - affiliates                                         1,461,036       2,326,238       2,689,487
----------------------------------------------------------------------------------------------------------------
Total                                                                10,676,517      11,465,484      11,724,422
================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                6.19            5.83            6.54
Commercial                                                                 5.48            5.15            5.84
Industrial                                                                 4.04            3.69            4.36
Total retail                                                               5.40            5.06            5.76
Sales for resale                                                           3.44            3.91            3.94
Total sales                                                                4.83            4.64            5.01
Average Annual Kilowatt-Hour Use Per Residential Customer                13,173          12,883          12,763
Average Annual Revenue Per Residential Customer                         $815.00         $751.60         $834.31
Plant Nameplate Capacity Ratings (year-end) (megawatts)                   2,174           2,174           2,174
Maximum Peak-Hour Demand (megawatts):
Winter                                                                    1,814           1,395           1,354
Summer                                                                    1,691           1,613           1,617
Annual Load Factor (percent)                                               52.6            56.5            54.4
Plant Availability - Fossil-Steam (percent)                                89.1            88.2            92.8
----------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                       78.3            93.2            93.5
Oil and gas                                                                 0.2             0.4             0.4
Purchased power -
  From non-affiliates                                                       0.4             0.4             0.4
  From affiliates                                                          21.1             6.0             5.7
----------------------------------------------------------------------------------------------------------------
Total                                                                     100.0           100.0           100.0
================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                      10,621          10,461          10,512
Cost of fuel per million BTU (cents)                                     193.70          178.00          197.53
Average cost of fuel per net kilowatt-hour generated (cents)               2.06            1.86            2.08
================================================================================================================

                                      II-173B


SELECTED FINANCIAL AND OPERATING DATA  (continued)
Gulf Power Company 1995 Annual Report
===========================================================================================
                                                                     1986            1985
------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                      $200,725        $186,415
Commercial                                                        116,253         109,631
Industrial                                                         79,873          81,621
Other                                                               1,343           1,346
------------------------------------------------------------------------------------------
Total retail                                                      398,194         379,013
Sales for resale - non-affiliates                                 106,892         126,789
Sales for resale - affiliates                                      27,113          43,844
------------------------------------------------------------------------------------------
Total revenues from sales of electricity                          532,199         549,646
Other revenues                                                     10,720          12,422
------------------------------------------------------------------------------------------
Total                                                            $542,919        $562,068
==========================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                     2,963,502       2,736,432
Commercial                                                      1,913,139       1,777,418
Industrial                                                      1,745,074       1,770,587
Other                                                              14,903          14,702
------------------------------------------------------------------------------------------
Total retail                                                    6,636,618       6,299,139
Sales for resale - non-affiliates                               1,609,146       2,388,591
Sales for resale - affiliates                                   1,078,500       1,562,452
------------------------------------------------------------------------------------------
Total                                                           9,324,264      10,250,182
==========================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                          6.77            6.81
Commercial                                                           6.08            6.17
Industrial                                                           4.58            4.61
Total retail                                                         6.00            6.02
Sales for resale                                                     4.99            4.32
Total sales                                                          5.71            5.36
Average Annual Kilowatt-Hour Use Per Residential Customer          12,729          12,221
Average Annual Revenue Per Residential Customer                   $862.16         $832.55
Plant Nameplate Capacity Ratings (year-end) (megawatts)             1,969           1,969
Maximum Peak-Hour Demand (megawatts):
Winter                                                              1,406           1,517
Summer                                                              1,678           1,448
Annual Load Factor (percent)                                         50.5            53.4
Plant Availability - Fossil-Steam (percent)                          90.5            84.8
------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                 85.8            79.7
Oil and gas                                                           0.5             0.2
Purchased power -
   From non-affiliates                                                1.9             0.4
   From affiliates                                                   11.8            19.7
------------------------------------------------------------------------------------------
Total                                                               100.0           100.0
==========================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                10,639          10,609
Cost of fuel per million BTU (cents)                               239.26          254.53
Average cost of fuel per net kilowatt-hour generated (cents)         2.55            2.70
==========================================================================================

                                       II-173C

STATEMENTS OF INCOME
Gulf Power Company
==============================================================================================================================
For the Years Ended December 31,                                                  1995              1994             1993
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
   Revenues                                                                  $     600,458    $      561,460    $     559,976
   Revenues from affiliates                                                         18,619            17,353           23,166
------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           619,077           578,813          583,142
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                          185,274           161,168          170,485
     Purchased power from non-affiliates                                             8,594             6,761            4,386
     Purchased power from affiliates                                                29,966            25,819           32,273
     Proceeds from settlement of disputed contracts                                      -                 -                -
     Other                                                                         113,397           113,879          109,164
   Maintenance                                                                      51,917            46,700           46,004
   Depreciation and amortization                                                    55,104            56,615           55,309
   Taxes other than income taxes                                                    49,598            41,701           40,204
   Federal and state income taxes                                                   34,065            33,957           32,730
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           527,915           486,600          490,555
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    91,162            92,213           92,587
Other Income (Expense):
   Allowance for equity funds used during construction                                  36               450              512
   Interest income                                                                   2,877             1,429            1,328
   Other, net                                                                       (1,261)             (780)          (1,238)
   Gain on sale of investment securities                                                 -                 -            3,820
   Income taxes applicable to other income                                            (121)               95             (921)
------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      92,693            93,407           96,088
------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                       23,294            27,124           31,344
   Allowance for debt funds used during construction                                  (187)             (656)            (454)
   Interest on notes payable                                                         2,931             1,509              870
   Amortization of debt discount, premium, and expense, net                          2,014             1,834            1,412
   Other interest charges                                                            1,674             2,442            2,877
------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                29,726            32,253           36,049
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          62,967            61,154           60,039
Dividends on Preferred Stock                                                         5,813             5,925            5,728
------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                $      57,154    $       55,229    $      54,311
==============================================================================================================================

STATEMENTS OF INCOME
Gulf Power Company
==============================================================================================================================
For the Years Ended December 31,                                                  1992              1991             1990
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
   Revenues                                                                  $     546,827    $      535,864    $     529,262
   Revenues from affiliates                                                         24,075            29,343           38,563
------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           570,902           565,207          567,825
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                          182,754           176,038          156,712
     Purchased power from non-affiliates                                             1,394               896            1,427
     Purchased power from affiliates                                                26,788            32,579           67,729
     Proceeds from settlement of disputed contracts                                   (920)          (20,385)               -
     Other                                                                          98,230            94,411           90,045
   Maintenance                                                                      41,947            45,468           45,491
   Depreciation and amortization                                                    53,758            52,195           50,899
   Taxes other than income taxes                                                    37,898            42,359           39,110
   Federal and state income taxes                                                   32,078            33,893           24,780
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           473,927           457,454          476,193
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    96,975           107,753           91,632
Other Income (Expense):
   Allowance for equity funds used during construction                                  14                54                -
   Interest income                                                                   2,733             2,427            4,508
   Other, net                                                                       (1,487)           (3,484)          (6,360)
   Gain on sale of investment securities                                                 -                 -                -
   Income taxes applicable to other income                                             187             1,104            1,303
------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      98,422           107,854           91,083
------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                       35,792            41,665           43,215
   Allowance for debt funds used during construction                                   (46)              (95)               1
   Interest on notes payable                                                         1,041               280              693
   Amortization of debt discount, premium, and expense, net                          1,032               699              603
   Other interest charges                                                            1,410             2,272            2,422
------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                39,229            44,821           46,934
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          59,193            63,033           44,149
Dividends on Preferred Stock                                                         5,103             5,237            5,435
------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                $      54,090    $       57,796    $      38,714
==============================================================================================================================

                                     II-175A

STATEMENTS OF INCOME
Gulf Power Company
==============================================================================================================================
For the Years Ended December 31,                                                  1989              1988             1987
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
   Revenues                                                                  $     488,577    $      502,550    $     531,905
   Revenues from affiliates                                                         39,244            48,277           55,955
------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           527,821           550,827          587,860
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                          158,858           191,687          227,233
     Purchased power from non-affiliates                                             1,251             1,468            1,792
     Purchased power from affiliates                                                48,972            27,267           28,326
     Proceeds from settlement of disputed contracts                                      -                 -                -
     Other                                                                          82,231            93,028          100,032
   Maintenance                                                                      44,295            41,919           38,748
   Depreciation and amortization                                                    48,760            47,530           44,619
   Taxes other than income taxes                                                    30,718            27,087           26,246
   Federal and state income taxes                                                   23,621            26,239           31,703
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           438,706           456,225          498,699
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    89,115            94,602           89,161
Other Income (Expense):
   Allowance for equity funds used during construction                                (446)              457            1,013
   Interest income                                                                   3,271             2,858            4,507
   Other, net                                                                       (3,800)           (3,491)          (1,207)
   Gain on sale of investment securities                                                 -                 -                -
   Income taxes applicable to other income                                             779             1,001             (642)
------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      88,919            95,427           92,832
------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                       43,265            42,538           43,689
   Allowance for debt funds used during construction                                   242              (808)          (1,004)
   Interest on notes payable                                                           180               182                -
   Amortization of debt discount, premium, and expense, net                            613               600              555
   Other interest charges                                                            1,636             1,456            1,350
------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                45,936            43,968           44,590
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          42,983            51,459           48,242
Dividends on Preferred Stock                                                         5,622             5,761            6,025
------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                $      37,361    $       45,698    $      42,217
==============================================================================================================================

                                     II-175B

STATEMENTS OF INCOME
Gulf Power Company
=============================================================================================================
For the Years Ended December 31,                                                  1986              1985
-------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
   Revenues                                                                  $     515,806    $      518,224
   Revenues from affiliates                                                         27,113            43,844
-------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           542,919           562,068
-------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                          215,262           230,944
     Purchased power from non-affiliates                                             4,533             1,638
     Purchased power from affiliates                                                37,172            55,119
     Proceeds from settlement of disputed contracts                                      -                 -
     Other                                                                          70,117            59,851
   Maintenance                                                                      35,251            35,654
   Depreciation and amortization                                                    39,386            37,775
   Taxes other than income taxes                                                    24,854            22,886
   Federal and state income taxes                                                   39,948            40,061
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           466,523           483,928
-------------------------------------------------------------------------------------------------------------
Operating Income                                                                    76,396            78,140
Other Income (Expense):
   Allowance for equity funds used during construction                               7,809             6,893
   Interest income                                                                   2,445             3,235
   Other, net                                                                       (1,077)           (1,131)
   Gain on sale of investment securities                                                 -                 -
   Income taxes applicable to other income                                            (648)             (862)
-------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      84,925            86,275
-------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                       39,479            40,769
   Allowance for debt funds used during construction                                (8,651)           (7,676)
   Interest on notes payable                                                           106                 -
   Amortization of debt discount, premium, and expense, net                            488               287
   Other interest charges                                                              869             1,120
-------------------------------------------------------------------------------------------------------------
Net interest charges                                                                32,291            34,500
-------------------------------------------------------------------------------------------------------------
Net Income                                                                          52,634            51,775
Dividends on Preferred Stock                                                         6,213             6,291
-------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                $      46,421    $       45,484
=============================================================================================================

                                                  II-175C

STATEMENTS OF CASH FLOWS
Gulf Power Company
============================================================================================================================
For the Years Ended December 31,                                             1995               1994               1993
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                              $      62,967      $      61,154      $      60,039
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                             75,293             86,098             72,111
     Deferred income taxes, net                                                   390             (6,986)             5,347
     Deferred investment tax credits, net                                           -                  -                  -
     Allowance for equity funds used during construction                          (36)              (450)              (512)
     Non-cash proceeds from settlement of disputed contracts                        -                  -                  -
     Other, net                                                               (26,537)             4,898               (864)
     Changes in certain current assets and liabilities --
       Receivables, net                                                       (12,210)             3,540             12,867
       Inventories                                                               (618)           (13,901)             5,574
       Payables                                                                18,258            (10,159)             5,386
       Other                                                                  (17,556)               610             (9,504)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                    99,951            124,804            150,444
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                      (63,113)           (78,869)           (78,562)
Other                                                                           4,401             (3,493)            (5,328)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (58,712)           (82,362)           (83,890)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                  -                  -             35,000
   First mortgage bonds                                                             -                  -             75,000
   Pollution control bonds                                                          -             42,000             53,425
   Capital contributions from parent company                                       58                 98                 11
   Other long-term debt                                                             -             32,108             25,000
Retirements:
   Preferred stock                                                             (1,000)            (1,000)           (21,060)
   First mortgage bonds                                                        (1,750)           (48,856)           (88,809)
   Pollution control bonds                                                       (125)           (42,100)           (40,650)
   Other long-term debt                                                       (13,314)           (24,240)            (7,736)
Notes payable, net                                                             27,000             47,447            (37,947)
Payment of preferred stock dividends                                           (5,813)            (5,925)            (5,728)
Payment of common stock dividends                                             (46,400)           (44,000)           (41,800)
Miscellaneous                                                                    (117)            (2,648)            (6,888)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                        (41,461)           (47,116)           (62,182)
----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                             (222)            (4,674)             4,372
Cash and Cash Equivalents at Beginning of Year                                    902              5,576              1,204
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $         680      $         902      $       5,576
============================================================================================================================
( ) Denotes use of cash.

STATEMENTS OF CASH FLOWS
Gulf Power Company
============================================================================================================================
For the Years Ended December 31,                                             1992               1991               1990
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                              $      59,193      $      63,033      $      44,149
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                             68,021             65,584             63,650
     Deferred income taxes, net                                                 3,322             (3,392)             1,837
     Deferred investment tax credits, net                                           -                  -                  -
     Allowance for equity funds used during construction                          (14)               (54)                 -
     Non-cash proceeds from settlement of disputed contracts                     (920)           (19,734)                 -
     Other, net                                                                   185              3,079              1,544
     Changes in certain current assets and liabilities --
       Receivables, net                                                       (11,041)            12,421             (2,468)
       Inventories                                                             23,560             (2,397)           (11,807)
       Payables                                                                 1,580             (2,003)            (3,440)
       Other                                                                  (13,637)             8,012              5,781
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                   130,249            124,549             99,246
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                      (64,671)           (64,323)           (62,462)
Other                                                                           3,970             (8,097)            (1,597)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (60,701)           (72,420)           (64,059)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                             29,500                  -                  -
   First mortgage bonds                                                        25,000             50,000                  -
   Pollution control bonds                                                      8,930             21,200                  -
   Capital contributions from parent company                                      121                  -              4,000
   Other long-term debt                                                             -                  -                  -
Retirements:
   Preferred stock                                                            (15,500)            (2,500)            (1,750)
   First mortgage bonds                                                      (117,693)           (32,807)            (6,455)
   Pollution control bonds                                                     (9,205)           (21,250)               (50)
   Other long-term debt                                                        (5,783)            (7,981)            (6,083)
Notes payable, net                                                             44,000                  -                  -
Payment of preferred stock dividends                                           (5,103)            (5,237)            (5,435)
Payment of common stock dividends                                             (39,900)           (38,000)           (37,000)
Miscellaneous                                                                  (8,760)            (3,715)                 5
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                        (94,393)           (40,290)           (52,768)
----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                          (24,845)            11,839            (17,581)
Cash and Cash Equivalents at Beginning of Year                                 26,049             14,210             31,791
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $       1,204      $      26,049      $      14,210
============================================================================================================================
( ) Denotes use of cash.

                                     II-177A

STATEMENTS OF CASH FLOWS
Gulf Power Company
============================================================================================================================
For the Years Ended December 31,                                             1989               1988               1987
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                              $      42,983      $      51,459      $      48,242
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                             59,955             56,260             51,672
     Deferred income taxes, net                                                 5,319             10,138              2,377
     Deferred investment tax credits, net                                           -                  -                868
     Allowance for equity funds used during construction                          446               (457)            (1,013)
     Non-cash proceeds from settlement of disputed contracts                        -                  -                  -
     Other, net                                                                 3,827             11,449             12,913
     Changes in certain current assets and liabilities --
       Receivables, net                                                           492              8,984             (8,849)
       Inventories                                                             16,306            (16,160)            23,691
       Payables                                                                 6,142             (5,340)            10,173
       Other                                                                    4,466            (18,432)             6,208
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                   139,936             97,901            146,282
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                      (70,726)           (67,042)           (97,511)
Other                                                                             419            (62,782)              (692)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (70,307)          (129,824)           (98,203)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                  -                  -                  -
   First mortgage bonds                                                             -             35,000                  -
   Pollution control bonds                                                          -              3,677             35,996
   Capital contributions from parent company                                    7,000             25,000                  -
   Other long-term debt                                                             -                  -                  -
Retirements:
   Preferred stock                                                             (1,250)            (1,750)            (2,500)
   First mortgage bonds                                                        (9,344)            (9,369)                 -
   Pollution control bonds                                                        (50)               (50)           (32,050)
   Other long-term debt                                                        (5,611)            (5,175)            (4,774)
Notes payable, net                                                                  -                  -                  -
Payment of preferred stock dividends                                           (5,622)            (5,761)            (6,025)
Payment of common stock dividends                                             (37,200)           (35,400)           (34,200)
Miscellaneous                                                                      (3)              (233)            (1,632)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                        (52,080)             5,939            (45,185)
----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                           17,549            (25,984)             2,894
Cash and Cash Equivalents at Beginning of Year                                 14,242             40,226             37,332
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $      31,791      $      14,242      $      40,226
============================================================================================================================
( ) Denotes use of cash.

                                     II-177B

STATEMENTS OF CASH FLOWS
Gulf Power Company
=========================================================================================================
For the Years Ended December 31,                                             1986               1985
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                              $      52,634      $      51,775
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                             41,619             39,595
     Deferred income taxes, net                                                45,213             18,467
     Deferred investment tax credits, net                                       1,634              5,716
     Allowance for equity funds used during construction                       (7,809)            (6,893)
     Non-cash proceeds from settlement of disputed contracts                        -                  -
     Other, net                                                                 5,860             (2,535)
     Changes in certain current assets and liabilities --
       Receivables, net                                                        (6,012)            (5,401)
       Inventories                                                             (1,342)             1,870
       Payables                                                                   449              1,756
       Other                                                                     (113)           (13,331)
---------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                   132,133             91,019
---------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                      (90,160)           (92,541)
Other                                                                         (55,652)             7,693
---------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                       (145,812)           (84,848)
---------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                  -                  -
   First mortgage bonds                                                        50,000                  -
   Pollution control bonds                                                      9,900             18,776
   Capital contributions from parent company                                        -              6,000
   Other long-term debt                                                        60,663                  -
Retirements:
   Preferred stock                                                               (750)              (750)
   First mortgage bonds                                                       (46,640)            (2,860)
   Pollution control bonds                                                        (50)               (50)
   Other long-term debt                                                             -                  -
Notes payable, net                                                                  -                  -
Payment of preferred stock dividends                                           (6,213)            (6,291)
Payment of common stock dividends                                             (33,100)           (30,800)
Miscellaneous                                                                  (6,064)              (227)
---------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                         27,746            (16,202)
---------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                           14,067            (10,031)
Cash and Cash Equivalents at Beginning of Year                                 23,265             33,296
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $      37,332      $      23,265
=========================================================================================================
( ) Denotes use of cash.

                                                II-177C

BALANCE SHEETS
Gulf Power Company
============================================================================================================================
At December 31,                                                              1995               1994               1993
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Utility Plant:
  Production-fossil                                                       $   905,784      $     896,236      $     863,223
  Transmission                                                                156,786            155,967            154,304
  Distribution                                                                512,184            487,986            464,182
  General                                                                     121,060            116,178            129,995
  Construction work in progress                                                26,301             24,288             34,591
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                     1,722,115          1,680,655          1,646,295
Accumulated provision for depreciation                                        658,806            622,911            610,542
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,063,309          1,057,744          1,035,753
Less property-related accumulated deferred income taxes                             -                  -                  -
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,063,309          1,057,744          1,035,753
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                         -                  -                  -
  Miscellaneous                                                                   740              7,997             13,242
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                         740              7,997             13,242
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                       680                902              5,576
  Investment securities                                                             -                  -                  -
  Receivables, net                                                             72,593             60,384             63,924
  Fossil fuel stock, at average cost                                           37,875             35,686             20,652
  Materials and supplies, at average cost                                      33,686             35,257             36,390
  Current portion of deferred coal contract costs                              12,767              2,521             12,535
  Regulatory clauses under recovery                                             3,432              5,002              3,244
  Prepayments                                                                  12,232              4,354              2,160
  Vacation pay deferred                                                         4,419              4,172              4,022
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     177,684            148,278            148,503
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                     29,093             30,433             31,334
  Debt expense, being amortized                                                 3,444              3,625              3,693
  Premium on reacquired debt, being amortized                                  17,015             18,494             17,554
  Deferred coal contract costs                                                 33,768             38,169             52,884
  Miscellaneous                                                                16,806             10,802              4,846
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     100,126            101,523            110,311
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                              $ 1,341,859      $   1,315,542      $   1,307,809
============================================================================================================================

BALANCE SHEETS
Gulf Power Company
============================================================================================================================
At December 31,                                                              1992               1991               1990
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Utility Plant:
  Production-fossil                                                        $  841,489      $     837,712      $     817,490
  Transmission                                                                148,824            143,275            136,813
  Distribution                                                                443,352            419,228            400,016
  General                                                                     127,826            125,330            123,059
  Construction work in progress                                                29,564             13,684             16,868
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                     1,591,055          1,539,229          1,494,246
Accumulated provision for depreciation                                        578,851            535,408            501,739
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,012,204          1,003,821            992,507
Less property-related accumulated deferred income taxes                       200,904            197,138            192,749
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     811,300            806,683            799,758
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                         -             19,938                  -
  Miscellaneous                                                                 7,074              6,410              5,439
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                       7,074             26,348              5,439
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                     1,204             26,049             14,210
  Investment securities                                                        22,322                  -                  -
  Receivables, net                                                             60,047             49,006             61,427
  Fossil fuel stock, at average cost                                           29,492             52,106             50,469
  Materials and supplies, at average cost                                      33,124             34,070             33,310
  Current portion of deferred coal contract costs                               3,071              4,626              6,212
  Regulatory clauses under recovery                                             1,680                  -              7,008
  Prepayments                                                                   1,395              1,410              2,168
  Vacation pay deferred                                                         3,779              3,776              3,631
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     156,114            171,043            178,435
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                          -                  -                  -
  Debt expense, being amortized                                                 3,253              3,232              2,954
  Premium on reacquired debt, being amortized                                  15,319              8,855              6,256
  Deferred coal contract costs                                                 63,723             74,502             87,102
  Miscellaneous                                                                 5,916              5,073              4,635
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                      88,211             91,662            100,947
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                               $1,062,699      $   1,095,736      $   1,084,579
============================================================================================================================

                                     II-179A

BALANCE SHEETS
Gulf Power Company
============================================================================================================================
At December 31,                                                              1989               1988               1987
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Utility Plant:
  Production-fossil                                                        $  807,546      $     796,052      $     801,600
  Transmission                                                                133,926            113,177            106,352
  Distribution                                                                375,521            343,421            325,037
  General                                                                     119,779            115,273            102,664
  Construction work in progress                                                10,166             29,572             10,113
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                     1,446,938          1,397,495          1,345,766
Accumulated provision for depreciation                                        464,944            425,520            388,248
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     981,994            971,975            957,518
Less property-related accumulated deferred income taxes                       186,084            178,657            166,707
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     795,910            793,318            790,811
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                         -                  -                  -
  Miscellaneous                                                                 6,933              6,756              2,932
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                       6,933              6,756              2,932
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                    31,791             14,242             40,226
  Investment securities                                                             -                  -                  -
  Receivables, net                                                             58,959             59,451             68,435
  Fossil fuel stock, at average cost                                           37,526             55,286             43,290
  Materials and supplies, at average cost                                      34,446             32,992             28,828
  Current portion of deferred coal contract costs                               5,534              6,194              2,642
  Regulatory clauses under recovery                                             4,503              1,218                  -
  Prepayments                                                                   2,490              3,577                677
  Vacation pay deferred                                                         3,425              3,340              3,200
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     178,674            176,300            187,298
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                          -                  -                  -
  Debt expense, being amortized                                                 3,117              3,281              3,203
  Premium on reacquired debt, being amortized                                   6,574              6,892              7,210
  Deferred coal contract costs                                                 97,833            106,263             55,889
  Miscellaneous                                                                 4,389              4,415              3,839
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     111,913            120,851             70,141
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                               $1,093,430      $   1,097,225      $   1,051,182
============================================================================================================================

                                     II-179B

BALANCE SHEETS
Gulf Power Company
=========================================================================================================
At December 31,                                                              1986               1985
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Utility Plant:
  Production-fossil                                                        $  608,340      $     599,613
  Transmission                                                                 99,507             98,683
  Distribution                                                                295,052            274,656
  General                                                                      66,092             56,427
  Construction work in progress                                               188,966            148,969
---------------------------------------------------------------------------------------------------------
    Total utility plant                                                     1,257,957          1,178,348
Accumulated provision for depreciation                                        350,117            318,308
---------------------------------------------------------------------------------------------------------
    Total                                                                     907,840            860,040
Less property-related accumulated deferred income taxes                       152,589            135,388
---------------------------------------------------------------------------------------------------------
    Total                                                                     755,251            724,652
---------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                         -                  -
  Miscellaneous                                                                 2,619                601
---------------------------------------------------------------------------------------------------------
    Total                                                                       2,619                601
---------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                    37,332             23,265
  Investment securities                                                             -                  -
  Receivables, net                                                             59,586             53,574
  Fossil fuel stock, at average cost                                           69,785             73,890
  Materials and supplies, at average cost                                      26,024             20,577
  Current portion of deferred coal contract costs                                   -                  -
  Regulatory clauses under recovery                                                 -                  -
  Prepayments                                                                     788                633
  Vacation pay deferred                                                         3,000              2,775
---------------------------------------------------------------------------------------------------------
    Total                                                                     196,515            174,714
---------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                          -                  -
  Debt expense, being amortized                                                 2,736              2,768
  Premium on reacquired debt, being amortized                                       -                  -
  Deferred coal contract costs                                                 60,663                  -
  Miscellaneous                                                                11,080             18,900
---------------------------------------------------------------------------------------------------------
    Total                                                                      74,479             21,668
---------------------------------------------------------------------------------------------------------
Total Assets                                                               $1,028,864      $     921,635
=========================================================================================================

                                                II-179C

BALANCE SHEETS
Gulf Power Company
============================================================================================================================
At December 31,                                                              1995               1994               1993
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                            $    38,060      $      38,060      $      38,060
  Paid-in capital                                                             218,438            218,380            218,282
  Premium on preferred stock                                                       81                 81                 81
  Earnings retained in the business                                           179,663            168,951            157,773
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                       436,242            425,472            414,196
  Preferred stock                                                              89,602             89,602             89,602
  Preferred stock subject to mandatory redemption                                   -                  -              1,000
  Long-term debt                                                              323,376            356,393            369,259
----------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                             849,220            871,467            874,057
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                       80,500             53,500              6,053
  Preferred stock due within one year                                               -              1,000              1,000
  Long-term debt due within one year                                           31,548             13,439             41,552
  Accounts payable                                                             41,643             23,656             38,699
  Customer deposits                                                            13,195             13,609             15,082
  Taxes accrued                                                                 9,547             13,465             13,015
  Interest accrued                                                              5,719              6,106              5,420
  Regulatory clauses over recovery                                              2,800              3,960                840
  Vacation pay accrued                                                          4,419              4,172              4,022
  Miscellaneous                                                                 7,356              7,828              8,527
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     196,727            140,735            134,210
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                           162,345            151,681            151,743
  Deferred credits related to income taxes                                     67,481             71,964             76,876
  Accumulated deferred investment tax credits                                  36,052             38,391             40,770
  Miscellaneous                                                                30,034             41,304             30,153
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     295,912            303,340            299,542
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                      $ 1,341,859      $   1,315,542      $   1,307,809
============================================================================================================================

BALANCE SHEETS
Gulf Power Company
============================================================================================================================
At December 31,                                                              1992               1991               1990
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                            $    38,060      $      38,060      $      38,060
  Paid-in capital                                                             218,271            218,150            218,150
  Premium on preferred stock                                                       88                399                399
  Earnings retained in the business                                           146,771            134,372            114,576
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                       403,190            390,981            371,185
  Preferred stock                                                              74,662             55,162             55,162
  Preferred stock subject to mandatory redemption                               2,000              7,500              9,250
  Long-term debt                                                              382,047            434,648            475,284
----------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                             861,899            888,291            910,881
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                       44,000                  -                  -
  Preferred stock due within one year                                           1,000              1,000              1,750
  Long-term debt due within one year                                           13,820             59,111              9,452
  Accounts payable                                                             33,461             25,315             27,447
  Customer deposits                                                            15,532             15,513             15,551
  Taxes accrued                                                                11,419             19,274             19,610
  Interest accrued                                                              6,370              9,720             10,820
  Regulatory clauses over recovery                                                  -              1,114                  -
  Vacation pay accrued                                                          3,779              3,776              3,631
  Miscellaneous                                                                 3,950              3,545             12,177
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     133,331            138,368            100,438
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                 -              1,775              6,736
  Deferred credits related to income taxes                                          -                  -                  -
  Accumulated deferred investment tax credits                                  43,117             45,446             47,776
  Miscellaneous                                                                24,352             21,856             18,748
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                      67,469             69,077             73,260
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                       $1,062,699      $   1,095,736      $   1,084,579
============================================================================================================================

                                                                   II-181A

BALANCE SHEETS
Gulf Power Company
============================================================================================================================
At December 31,                                                              1989               1988               1987
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                            $    38,060      $      38,060      $      38,060
  Paid-in capital                                                             214,150            207,150            182,150
  Premium on preferred stock                                                      399                399                399
  Earnings retained in the business                                           112,862            112,701            102,403
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                       365,471            358,310            323,012
  Preferred stock                                                              55,162             55,162             55,162
  Preferred stock subject to mandatory redemption                              11,000             12,750             14,000
  Long-term debt                                                              484,608            497,069            474,640
----------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                             916,241            923,291            866,814
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                            -                  -                  -
  Preferred stock due within one year                                           1,750              1,250              1,750
  Long-term debt due within one year                                           12,588             15,005             13,225
  Accounts payable                                                             34,764             29,595             34,500
  Customer deposits                                                            15,752             15,316             15,565
  Taxes accrued                                                                12,388             10,683              7,850
  Interest accrued                                                             10,105             10,247              9,584
  Regulatory clauses over recovery                                                  -                  -              9,330
  Vacation pay accrued                                                          3,425              3,340              3,200
  Miscellaneous                                                                 7,759              2,748              2,144
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                      98,531             88,184             97,148
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                            13,381             17,678             22,992
  Deferred credits related to income taxes                                          -                  -                  -
  Accumulated deferred investment tax credits                                  50,109             52,451             54,597
  Miscellaneous                                                                15,168             15,621              9,631
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                      78,658             85,750             87,220
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                      $ 1,093,430      $   1,097,225      $   1,051,182
============================================================================================================================

                                                                    II-181B

BALANCE SHEETS
Gulf Power Company
=========================================================================================================
At December 31,                                                              1986               1985
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                            $    38,060      $      38,060
  Paid-in capital                                                             182,150            182,150
  Premium on preferred stock                                                      399                399
  Earnings retained in the business                                            94,386             81,065
---------------------------------------------------------------------------------------------------------
    Total common equity                                                       314,995            301,674
  Preferred stock                                                              55,162             55,162
  Preferred stock subject to mandatory redemption                              16,500             18,250
  Long-term debt                                                              482,869            410,917
---------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                             869,526            786,003
---------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                            -                  -
  Preferred stock due within one year                                           1,750                750
  Long-term debt due within one year                                            4,823              2,910
  Accounts payable                                                             24,014             23,565
  Customer deposits                                                            14,715             13,753
  Taxes accrued                                                                10,986             13,240
  Interest accrued                                                             11,024             11,783
  Regulatory clauses over recovery                                                  -                  -
  Vacation pay accrued                                                          3,000              2,775
  Miscellaneous                                                                 3,869              4,966
---------------------------------------------------------------------------------------------------------
    Total                                                                      74,181             73,742
---------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                            23,550                  -
  Deferred credits related to income taxes                                          -                  -
  Accumulated deferred investment tax credits                                  55,843             55,846
  Miscellaneous                                                                 5,764              6,044
---------------------------------------------------------------------------------------------------------
    Total                                                                      85,157             61,890
---------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                      $ 1,028,864      $     921,635
=========================================================================================================

                                     II-181C

                               GULF POWER COMPANY
                   OUTSTANDING SECURITIES AT DECEMBER 31, 1995

                              First Mortgage Bonds
                    Amount            Interest          Amount
  Series            Issued             Rate           Outstanding       Maturity
--------------------------------------------------------------------------------
                 (Thousands)                          (Thousands)
   1992          $     25,000           5-7/8%       $     25,000         8/1/97
   1993                15,000           5.55%              15,000         4/1/98
   1993                30,000           5%                 30,000         7/1/98
   1993                30,000           6-1/8%             30,000         7/1/03
   1978                25,000           9%                    930         9/1/08
   1991                50,000           8-3/4%             50,000        12/1/21
                 ------------                        ------------
                 $    175,000                        $    150,930
                 ============                        ============

                            Pollution Control Bonds
                    Amount            Interest          Amount
  Series            Issued             Rate           Outstanding       Maturity
--------------------------------------------------------------------------------
                 (Thousands)                          (Thousands)
   1976          $     12,500           6%            $    12,075        10/1/06
   1987                32,000           8-1/4%             32,000         6/1/17
   1991                21,200           7-1/8%             21,200         4/1/21
   1992                 8,930           6-3/4%              8,930         3/1/22
   1993                13,000           6.20%              13,000         4/1/23
   1993                32,550           5.80%              32,550         6/1/23
   1993                 7,875           5.70%               7,875        11/1/23
   1994                22,000           6.30%              22,000         9/1/24
   1994                20,000         Variable             20,000         9/1/24
                 ============                         ===========
                 $    170,055                         $   169,630
                 ============                         ===========

                                Preferred Stock
                    Shares            Dividend          Amount
  Series         Outstanding           Rate           Outstanding
--------------------------------------------------------------------
                                                      (Thousands)
  1950                 51,026           4.64%         $     5,102
  1960                 50,000           5.16%               5,000
  1966                 50,000           5.44%               5,000
  1969                 50,000           7.52%               5,000
  1972                 50,000           7.88%               5,000
  1992                580,000           7%                 14,500
  1992                600,000           7.30%              15,000
  1993                800,000           6.72%              20,000
  1993                600,000         Adjustable           15,000
                 ============                         ===========
                    2,831,026                         $    89,602
                 ============                         ===========

                                GULF POWER COMPANY

                          SECURITIES RETIRED DURING 1995

                               First Mortgage Bonds
                                     Principal                        Interest
       Series                          Amount                           Rate
--------------------------------------------------------------------------------
                                   (Thousands)
       1978                         $    1,750                           9%

                             Pollution Control Bonds
                                     Principal                        Interest
       Series                          Amount                           Rate
--------------------------------------------------------------------------------
                                   (Thousands)
       1976                         $      125                           6%

                                 Preferred Stock
                                     Principal                       Dividend
       Series                          Amount                          Rate
--------------------------------------------------------------------------------
                                   (Thousands)
       1980                         $    1,000                         11.36%

                           MISSISSIPPI POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Mississippi Power Company 1995 Annual Report

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

    The Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and that books and records reflect only authorized transactions of the Company. Limitations exist in any system of internal controls, however, based upon a recognition that the cost of the system should not exceed its benefits. The Company believes its system of internal accounting control maintains an appropriate cost/benefit relationship.

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




/s/  Dwight H. Evans
     Dwight H. Evans
     President and Chief Executive Officer



/s/ Michael W. Southern
    Michael W. Southern
    Vice President, Secretary, Treasurer and
    Chief Financial Officer


    February 21, 1996

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Mississippi Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Mississippi Power Company (a Mississippi corporation and a wholly owned subsidiary of The Southern Company) as of December 31, 1995 and 1994, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages II-194 through II-209) referred to above present fairly, in all material respects, the financial position of Mississippi Power Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.





/s/  Arthur Andersen LLP
     Atlanta, Georgia
     February 21, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Mississippi Power Company 1995 Annual Report


RESULTS OF OPERATIONS

Earnings

Mississippi Power Company's net income after dividends on preferred stock for 1995 totaled $52.5 million, an increase of $3.4 million over the prior year. This improvement is attributable primarily to increased energy sales and a rate increase under the Environmental Compliance Overview Plan (ECO Plan) of $3.7 million annually which became effective in May 1995.

    A comparison of 1994 to 1993 reflects an increase in 1994 earnings of $6.7 million. Earnings in 1994 increased due to higher energy sales and increases in retail and wholesale rates.

    In July 1993, a retail rate increase of $6.4 million annually became effective under the Company's Performance Evaluation Plan (PEP). Effective April 1994, retail rates increased by $7.6 million annually under the ECO Plan. Also, effective in April 1994 was a $3.6 million wholesale rate increase.

Revenues

The following table summarizes the factors impacting operating revenues for the past three years:

                                     Increase (Decrease)
                                       from Prior Year
                              -----------------------------------
                                 1995         1994         1993
                              -----------------------------------
                                      (in thousands)
    Retail --
       Change in base
        rates (PEP and
        ECO Plan)            $  2,694       $9,314    $   5,079
       Sales growth             4,045        9,560        5,606
       Weather                  4,513        1,752        4,735
       Fuel cost
        recovery
        and other               3,806        6,594       15,028
    -------------------------------------------------------------
    Total retail               15,058       27,220       30,448
    -------------------------------------------------------------
    Sales for resale --
       Non-affiliates           3,698        4,611        3,298
       Affiliates              (1,847)      (5,981)       5,464
    -------------------------------------------------------------
    Total sales for
       resale                   1,851       (1,370)       8,762
    Other operating
       revenues                   482       (1,571)       1,226
    -------------------------------------------------------------
    Total operating
       revenues               $17,391      $24,279      $40,436
    =============================================================
    Percent change                3.5%         5.1%         9.3%
    -------------------------------------------------------------

    Retail revenues of $410 million in 1995 increased 3.8 percent over the prior year, compared with increases of 7.4 percent and 9.0 percent in 1994 and 1993, respectively. The increase in retail revenues for 1995 was a result of growth in energy sales of 6.7% and 6.2% to commercial and residential customers, respectively, due to above normal summer temperatures. Additionally in 1995, an increase in the number of customers and a retail rate increase from the ECO Plan had a positive effect on retail revenues. A comparison of retail revenues of 1994 to 1993 reflects an increase resulting from growth in energy sales and customers and retail and wholesale rate increases. Changes in base rates reflect rate changes made under the PEP and ECO Plan.

    Under the fuel cost recovery provision, recorded fuel revenues are equal to recorded fuel expenses, including the fuel component and the operation and maintenance component of purchased energy. Therefore, changes in recoverable

Mississippi Power Company 1995 Annual Report


fuel expenses are offset with corresponding changes in fuel revenues and have no effect on net income.

    Included in sales for resale to non-affiliates are revenues from rural electric cooperative associations and municipalities located in southeastern Mississippi. Energy sales to these customers increased 13.1 percent in 1995 and
7.8 percent in 1994 with the related revenues rising 16.7 percent and 14.0 percent, respectively. The customer demand experienced by these utilities is determined by factors very similar to Mississippi Power's.

    Sales for resale to non-territorial utilities are primarily under long-term contracts consisting of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. Under these long-term contracts, the capacity and energy components were:

                            1995          1994         1993
                        -------------------------------------
                                    (in thousands)
   Capacity              $   268      $  1,965    $   4,191
   Energy                  3,627         8,473       12,120
   ==========================================================
   Total                  $3,895       $10,438      $16,311
   ==========================================================

    Capacity revenues for Mississippi Power varied due to changes in the contracts and in the allocation of transmission capacity revenues throughout the Southern electric system. Most of the Company's capacity revenues are derived from transmission charges.

    Sales to affiliated companies within the Southern electric system will vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have no material impact on earnings.

    Below is a breakdown of kilowatt-hour sales for 1995 and the percent change for the last three years:

                         Amount           Percent Change
     (millions of      -----------   ------------------------------
    kilowatt-hours)       1995         1995        1994       1993
                       ----------    ------------------------------
   Residential           2,041          6.2%       (0.4)%      6.9%
   Commercial            2,242          6.7         8.6        6.8
   Industrial            3,813         (0.9)        6.2        2.5
   Other                    39          1.1        (0.5)       0.3
                       ----------
   Total retail          8,135          2.9         5.1        4.7
   Sales for
      resale --
       Non-affiliates    2,493         (2.4)        0.4       (5.3)
       Affiliates          244         39.7       (59.2)      52.2
                       ----------
   Total                10,872          2.2%        1.3%       3.3%
   ================================================================

    Total retail energy sales in 1995 increased, compared to the previous year, due to both weather influences and the continued improving economy within the Company's service area, related primarily to the casino industry. In 1994, the most notable factor that increased commercial energy sales above the 1993 level was the establishment of casinos within the Company's service area. While the Company expects the number of new casinos to slow appreciably, it anticipates continued growth in ancillary services such as lodging, food, transportation, etc. Also, energy demand is expected to grow as a result of a larger and more fully employed population.

    In addition to the previously discussed long-term contracts, energy sales to non-affiliates include economy sales and amounts sold under short-term contracts. Sales for resale to non-affiliates are influenced by those utilities' own customer demand, plant availability, and the cost of their predominant fuels -- oil and natural gas.

Expenses

Total operating expenses for 1995 increased from 1994 due to higher fuel expenses, increased other operation expenses and increased depreciation and amortization. Expenses in 1994 were higher than 1993 primarily because of higher taxes and an increase in maintenance expenses and depreciation and amortization.

      Fuel costs constitute the single largest expense for Mississippi Power. These costs increased in 1995 due to a 13.0% increase in generation caused by higher demand for energy throughout the Southern electric system. Further, this

Mississippi Power Company 1995 Annual Report


increased demand for energy resulted in higher purchased power costs from the non-affiliates and lower purchased power costs from the affiliates of the Southern electric system. Fuel expenses in 1994, compared to 1993, were lower due to decreased generation reflecting lower demand.

    Purchased power consists primarily of energy purchases from the affiliates of the Southern electric system. Purchased power transactions (both sales and purchases) among Mississippi Power and its affiliates will vary from period to period depending on demand and the availability and variable production cost at each generating unit in the Southern electric system.

      The amount and sources of energy supply, the average cost of fuel per net kilowatt-hour generated, and the total average cost of energy supply (including purchased power) were as follows:

                                 1995       1994      1993
                                ------------------------------
Total generation
   (millions of
   kilowatt-hours)              8,368      7,408     7,836
Sources of generation
   generation (percent) --
     Coal                          58         56        64
     Gas                           15         10         7
     Oil                            *          *         *
     Purchased Power               27         34        29
Average cost of fuel per
   net kilowatt-hour
   generated (cents) --
     Coal                        1.58       1.67      1.66
     Gas                         2.32       2.56      2.99
     Oil                         6.21       4.15      2.85
Total average cost
   of energy supply              1.53       1.55      1.58
--------------------------------------------------------------
* Not meaningful because of minimal generation from the fuel source.

    Other operation expenses increased in 1995 due to an increase in generation, emission allowance expenses of $2.6 million and an increase in costs associated with work force reduction programs. (See Note 2 to the financial statements for information on these work force reduction programs.) This increase in expenses was offset by a decrease in maintenance costs for 1995, when compared to 1994. In 1994, work force reduction programs contributed to the increase in other operation expenses above the recorded 1993 level.

    Depreciation and amortization increased in 1995, compared to 1994, due to additional plant investments. In 1994, depreciation and amortization expenses rose above 1993 primarily due to the addition in May 1994 of a 75 megawatt combustion turbine unit.

    In 1995, taxes other than income taxes rose above the amount recorded for 1994 due to higher municipal franchise taxes. Taxes other than income taxes increased in 1994, when compared to 1993, because of higher ad valorem taxes, which are property based, and municipal franchise taxes, which are revenue based.

    The change in income taxes between 1995 and 1994 reflects the change in operating income. The increase in income taxes in 1994 when compared to 1993 mirrored the increase in operating income.

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

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from regulatory matters to energy sales growth to a less regulated more competitive environment. Expenses are subject to constant review and cost control programs. Mississippi Power is also maximizing the utility of invested capital and minimizing the need for capital by refinancing, decreasing the average fuel stockpile, raising generating plant availability and

Mississippi Power Company 1995 Annual Report


efficiency, and aggressively controlling the construction budget. Operating revenues will be affected by any changes in rates under the PEP, the Company's performance based ratemaking plan, and the ECO Plan. PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place.

    The ECO Plan, provides for recovery of costs associated with environmental projects approved by the Mississippi Public Service Commission (MPSC), most of which are required to comply with Clean Air Act Amendments of 1990 (Clean Air
Act) regulations. The ECO Plan is operated independently of PEP. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

    The Federal Energy Regulatory Commission (FERC) regulates wholesale rate schedules and power sales contracts that Mississippi Power has with its sales for resale customers. The FERC is currently reviewing the rate of return on common equity included in these schedules and contracts and may require such returns to be lowered, possibly retroactively.

    Further discussion of PEP, the ECO Plan, and proceedings before the FERC is made in Note 3 to the financial statements herein.

    Future earnings in the near term will depend upon growth in energy sales, which are subject to a number of factors. Traditionally, these factors have included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in Mississippi Power's service area. However, the Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Southern Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows Independent Power Producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This may enhance the incentive of IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess generation to other utilities. Although the Energy Act does not require transmission access to retail customers, retail wheeling initiatives are rapidly evolving and becoming very prominent issues in several states. In order to address these initiatives, numerous questions must be resolved with the most complex ones relating to transmission pricing and recovery of stranded investments. As the initiatives become a reality, the structure of the utility industry could radically change. Therefore, unless Mississippi Power remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings. Conversely, being the low-cost producer could provide significant opportunities to increase market share and profitability.

    Mississippi Power is subject to the provisions of Financial Accounting Standards Board Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities," for additional information.

New Accounting Standards

The FASB has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted the new rules January 1, 1996, with no material effect on the financial statements. However, this conclusion may change in the future as competitive factors influence wholesale and retail pricing in the utility industry.

Mississippi Power Company 1995 Annual Report


FINANCIAL CONDITION

Overview

The principal changes in Mississippi Power's financial condition during 1995 were gross property additions to utility plant of $68 million. Funding for gross property additions and other capital requirements came primarily from earnings and other operating cash flows and from the sale of first mortgage bonds and pollution control bonds. The Statements of Cash Flows provide additional details.

Financing Activity

Mississippi sold $30 million of first mortgage bonds and $10.6 million of pollution control bonds during 1995. Retirements, including maturities during 1995, primarily related to other long-term debt, totaled some $42 million of securities. (See the Statements of Cash Flows for further details.) Composite financing rates for the years 1993 through 1995 as of year-end were as follows:

                                   1995      1994     1993
                                 -----------------------------
   Composite interest rate on
       long-term debt              6.63%     6.44%    6.57%

   Composite preferred stock
       dividend rate               6.58%     6.58%    6.58%
   -----------------------------------------------------------

Capital Structure

At year-end 1995, the Company's ratio of common equity to total capitalization, excluding long-term debt due within one year, was 50.8 percent, compared to 48.7 percent in 1994. The increase in equity ratio in 1995 is attributed to a decrease in long-term debt and additional retained earnings.

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $182 million ($67 million in 1996, $62 million in 1997, and $53 million in 1998). The major emphasis within the construction program will be on upgrading existing facilities. Also included in the estimates for property additions for the three-year period is $5.3 million committed to meeting the requirements of Clean Air Act regulations. Revisions may be necessary because of factors such as changes in business conditions, revised load projections, the availability and cost of capital, and changes in environmental regulations.

Other Capital Requirements

In addition to the funds required for the Company's construction program, approximately $92.3 million will be required by the end of 1998 for present sinking fund requirements and maturities of long-term debt. Mississippi Power plans to continue, when economically feasible, to retire higher cost debt and preferred stock and replace these obligations with lower-cost capital.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- has significantly impacted Mississippi Power and the other operating companies of The Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating plants in the Southern electric system. As a result of The Southern Company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

    In 1995, the Environmental Protection Agency (EPA) began issuing annual sulfur dioxide emission allowances through the allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for issuing allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

    The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The Southern Company's sulfur dioxide compliance strategy is designed to take advantage of allowances as a compliance option.

    The Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which has required some equipment upgrades. This compliance strategy resulted in unused emission

Mississippi Power Company 1995 Annual Report


allowances being banked for later use. Compliance with nitrogen oxide emission limits was achieved by installation of new control equipment at 22 of the original 28 affected generating units. Construction expenditures for Phase I compliance totaled approximately $320 million through 1995 for The Southern Company, of which Mississippi Power's portion was approximately $65 million.

    For Phase II sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet Phase II limits. Therefore, during the period 1996 to 2000, current compliance strategy for The Southern Company could require total estimated construction expenditures of approximately $150 million, of which Mississippi Power's portion is approximately $5 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

    An average increase of up to 2 percent in revenue requirements from customers could be necessary to fully recover the Company's cost of compliance for both Phase I and II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

    Mississippi Power's ECO Plan is designed to allow recovery of costs of compliance with the Clean Air Act, as well as other environmental statutes and regulations. The MPSC reviews environmental projects and the Company's environmental policy through the ECO Plan. Under the ECO Plan, any increase in the annual revenue requirement is limited to 2 percent of retail revenues. However, the plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. Mississippi Power's management believes that the ECO Plan provides for recovery of the Clean Air Act costs. Under the ECO Plan, the Company had annual retail rate increases of $2.6 million, $7.6 million and $3.7 million in the years 1993, 1994 and 1995, respectively. On January 29, 1996, the Company filed the ECO Plan with the MPSC requesting an annual retail rate decrease of $3.0 million.

    Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The EPA is scheduled to submit a report to Congress on the results of this study during 1996. The report will include a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standard could result in significant additional costs. The impact of new standards -- if any -- will depend on the development and implementation of applicable regulations.

    The EPA is evaluating the need to revise the ambient air quality standards for particulate matter and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

    In 1996, the EPA may issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

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

    The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. Upon identifying potential sites, the Company conducts studies, when possible, to determine the extent of any required cleanup costs. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. A currently owned site where manufactured gas plant operations were located prior to the Company's ownership was investigated for potential remediation. The remedial investigation has been concluded and is pending approval by the

Mississippi Power Company 1995 Annual Report


Mississippi Department of Environmental Quality. In recognition of probable further study and remediation, the Company in 1995 recorded a liability and a deferred debit (regulatory asset) of $1.8 million, including feasibility study costs. The Company recognizes such costs as they are incurred and recovers them under the ECO Plan as provided in the Company's 1995 ECO order. If this site were required to be remediated, industry studies show the Company could incur cleanup costs ranging from $1.5 million to $10 million before giving consideration to possible recovery of clean-up costs from other parties.

    Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

    Compliance with possible new legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Sources of Capital

At December 31, 1995, the Company had $70 million of committed credit in revolving credit agreements and also had $27 million of committed short-term credit lines. The Company had no short-term notes payable outstanding at year end 1995.

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


STATEMENTS OF INCOME
For the Years Ended December 31, 1995, 1994, and 1993
Mississippi Power Company 1995 Annual Report

-------------------------------------------------------------------------------------------------------------------
                                                                           1995             1994              1993
-------------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)

Operating Revenues (Notes 1 and 3):
Revenues                                                          $     508,862    $     489,624     $     459,364
Revenues from affiliates                                                  7,691            9,538            15,519
-------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                516,553          499,162           474,883
-------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                  111,071          102,216           113,986
  Purchased power from non-affiliates                                     6,019            2,711             2,198
  Purchased power from affiliates                                        57,777           68,543            58,019
  Other                                                                 107,296           97,988           100,381
Maintenance                                                              39,627           45,785            44,001
Depreciation and amortization                                            39,224           35,716            33,099
Taxes other than income taxes                                            42,443           41,742            37,145
Federal and state income taxes (Note 8)                                  34,486           31,386            22,668
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                437,943          426,087           411,497
-------------------------------------------------------------------------------------------------------------------
Operating Income                                                         78,610           73,075            63,386
Other Income (Expense):
Allowance for equity funds used during construction                         366            1,099             1,010
Interest income                                                             199               87               517
Other, net                                                                4,596            2,033             3,971
Income taxes applicable to other income                                  (1,006)            (227)           (1,158)
-------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                           82,765           76,067            67,726
-------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                               21,898           19,725            17,688
Allowance for debt funds used during construction                          (399)          (1,039)             (788)
Interest on notes payable                                                 1,141            1,442             1,000
Amortization of debt discount, premium, and expense, net                  1,510            1,479             1,262
Other interest charges                                                    1,185              404               728
-------------------------------------------------------------------------------------------------------------------
Net interest charges                                                     25,335           22,011            19,890
-------------------------------------------------------------------------------------------------------------------
Net Income                                                               57,430           54,056            47,836
Dividends on Preferred Stock                                              4,899            4,899             5,400
-------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                     $      52,531    $      49,157     $      42,436
===================================================================================================================
The accompanying notes are an integral part of these statements.

                                       11-194


STATEMENTS OF CASH FLOWS
For the Years ended December 31, 1995, 1994, and 1993
Mississippi Power Company 1995 Annual Report

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1995             1994              1993
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)

Operating Activities:
Net income                                                                       $      57,430    $      54,056     $      47,836
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                  51,588           47,827            45,660
         Deferred income taxes                                                            (480)           1,563             5,039
         Allowance for equity funds used during construction                              (366)          (1,099)           (1,010)
         Other, net                                                                      5,704            5,230             3,005
         Changes in certain current assets and liabilities --
            Receivables, net                                                            (8,758)           3,066            (4,347)
            Inventories                                                                  3,962           (9,856)           11,119
            Payables                                                                    17,421           (8,754)            4,133
            Other                                                                          681            3,334            (8,033)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            127,182           95,367           103,402
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                               (67,570)        (104,014)         (139,976)
Other                                                                                   (1,697)         (14,087)            7,562
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                 (69,267)        (118,101)         (132,414)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Capital contributions                                                                   -           25,000            30,036
     Preferred stock                                                                         -                -            23,404
     First mortgage bonds                                                               30,000           35,000            70,000
     Pollution control bonds                                                            10,600                -            38,875
     Other long-term debt                                                                    -           85,310                 -
Retirements:
     Preferred stock                                                                         -                -           (23,404)
     First mortgage bonds                                                               (1,625)         (32,628)          (51,300)
     Pollution control bonds                                                               (10)             (10)          (25,885)
     Other long-term debt                                                              (40,689)          (9,299)           (8,170)
Notes payable, net                                                                           -          (40,000)            9,000
Payment of preferred stock dividends                                                    (4,899)          (4,899)           (5,400)
Payment of common stock dividends                                                      (39,400)         (34,100)          (29,000)
Miscellaneous                                                                             (568)          (1,201)           (5,683)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for)  financing activities                                (46,591)          23,173            22,473
----------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                                 11,324              439            (6,539)
Cash and Cash Equivalents at Beginning of Year                                           1,317              878             7,417
-----------------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents  at End of Year                                        $      12,641    $       1,317     $         878
==================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                              $23,308          $19,196           $15,697
     Income taxes                                                                       36,908           31,115            29,009
----------------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 1995 and 1994
Mississippi Power Company 1995 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                  1995               1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (in thousands)

Utility Plant:
Plant in service, at original cost (Notes 1 and 6)                                           $     1,434,327    $     1,385,032
Less accumulated provision for depreciation                                                          499,308            477,098
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     935,019            907,934
Construction work in progress                                                                         41,210             44,838
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                976,229            952,772
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                                         4,160              3,353
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                             12,641              1,317
Receivables-
  Customer accounts receivable                                                                        30,761             27,865
  Other accounts and notes receivable                                                                  9,438              6,599
  Affiliated companies                                                                                 9,213              6,058
  Accumulated provision for uncollectible accounts                                                      (802)              (670)
Fossil fuel stock, at average cost                                                                    15,666             16,885
Materials and supplies, at average cost                                                               22,558             25,301
Current portion of deferred fuel charges  (Note 5)                                                     1,546              1,068
Current portion of accumulated deferred income taxes (Note 8)                                          5,180              5,410
Prepaid federal income taxes                                                                               -              5,019
Prepayments                                                                                            2,404                760
Vacation pay deferred                                                                                  4,715              4,588
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                113,320            100,200
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
Debt expense and loss, being amortized                                                                10,039             10,929
Deferred fuel charges (Note 5)                                                                             -              9,000
Deferred charges related to income taxes (Note 8)                                                     23,384             25,036
Deferred early retirement program costs (Note 2)                                                       7,286             11,286
Miscellaneous                                                                                         14,535             11,135
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                 55,244             67,386
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                 $     1,148,953    $     1,123,711
================================================================================================================================
The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 1995 and 1994
Mississippi Power Company 1995 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                                                          1995               1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (in thousands)

Capitalization (See accompanying statements):
Common stock equity                                                                          $       374,884    $       361,753
Preferred stock                                                                                       74,414             74,414
Long-term debt                                                                                       288,820            306,522
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                738,118            742,689
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Long-term debt due within one year (Note 10)                                                          57,229             41,199
Accounts payable-
  Affiliated companies                                                                                13,646              3,337
  Other                                                                                               37,129             31,144
Customer deposits                                                                                      2,716              2,712
Taxes accrued-
  Federal and state income                                                                                97                433
  Other                                                                                               31,816             31,224
Interest accrued                                                                                       4,701              4,427
Miscellaneous                                                                                         13,453             14,613
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                160,787            129,089
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                                           129,711            129,505
Accumulated deferred investment tax credits                                                           29,773             31,228
Deferred credits related to income taxes (Note 8)                                                     43,266             45,832
Accumulated provision for property damage (Note 1)                                                    12,018             10,905
Miscellaneous                                                                                         35,280             34,463
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                250,048            251,933
--------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 2, 3, 4, and 5)
Total Capitalization and Liabilities                                                         $     1,148,953    $     1,123,711
================================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CAPITALIZATION
At December 31, 1995 and 1994
Mississippi Power Company 1995 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                          1995            1994        1995        1994
---------------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)        (percent of total)
Common Stock Equity:
Common stock, without par value --
       Authorized -- 1,130,000 shares
       Outstanding -- 1,121,000 shares in
          1995 and 1994                                          $      37,691   $      37,691
Paid-in capital                                                        179,362         179,362
Premium on preferred stock                                                 372             372
Retained earnings  (Note 11)                                           157,459         144,328
---------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                              374,884         361,753          50.8%        48.7%
---------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$100 par value --
       Authorized -- 1,244,139 shares
       Outstanding -- 744,139 shares in 1995
          and 1994
          4.40%                                                          4,000           4,000
          4.60%                                                          2,010           2,010
          4.72%                                                          5,000           5,000
          6.32%                                                         15,000          15,000
          6.65%                                                          8,404           8,404
          7.00%                                                          5,000           5,000
          7.25%                                                         35,000          35,000
---------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $4,899,000)                       74,414          74,414          10.1        10.0
---------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
       Maturity                    Interest Rates
       March 1, 1998               5 3/8%                               35,000          35,000
       August 1, 2000              6 5/8%                               40,000          40,000
       March 1, 2004               6.60%                                35,000          35,000
       May 1, 2021                 9 1/4%                               45,447          47,072
       June 1, 2023                7.45%                                35,000          35,000
       December 1, 2025            6 7/8%                               30,000               -
---------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                             220,447         192,072
Pollution control obligations (Note 9)                                  73,745          63,155
Other long-term debt (Note 9)                                           55,000          95,689
Unamortized debt premium (discount), net                                (3,143)         (3,195)
---------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
       requirement--$23,135,000)                                       346,049         347,721
Less amount due within one year (Note 10)                               57,229          41,199
---------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                    288,820         306,522          39.1        41.3
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                             $     738,118   $     742,689         100.0%       100.0%
===========================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1995, 1994, and 1993
Mississippi Power Company 1995 Annual Report

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1995             1994              1993
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)

Balance at Beginning of Period                                                   $     144,328    $     129,343     $     118,429
Net income after dividends on preferred stock                                           52,531           49,157            42,436
Cash dividends on common stock                                                         (39,400)         (34,100)          (29,000)
Preferred stock transactions and other, net                                                 -              (72)           (2,522)
==================================================================================================================================
Balance at End of Period (Note 11)                                               $     157,459    $     144,328     $     129,343
==================================================================================================================================



STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1995, 1994, and 1993

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1995             1994              1993
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)

Balance at Beginning of Period                                                   $     179,362    $     154,362     $     124,326
Contributions to capital by parent company                                                   -           25,000            30,036
==================================================================================================================================
Balance at End of Period                                                         $     179,362    $     179,362     $     154,362
==================================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Mississippi Power Company 1995 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Mississippi Power Company is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), Southern Communications Services (Southern Communications), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), and The Southern Development and Investment Group (Southern Development), and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four southeastern states. Contracts among the companies--dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission. SCS provides, at cost, specialized services to The Southern Company and to the subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Electric designs, builds, owns, and operates power production and delivery facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants. Southern Development develops new business opportunities related to energy products and services.

    The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. Mississippi Power is also subject to regulation by the FERC and the Mississippi Public Service Commission (MPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the respective commissions. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and the actual results may differ from those estimates.

    Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Regulatory Assets and Liabilities

Mississippi Power is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets as of December 31 relate to: (in thousands)

                                            1995         1994
                                       -------------------------
Deferred income taxes                     $23,384      $25,036
Vacation pay                                4,715        4,588
Work force reduction costs                  7,286       11,286
Deferred fuel charges                       1,546       10,068
Premium on reacquired debt                  8,509        9,571
Deferred environmental costs                1,713            -
Property damage reserve                   (12,018)     (10,905)
Deferred income tax credits               (43,266)     (45,832)
Other, net                                 (2,658)      (3,383)
================================================================
Total                                    $(10,789)    $    429
================================================================

    In the event that a portion of the Company's operations is no longer subject to the provisions of Statement No. 71, the Company would be required to write off the related regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to other assets, including plant, and, if impaired, to write down the assets to their fair value.

Revenues

Mississippi Power accrues revenues for service rendered but unbilled at the end of each fiscal period. The Company's retail and wholesale rates include provisions to adjust billings for fluctuations in fuel and the energy component of purchased power. Retail rates also include provisions to adjust billings for

Mississippi Power Company 1995 Annual Report


fluctuations in costs for ad valorem taxes and certain qualifying environmental costs. Revenues are adjusted for differences between actual allowable amounts and the amounts included in rates.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1995, uncollectible accounts continued to average less than 1 percent of revenues.

Depreciation

Depreciation of the original cost of depreciable utility plant in service is provided by using composite straight-line rates which approximated 3.2 percent in 1995 and 1994, and 3.1 percent in 1993. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of removal of other facilities.

Income Taxes

Mississippi Power uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used to capitalize the cost of funds devoted to construction were 8.0 percent in 1995, 6.9 percent in 1994, and 6.8 percent in 1993. AFUDC (net of income taxes), as a percent of net income after dividends on preferred stock, was 1.2 percent in 1995, and 3.5 percent in 1994 and 1993.

Utility Plant

Utility plant is stated at original cost. This cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense except for the maintenance of coal cars and a portion of the railway track maintenance, which are charged to fuel stock. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, all financial instruments of the Company for which the carrying amount does not approximate fair value, must be disclosed. At December 31, 1995, the fair value of long-term debt was $355 million and the carrying amount was $346 million. At December 31, 1994, the fair value of long-term debt was $331 million and the carrying amount was $348 million. The fair value for long-term debt was based on either closing market price or closing price of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when used or installed.

Mississippi Power Company 1995 Annual Report


Provision for Property Damage

Mississippi Power is self-insured for the cost of storm, fire and other uninsured casualty damage to its property, including transmission and distribution facilities. As permitted by regulatory authorities, the Company provided for such costs by charges to income of $1.5 million in 1995, $1.1 million in 1994 and $1.5 million in 1993. The cost of repairing damage resulting from such events that individually exceed $50 thousand is charged to the accumulated provision to the extent it is available. Effective January 1995, regulatory treatment by the MPSC allowed a maximum accumulated provision of $18 million. As of December 31, 1995, the accumulated provision amounted to $12.0 million.

2.  RETIREMENT BENEFITS

Pension Plan

Mississippi Power has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits are based on one of the following formulas: years of service and final average pay or years of service and a flat-dollar benefit. The Company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trust are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

Postretirement Benefits

Mississippi Power also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Trusts are funded to the extent required by the Company's regulatory commissions. Amounts funded are primarily invested in debt and equity securities.

    FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." The cost of postretirement benefits is reflected in rates on a current basis.

Funded Status and Cost of Benefits

The following tables show actuarial results and assumptions for pension and postretirement benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

                                                 Pension
                                         ------------------------
                                             1995        1994
                                         ------------------------
                                             (in thousands)
   Actuarial present value of benefit
    obligation:
        Vested benefits                   $91,322     $80,603
        Non-vested benefits                 4,264       2,966
   --------------------------------------------------------------
   Accumulated benefit obligation          95,586      83,569
   Additional amounts related to
      projected salary increases           28,545      27,292
   --------------------------------------------------------------
   Projected benefit obligation           124,131     110,861
   Less:
      Fair value of plan assets           170,481     145,598
      Unrecognized net gain               (47,034)    (37,485)
      Unrecognized prior service cost       2,868       3,109
      Unrecognized transition asset        (6,001)     (6,635)
   --------------------------------------------------------------
   Prepaid asset (accrued liability)
      recognized in the
      Balance Sheets                      $(3,817)    $(6,274)
   ==============================================================



                                       Postretirement Benefits
                                       ------------------------
                                           1995         1994
                                       ------------------------
                                             (in thousands)
   Actuarial present value of benefit
    obligation:
       Retirees and dependents          $22,575      $22,833
       Employees eligible to retire       1,709          774
       Other employees                   17,908       22,851
   ------------------------------------------------------------
   Accumulated benefit obligation        42,192       46,458
   Less:
       Fair value of plan assets          8,700        6,608
       Unrecognized net loss (gain)       4,160        1,751
       Unrecognized transition
        obligation                        7,044       18,668
   ------------------------------------------------------------
   Accrued liability recognized in
       the Balance Sheets               $22,288      $19,431
   ============================================================

Mississippi Power Company 1995 Annual Report


    In 1995, The Southern Company's subsidiaries announced a cost sharing program for postretirement benefits. The program establishes limits on amounts the companies will pay to provide future retiree postretirement benefits. This change reduced the Company's 1995 accumulated postretirement benefit obligation by approximately $10.5 million.

    The weighted average rates assumed in the above actuarial calculations were:

                                1995        1994        1993
                              ---------------------------------
   Discount                      7.3%        8.0%        7.5%
   Annual salary increase        4.8         5.5         5.0
   Long-term return on
     plan assets                 8.5         8.5         8.5
   ------------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.8 percent for 1995, decreasing gradually to 5.3 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation as of December 31, 1995, by $3.3 million and the aggregate of the service and interest cost components of the net retiree cost by $0.8 million.

    Components of the plans' net cost are shown below:

                                               Pension
                                 --------------------------------
                                   1995         1994       1993
                                 --------------------------------
                                           (in thousands)
   Benefits earned during
      the year                   $ 3,636     $ 3,780     $ 3,792
   Interest cost on
      projected benefit
      obligation                   8,434       7,503       7,296
   Actual (return) loss on
      plan assets                (32,232)      3,244     (20,017)
   Net amortization and
      deferral                    18,650     (16,048)      8,741
   ==============================================================
   Net pension income           $ (1,512)   $ (1,521)   $   (188)
   ==============================================================

    Of the above net pension income, $(1.1) million in both 1995 and 1994, and $(170) thousand in 1993 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.


                                            Postretirement Benefits
                                     ---------------------------------
                                        1995          1994      1993
                                     ---------------------------------
                                                 (in thousands)
   Benefits earned during the year    $1,525        $1,760    $1,448
   Interest cost on accumulated
      benefit obligation               3,442         3,251     2,811
   Amortization of transition
      obligation over 20 years         1,027         1,043     1,051
   Actual (return) loss on
      plan assets                     (1,436)          132      (814)
   Net amortization and deferral         851          (575)      343
   ==================================================================
   Net postretirement costs           $5,409        $5,611    $4,839
   ==================================================================

    Of the above net postretirement costs recorded, $3.9 million in 1995, $4.4 million in 1994, and $3.9 million in 1993 were charged to operating expense.

Work Force Reduction Programs

During 1994, Mississippi Power and SCS instituted work force reduction programs. The costs of the SCS work force reduction program were apportioned among the various entities that form the Southern electric system, with the Company's portion amounting to $1.4 million. The Company instituted an early retirement incentive program in April 1994 and deferred the related costs of approximately $12.9 million. The Company received authority from the MPSC to defer these costs, as well as its portion of the costs of the SCS program, and to amortize over a period not to exceed 60 months, beginning no later than January 1995. The Company expensed $4.0 million and $3.0 million of the cost of these programs in 1995 and 1994, respectively.

3.  LITIGATION AND REGULATORY MATTERS

Retail Rate Adjustment Plans

Mississippi Power's retail base rates are set under a Performance Evaluation Plan (PEP). In January 1994, the MPSC approved PEP-2. PEP-2 was designed with the MPSC objectives that the plan would reduce the impact of rate changes on the customer and provide incentives for Mississippi Power to keep customer prices low. PEP-2 includes a mechanism for sharing rate adjustments based on the Company's ability to maintain low rates for customers and on the Company's performance as measured by three indicators that emphasize price and service to the customer. PEP-2 provides for semiannual evaluations of Mississippi's

Mississippi Power Company 1995 Annual Report


performance-based return on investment. Any change in rates is limited to 2 percent of retail revenues per evaluation period. PEP-2 will remain in effect until the MPSC modifies or terminates the plan. During 1995 and 1994, there were no increases under PEP-2.

FERC Reviews Equity Returns

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the operating companies' wholesale rate schedules and contracts that have a return on equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power and other similar contracts, including the Company's Transmission Facilities Agreement (TFA) discussed in
Note 5 under "Lease Agreements." Any change in the rate of return on common equity that may require refunds as a result of this proceeding would be substantially for the period beginning in July 1991 and ending in October 1992.

    In August 1992, a FERC administrative law judge issued an opinion that changes in rate schedules and contracts were not necessary and that the FERC staff failed to show how any changes were in the public interest. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

    In August 1994, the FERC instituted another proceeding based on substantially the same issues as in the 1991 proceeding. The second period under review for possible refunds was from October 1994 through December 1995. In November 1995, a FERC administrative law judge issued an opinion that the FERC staff failed to meet its burden of proof, and therefore, no change in the equity return was necessary. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

    If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings and refunds were ordered, the amount of refunds could range up to approximately $2.0 million at December 31, 1995. However, management believes that rates are not excessive, and that refunds are not justified.

Environmental Compliance Overview Plan

The MPSC approved Mississippi Power's ECO Plan in 1992. The plan establishes procedures to facilitate the MPSC's overview of the Company's environmental strategy and provides for recovery of costs associated with environmental projects approved by the MPSC. In November 1995, the MPSC ordered a change in accounting treatment allowing emission allowance expenses to be recovered through the Company's fuel adjustment clause, and emission allowance inventory costs to be recovered through PEP-2 rather than through the ECO Plan. Under the ECO Plan any increase in the annual revenue requirement is limited to 2 percent of retail revenues. However, the plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. The ECO Plan has resulted in annual retail rate increases, the latest being an increase of $3.7 million, effective in May 1995 which included $1.6 million of 1994 carryover. On January 29, 1996, the Company filed the ECO Plan with the MPSC requesting an annual retail rate decrease of $3.0 million.

    Mississippi Power conducts studies, when possible, to determine the extent of any required clean-up costs. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. A currently owned site where manufactured gas plant operations were located prior to the Company's ownership was investigated for potential remediation. The remedial investigation has been concluded and is pending approval by the Mississippi Department of Environmental Quality. In recognition of probable further study and remediation, the Company in 1995 recorded a liability and a deferred debit (regulatory asset) of $1.8 million, including feasibility study costs. The Company recognizes such costs as they are incurred and recovers them under the ECO Plan as provided in the Company's 1995 ECO order. If this site were required to be remediated, industry studies show the Company could incur cleanup costs ranging from $1.5 million to $10 million before giving consideration to possible recovery of clean-up costs from other parties.

4.  CONSTRUCTION PROGRAM

Mississippi Power is engaged in continuous construction programs, the costs of which are currently estimated to total some $67 million in 1996, $62 million in 1997, and $53 million in 1998. These estimates include AFUDC of $1.3 million in

Mississippi Power Company 1995 Annual Report


1996, and $0.3 million in both 1997 and 1998.

    The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment and materials; and cost of capital. The Company does not have any new generating plants under construction. However, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

5.  FINANCING AND COMMITMENTS

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

    At December 31, 1995, Mississippi Power had unused committed credit agreements with banks for $27 million. Additionally, Mississippi Power had $70 million of unused committed credit agreements in the form of revolving credit agreements expiring at various dates during 1996 and in 1998. The agreements expiring December 1, 1998, for $40 million allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option. In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks. The Company had no short-term borrowings outstanding at year-end 1995.

Assets Subject to Lien

Mississippi Power's mortgage indenture dated as of September 1, 1941, as amended and supplemented, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all the Company's fixed property and franchises.

Lease Agreements

In 1984, Mississippi Power and Gulf States Utilities Company (Gulf States) entered into a forty-year transmission facilities agreement whereby Gulf States began paying a use fee to the Company covering all expenses relative to ownership and operation and maintenance of a 500 kV line, including amortization of its original $57 million cost. For the three years ended 1995 use fees collected under this agreement, net of related expenses, amounted to $3.8 million each year, and are included with other income, net, in the Statements of Income. For more information see Note 3 under "FERC Reviews Equity Returns."

    In 1989, Mississippi Power entered into a twenty-two year lease agreement for the use of 495 aluminum railcars. In 1994, a second lease agreement for the use of 250 additional aluminum railcars was also entered into for twenty-two years. Both of these leases, totaling 745 railcars, were for the transport of coal at Plant Daniel. Gulf Power, as joint owner of Plant Daniel, is responsible for one half of the lease cost. The Company's share (50%) of the leases is charged to fuel inventory and allocated to fuel expense as the fuel is consumed. The lease cost charged to inventory was $1.7 million in 1995 and $1.2 million in both 1994 and 1993. The Company's annual lease payments for 1996 through 2000 will be approximately $1.7 million and after 2000, lease payments total approximately $22.4 million. The Company has the option to purchase the 745 railcars at the greater of the termination value or the fair market value, or to renew the leases at the end of the lease term.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, Mississippi Power has entered into various long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum production levels, and other financial commitments. Total estimated obligations were approximately $227 million at December 31, 1995.

Mississippi Power Company 1995 Annual Report


Additional commitments for fuel will be required in the future to supply the Company's fuel needs.

    In order to take advantage of lower cost coal supplies, agreements were reached in 1986 to terminate two contracts for the supply of coal to Plant Daniel, which is jointly owned by Mississippi Power and Gulf Power, an operating affiliate. The Company's portion of this payment was about $60 million. In accordance with the ratemaking treatment, the cost to terminate the contracts is being amortized to match costs with the savings achieved. The remaining unamortized amount of Mississippi Power's share of payments to the suppliers totaled $1.5 million at December 31, 1995.

6.  JOINT OWNERSHIP AGREEMENTS

Mississippi Power and Alabama Power own as tenants in common Greene County Electric Generating Plant (coal) located in Alabama; and Mississippi Power and Gulf Power own as tenants in common Daniel Electric Generating Plant (coal) located in Mississippi. At December 31, 1995, Mississippi Power's percentage ownership and investment in these jointly owned facilities were as follows:

                                         Company's
   Generating     Total      Percent       Gross      Accumulated
      Plant      Capacity   Ownership    Investment   Depreciation
   ---------------------------------------------------------------
                (Megawatts)                    (in thousands)
   Greene
     County         500         40%       $ 57,957      $ 31,201

   Daniel         1,000         50%        222,367        94,172
   ---------------------------------------------------------------

    Mississippi Power's share of plant operating expenses is included in the corresponding operating expenses in the Statements of Income.

7.  LONG-TERM POWER SALES AGREEMENTS

General

Mississippi Power and the other operating affiliates of The Southern Company have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. The agreements for non-firm capacity expired in 1994. Some of these agreements (unit power sales) are firm commitments and pertain to capacity related to specific generating units. Mississippi Power's participation in firm production capacity unit power sales ended in 1989. However, the Company continues to participate in transmission and energy sales under the unit power sales agreements. Because the energy is generally sold at variable costs under these agreements, only revenues from capacity sales affect profitability. Off-system capacity revenues for the Company have been as follows:

                                     Other
   Year         Unit Power         Long-Term             Total
   ------------------------------------------------------------
                                (in thousands)
   1995           $   268            $     -           $   268
   1994               660              1,305             1,965
   1993             1,571              2,620             4,191

    In 1994, long-term non-firm power of 200 megawatts was sold by the Southern electric system to Florida Power Corporation (FPC) until the contract expired at year-end.

8.  INCOME TAXES

Effective January 1, 1993, Mississippi Power adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption resulted in the recording of additional deferred income taxes and related regulatory assets and liabilities. At December 31, 1995, the tax-related regulatory assets to be recovered from customers were $23 million. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. At December 31, 1995, the tax-related regulatory liabilities to be refunded to customers were $43 million. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and unamortized investment tax credits.

Mississippi Power Company 1995 Annual Report


    Details of the federal and state income tax provisions are shown below:

                                     1995        1994       1993
                                 ---------------------------------
                                           (in thousands)
   Total provision for
      income taxes
   Federal --
      Currently  payable          $32,546     $26,072    $15,842
      Deferred  --current year      5,122       6,313      5,158
                --reversal of
                 prior years       (7,039)     (5,161)      (820)
   ---------------------------------------------------------------
                                   30,629      27,224     20,180
   ---------------------------------------------------------------
   State --
      Currently payable             3,426       3,978      2,945
      Deferred  --current           2,270       1,669      1,339
                --reversal of
                 prior years         (833)     (1,258)      (638)
    --------------------------------------------------------------
                                    4,863       4,389      3,646
   ---------------------------------------------------------------
   Total                           35,492      31,613     23,826
   Less income taxes charged
      to other income               1,006         227      1,158
   ---------------------------------------------------------------
   Federal and state
      income taxes charged
      to operations               $34,486     $31,386    $22,668
   ===============================================================

    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities are as follows:



                                        1995             1994
                                   -----------------------------
                                           (in thousands)
   Deferred tax liabilities:
      Accelerated depreciation      $145,093         $138,281
      Basis differences               10,815           11,645
      Coal contract buyouts              145            3,851
      Other                           16,478           17,908
   -------------------------------------------------------------
   Total                             172,531          171,685
   -------------------------------------------------------------
   Deferred tax assets:
      Other property
       basis differences              25,951           27,375
      Pension and
            other benefits             7,356            5,386
      Property insurance               4,551            4,171
      Unbilled fuel                    3,039            3,649
      Other                            7,103            7,009
   -------------------------------------------------------------
   Total                              48,000           47,590
   -------------------------------------------------------------
   Net deferred tax
      liabilities                    124,531          124,095
   Portion included in
      current assets, net              5,180            5,410
   -------------------------------------------------------------
   Accumulated deferred
      income taxes in the
      Balance Sheets                $129,711         $129,505
   =============================================================

    In 1989, under order of the MPSC, Mississippi Power began amortizing deferred income taxes not covered by the Internal Revenue Service normalization requirements, that had been recorded at rates higher than those specified by the current statutory income tax rules. This amortization occurred over a 60-month period, the effect of which was a reduction of income tax expense of approximately $2.7 million per year. This tax rate differential has been fully amortized.

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $1.5 million in 1995, 1994 and 1993. At December 31, 1995, all investment tax credits available to reduce federal income taxes payable had been utilized.

Mississippi Power Company 1995 Annual Report


    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                    1995       1994      1993
                                   -----------------------------
   Total effective tax rate          38%         37%       33%
   State income tax, net of
      federal income tax benefit     (3)         (3)%      (3)
   Tax rate differential              -           1         4
   Other                              -           -         1
   -------------------------------------------------------------
   Statutory federal tax rate        35%         35%       35%
   =============================================================

    Mississippi Power and the subsidiaries of The Southern Company file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

9.  OTHER LONG-TERM DEBT

Details of other long-term debt are as follows:

                                                December 31,
                                              1995        1994
                                          ---------------------
                                             (in thousands)
  Obligations incurred in
  connection with the sale by
  public authorities of
  tax-exempt pollution control
  revenue bonds:
   5.8$% due 2007                       $    970       $   980
   Variable rate due 2020                  6,550         6,550
   Variable rate due 2022                 16,750        16,750
   6.20% due 2023                         13,000        13,000
   5.65% due 2023                         25,875        25,875
   Variable due 2025                      10,600            -
   ------------------------------------------------------------
                                          73,745        63,155
   ------------------------------------------------------------
   Notes payable:
     4.15% to 7.50% due 1995                   -        40,689
     Variable rates (5.88% to 5.89%
     at 1/1/95) due 1995                       -        20,000
     Variable rates (5.85% to
     6.015% at 1/1/96) due 1996           55,000        35,000
   ------------------------------------------------------------
                                          55,000        95,689
   ------------------------------------------------------------
      Total                             $128,745      $158,844
   ============================================================

    Pollution control obligations represent installment or lease purchases of pollution control facilities financed by application of funds derived from sales by public authorities of tax-exempt revenue bonds. Mississippi Power has authenticated and delivered to the Trustee a like principal amount of first mortgage bonds as security for obligations under collateralized installment agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under these agreements. The 5.8% Series of pollution control obligations has a cash sinking fund requirement of $10 thousand annually through 1997 and $20 thousand annually in 1998, 1999 and 2000. The $55 million in notes payable is all due in 1996.

10. LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year is as follows:

                                              1995        1994
                                            --------------------
                                               (in thousands)
   Bond improvement
      fund requirements                    $  2,219   $   1,931

   Less:
      Portion to be satisfied by
      certifying property additions               -       1,431
   -------------------------------------------------------------
   Cash improvement fund
      requirements                            2,219         500
   Pollution control bond cash
      sinking fund requirements (Note 9)         10          10
   Current portion of notes
      payable (Note 9)                       55,000      40,689
   =============================================================
   Total                                    $57,229     $41,199
   =============================================================

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

11. COMMON STOCK DIVIDEND RESTRICTIONS

Mississippi Power's first mortgage bond indenture and the corporate charter contain various common stock dividend restrictions. At December 31, 1995, some $118 million of retained earnings was restricted against the payment of cash dividends on common stock under the most restrictive terms of the mortgage indenture or corporate charter.

Mississippi Power Company 1995 Annual Report


12. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1995 and 1994 are as follows:

                                                      Net Income
                                                   After Dividends
   Quarter                Operating    Operating          On
   Ended                  Revenues     Income       Preferred Stock
   -------------------------------------------------------------------

   March 1995               $109,572     $15,729        $ 9,269
   June 1995                 128,504      22,193         14,737
   September 1995            157,119      28,517         22,161
   December 1995             121,358      12,171          6,364

   March 1994               $114,134     $12,910        $ 8,266
   June 1994                 131,792      19,891         13,744
   September 1994            142,340      26,212         21,357
   December 1994             110,896      14,062          5,790

    Mississippi Power's business is influenced by seasonal weather conditions and the timing of rate changes.


SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1995 Annual Report


-------------------------------------------------------------------------------------------------------------------------
                                                                                    1995            1994            1993
-------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                                               $516,553        $499,162        $474,883
Net Income after Dividends
     on Preferred Stock (in thousands)                                           $52,531         $49,157         $42,436
Cash Dividends on Common Stock (in thousands)                                    $39,400         $34,100         $29,000
Return on Average Common Equity (percent)                                          14.26           14.38           14.09
Total Assets (in thousands)                                                   $1,148,953      $1,123,711      $1,050,334
Gross Property Additions (in thousands)                                          $67,570        $104,014        $139,976
-------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                             $374,884        $361,753        $321,768
Preferred stock                                                                   74,414          74,414          74,414
Preferred stock subject to mandatory redemption                                        -               -               -
Long-term debt                                                                   288,820         306,522         250,391
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                   $738,118        $742,689        $646,573
=========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                 50.8            48.7            49.8
Preferred stock                                                                     10.1            10.0            11.5
Long-term debt                                                                      39.1            41.3            38.7
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                      100.0           100.0           100.0
=========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                            30,000          35,000          70,000
Retired                                                                            1,625          32,628          51,300
Preferred Stock (in thousands):
Issued                                                                                 -               -          23,404
Retired                                                                                -               -          23,404
-------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                         Aa3             Aa3              A1
     Standard and Poor's                                                              A+              A+              A+
     Duff & Phelps                                                                   AA-              A+              A+
Preferred Stock -
     Moody's                                                                          a1              a1              a1
     Standard and Poor's                                                               A               A               A
     Duff & Phelps                                                                    A+               A               A
-------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                      154,014         152,891         151,692
Commercial                                                                        29,903          29,276          28,648
Industrial                                                                           642             650             570
Other                                                                                194             189             190
-------------------------------------------------------------------------------------------------------------------------
Total                                                                            184,753         183,006         181,100
=========================================================================================================================
Employees (year-end)                                                               1,421           1,535           1,586
-------------------------------------------------------------------------------------------------------------------------



SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1995 Annual Report


-------------------------------------------------------------------------------------------------------------------------
                                                                                    1992            1991            1990
-------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                                               $434,447        $432,386        $446,871
Net Income after Dividends
     on Preferred Stock (in thousands)                                           $36,790         $22,627         $34,176
Cash Dividends on Common Stock (in thousands)                                    $28,000         $28,500         $27,500
Return on Average Common Equity (percent)                                          13.27            8.17           12.36
Total Assets (in thousands)                                                     $791,283        $790,641        $800,026
Gross Property Additions (in thousands)                                          $68,189         $53,675         $49,009
-------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                             $280,640        $273,855        $279,833
Preferred stock                                                                   74,414          39,414          39,414
Preferred stock subject to mandatory redemption                                        -               -           3,750
Long-term debt                                                                   238,650         304,150         270,724
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                   $593,704        $617,419        $593,721
=========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                 47.3            44.4            47.1
Preferred stock                                                                     12.5             6.4             7.3
Long-term debt                                                                      40.2            49.2            45.6
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                      100.0           100.0           100.0
=========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                            40,000          50,000               -
Retired                                                                          104,703               -           4,000
Preferred Stock (in thousands):
Issued                                                                            35,000               -               -
Retired                                                                                -           4,118             750
-------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                          A1              A1              A1
     Standard and Poor's                                                              A+              A+              A+
     Duff & Phelps                                                                    A+              A+              A+
Preferred Stock -
     Moody's                                                                          a1              a1              a1
     Standard and Poor's                                                               A               A               A
     Duff & Phelps                                                                     A               A               A
-------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                      150,248         148,978         147,738
Commercial                                                                        28,056          27,441          27,134
Industrial                                                                           573             562             574
Other                                                                                189             400             411
-------------------------------------------------------------------------------------------------------------------------
Total                                                                            179,066         177,381         175,857
=========================================================================================================================
Employees (year-end)                                                               1,619           1,630           1,842
-------------------------------------------------------------------------------------------------------------------------

                                         II-211A


SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1995 Annual Report


-------------------------------------------------------------------------------------------------------------------------
                                                                                    1989            1988            1987
-------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                                               $442,650        $437,939        $455,843
Net Income after Dividends
     on Preferred Stock (in thousands)                                           $38,576         $36,081         $35,200
Cash Dividends on Common Stock (in thousands)                                    $27,000         $27,600         $24,700
Return on Average Common Equity (percent)                                          14.43           14.03           14.68
Total Assets (in thousands)                                                     $786,570        $779,319        $764,068
Gross Property Additions (in thousands)                                          $43,916         $54,550         $53,288
-------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                             $273,157        $261,473        $252,992
Preferred stock                                                                   39,414          39,414          39,414
Preferred stock subject to mandatory redemption                                    4,500           5,250           6,750
Long-term debt                                                                   277,693         287,525         294,811
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                   $594,764        $593,662        $593,967
=========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                 45.9            44.1            42.6
Preferred stock                                                                      7.4             7.5             7.8
Long-term debt                                                                      46.7            48.4            49.6
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                      100.0           100.0           100.0
=========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                 -               -               -
Retired                                                                            3,823               -          29,701
Preferred Stock (in thousands):
Issued                                                                                 -               -               -
Retired                                                                              750           1,500           1,500
-------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                          A1              A1              A1
     Standard and Poor's                                                              A+              A+              A+
     Duff & Phelps                                                                    A+               5               5
Preferred Stock -
     Moody's                                                                          a1              a1              a1
     Standard and Poor's                                                               A               A               A
     Duff & Phelps                                                                     A               6               6
-------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                      147,308         146,750         146,273
Commercial                                                                        26,867          26,751          26,342
Industrial                                                                           525             478             438
Other                                                                                404             399             389
-------------------------------------------------------------------------------------------------------------------------
Total                                                                            175,104         174,378         173,442
=========================================================================================================================
Employees (year-end)                                                               1,750           1,831           1,898
-------------------------------------------------------------------------------------------------------------------------

                                        II-211B


SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1995 Annual Report


---------------------------------------------------------------------------------------------------------
                                                                                    1986            1985
---------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                               $476,265        $475,610
Net Income after Dividends
     on Preferred Stock (in thousands)                                           $33,814         $33,330
Cash Dividends on Common Stock (in thousands)                                    $23,700         $22,600
Return on Average Common Equity (percent)                                          15.28           15.83
Total Assets (in thousands)                                                     $767,110        $679,577
Gross Property Additions (in thousands)                                          $62,488         $57,791
---------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                             $226,601        $216,087
Preferred stock                                                                   39,414          39,414
Preferred stock subject to mandatory redemption                                    8,250           9,750
Long-term debt                                                                   299,684         261,594
---------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                   $573,949        $526,845
=========================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                 39.5            41.0
Preferred stock                                                                      8.3             9.3
Long-term debt                                                                      52.2            49.7
---------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                      100.0           100.0
=========================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                            35,000               -
Retired                                                                           29,250             250
Preferred Stock (in thousands):
Issued                                                                                 -               -
Retired                                                                            1,500           1,111
---------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                          A1              A1
     Standard and Poor's                                                              A+               A
     Duff & Phelps                                                                     5               5
Preferred Stock -
     Moody's                                                                          a1              a1
     Standard and Poor's                                                               A               A
     Duff & Phelps                                                                     6               6
---------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                      145,809         145,071
Commercial                                                                        26,217          25,629
Industrial                                                                           393             371
Other                                                                                363             356
---------------------------------------------------------------------------------------------------------
Total                                                                            172,782         171,427
=========================================================================================================
Employees (year-end)                                                               1,882           1,801
---------------------------------------------------------------------------------------------------------

                                         II-211C


SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1995 Annual Report


-------------------------------------------------------------------------------------------------------------------------
                                                                                    1995            1994            1993
-------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                                     $134,286        $124,257        $118,793
Commercial                                                                       131,034         124,716         115,152
Industrial                                                                       140,947         142,268         130,198
Other                                                                              3,914           3,882           3,760
-------------------------------------------------------------------------------------------------------------------------
Total retail                                                                     410,181         395,123         367,903
Sales for resale - non-affiliates                                                 91,820          88,122          83,511
Sales for resale - affiliates                                                      7,691           9,538          15,519
-------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                         509,692         492,783         466,933
Other revenues                                                                     6,861           6,379           7,950
-------------------------------------------------------------------------------------------------------------------------
Total                                                                           $516,553        $499,162        $474,883
=========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                    2,040,608       1,922,217       1,929,835
Commercial                                                                     2,242,163       2,100,625       1,933,685
Industrial                                                                     3,813,456       3,847,011       3,623,543
Other                                                                             38,559          38,147          38,357
-------------------------------------------------------------------------------------------------------------------------
Total retail                                                                   8,134,786       7,908,000       7,525,420
Sales for resale - non-affiliates                                              2,493,519       2,555,914       2,544,982
Sales for resale - affiliates                                                    243,554         174,342         426,919
-------------------------------------------------------------------------------------------------------------------------
Total                                                                         10,871,859      10,638,256      10,497,321
=========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                         6.58            6.46            6.16
Commercial                                                                          5.84            5.94            5.96
Industrial                                                                          3.70            3.70            3.59
Total retail                                                                        5.04            5.00            4.89
Total sales                                                                         4.69            4.63            4.45
Residential Average Annual Kilowatt-Hour Use Per Customer                         13,307          12,611          12,780
Residential Average Annual Revenue Per Customer                                  $875.69         $815.21         $786.71
Plant Nameplate Capacity Ratings (year-end) (megawatts)                            2,086           2,086           2,011
Maximum Peak-Hour Demand (megawatts):
Winter                                                                             1,637           1,636           1,401
Summer                                                                             2,095           1,874           1,872
Annual Load Factor (percent)                                                        60.0            63.4            60.0
Plant Availability - Fossil-Steam (percent)                                         92.1            85.4            88.0
-------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                58.0            56.0            63.5
Oil and gas                                                                         15.2            10.2             7.6
Purchased power -
     From non-affiliates                                                             2.4             1.2             1.3
     From affiliates                                                                24.4            32.6            27.6
-------------------------------------------------------------------------------------------------------------------------
Total                                                                              100.0           100.0           100.0
=========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                               10,249          10,295          10,075
Cost of fuel per million BTU (cents)                                              160.48          165.96          170.13
Average cost of fuel per net kilowatt-hour generated (cents)                        1.64            1.71            1.71
-------------------------------------------------------------------------------------------------------------------------



SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1995 Annual Report


-------------------------------------------------------------------------------------------------------------------------
                                                                                    1992            1991            1990
-------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                                     $109,781        $103,820        $102,243
Commercial                                                                       107,131         103,666         103,352
Industrial                                                                       117,010         116,972         123,754
Other                                                                              3,533           5,869           6,078
-------------------------------------------------------------------------------------------------------------------------
Total retail                                                                     337,455         330,327         335,427
Sales for resale - non-affiliates                                                 80,213          78,826          86,194
Sales for resale - affiliates                                                     10,055          18,044          20,157
-------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                         427,723         427,197         441,778
Other revenues                                                                     6,724           5,189           5,093
-------------------------------------------------------------------------------------------------------------------------
Total                                                                           $434,447        $432,386        $446,871
=========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                    1,804,858       1,832,266       1,804,838
Commercial                                                                     1,811,042       1,768,441       1,718,074
Industrial                                                                     3,536,634       3,297,247       3,311,460
Other                                                                             38,261          89,375          85,938
-------------------------------------------------------------------------------------------------------------------------
Total retail                                                                   7,190,795       6,987,329       6,920,310
Sales for resale - non-affiliates                                              2,687,917       2,706,320       2,883,581
Sales for resale - affiliates                                                    280,443         617,696         714,365
-------------------------------------------------------------------------------------------------------------------------
Total                                                                         10,159,155      10,311,345      10,518,256
=========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                         6.08            5.67            5.66
Commercial                                                                          5.92            5.86            6.02
Industrial                                                                          3.31            3.55            3.74
Total retail                                                                        4.69            4.73            4.85
Total sales                                                                         4.21            4.14            4.20
Residential Average Annual Kilowatt-Hour Use Per Customer                         12,066          12,338          12,228
Residential Average Annual Revenue Per Customer                                  $733.90         $699.11         $692.70
Plant Nameplate Capacity Ratings (year-end) (megawatts)                            2,011           2,011           1,998
Maximum Peak-Hour Demand (megawatts):
Winter                                                                             1,386           1,267           1,201
Summer                                                                             1,755           1,682           1,724
Annual Load Factor (percent)                                                        60.8            61.5            59.0
Plant Availability - Fossil-Steam (percent)                                         92.0            89.8            93.3
-------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                60.4            64.1            62.6
Oil and gas                                                                          5.8             8.1            14.0
Purchased power -
     From non-affiliates                                                             1.2             0.7             0.8
     From affiliates                                                                32.6            27.1            22.6
-------------------------------------------------------------------------------------------------------------------------
Total                                                                              100.0           100.0           100.0
=========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                9,888          10,142          10,319
Cost of fuel per million BTU (cents)                                              162.27          177.52          183.27
Average cost of fuel per net kilowatt-hour generated (cents)                        1.60            1.80            1.89
-------------------------------------------------------------------------------------------------------------------------

                                          II-213A


SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1995 Annual Report


-------------------------------------------------------------------------------------------------------------------------
                                                                                    1989            1988            1987
-------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                                     $100,068         $96,711         $98,338
Commercial                                                                       103,403          98,772          98,669
Industrial                                                                       128,983         123,038         129,004
Other                                                                              5,992           5,874           5,723
-------------------------------------------------------------------------------------------------------------------------
Total retail                                                                     338,446         324,395         331,734
Sales for resale - non-affiliates                                                 82,111          75,525          88,060
Sales for resale - affiliates                                                     16,938          33,747          31,278
-------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                         437,495         433,667         451,072
Other revenues                                                                     5,155           4,272           4,771
-------------------------------------------------------------------------------------------------------------------------
Total                                                                           $442,650        $437,939        $455,843
=========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                    1,741,855       1,686,722       1,658,327
Commercial                                                                     1,686,302       1,607,988       1,555,044
Industrial                                                                     3,204,208       2,879,457       2,862,632
Other                                                                             87,611          86,049          81,153
-------------------------------------------------------------------------------------------------------------------------
Total retail                                                                   6,719,976       6,260,216       6,157,156
Sales for resale - non-affiliates                                              2,798,086       2,280,341       2,615,058
Sales for resale - affiliates                                                    527,970       1,100,808         955,303
-------------------------------------------------------------------------------------------------------------------------
Total                                                                         10,046,032       9,641,365       9,727,517
=========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                         5.74            5.73            5.93
Commercial                                                                          6.13            6.14            6.35
Industrial                                                                          4.03            4.27            4.51
Total retail                                                                        5.04            5.18            5.39
Total sales                                                                         4.35            4.50            4.64
Residential Average Annual Kilowatt-Hour Use Per Customer                         11,842          11,499          11,356
Residential Average Annual Revenue Per Customer                                  $680.32         $659.30         $673.41
Plant Nameplate Capacity Ratings (year-end) (megawatts)                            1,998           1,966           1,966
Maximum Peak-Hour Demand (megawatts):
Winter                                                                             1,556           1,284           1,224
Summer                                                                             1,682           1,621           1,548
Annual Load Factor (percent)                                                        58.8            57.6            59.0
Plant Availability - Fossil-Steam (percent)                                         94.0            93.0            93.5
-------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                63.4            86.3            79.4
Oil and gas                                                                         13.5             4.8             5.3
Purchased power -
     From non-affiliates                                                             0.5             0.4             0.3
     From affiliates                                                                22.6             8.5            15.0
-------------------------------------------------------------------------------------------------------------------------
Total                                                                              100.0           100.0           100.0
=========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                               10,159          10,220          10,525
Cost of fuel per million BTU (cents)                                              178.38          185.13          194.46
Average cost of fuel per net kilowatt-hour generated (cents)                        1.81            1.89            2.05
-------------------------------------------------------------------------------------------------------------------------

                                       II-213B


SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1995 Annual Report


---------------------------------------------------------------------------------------------------------
                                                                                    1986            1985
---------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                                     $101,984         $96,878
Commercial                                                                       100,521          96,883
Industrial                                                                       134,501         129,495
Other                                                                              5,882           5,884
---------------------------------------------------------------------------------------------------------
Total retail                                                                     342,888         329,140
Sales for resale - non-affiliates                                                107,270         115,757
Sales for resale - affiliates                                                     21,669          27,277
---------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                         471,827         472,174
Other revenues                                                                     4,438           3,436
---------------------------------------------------------------------------------------------------------
Total                                                                           $476,265        $475,610
=========================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                    1,674,407       1,603,539
Commercial                                                                     1,544,899       1,500,972
Industrial                                                                     2,877,026       2,786,883
Other                                                                             81,352          83,142
---------------------------------------------------------------------------------------------------------
Total retail                                                                   6,177,684       5,974,536
Sales for resale - non-affiliates                                              2,382,443       2,819,439
Sales for resale - affiliates                                                    704,461         733,142
---------------------------------------------------------------------------------------------------------
Total                                                                          9,264,588       9,527,117
=========================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                         6.09            6.04
Commercial                                                                          6.51            6.45
Industrial                                                                          4.68            4.65
Total retail                                                                        5.55            5.51
Total sales                                                                         5.09            4.96
Residential Average Annual Kilowatt-Hour Use Per Customer                         11,498          11,135
Residential Average Annual Revenue Per Customer                                  $700.32         $672.71
Plant Nameplate Capacity Ratings (year-end) (megawatts)                            1,966           1,966
Maximum Peak-Hour Demand (megawatts):
Winter                                                                             1,208           1,310
Summer                                                                             1,612           1,444
Annual Load Factor (percent)                                                        56.8            61.0
Plant Availability - Fossil-Steam (percent)                                         93.2            92.4
---------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                74.1            74.1
Oil and gas                                                                          5.1             2.8
Purchased power -
     From non-affiliates                                                             2.0             0.4
     From affiliates                                                                18.8            22.7
---------------------------------------------------------------------------------------------------------
Total                                                                              100.0           100.0
=========================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                               10,569          10,396
Cost of fuel per million BTU (cents)                                              224.63          235.24
Average cost of fuel per net kilowatt-hour generated (cents)                        2.37            2.45
---------------------------------------------------------------------------------------------------------

                                         II-213C

STATEMENTS OF INCOME
Mississippi Power Company
===================================================================================================================================
For the Years Ended December 31,                                                        1995              1994             1993
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
   Revenues                                                                         $   508,862      $    489,624      $   459,364
   Revenues from affiliates                                                               7,691             9,538           15,519
-----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                516,553           499,162          474,883
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                               111,071           102,216          113,986
     Purchased power from non-affiliates                                                  6,019             2,711            2,198
     Purchased power from affiliates                                                     57,777            68,543           58,019
     Proceeds from settlement of disputed contracts                                           -                 -                -
     Other                                                                              107,296            97,988          100,381
   Maintenance                                                                           39,627            45,785           44,001
   Depreciation and amortization                                                         39,224            35,716           33,099
   Taxes other than income taxes                                                         42,443            41,742           37,145
   Federal and state income taxes                                                        34,486            31,386           22,668
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                437,943           426,087          411,497
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         78,610            73,075           63,386
Other Income (Expense):
   Allowance for equity funds used during construction                                      366             1,099            1,010
   Interest income                                                                          199                87              517
   Other, net                                                                             4,596             2,033            3,971
   Income taxes applicable to other income                                               (1,006)             (227)          (1,158)
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           82,765            76,067           67,726
-----------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                            21,898            19,725           17,688
   Allowance for debt funds used during construction                                       (399)           (1,039)            (788)
   Interest on notes payable                                                              1,141             1,442            1,000
   Amortization of debt discount, premium, and expense, net                               1,510             1,479            1,262
   Other interest charges                                                                 1,185               404              728
-----------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                     25,335            22,011           19,890
-----------------------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                                    57,430            54,056           47,836
-----------------------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
   Loss from operations of discontinued subsidiary, net of taxes                              -                 -                -
   Loss on disposal of discontinued subsidiary, net of taxes                                  -                 -                -
Net Loss From Discontinued Operations                                                         -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               57,430            54,056           47,836
Dividends on Preferred Stock                                                              4,899             4,899            5,400
-----------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                       $    52,531      $     49,157      $    42,436
===================================================================================================================================

STATEMENTS OF INCOME
Mississippi Power Company
===================================================================================================================================
For the Years Ended December 31,                                                        1992              1991             1990
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
   Revenues                                                                         $   424,392      $    414,342      $   426,714
   Revenues from affiliates                                                              10,055            18,044           20,157
-----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                434,447           432,386          446,871
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                                96,743           120,485          138,303
     Purchased power from non-affiliates                                                  1,337               851            1,406
     Purchased power from affiliates                                                     60,689            45,506           49,547
     Proceeds from settlement of disputed contracts                                        (189)           (4,205)               -
     Other                                                                               90,581            86,932           83,730
   Maintenance                                                                           43,165            44,166           33,368
   Depreciation and amortization                                                         32,789            32,147           30,770
   Taxes other than income taxes                                                         34,664            35,414           32,709
   Federal and state income taxes                                                        16,378            13,976           17,144
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                376,157           375,272          386,977
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         58,290            57,114           59,894
Other Income (Expense):
   Allowance for equity funds used during construction                                      642               728              307
   Interest income                                                                          766             1,093              829
   Other, net                                                                             5,501             3,845            6,297
   Income taxes applicable to other income                                               (1,427)             (863)          (1,666)
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           63,772            61,917           65,661
-----------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                            22,357            23,656           22,221
   Allowance for debt funds used during construction                                       (563)             (584)            (600)
   Interest on notes payable                                                                362               603            1,142
   Amortization of debt discount, premium, and expense, net                                 630               377              359
   Other interest charges                                                                   339               285              333
-----------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                     23,125            24,337           23,455
-----------------------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                                    40,647            37,580           42,206
-----------------------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
   Loss from operations of discontinued subsidiary, net of taxes                              -            (6,404)          (4,669)
   Loss on disposal of discontinued subsidiary, net of taxes                                  -            (5,455)               -
Net Loss From Discontinued Operations                                                         -           (11,859)          (4,669)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               40,647            25,721           37,537
Dividends on Preferred Stock                                                              3,857             3,094            3,361
-----------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                       $    36,790      $     22,627      $    34,176
===================================================================================================================================

                                     II-215A

STATEMENTS OF INCOME
Mississippi Power Company
===================================================================================================================================
For the Years Ended December 31,                                                        1989              1988             1987
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
   Revenues                                                                         $   425,712      $    404,192      $   424,565
   Revenues from affiliates                                                              16,938            33,747           31,278
-----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                442,650           437,939          455,843
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                               133,671           165,912          167,165
     Purchased power from non-affiliates                                                  1,266             1,257            1,108
     Purchased power from affiliates                                                     47,066            19,270           36,114
     Proceeds from settlement of disputed contracts                                           -                 -                -
     Other                                                                               84,820            83,542           81,331
   Maintenance                                                                           35,658            33,412           33,974
   Depreciation and amortization                                                         28,001            26,610           26,210
   Taxes other than income taxes                                                         32,435            29,638           27,882
   Federal and state income taxes                                                        18,387            20,313           23,888
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                381,304           379,954          397,672
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         61,346            57,985           58,171
Other Income (Expense):
   Allowance for equity funds used during construction                                      903               850              608
   Interest income                                                                        1,096             1,030            1,121
   Other, net                                                                             6,013             6,399            7,065
   Income taxes applicable to other income                                               (1,392)           (1,148)          (2,507)
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           67,966            65,116           64,458
-----------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                            21,685            22,271           24,139
   Allowance for debt funds used during construction                                       (821)             (595)            (652)
   Interest on notes payable                                                                689               341              558
   Amortization of debt discount, premium, and expense, net                                 362               363              388
   Other interest charges                                                                   566               522              601
-----------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                     22,481            22,902           25,034
-----------------------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                                    45,485            42,214           39,424
-----------------------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
   Loss from operations of discontinued subsidiary, net of taxes                         (3,459)           (2,549)            (487)
   Loss on disposal of discontinued subsidiary, net of taxes                                  -                 -                -
Net Loss From Discontinued Operations                                                    (3,459)           (2,549)            (487)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               42,026            39,665           38,937
Dividends on Preferred Stock                                                              3,450             3,584            3,737
-----------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                       $    38,576      $     36,081      $    35,200
===================================================================================================================================

                                    II-215B

STATEMENTS OF INCOME
Mississippi Power Company
==================================================================================================================
For the Years Ended December 31,                                                        1986              1985
------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
   Revenues                                                                         $   454,596      $    448,333
   Revenues from affiliates                                                              21,669            27,277
------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                476,265           475,610
------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                               183,515           188,477
     Purchased power from non-affiliates                                                  4,671             1,807
     Purchased power from affiliates                                                     46,322            56,522
     Proceeds from settlement of disputed contracts                                           -                 -
     Other                                                                               70,009            58,528
   Maintenance                                                                           31,368            39,509
   Depreciation and amortization                                                         30,293            25,412
   Taxes other than income taxes                                                         26,145            23,930
   Federal and state income taxes                                                        30,881            29,142
------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                423,204           423,327
------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         53,061            52,283
Other Income (Expense):
   Allowance for equity funds used during construction                                    1,030               693
   Interest income                                                                          864             1,326
   Other, net                                                                             8,983             9,867
   Income taxes applicable to other income                                               (3,517)           (3,880)
------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           60,421            60,289
------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                            22,707            22,684
   Allowance for debt funds used during construction                                       (770)             (434)
   Interest on notes payable                                                                252                 -
   Amortization of debt discount, premium, and expense, net                                 245               146
   Other interest charges                                                                   283               562
------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                     22,717            22,958
------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                                    37,704            37,331
------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
   Loss from operations of discontinued subsidiary, net of taxes                              -                 -
   Loss on disposal of discontinued subsidiary, net of taxes                                  -                 -
Net Loss From Discontinued Operations                                                         -                 -
------------------------------------------------------------------------------------------------------------------
Net Income                                                                               37,704            37,331
Dividends on Preferred Stock                                                              3,890             4,001
------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                       $    33,814      $     33,330
==================================================================================================================

                                    II-215C

STATEMENTS OF CASH FLOWS
Mississippi Power Company
=======================================================================================================================
For the Years Ended December 31,                                                1995           1994            1993
-----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                                 $     57,430    $    54,056     $    47,836
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                               51,588         47,827          45,660
     Deferred income taxes, net                                                    (480)         1,563           5,039
     Deferred investment tax credits, net                                             -              -               -
     Allowance for equity funds used during construction                           (366)        (1,099)         (1,010)
     Non-cash proceeds from settlement of disputed contracts                          -              -               -
     Other, net                                                                   5,704          5,230           3,005
     Changes in certain current assets and liabilities --
       Receivables, net                                                          (8,758)         3,066          (4,347)
       Inventories                                                                3,962         (9,856)         11,119
       Payables                                                                  17,421         (8,754)          4,133
       Other                                                                        681          3,334          (8,033)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                     127,182         95,367         103,402
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (67,570)      (104,014)       (139,976)
Other                                                                            (1,697)       (14,087)          7,562
-----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (69,267)      (118,101)       (132,414)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                    -              -          23,404
   First mortgage bonds                                                          30,000         35,000          70,000
   Pollution control bonds                                                       10,600              -          38,875
   Other long-term debt                                                               -         85,310               -
   Capital contributions                                                              -         25,000          30,036
Redemptions:
   Preferred stock                                                                    -              -         (23,404)
   First mortgage bonds                                                          (1,625)       (32,628)        (51,300)
   Pollution control bonds                                                          (10)           (10)        (25,885)
   Other long-term debt                                                         (40,689)        (9,299)         (8,170)
Notes payable, net                                                                    -        (40,000)          9,000
Payment of preferred stock dividends                                             (4,899)        (4,899)         (5,400)
Payment of common stock dividends                                               (39,400)       (34,100)        (29,000)
Miscellaneous                                                                      (568)        (1,201)         (5,683)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                          (46,591)        23,173          22,473
-----------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                          11,324            439          (6,539)
Cash and Cash Equivalents at Beginning of Year                                    1,317            878           7,417
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $     12,641    $     1,317     $       878
=======================================================================================================================
( ) Denotes use of cash.

STATEMENTS OF CASH FLOWS
Mississippi Power Company
=======================================================================================================================
For the Years Ended December 31,                                                1992           1991            1990
-----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                                 $     40,647    $    25,721     $    37,537
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                               41,472         41,773          41,079
     Deferred income taxes, net                                                  (5,473)       (11,869)          2,756
     Deferred investment tax credits, net                                             -             (2)            (26)
     Allowance for equity funds used during construction                           (642)          (728)           (307)
     Non-cash proceeds from settlement of disputed contracts                       (189)        (4,071)              -
     Other, net                                                                   8,093         (4,982)          7,257
     Changes in certain current assets and liabilities --
       Receivables, net                                                           1,002         35,343          (6,252)
       Inventories                                                                  975         10,518          (8,922)
       Payables                                                                     460         (4,949)         (5,552)
       Other                                                                      6,095         11,433          (1,461)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                      92,440         98,187          66,109
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (68,189)       (53,675)        (49,009)
Other                                                                             4,235          2,148           4,481
-----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (63,954)       (51,527)        (44,528)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                               35,000              -               -
   First mortgage bonds                                                          40,000         50,000               -
   Pollution control bonds                                                       23,300              -               -
   Other long-term debt                                                               -            844               -
   Capital contributions                                                             26              -               -
Redemptions:
   Preferred stock                                                                    -         (4,118)           (750)
   First mortgage bonds                                                        (104,703)             -          (4,000)
   Pollution control bonds                                                      (23,650)          (300)           (288)
   Other long-term debt                                                          (6,212)        (8,958)         (6,416)
Notes payable, net                                                               26,500        (25,603)         17,146
Payment of preferred stock dividends                                             (3,857)        (3,094)         (3,361)
Payment of common stock dividends                                               (28,000)       (28,500)        (27,500)
Miscellaneous                                                                    (7,821)          (839)              2
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                          (49,417)       (20,568)        (25,167)
-----------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                         (20,931)        26,092          (3,586)
Cash and Cash Equivalents at Beginning of Year                                   28,348          2,256           5,842
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $      7,417    $    28,348     $     2,256
=======================================================================================================================
( ) Denotes use of cash.

                                    II-217A

STATEMENTS OF CASH FLOWS
Mississippi Power Company
=======================================================================================================================
For the Years Ended December 31,                                                1989           1988            1987
-----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                                 $     42,026    $    39,665     $    38,937
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                               35,878         34,440          33,971
     Deferred income taxes, net                                                    (294)        (3,053)         10,035
     Deferred investment tax credits, net                                           (38)           571             896
     Allowance for equity funds used during construction                           (903)          (850)           (608)
     Non-cash proceeds from settlement of disputed contracts                          -              -               -
     Other, net                                                                   4,306          3,503           1,965
     Changes in certain current assets and liabilities --
       Receivables, net                                                         (18,506)           816          12,000
       Inventories                                                                3,687            283          13,708
       Payables                                                                   1,307         (5,241)          7,487
       Other                                                                      2,172         (2,294)         (9,342)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                      69,635         67,840         109,049
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (43,916)       (54,550)        (53,288)
Other                                                                             1,860          8,368          (1,461)
-----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (42,056)       (46,182)        (54,749)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                    -              -               -
   First mortgage bonds                                                               -              -               -
   Pollution control bonds                                                            -              -               -
   Other long-term debt                                                             844              -             130
   Capital contributions                                                              -              -          16,000
Redemptions:
   Preferred stock                                                                 (750)        (1,500)         (1,500)
   First mortgage bonds                                                          (3,823)             -         (29,701)
   Pollution control bonds                                                          (62)           (50)            (50)
   Other long-term debt                                                          (5,919)        (5,401)         (4,974)
Notes payable, net                                                                6,457          6,500               -
Payment of preferred stock dividends                                             (3,450)        (3,584)         (3,737)
Payment of common stock dividends                                               (27,000)       (27,600)        (24,700)
Miscellaneous                                                                         -              -          (2,696)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                          (33,703)       (31,635)        (51,228)
-----------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                          (6,124)        (9,977)          3,072
Cash and Cash Equivalents at Beginning of Year                                   11,966         21,943          18,871
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $      5,842    $    11,966     $    21,943
=======================================================================================================================
( ) Denotes use of cash.

                                    II-217B

STATEMENTS OF CASH FLOWS
Mississippi Power Company
=======================================================================================================
For the Years Ended December 31,                                                1986           1985
-------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                                 $     37,704    $    37,331
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                               33,432         28,229
     Deferred income taxes, net                                                  41,059         11,246
     Deferred investment tax credits, net                                         2,442          1,749
     Allowance for equity funds used during construction                         (1,030)          (693)
     Non-cash proceeds from settlement of disputed contracts                          -              -
     Other, net                                                                 (14,162)        (2,709)
     Changes in certain current assets and liabilities --
       Receivables, net                                                          (1,708)        (5,050)
       Inventories                                                               (8,499)        12,281
       Payables                                                                 (14,502)         4,656
       Other                                                                     11,546         (3,725)
-------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                      86,282         83,315
-------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (62,488)       (57,791)
Other                                                                           (61,162)         3,825
-------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                         (123,650)       (53,966)
-------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                    -              -
   First mortgage bonds                                                          35,000              -
   Pollution control bonds                                                            -              -
   Other long-term debt                                                          60,663          1,000
   Capital contributions                                                            400            400
Redemptions:
   Preferred stock                                                               (1,500)        (1,111)
   First mortgage bonds                                                         (29,250)          (250)
   Pollution control bonds                                                          (50)           (50)
   Other long-term debt                                                            (200)             -
Notes payable, net                                                                    -              -
Payment of preferred stock dividends                                             (3,890)        (4,001)
Payment of common stock dividends                                               (23,700)       (22,600)
Miscellaneous                                                                    (2,929)           (18)
-------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                           34,544        (26,630)
-------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                          (2,824)         2,719
Cash and Cash Equivalents at Beginning of Year                                   21,695         18,976
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $     18,871    $    21,695
=======================================================================================================
( ) Denotes use of cash.

                                    II-217C

BALANCE SHEETS
Mississippi Power Company
==============================================================================================================================
At December 31,                                                                1995               1994               1993
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Utility Plant:
  Production-fossil                                                      $      717,055      $     705,043      $     597,425
  Transmission                                                                  220,038            202,503            188,375
  Distribution                                                                  335,163            313,345            295,799
  General                                                                       162,071            164,141            157,248
  Construction work in progress                                                  41,210             44,838            108,063
------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                       1,475,537          1,429,870          1,346,910
Accumulated provision for depreciation                                          499,308            477,098            462,725
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       976,229            952,772            884,185
------------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                               -                  -                  -
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       976,229            952,772            884,185
------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                           -                  -                  -
  Miscellaneous                                                                   4,160              3,353             11,289
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                         4,160              3,353             11,289
------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                      12,641              1,317                878
  Investment securities                                                               -                  -                  -
  Receivables, net                                                               36,228             25,424             28,021
  Accrued utility revenues                                                       12,382             14,428             14,897
  Fossil fuel stock, at average cost                                             15,666             16,885             11,185
  Materials and supplies, at average cost                                        22,558             25,301             21,145
  Current portion of deferred fuel commitments                                    1,546              1,068                440
  Prepayments                                                                     7,584             11,189              8,971
  Vacation pay deferred                                                           4,715              4,588              4,797
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       113,320            100,200             90,334
------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                                   1,530              1,358              1,103
  Premium on reacquired debt, being amortized                                     8,509              9,571             10,563
  Deferred fuel commitments                                                           -              9,000             17,520
  Deferred charges related to income taxes                                       23,384             25,036             25,267
  Miscellaneous                                                                  21,821             22,421             10,073
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                        55,244             67,386             64,526
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                             $    1,148,953      $   1,123,711      $   1,050,334
==============================================================================================================================

BALANCE SHEETS
Mississippi Power Company
==============================================================================================================================
At December 31,                                                                1992               1991               1990
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Utility Plant:
  Production-fossil                                                      $      576,848      $     567,588      $     560,537
  Transmission                                                                  173,278            162,379            151,949
  Distribution                                                                  279,335            259,929            247,705
  General                                                                       151,044            141,564            136,815
  Construction work in progress                                                  41,692             33,078             26,816
------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                       1,222,197          1,164,538          1,123,822
Accumulated provision for depreciation                                          440,777            415,135            392,440
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       781,420            749,403            731,382
------------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                         142,338            138,616            139,970
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       639,082            610,787            591,412
------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                           -              4,113                  -
  Miscellaneous                                                                   4,539              3,954              8,631
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                         4,539              8,067              8,631
------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                       7,417             28,348              2,256
  Investment securities                                                           3,622                  -                  -
  Receivables, net                                                               20,219             27,152             67,734
  Accrued utility revenues                                                       14,898             12,420             10,797
  Fossil fuel stock, at average cost                                             21,341             22,373             29,812
  Materials and supplies, at average cost                                        22,108             22,051             25,130
  Current portion of deferred fuel commitments                                    1,861                933              1,430
  Prepayments                                                                     5,869              6,137             11,392
  Vacation pay deferred                                                           4,651              4,406              3,955
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       101,986            123,820            152,506
------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                                     804                981                824
  Premium on reacquired debt, being amortized                                    10,102              4,676              4,919
  Deferred fuel commitments                                                      25,255             31,039             39,020
  Deferred charges related to income taxes                                            -                  -                  -
  Miscellaneous                                                                   9,515             11,271              2,714
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                        45,676             47,967             47,477
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                             $      791,283      $     790,641      $     800,026
==============================================================================================================================

                                                           II-219A

BALANCE SHEETS
Mississippi Power Company
==============================================================================================================================
At December 31,                                                                1989               1988               1987
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Utility Plant:
  Production-fossil                                                      $      547,946      $     529,742      $     524,198
  Transmission                                                                  147,288            134,674            130,963
  Distribution                                                                  229,238            221,327            207,810
  General                                                                       133,361            137,333            127,690
  Construction work in progress                                                  27,057             35,204             27,755
------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                       1,084,890          1,058,280          1,018,416
Accumulated provision for depreciation                                          366,193            348,085            328,761
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       718,697            710,195            689,655
------------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                         138,071            134,220            127,912
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       580,626            575,975            561,743
------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                           -                  -                  -
  Miscellaneous                                                                   7,792              8,153              4,122
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                         7,792              8,153              4,122
------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                       5,842             11,966             21,943
  Investment securities                                                               -                  -                  -
  Receivables, net                                                               58,425             43,246             42,218
  Accrued utility revenues                                                       13,854             10,527             12,371
  Fossil fuel stock, at average cost                                             24,788             26,587             29,989
  Materials and supplies, at average cost                                        21,232             23,120             20,001
  Current portion of deferred fuel commitments                                    3,017                  -                  -
  Prepayments                                                                    12,512             12,341                830
  Vacation pay deferred                                                           3,910              3,815              3,956
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       143,580            131,602            131,308
------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                                     886                949              1,012
  Premium on reacquired debt, being amortized                                     5,161              5,404              5,647
  Deferred fuel commitments                                                      45,103             50,714             55,889
  Deferred charges related to income taxes                                            -                  -                  -
  Miscellaneous                                                                   3,422              6,522              4,347
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                        54,572             63,589             66,895
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                             $      786,570      $     779,319      $     764,068
==============================================================================================================================

                                                           II-219B

BALANCE SHEETS
Mississippi Power Company
===========================================================================================================
At December 31,                                                                1986               1985
-----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Utility Plant:
  Production-fossil                                                      $      509,128      $     485,665
  Transmission                                                                  125,304            121,405
  Distribution                                                                  195,042            183,003
  General                                                                       114,042             99,788
  Construction work in progress                                                  33,544             34,862
-----------------------------------------------------------------------------------------------------------
    Total utility plant                                                         977,060            924,723
Accumulated provision for depreciation                                          312,571            293,167
-----------------------------------------------------------------------------------------------------------
    Total                                                                       664,489            631,556
-----------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                         120,990            107,633
-----------------------------------------------------------------------------------------------------------
    Total                                                                       543,499            523,923
-----------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                           -                  -
  Miscellaneous                                                                   1,738                641
-----------------------------------------------------------------------------------------------------------
    Total                                                                         1,738                641
-----------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                      18,871             21,695
  Investment securities                                                               -                  -
  Receivables, net                                                               48,158             42,407
  Accrued utility revenues                                                       18,431             22,474
  Fossil fuel stock, at average cost                                             46,067             40,638
  Materials and supplies, at average cost                                        17,631             14,561
  Current portion of deferred fuel commitments                                        -                  -
  Prepayments                                                                       973                805
  Vacation pay deferred                                                           3,559              3,337
-----------------------------------------------------------------------------------------------------------
    Total                                                                       153,690            145,917
-----------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                                   1,212              1,208
  Premium on reacquired debt, being amortized                                     2,800                  -
  Deferred fuel commitments                                                      60,663                  -
  Deferred charges related to income taxes                                            -                  -
  Miscellaneous                                                                   3,508              7,888
-----------------------------------------------------------------------------------------------------------
    Total                                                                        68,183              9,096
-----------------------------------------------------------------------------------------------------------
Total Assets                                                             $      767,110      $     679,577
===========================================================================================================

                                                 II-219C

BALANCE SHEETS
Mississippi Power Company
==============================================================================================================================
At December 31,                                                                1995               1994               1993
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                           $       37,691      $      37,691      $      37,691
  Paid-in capital                                                               179,362            179,362            154,362
  Premium on preferred stock                                                        372                372                372
  Earnings retained in the business                                             157,459            144,328            129,343
------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                         374,884            361,753            321,768
  Preferred stock                                                                74,414             74,414             74,414
  Preferred stock subject to mandatory redemption                                     -                  -                  -
  Long-term debt                                                                288,820            306,522            250,391
------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                               738,118            742,689            646,573
------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                              -                  -             40,000
  Preferred stock due within one year                                                 -                  -                  -
  Long-term debt due within one year                                             57,229             41,199             19,345
  Accounts payable                                                               50,775             34,481             60,928
  Customer deposits                                                               2,716              2,712              2,786
  Taxes accrued                                                                  31,913             31,657             27,138
  Interest accrued                                                                4,701              4,427              4,237
  Vacation pay accrued                                                            4,563              4,588              4,797
  Miscellaneous                                                                   8,890             10,025              9,323
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       160,787            129,089            168,554
------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                             129,711            129,505            124,334
  Accumulated deferred investment tax credits                                    29,773             31,228             32,710
  Deferred credits related to income taxes                                       43,266             45,832             48,228
  Miscellaneous                                                                  47,298             45,368             29,935
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       250,048            251,933            235,207
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                     $    1,148,953      $   1,123,711      $   1,050,334
==============================================================================================================================

BALANCE SHEETS
Mississippi Power Company
==============================================================================================================================
At December 31,                                                                1992               1991               1990
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                           $       37,691      $      37,691      $      37,691
  Paid-in capital                                                               124,326            124,300            124,300
  Premium on preferred stock                                                        194                194                299
  Earnings retained in the business                                             118,429            111,670            117,543
------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                         280,640            273,855            279,833
  Preferred stock                                                                74,414             39,414             39,414
  Preferred stock subject to mandatory redemption                                     -                  -              3,750
  Long-term debt                                                                238,650            304,150            270,724
------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                               593,704            617,419            593,721
------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                         31,000              4,500             30,103
  Preferred stock due within one year                                                 -                  -                368
  Long-term debt due within one year                                              8,878             14,650              7,039
  Accounts payable                                                               43,550             38,213             45,763
  Customer deposits                                                               2,976              3,109              3,430
  Taxes accrued                                                                  32,035             29,609             24,935
  Interest accrued                                                                3,961              4,602              4,315
  Vacation pay accrued                                                            4,651              4,406              3,955
  Miscellaneous                                                                  10,963             10,236              6,833
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       138,014            109,325            126,741
------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                 169              4,117             18,992
  Accumulated deferred investment tax credits                                    34,242             35,657             37,187
  Deferred credits related to income taxes                                            -                  -                  -
  Miscellaneous                                                                  25,154             24,123             23,385
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                        59,565             63,897             79,564
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                     $      791,283      $     790,641      $     800,026
==============================================================================================================================

                                                           II-221A

BALANCE SHEETS
Mississippi Power Company
==============================================================================================================================
At December 31,                                                                1989               1988               1987
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                           $       37,691      $      37,691      $      37,691
  Paid-in capital                                                               124,300            124,300            124,300
  Premium on preferred stock                                                        299                299                299
  Earnings retained in the business                                             110,867             99,183             90,702
------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                         273,157            261,473            252,992
  Preferred stock                                                                39,414             39,414             39,414
  Preferred stock subject to mandatory redemption                                 4,500              5,250              6,750
  Long-term debt                                                                277,693            287,525            294,811
------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                               594,764            593,662            593,967
------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                         12,957              6,500                  -
  Preferred stock due within one year                                               368                368                368
  Long-term debt due within one year                                             10,717              9,789              5,451
  Accounts payable                                                               47,019             46,937             45,659
  Customer deposits                                                               3,906              3,904              3,857
  Taxes accrued                                                                  23,843             21,130             21,351
  Interest accrued                                                                4,280              4,016              4,474
  Vacation pay accrued                                                            3,910              3,815              3,956
  Miscellaneous                                                                   7,746              9,347              6,005
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       114,746            105,806             91,121
------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                              22,085             24,556             27,411
  Accumulated deferred investment tax credits                                    38,752             40,435             41,427
  Deferred credits related to income taxes                                            -                  -                  -
  Miscellaneous                                                                  16,223             14,860             10,142
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                        77,060             79,851             78,980
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                     $      786,570      $     779,319      $     764,068
==============================================================================================================================

                                                           II-221B

BALANCE SHEETS
Mississippi Power Company
===========================================================================================================
At December 31,                                                                1986               1985
-----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                           $       37,691      $      37,691
  Paid-in capital                                                               108,300            107,900
  Premium on preferred stock                                                        299                299
  Earnings retained in the business                                              80,311             70,197
-----------------------------------------------------------------------------------------------------------
    Total common equity                                                         226,601            216,087
  Preferred stock                                                                39,414             39,414
  Preferred stock subject to mandatory redemption                                 8,250              9,750
  Long-term debt                                                                299,684            261,594
-----------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                               573,949            526,845
-----------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                              -                  -
  Preferred stock due within one year                                               368                368
  Long-term debt due within one year                                             34,724              6,532
  Accounts payable                                                               36,490             50,992
  Customer deposits                                                               3,720              3,521
  Taxes accrued                                                                  29,029             32,015
  Interest accrued                                                                5,064              5,502
  Vacation pay accrued                                                            3,559              3,337
  Miscellaneous                                                                   5,746              5,464
-----------------------------------------------------------------------------------------------------------
    Total                                                                       118,700            107,731
-----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                              25,922                  -
  Accumulated deferred investment tax credits                                    42,183             41,311
  Deferred credits related to income taxes                                            -                  -
  Miscellaneous                                                                   6,356              3,690
-----------------------------------------------------------------------------------------------------------
    Total                                                                        74,461             45,001
-----------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                     $      767,110      $     679,577
===========================================================================================================

                                                 II-221C

                            MISSISSIPPI POWER COMPANY
                   OUTSTANDING SECURITIES AT DECEMBER 31, 1995

                              First Mortgage Bonds
                       Amount          Interest       Amount
  Series               Issued           Rate        Outstanding        Maturity
--------------------------------------------------------------------------------
                     (Thousands)                    (Thousands)
   1993              $    35,000       5-3/8%       $    35,000           3/1/98
   1992                   40,000       6-5/8%            40,000           8/1/00
   1994                   35,000       6.60%             35,000           3/1/04
   1991                   50,000       9-1/4%            45,447           5/1/21
   1993                   35,000       7.45%             35,000           6/1/23
   1995                   30,000       6-7/8%            30,000          12/1/25
                     ===========                    ===========
                     $   225,000                    $   220,447
                     ===========                    ===========

                            Pollution Control Bonds
                       Amount          Interest       Amount
  Series               Issued           Rate        Outstanding         Maturity
--------------------------------------------------------------------------------
                     (Thousands)                    (Thousands)
   1977              $     1,000       5.80%        $       970          10/1/07
   1992                    6,550        Variable          6,550          12/1/20
   1992                   16,750        Variable         16,750          12/1/22
   1993                   13,000       6.20%             13,000           4/1/23
   1993                   25,875       5.65%             25,875          11/1/23
   1995                   10,600        Variable         10,600           7/1/25
                     ===========                    ===========
                     $    73,775                    $    73,745
                     ===========                    ===========

                                Preferred Stock
                       Shares          Dividend       Amount
  Series             Outstanding        Rate        Outstanding
-------------------------------------------------------------------
                                                    (Thousands)
   1947                   20,099       4.60%        $     2,010
   1956                   40,000       4.40%              4,000
   1965                   50,000       4.72%              5,000
   1968                   50,000       7.00%              5,000
   1992                  350,000       7.25%             35,000
   1993                  150,000       6.32%             15,000
   1993                   84,040       6.65%              8,404
                       =========                    ===========
                         744,139                    $    74,414
                       =========                    ===========

                             MISSISSIPPI POWER COMPANY

                           SECURITIES RETIRED DURING 1995

                               First Mortgage Bonds
                                     Principal                       Interest
        Series                         Amount                          Rate
--------------------------------------------------------------------------------
                                    (Thousands)
       1991                         $   1,625                           9-1/4%

                              Pollution Control Bonds
                                    Principal                        Interest
        Series                        Amount                           Rate
--------------------------------------------------------------------------------
                                    (Thousands)
       1977                         $      10                           5.80%

                      SAVANNAH ELECTRIC AND POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Savannah Electric and Power Company 1995 Annual Report

The management of Savannah Electric and Power Company has prepared--and is responsible for--the financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

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

     In management's opinion, the financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Savannah Electric and Power Company in conformity with generally accepted accounting principles.


/s/ Arthur M. Gignilliat, Jr.
    Arthur M. Gignilliat, Jr.
    President
    and Chief Executive Officer


/s/ K. R. Willis
    K. R. Willis
    Vice-President
    Treasurer and Chief Financial Officer

    February 21, 1996

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Savannah Electric and Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Savannah Electric and Power Company (a Georgia corporation and a wholly owned subsidiary of The Southern Company) as of December 31, 1995 and 1994, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements (pages II-233 through II-245) referred to above present fairly, in all material respects, the financial position of Savannah Electric and Power Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the periods stated, in conformity with generally accepted accounting principles.





/s/ Arthur Andersen LLP

    Atlanta, Georgia
    February 21, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Savannah Electric and Power Company 1995 Annual Report


RESULTS OF OPERATIONS

Earnings

Savannah Electric and Power Company's net income after dividends on preferred stock for 1995 totaled $23.4 million, representing a $1.3 million increase over the prior year. This 5.8 percent improvement in earnings over 1994 is principally the result of increased retail energy sales, primarily attributable to exceptionally hot summer weather.

     In 1994, earnings were $22.1 million, representing a $0.6 million (3.0 percent) increase from the prior year. This increase was primarily due to a decrease in operating expenses, offset somewhat by an increase in interest expense.

Revenues

Total revenues for 1995 were $225.7 million, reflecting a 6.6 percent increase compared to 1994. The following table summarizes revenue increases and decreases compared to prior years:
                                       Increase (Decrease)
                                         From Prior Years
                               --------------------------------------
                                    1995         1994        1993
                               --------------------------------------
  Retail --                               (in thousands)
     Change in base rates         $    -       $    -     $(1,450)
     Sales growth                  1,068        7,884       5,980
     Weather                       6,232       (6,589)      4,567
     Fuel cost recovery
       and other                   6,177       (9,214)     12,404
  -------------------------------------------------------------------
  Total retail                    13,477       (7,919)     21,501
  -------------------------------------------------------------------
  Sales for resale--
     Non-affiliates               (2,935)      (1,235)     (1,800)
     Affiliates                      754        4,013         928
  -------------------------------------------------------------------
  Total sales for resale          (2,181)       2,778        (872)
  -------------------------------------------------------------------
  Other operating revenues         2,648       (1,516)         52
  -------------------------------------------------------------------
  Total operating revenues       $13,944      $(6,657)    $20,681
  ===================================================================
  Percent change                     6.6%        (3.0)%      10.5%
  -------------------------------------------------------------------

     Retail revenues increased 6.7 percent in 1995, compared to a decrease of
3.8 percent in 1994. The increase in 1995 retail revenues is attributable to hot summer weather, an increase in the number of customers served, higher demand in the industrial sector, and an increase in fuel cost recovery revenues. Industrial energy sales were higher primarily because a major customer performed maintenance on its cogeneration facility during 1995 and purchased replacement energy from the Company. Under the Company's fuel cost recovery provisions, fuel revenues--including purchased energy--generally equal fuel expense and have no effect on earnings. The $2.6 million increase in other operating revenues reflects a decrease in the demand-side management rider in October 1994 and an increase in demand-side management program costs during 1995. Revenues from demand-side management riders (included in retail revenues) recover demand-side management program costs and have little impact on earnings. See Note 3 to the financial statements for further information on the Company's demand-side management programs.

     The decrease in 1994 retail revenues as compared to 1993 resulted from mild summer weather, reduced industrial energy sales, and substantially lower fuel cost recovery revenues, offset somewhat by customer growth.

     Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. Capacity and energy revenues continued to decrease in 1995 and 1994 primarily as a result of the scheduled decline in megawatts of capacity under contract. The capacity and energy components were as follows:

                         1995           1994        1993
                     ------------------------------------
                                (in thousands)
Capacity              $     3         $  448      $  978
Energy                  1,250          3,052       4,262
---------------------------------------------------------
Total                 $ 1,253         $3,500      $5,240
=========================================================

     Sales to affiliated companies within the Southern electric system vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have little impact on earnings.

Savannah Electric and Power Company 1995 Annual Report


     Changes in revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour sales for 1995 and the percent change by year were as follows:

                                           Percent Change
                                    ------------------------------
                          1995
                           KWH         1995      1994       1993
                      ---------     ------------------------------
                     (in millions)
Residential              1,402          8.0%     (2.3)%      9.2%
Commercial               1,100          5.1       2.9        6.5
Industrial                 887         11.0      (6.4)      (0.8)
Other                      126          5.4       3.1        5.2
                      ---------
Total retail             3,515          7.7      (1.6)       5.5
Sales for resale -
   Non-affiliates           87        (56.5)    (18.4)     (32.7)
   Affiliates               64        (31.5)     23.4      100.3
                      ---------
    Total                3,666          3.1%     (2.2)%      2.6%
                      =========

=================================================================

Expenses

Total operating expenses for 1995 were $187.5 million, reflecting an $11.8 million increase over 1994. Major components of this increase include $6.8 million in fuel, $3.6 million in other operation, $1.1 million in maintenance, and $1.1 million in depreciation and amortization, partially offset by a $2.6 million reduction in purchased power from affiliates. The increase in fuel expense is primarily attributable to the exceptionally hot summer weather, which not only increased generation but also necessitated greater use of more costly gas-fired sources of generation. The increase in other operation expense is due to increased expenses related to demand-side management programs and employee incentive compensation programs. The increase in maintenance expense reflects maintenance performed at Plants Kraft and McIntosh during 1995, and the increase in depreciation and amortization reflects the completion in 1994 of two combustion turbine units.

     Total operating expenses for 1994 were $175.6 million, reflecting an $8.6 million decrease from 1993. This decrease includes a $5.8 million reduction in fuel and purchased power expenses, reflecting a decrease in total energy requirements. The $4.9 million reduction in 1994 in other operation and maintenance expenses reflects the $4.5 million work force reduction charge in 1993 and a $1.1 million reduction in power generation expenses in 1994. This was offset by an increase in depreciation expense because of additions to utility plant discussed above. Interest expense increased $1.9 million primarily due to the sale in June 1993 of $45 million of first mortgage bonds.

     Fuel and purchased power costs constitute the single largest expense for the Company. The mix of energy supply is determined primarily by system load, the unit cost of fuel consumed and the availability of units.

     The amount and sources of energy supply, the average cost of fuel per net kilowatt-hour generated, the average cost of purchased power per net kilowatt-hour, and the total average cost of energy supply were as follows:

                                         1995     1994     1993
                                      --------------------------
 Total energy supply
    (millions of kilowatt-hours)        3,908    3,768    3,863
 Sources of energy supply
    (percent) --
      Coal                                 24       18       21
      Oil                                   -        1        2
      Gas                                   6        1        3
      Purchased Power                      70       80       74
 Average cost of fuel per net
    kilowatt-hour generated
    (cents) --
      Coal                               1.77     2.19     2.02
      Oil                                5.14     3.89     4.11
      Gas                                3.76     5.19     4.87
 Average cost of purchased
    power per net kilowatt-
    hour (cents)                         2.02     1.92     2.00
 Total average cost of
    energy supply                        2.07     2.02     2.12
 ===============================================================

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

Savannah Electric and Power Company 1995 Annual Report


the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment.

     Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. Traditionally, these factors included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area. However, the Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess energy generation to other utilities.

     Although the Energy Act does not require transmission access to retail customers, retail wheeling initiatives are rapidly evolving and becoming very prominent issues in several states. New federal legislation is being discussed, and legislation allowing customer choice has already been introduced in Georgia. In order to address these initiatives, numerous questions must be resolved, with the most complex ones relating to transmission pricing and recovery of stranded investments. As the initiatives become a reality, the structure of the utility industry could radically change. Therefore, unless the Company remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings. Conversely, being the low-cost producer could provide significant opportunities to increase market share and profitability by seeking new markets that evolve with the changing regulation.

     The Company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

     Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could affect earnings if such costs are not fully recovered. The Clean Air Act is discussed later under "Environmental Matters."

     Rates to retail customers served by the Company are regulated by the Georgia Public Service Commission (GPSC). As part of the Company's most recent rate settlement in 1992, it was informally agreed that the Company's earned rate of return on common equity should be 12.95 percent. The Company is currently undergoing an earnings review by the GPSC, and to date, the GPSC has made no determination.

     In August 1995, the GPSC ordered the phase out of the Company's demand-side management programs effective December 31, 1995 and the elimination of demand-side management rate riders effective October 1, 1995. The Company will refund to customers approximately $0.2 million which had been overcollected from the rate riders as of December 31, 1995.

New Accounting Standards

The FASB has issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets be reviewed for impairment whenever events or

Savannah Electric and Power Company 1995 Annual Report


changes in circumstances indicate that the carrying amount for an asset may not be recoverable. This statement also imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted the new rules January 1, 1996, with no material effect on the financial statements. However, this conclusion may change in the future as competitive factors influence wholesale and retail pricing in the utility industry.

FINANCIAL CONDITION

Overview

The principal change in the Company's financial condition in 1995 was the addition of $27 million to utility plant. The funds needed for gross property additions are currently provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. See Statements of Cash Flows for additional information.

Capital Structure

As of December 31, 1995, the Company's capital structure consisted of 47.1 percent common equity, 9.8 percent preferred stock and 43.1 percent long-term debt, excluding amounts due within one year. The Company's long-term financial objective for capitalization ratios is to maintain a capital structure of common equity at 48 percent, preferred stock at 10 percent and debt at 42 percent.

     In May 1995, the Company issued $15 million of first mortgage bonds maturing in 2025 and $20 million of term notes maturing in 1998. Maturities and retirements of long-term debt were $29 million in 1995, $5 million in 1994 and $4 million in 1993.

     The composite interest rates and dividend rate for the years 1993 through 1995 as of year-end were as follows:

                                    1995       1994      1993
                                -------------------------------
Composite interest rates
   on long-term debt                 7.5%       8.0%      8.0%
Preferred stock dividend rate        6.6%       6.6%      6.6%
===============================================================

     The Company's current securities ratings are as follows:
                                                      Standard
                                         Moody's      & Poor's
                                       ------------------------

First Mortgage Bonds                       A1             A+
Preferred Stock                           "a2"            A
===============================================================

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $86 million ($33 million in 1996, $30 million in 1997, and $23 million in 1998). Actual construction costs may vary from this estimate because of factors such as changes in: business conditions; environmental regulations; load projections; the cost and efficiency of construction labor, equipment and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $21.7 million will be needed by the end of 1998 for maturities of long-term debt and present sinking fund requirements.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act--the acid rain compliance provision of the law--has significantly impacted the Company and other subsidiaries of The Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units of The Southern Company. As a result of The Southern Company's compliance strategy, an additional 22 generating units, which included four of the Company's units, were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

     In 1995, the Environmental Protection Agency (EPA) began issuing annual sulfur dioxide emission allowances through the allowance trading program. An

Savannah Electric and Power Company 1995 Annual Report


emission allowance is the authority to emit one ton of sulfur dioxide during a calendar year. The method for issuing allowances is based on the fossil fuel consumed from 1985 through 1987 for each affected generating unit. Emission allowances are transferable and can be bought, sold, or banked and used in the future.

     The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. The Southern Company's sulfur dioxide compliance strategy is designed to use allowances as a compliance option.

     The Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. This compliance strategy resulted in unused emission allowances being banked for later use. Compliance with nitrogen oxide emission limits was achieved by the installation of new control equipment at 22 of the original 28 affected generating units. Construction expenditures for Phase I compliance totaled approximately $320 million through 1995 for The Southern Company, of which the Company's portion was approximately $2 million.

     For Phase II sulfur dioxide compliance, The Southern Company could use emission allowances banked during Phase I, increase fuel switching, install flue gas desulfurization equipment at selected plants, and/or purchase more allowances, depending on the price and availability of allowances. Also, in Phase II, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet Phase II limits. Therefore, during the period 1996 to 2000, current compliance strategy could require total estimated construction expenditures of approximately $150 million for The Southern Company, of which the Company's portion is approximately $4.1 million. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

     An increase of up to 0.7 percent in annual revenue requirements from customers could be necessary to fully recover the Company's costs of compliance for both Phase I and Phase II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

     A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

     Title III of the Clean Air Act requires a multi-year EPA study of power plant emissions of hazardous air pollutants. The EPA is scheduled to submit a report to Congress on the results of this study during 1996. The report will include a decision on whether additional regulatory control of these substances is warranted. Compliance with any new control standards could result in significant additional costs. The impact of new standards--if any--will depend on the development and implementation of applicable regulations.

     The EPA is evaluating the need to revise the ambient air quality standards for particulate matter and ozone. The impact of any new standard will depend on the level chosen for the standard and cannot be determined at this time.

     In 1996, the EPA may issue revised rules on air quality control regulations related to stack height requirements of the Clean Air Act. The full impact of the final rules cannot be determined at this time, pending their development and implementation.

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

     The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and

Savannah Electric and Power Company 1995 Annual Report


regulations, the Company could incur substantial costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required cleanup costs and will recognize in the financial statements any costs to clean up known sites.

     Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of The Southern Company's operations. The full impact of these requirements cannot be determined at this time, pending the development and implementation of applicable regulations.

     Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect The Southern Company. The impact of new legislation--if any--will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Sources of Capital

At December 31, 1995, the Company had $0.9 million of cash and $20.5 million of unused short-term credit arrangements with banks to meet its short-term cash needs. Revolving credit arrangements of $20 million, which expire December 31, 1998, are also used to meet short-term cash needs and to provide additional interim funding for the Company's construction program. Of the revolving credit arrangements, $16 million remained unused at December 31, 1995.

     It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will also be derived from operations and the sale of additional first mortgage bonds and preferred stock and capital contributions from The Southern Company. The Company is required to meet certain earnings coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficiently high enough to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.


STATEMENTS OF INCOME
For the Years Ended December 31, 1995, 1994, and 1993
Savannah Electric and Power Company 1995 Annual Report
========================================================================================================
                                                                    1995           1994            1993
--------------------------------------------------------------------------------------------------------
                                                                             (in thousands)
Operating Revenues (Notes 1, 3, and 6):
Revenues                                                        $218,529       $205,339        $216,009
Revenues from affiliates                                           7,200          6,446           2,433
--------------------------------------------------------------------------------------------------------
Total operating revenues                                         225,729        211,785         218,442
--------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
   Fuel                                                           25,386         18,555          24,976
   Purchased power from non-affiliates                             2,139          1,839             793
   Purchased power from affiliates                                53,252         55,822          56,274
   Other (Notes 1 and 2)                                          45,214         41,623          45,610
Maintenance                                                       13,668         12,560          13,516
Depreciation and amortization (Note 1)                            18,949         17,854          16,467
Taxes other than income taxes                                     11,465         11,074          11,136
Federal and state income taxes (Notes 1 and 7)                    17,378         16,289          15,436
--------------------------------------------------------------------------------------------------------
Total operating expenses                                         187,451        175,616         184,208
--------------------------------------------------------------------------------------------------------
Operating Income                                                  38,278         36,169          34,234
Other Income (Expense):
Allowance for equity funds used during construction (Note 1)         163            831             958
Interest income                                                      164             54             209
Other, net (Note 2)                                                 (618)        (1,032)         (1,841)
Income taxes applicable to other income (Notes 1 and 7)              651            864           1,117
--------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                    38,638         36,886          34,677
--------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                        12,380         12,585          10,696
Allowance for debt funds used during construction (Note 1)          (450)        (1,225)           (699)
Interest on notes payable                                            135            205             240
Amortization of debt discount, premium, and expense, net             448            550             535
Other interest charges                                               406            337             340
--------------------------------------------------------------------------------------------------------
Net interest charges                                              12,919         12,452          11,112
--------------------------------------------------------------------------------------------------------
Net Income                                                        25,719         24,434          23,565
Dividends on Preferred Stock                                       2,324          2,324           2,106
--------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                   $ 23,395       $ 22,110       $  21,459
========================================================================================================


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1995, 1994, and 1993
========================================================================================================
                                                                    1995           1994            1993
--------------------------------------------------------------------------------------------------------
                                                                             (in thousands)

Balance at Beginning of Period                                  $ 99,216       $ 93,479       $  95,155
Net income after dividends on preferred stock                     23,395         22,110          21,459
Cash dividends on common stock                                   (17,600)       (16,300)        (21,000)
Preferred stock transactions, net                                     22            (73)         (2,135)
--------------------------------------------------------------------------------------------------------
Balance at End of Period (Note 11)                              $105,033       $ 99,216       $  93,479
========================================================================================================

The accompanying notes are an integral part of these statements.



STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1995, 1994, and 1993
Savannah Electric and Power Company 1995 Annual Report
============================================================================================================================
                                                                         1995                   1994                  1993
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Operating Activities:
Net income                                                           $ 25,719              $  24,434              $ 23,565
Adjustments to reconcile net income to net
   cash provided by operating activities --
      Depreciation and amortization                                    20,535                 19,353                 17,482
      Deferred income taxes and investment tax credits                  4,359                  1,625                    607
      Allowance for equity funds used during construction                (163)                  (831)                  (958)
      Other, net                                                           35                    826                  2,853
      Changes in certain current assets and liabilities --
        Receivables, net                                               (6,241)                18,481                (16,839)
        Inventories                                                     2,318                  1,144                 (3,947)
        Payables                                                        2,213                (19,957)                18,742
        Other                                                          (1,848)                  (117)                 3,282
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                            46,927                 44,958                 44,787
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                             (26,503)               (30,078)               (72,858)
Other                                                                  3,198                   (841)                 1,676
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                               (23,305)               (30,919)               (71,182)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     First mortgage bonds                                             15,000                      -                 45,000
     Preferred stock                                                       -                      -                 35,000
     Pollution control bonds                                               -                      -                  4,085
     Other long-term debt                                             33,500                  8,500                 10,000
Retirements:
     Preferred stock                                                       -                      -                (20,000)
     First mortgage bonds                                            (29,250)                (5,065)                     -
     Pollution control bonds                                               -                      -                 (4,085)
     Other long-term debt                                            (23,003)                  (823)               (10,356)
Notes payable, net                                                     1,500                   (500)                (4,500)
Payment of preferred stock dividends                                  (2,324)                (2,129)                (2,222)
Payment of common stock dividends                                    (17,600)               (16,300)               (21,000)
Miscellaneous                                                         (2,131)                   (74)                (3,400)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities               (24,308)               (16,391)                28,522
----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                    (686)                (2,352)                 2,127
Cash and Cash Equivalents at Beginning of Year                         1,563                  3,915                  1,788
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                            $    877               $  1,563               $  3,915
============================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for-
     Interest (net of amount capitalized)                            $12,775                $11,579                $10,712
     Income taxes                                                     11,316                 14,441                 13,947
-----------------------------------------------------------------------------------------------------------------------------
() Denotes use of cash.

The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 1995 and 1994
Savannah Electric and Power Company 1995 Annual Report
============================================================================================================
Assets                                                                           1995                  1994
------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Utility Plant:
Plant in service, at original cost (Notes 1, 4, 5, and 9)                    $715,146              $693,432
Less accumulated provision for depreciation                                   287,004               267,590
------------------------------------------------------------------------------------------------------------
                                                                              428,142               425,842
Construction work in progress                                                   6,707                 5,930
------------------------------------------------------------------------------------------------------------
Total                                                                         434,849               431,772
------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                  1,788                 1,790
------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                         877                 1,563
Receivables-
   Customer accounts receivable                                                19,574                17,581
   Other accounts and notes receivable                                          7,251                   216
   Affiliated companies                                                           614                   177
   Accumulated provision for uncollectible accounts                              (983)                 (866)
   Fuel cost under recovery                                                         -                 3,113
Fossil fuel stock, at average cost                                              6,076                 7,557
Materials and supplies, at average cost (Note 1)                                8,239                 9,076
Prepayments                                                                     6,467                 7,446
------------------------------------------------------------------------------------------------------------
Total                                                                          48,115                45,863
------------------------------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 7)                              21,557                23,521
Premium on reacquired debt, being amortized                                     5,316                 3,295
Cash surrender value of life insurance for deferred compensation plans          8,560                 7,028
Miscellaneous                                                                   4,477                 5,036
------------------------------------------------------------------------------------------------------------
Total                                                                          39,910                38,880
------------------------------------------------------------------------------------------------------------
Total Assets                                                                 $524,662              $518,305
============================================================================================================

The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 1995 and 1994
Savannah Electric and Power Company 1995 Annual Report
=======================================================================================================================
Capitalization and Liabilities                                                              1995                  1994
-----------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)
Capitalization (See accompanying statements):
Common stock equity                                                                     $167,812              $161,581
Preferred stock                                                                           35,000                35,000
Long-term debt                                                                           153,679               155,922
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                    356,491               352,503
-----------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Amount of securities due within one year (Note 10)                                         1,407                 2,579
Notes payable (Note 5)                                                                     4,000                 2,500
Accounts payable-
   Affiliated companies                                                                    5,742                 5,162
   Other                                                                                   5,620                 3,829
Fuel cost over recovery                                                                      865                     -
Customer deposits                                                                          5,054                 4,698
Taxes accrued-
   Federal and state income                                                                  570                   272
   Other                                                                                   1,014                   861
Interest accrued                                                                           6,331                 6,830
Vacation pay accrued                                                                       1,916                 1,823
Pensions accrued (Note 2)                                                                    685                 4,783
Miscellaneous                                                                              5,185                 3,499
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                     38,389                36,836
-----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 7)                                                74,152                70,786
Accumulated deferred investment tax credits (Note 7)                                      13,934                14,637
Deferred credits related to income taxes (Note 7)                                         24,419                25,487
Deferred compensation plans                                                                7,690                 6,807
Deferred under-funded accrued benefit obligation (Note 2)                                  2,123                 3,022
Postretirement benefits                                                                    4,728                 3,808
Miscellaneous                                                                              2,736                 4,419
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                    129,782               128,966
-----------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 4, 5, and 9)
Total Capitalization and Liabilities                                                    $524,662              $518,305
=======================================================================================================================

The accompanying notes are an integral part of these statements.



STATEMENTS OF CAPITALIZATION
At December 31, 1995 and 1994
Savannah Electric and Power Company 1995 Annual Report
=========================================================================================================================
                                                                           1995            1994        1995        1994
-------------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)        (percent of total)
Common Stock Equity (Notes 2 and 11):
Common stock, par value $5 per share --
     Authorized -- 16,000,000 shares
     Outstanding -- 10,844,635 shares in
         1995 and 1994                                                  $ 54,223      $  54,223
Paid-in capital                                                            8,688          8,688
Additional minimum liability
     for under-funded pension obligations                                  (132)           (546)
Retained earnings                                                       105,033          99,216
-------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                               167,812         161,581        47.1%       45.8%
-------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock (Note 8):
$25 par value --
     Authorized -- 2,200,000 shares
         6.64% Series -- Outstanding -- 1,400,000 shares                35,000          35,000
-------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $2,324,000)                       35,000          35,000          9.8         9.9
-------------------------------------------------------------------------------------------------------------------------
Long-Term Debt (Note 9):
First mortgage bonds --
     Maturity                         Interest Rates
     July 1, 2003                     6 3/8%                            20,000          20,000
     October 1, 2019                  9 1/4%                                 -          28,950
     July 1, 2021                     9 3/8%                            29,400          29,700
     July 1, 2022                     8.30%                             30,000          30,000
     July 1, 2023                     7.40%                             25,000          25,000
     May 1, 2025                      7 7/8%                            15,000               -
-------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                             119,400         133,650
Pollution control obligations (Note 9)                                  17,955          17,955
Other long-term debt (Note 9)                                           20,485           9,988
Unamortized debt premium (discount), net                                (2,754)         (3,092)
-------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $11,916,000)                                       155,086         158,501
Less amount due within one year (Note 10)                                1,407           2,579
-------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                    153,679         155,922         43.1        44.3
-------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                  $356,491        $352,503        100.0%      100.0%
=========================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Savannah Electric and Power Company 1995 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Savannah Electric and Power Company is a wholly owned subsidiary of The Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Electric International (Southern Electric), Southern Nuclear Operating Company (Southern Nuclear), The Southern Development and Investment Group (Southern Development) and other direct and indirect subsidiaries. The operating companies provide electric service in four southeastern states. Contracts among the companies--dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to The Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Electric designs, builds, owns, and operates power production and delivery facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to The Southern Company's nuclear power plants. Southern Development develops new business opportunities related to energy products and services.

     The Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both The Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company also is subject to regulation by the FERC and the Georgia Public Service Commission (GPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the GPSC. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates, and the actual results may differ from those estimates.

     Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to:

                                            1995         1994
                                    ---------------------------
                                             (in thousands)
Deferred income taxes                  $ 21,557      $ 23,521
Premium on reacquired debt                5,316         3,295
Deferred income tax credits             (24,419)      (25,487)
---------------------------------------------------------------
Total                                  $  2,454      $  1,329
===============================================================

     In the event that a portion of the Company's operations is no longer subject to the provisions of Statement No. 71, the Company would be required to write off related regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to other assets, including plant, and write down the assets, if impaired, to their fair value.

Revenues and Fuel Costs

The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The Company's electric rates include provisions to adjust billings for fluctuations in fuel and the energy component of purchased power costs. Revenues are adjusted for differences between recoverable fuel and demand-side management program costs and amounts actually recovered in current rates.

     The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1995, uncollectible accounts continued to average less than 1 percent of revenues.

Savannah Electric and Power Company 1995 Annual Report


Depreciation and Amortization

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
2.9 percent in 1995, 1994 and 1993. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost--together with the cost of removal, less salvage--is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of removal of certain facilities.

Income Taxes

The Company, which is included in the consolidated federal income tax return filed by The Southern Company, uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Allowance for Funds Used During Construction
    (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used by the Company to calculate AFUDC were 7.42 percent in 1995, 8.04 percent in 1994 and 8.77 percent in 1993.

Utility Plant

Utility plant is stated at original cost, which includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and AFUDC. The cost of maintenance, repairs, and replacement of minor items of property is charged to maintenance expense. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, the Company's financial instruments that the carrying amounts did not approximate fair value at December 31 were as follows:

                                            Long-Term Debt
                                    --------------------------
                                      Carrying           Fair
Year                                    Amount          Value
----                                --------------------------
                                            (in millions)
1995                                      $154           $165
1994                                       157            153
==============================================================

     The fair values for long-term debt were based on either closing market prices or closing prices of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Storm Damage Reserve

In December 1995, in response to a request by the Company, the GPSC issued an order allowing the Company to establish a Storm Damage Reserve. As of December 31, 1995, the accumulated provision amounted to $0.3 million. Regulatory treatment by the GPSC allows the Company to accrue up to $0.6 million per year.

Savannah Electric and Power Company 1995 Annual Report


2.   RETIREMENT BENEFITS

Pension Plan

The Company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat-dollar benefit. The Company uses the "projected unit credit" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trust are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

Postretirement Benefits

The Company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Trusts are funded to the extent deductible under federal income tax regulations and to the extent required by the GPSC and the FERC. Amounts funded are primarily invested in debt and equity securities.

     FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." The cost of postretirement benefits is reflected in rates on a current basis.

Funded Status and Cost of Benefits

The following tables show actuarial results and assumptions for pension and postretirement benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

                                                  Pension
                                        ------------------------
                                               1995        1994
                                        ------------------------
                                               (in thousands)
Actuarial present value of
 benefit obligation:
      Vested benefits                       $38,169     $35,227
      Non-vested benefits                     2,585       2,069
----------------------------------------------------------------
Accumulated benefit obligation               40,754      37,296
Additional amounts related to
   projected salary increases                 7,786       7,393
----------------------------------------------------------------
Projected benefit obligation                 48,540      44,689
Less:
   Fair value of plan assets                 36,836      27,165
   Unrecognized net loss                      9,606      10,950
   Unrecognized prior service cost            1,375       1,510
   Unrecognized net transition
     obligation                                 532         621
Adjustment required to
   recognize additional
   minimum liability                          3,727       5,688
----------------------------------------------------------------
Accrued liability recognized
   in the Balance Sheets                    $ 3,918     $10,131
================================================================

     The weighted average rates assumed in the actuarial calculations for the pension plan were:

                                      1995     1994     1993
                                      ------------------------
  Discount                            7.25%    8.00%    7.50%
  Annual salary increase              4.75     5.25     4.75
  Long-term return on plan assets     8.75     9.00     9.25
  ============================================================

     In accordance with Statement No. 87, an additional liability related to under-funded accumulated benefit obligations was reflected at December 31, 1995 and December 31, 1994. Corresponding net-of-tax balances of $0.1 million and $0.5 million were recognized as separate components of Common Stock Equity in the 1995 and 1994 Statements of Capitalization.

Savannah Electric and Power Company 1995 Annual Report


                                         Postretirement
                                            Benefits
                                     ------------------------
                                         1995           1994
                                     ------------------------
                                            (in thousands)
Actuarial present value of
 benefit obligation:
   Retirees and dependents            $13,560        $10,994
   Employees eligible to retire         1,471            884
   Other employees                      5,966          8,485
-------------------------------------------------------------
Accumulated benefit obligation         20,997         20,363
Less:
   Fair value of plan assets            1,443            393
   Unrecognized net loss                5,719          3,197
   Unrecognized transition
     obligation                         9,135         13,021
-------------------------------------------------------------
Accrued liability recognized in
   the Balance Sheets                 $ 4,700        $ 3,752
=============================================================

     In 1995, the Company announced a cost sharing program for postretirement benefits. The program establishes limits on amounts the Company will pay to provide future retiree postretirement benefits. This change reduced the 1995 accumulated postretirement benefit obligation by approximately $3.1 million.

     The weighted average rates assumed in the actuarial calculations for the postretirement benefit plans were:

                                           1995       1994
                                         ------------------
Discount                                   7.25%      8.00%
Annual salary increase                     4.75       5.50
Long-term return on plan assets            8.50       8.50
===========================================================

     An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.8 percent for 1995, decreasing gradually to 5.3 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation at December 31, 1995, by $1.3 million and the aggregate of the service and interest cost components of the net postretirement cost by $0.2 million.

     Components of the plans' net costs are shown below:

                                                 Pension
                                      ------------------------------
                                          1995       1994     1993
                                      ------------------------------
                                             (in thousands)
Benefits earned during the year         $1,188     $1,192    $1,188
Interest cost on projected
   benefit obligation                    3,395      3,279     2,741
Actual (return) loss on plan assets     (5,791)        27    (2,199)
Net amortization and deferral            4,125     (1,474)      716
--------------------------------------------------------------------
Net pension cost                        $2,917     $3,024    $2,446
====================================================================

     Of the above net pension costs, $2.4 million in 1995, $2.6 million in 1994 and $2.0 million in 1993 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

                                              Postretirement
                                                 Benefits
                                      ------------------------------
                                          1995       1994     1993
                                      ------------------------------
                                               (in thousands)
Benefits earned during the year         $  504     $  632    $  443
Interest cost on accumulated
  benefit obligation                     1,638      1,492     1,134
Amortization of transition
  obligation                               723        723       723
Actual (return) loss on plan assets        (34)         6         -
Net amortization and deferral               93        111         -
--------------------------------------------------------------------
Net postretirement costs                $2,924     $2,964    $2,300
====================================================================

     Of the above net postretirement costs, $2.4 million in 1995, $2.4 million in 1994 and $1.8 million in 1993 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

     The Company has a supplemental retirement plan for certain executive employees. The plan is unfunded and payable from the general funds of the Company. The Company has purchased life insurance on participating executives, and plans to use these policies to satisfy this obligation. Benefit costs associated with this plan for 1995, 1994 and 1993 were $0.4 million, $0.4 million and $1.0 million, respectively. The 1993 benefit costs reflect a one-time expense related to employees who were part of the work force reduction program.

Savannah Electric and Power Company 1995 Annual Report


Work Force Reduction Program

In 1993, the Company incurred additional costs for a one-time charge related to the implementation of a work force reduction program. In 1993, $4.5 million was charged to operating expenses and $0.6 million was charged to other income (expense).

3.  REGULATORY MATTERS

Rates to retail customers served by the Company are regulated by the GPSC. As part of the Company's most recent rate settlement in 1992, it was informally agreed that the Company's earned rate of return on common equity should be 12.95 percent. The Company is currently undergoing an earnings review by the GPSC, and to date, the GPSC has made no determination.

     In August 1995, the GPSC ordered the phase out of the Company's demand-side management programs effective December 31, 1995 and the elimination of demand-side management rate riders effective October 1, 1995. The Company will refund to customers approximately $0.2 million which had been overcollected from the rate riders as of December 31, 1995.

4.  CONSTRUCTION PROGRAM

The Company is engaged in a continuous construction program, currently estimated to total $33 million in 1996, $30 million in 1997 and $23 million in 1998. The estimates include AFUDC of $1.0 million in 1996, $0.9 million in 1997 and $0.2 million in 1998. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing cost of labor, equipment and materials; and changes in cost of capital. The construction of two combustion turbine peaking units totaling 160 megawatts was completed during 1994. The Company does not have any new baseload generating plants under construction. However, construction related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants will continue.

5.  FINANCING AND COMMITMENTS

General

To the extent possible, the Company's construction program is expected to be financed from internal sources and from the issuance of additional long-term debt, preferred stock and capital contributions from The Southern Company.

     The amounts of long-term debt and preferred stock that can be issued in the future will be contingent on market conditions, the maintenance of adequate earnings levels, regulatory authorizations and other factors.

Bank Credit Arrangements

At the beginning of 1996, unused credit arrangements with five banks totaled $20.5 million and expire at various times during 1996.

     The Company's revolving credit arrangements of $20 million, of which $16 million remained unused as of December 31, 1995, expire December 31, 1998. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option.

     In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments.

Assets Subject to Lien

As amended and supplemented, the Company's Indenture of Mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

Savannah Electric and Power Company 1995 Annual Report


Operating Leases

The Company has rental agreements with various terms and expiration dates. Rental expenses totaled $1.3 million for 1995 and $1.5 million for 1994 and 1993. The Company entered into a 22.5 year lease agreement effective December 1, 1995 for 100 new aluminum rail cars at an annual cost of approximately $0.5 million. The rail cars are used to transport coal to the Company's generating plants.

     At December 31, 1995, estimated future minimum lease payments for non-cancelable operating leases were as follows:

                                               Amounts
                                         --------------------
                                            (in millions)
1996                                             $1.6
1997                                              1.4
1998                                              1.1
1999                                              0.5
2000                                              0.5
2001 and thereafter                               8.4
=============================================================

6.  LONG-TERM POWER SALES AGREEMENTS

The operating subsidiaries of The Southern Company, including the Company, have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. The agreements for non-firm capacity expired in 1994. Other agreements are firm and pertain to capacity related to specific generating units. Because energy is generally sold at cost under these agreements, revenues from capacity sales primarily affect profitability. The Company's portion of capacity revenues has been as follows:

                           Unit         Other
Year                       Power      Long-Term        Total
-----------           -----------------------------------------
                                    (in thousands)
1995                         $3         $   -           $   3
1994                          3           445             448
1993                          2           976             978
===============================================================

7.  INCOME TAXES

Effective January 1, 1993, the Company adopted FASB Statement No. 109, Accounting for Income Taxes. The adoption resulted in the recording of additional deferred income taxes and related regulatory assets and liabilities. At December 31, 1995, the tax-related regulatory assets and liabilities were $22 million and $24 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

     Details of the federal and state income tax provisions are as follows:

                                       1995      1994       1993
                                 --------------------------------
                                           (in thousands)
Total provision for income taxes
Federal --
   Currently payable                $10,427   $11,736    $11,663
   Deferred  -- current year          5,290     2,106      1,906
             -- reversal of
                prior years          (1,661)     (755)    (1,383)
-----------------------------------------------------------------
                                     14,056    13,087     12,186
-----------------------------------------------------------------
State --
   Currently payable                  1,941     2,064      2,049
   Deferred  -- current year            695       188        119
             -- reversal of
                prior years              35        86        (35)
-----------------------------------------------------------------
                                      2,671     2,338      2,133
-----------------------------------------------------------------
Total                                16,727    15,425     14,319
Less income taxes charged
   (credited) to other income          (651)     (864)    (1,117)
-----------------------------------------------------------------
Federal and state income taxes
   charged to operations            $17,378   $16,289    $15,436
=================================================================

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

Savannah Electric and Power Company 1995 Annual Report


                                                1995       1994
                                            --------- ----------
Deferred tax liabilities:                       (in thousands)
   Accelerated depreciation                  $62,822    $57,830
   Property basis differences                 11,330     12,956
   Other                                       1,511      2,449
----------------------------------------------------------------
Total                                         75,663     73,235
----------------------------------------------------------------
Deferred tax assets:
   Pension and other benefits                  3,660      4,816
   Other                                       3,818      3,959
----------------------------------------------------------------
Total                                          7,478      8,775
----------------------------------------------------------------
Net deferred tax liabilities                  68,185     64,460
Portions included in current assets, net       5,967      6,326
----------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                     $74,152    $70,786
================================================================

     Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $0.7 million in 1995, 1994 and 1993. At December 31, 1995, all investment tax credits available to reduce federal income taxes payable had been utilized.

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                       1995       1994    1993
                                    ----------------------------
   Federal statutory tax rate            35%        35%     35%
   State income tax, net of
      federal income tax benefit          4          4       4
   Other                                  -          -      (1)
   -------------------------------------------------------------
   Effective income tax rate             39%        39%     38%
   =============================================================

     The Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

8.  CUMULATIVE PREFERRED STOCK

In 1993, the Company issued 1,400,000 shares of 6.64% Series Preferred Stock which has redemption provisions of $26.66 per share plus accrued dividends if on or prior to November 1, 1998, and redemption provisions of $25 per share plus accrued dividends thereafter. Cumulative preferred stock dividends are preferential to the payment of dividends on common stock.

9.  LONG-TERM DEBT

The Company's Indenture related to its First Mortgage Bonds is unlimited as to the authorized amount of bonds which may be issued, provided that required property additions, earnings and other provisions of such Indenture are met.

     In May 1995, the Company issued $15 million of first mortgage bonds maturing in 2025 and $20 million of term notes maturing in 1998. Using the proceeds from such sales, the Company redeemed in June 1995 all of its remaining outstanding 9 1/4% Series First Mortgage Bonds due October 2019.

     The sinking fund requirements of first mortgage bonds were satisfied by cash redemption in 1994 and 1995. Sinking fund requirements and/or maturities through 2000 applicable to long-term debt are as follows: $1.4 million in 1996; $0.2 million in 1997; $20.1 million in 1998; and no requirements in 1999 and 2000.

     Details of pollution control obligations and other long-term debt at December 31 are as follows:

                                             1995        1994
                                         ---------------------
                                             (in thousands)

Collateralized obligations incurred
in connection with the sale by public
authorities of tax-exempt pollution
control revenue bonds --
   Variable rate (5.15% at 1/1/96)
     due 2016                              $ 4,085     $ 4,085
   6 3/4% due 2022                          13,870      13,870
Capital lease obligations --
   Combustion turbine equipment                  -         980
   Transportation fleet                        485         508
Notes Payable --
   6.04% due 1995                                -       3,500
   6.035% due 1995                               -       5,000
   Variable rate (5.85% at 1/1/96)
     due 1998                               15,000
   Variable rate (5.84% at 1/1/96)
     due 1998                                5,000
----------------------------------------------------------------
Total                                      $38,440     $27,943
================================================================

Savannah Electric and Power Company 1995 Annual Report


     Assets acquired under capital leases are recorded as utility plant in service, and the related obligation is classified as other long-term debt. Leases are capitalized at the net present value of the future lease payments. However, for ratemaking purposes, these obligations are treated as operating leases, and as such, lease payments are charged to expense as incurred.

     The Company leased combustion turbine generating equipment under a non-cancelable lease that expired in 1995. In December 1995, the Company exercised its option to purchase this equipment. The Company currently leases a portion of its transportation fleet. Under the terms of these leases, the Company is responsible for taxes, insurance and other expenses.

10.  LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the sinking fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                                  1995         1994
                                             ----------------------
                                                   (in thousands)
Bond sinking fund requirement                   $1,200       $1,350
Less:
   Portion to be satisfied by
     certifying property additions                   -            -
--------------------------------------------------------------------
Cash sinking fund requirement                    1,200        1,350
Other long-term debt maturities (Note 9)           207        1,229
--------------------------------------------------------------------
Total                                           $1,407       $2,579
====================================================================

     The first mortgage bond improvement (sinking) fund requirements amount to 1 percent of each outstanding series of bonds authenticated under the Indenture prior to January 1 of each year, other than those issued to collateralize pollution control and other obligations. The requirements may be satisfied by depositing cash or reacquiring bonds, or by pledging additional property equal to 1 2/3 times the requirements. In January 1996, the Company satisfied its 1996 sinking fund requirement of $1.2 million by cash redemption.

11.  COMMON STOCK DIVIDEND RESTRICTIONS

The Company's Charter and Indenture contain certain limitations on the payment of cash dividends on preferred and common stocks. At December 31, 1995, approximately $62 million of retained earnings was restricted against the payment of cash dividends on common stock under the terms of the Indenture.

12.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 1995 and 1994 are as follows (in thousands):

                                               Net Income After
                      Operating    Operating      Dividends on
Quarter Ended          Revenue      Income      Preferred Stock
------------------- ------------ ------------ -------------------

March 1995              $46,743     $ 6,468         $ 2,420
June 1995                57,673       9,920           6,041
September 1995           73,449      16,438          12,693
December 1995            47,864       5,452           2,241

March 1994              $46,717     $ 7,130         $ 3,898
June 1994                56,377       9,555           6,051
September 1994           63,674      13,495           9,547
December 1994            45,017       5,989           2,614
=================================================================

     The Company's business is influenced by seasonal weather conditions and a seasonal rate structure, among other factors.


SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1995 Annual Report
==================================================================================================================
                                                                             1995           1994            1993
------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                        $225,729       $211,785        $218,442
Net Income after Dividends
  on Preferred and Preference Stocks (in thousands)                       $23,395        $22,110         $21,459
Cash Dividends on Common Stock (in thousands)                             $17,600        $16,300         $21,000
Return on Average Common Equity (percent)                                   14.20          14.00           13.73
Total Assets (in thousands)                                              $524,662       $518,305        $527,187
Gross Property Additions (in thousands)                                   $26,503        $30,078         $72,858
-----------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                      $167,812       $161,581        $154,269
Preferred stock                                                            35,000         35,000          35,000
Preferred and preference stock subject
  to mandatory redemption                                                       -              -               -
Long-term debt                                                            153,679        155,922         151,338
-----------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                            $356,491       $352,503        $340,607
=================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                          47.1           45.8            45.3
Preferred and preference stock                                                9.8            9.9            10.3
Long-term debt                                                               43.1           44.3            44.4
-----------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                               100.0          100.0           100.0
=================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                     15,000              -          45,000
Retired                                                                    29,250          5,065               -
Preferred and Preference Stock (in thousands):
Issued                                                                          -              -          35,000
Retired                                                                         -              -          20,000
-----------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                                      A1             A1              A1
  Standard and Poor's                                                          A+              A               A
Preferred Stock -
  Moody's                                                                     "a2"           "a2"            "a2"
  Standard and Poor's                                                           A             A-              A-
-----------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                               104,624        103,199         101,032
Commercial                                                                 13,339         13,015          12,702
Industrial                                                                     65             65              69
Other                                                                       1,048          1,007             957
-----------------------------------------------------------------------------------------------------------------
Total                                                                     119,076        117,286         114,760
=================================================================================================================
Employees (year-end)                                                          584            616             665

Note:
NR = Not Rated



SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1995 Annual Report
=================================================================================================================
                                                                             1992           1991            1990
-----------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                        $197,761       $189,646        $205,635
Net Income after Dividends
  on Preferred and Preference Stocks (in thousands)                       $20,512        $24,030         $26,254
Cash Dividends on Common Stock (in thousands)                             $22,000        $22,000         $22,000
Return on Average Common Equity (percent)                                   12.89          15.13           16.85
Total Assets (in thousands)                                              $352,175       $352,505        $340,050
Gross Property Additions (in thousands)                                   $30,132        $19,478         $20,086
-----------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                      $158,376       $159,841        $157,811
Preferred stock                                                            20,000         20,000          20,000
Preferred and preference stock subject
  to mandatory redemption                                                       -              -               -
Long-term debt                                                            110,767        119,280         112,377
-----------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                            $289,143       $299,121        $290,188
=================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                          54.8           53.4            54.4
Preferred and preference stock                                                6.9            6.7             6.9
Long-term debt                                                               38.3           39.9            38.7
-----------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                               100.0          100.0           100.0
=================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                     30,000         30,000               -
Retired                                                                    38,750         22,500           9,135
Preferred and Preference Stock (in thousands):
Issued                                                                          -              -               -
Retired                                                                         -              -           5,374
-----------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                                      A1             A1              A1
  Standard and Poor's                                                           A              A               A
Preferred Stock -
  Moody's                                                                     "a2"           "a2"            "a2"
  Standard and Poor's                                                           A-             A-              A-
-----------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                99,164         97,446          96,452
Commercial                                                                 12,416         12,153          12,045
Industrial                                                                     73             73              76
Other                                                                         940            897             867
-----------------------------------------------------------------------------------------------------------------
Total                                                                     112,593        110,569         109,440
=================================================================================================================
Employees (year-end)                                                          688            672             648

Note:
NR = Not Rated

                                          II-247A


SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1995 Annual Report
================================================================================================================
                                                                            1989           1988            1987
----------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                       $201,799       $182,440        $174,707
Net Income after Dividends
  on Preferred and Preference Stocks (in thousands)                      $25,535        $24,272         $22,086
Cash Dividends on Common Stock (in thousands)                            $20,000        $11,700         $10,741
Return on Average Common Equity (percent)                                  16.88          17.03           17.03
Total Assets (in thousands)                                             $349,887       $347,051        $340,109
Gross Property Additions (in thousands)                                  $18,831        $23,254         $32,276
----------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                     $153,737       $148,883        $136,207
Preferred stock                                                           22,300         22,300           2,300
Preferred and preference stock subject
  to mandatory redemption                                                  2,884          3,075           9,665
Long-term debt                                                           117,522         98,285         129,329
----------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                           $296,443       $272,543        $277,501
================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                         51.9           54.6            49.1
Preferred and preference stock                                               8.5            9.3             4.3
Long-term debt                                                              39.6           36.1            46.6
----------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                              100.0          100.0           100.0
================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                    30,000              -               -
Retired                                                                   18,275         12,231          10,239
Preferred and Preference Stock (in thousands):
Issued                                                                         -         20,000               -
Retired                                                                    6,591            553             588
----------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                                     A1             A1              A3
  Standard and Poor's                                                          A             A-              A-
Preferred Stock -
  Moody's                                                                    "a2"           "a2"             NR
  Standard and Poor's                                                          A-           BBB+            BBB+
----------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                               94,766         93,486          92,094
Commercial                                                                12,298         12,135          11,812
Industrial                                                                    69             69              67
Other                                                                        856            828             762
----------------------------------------------------------------------------------------------------------------
Total                                                                    107,989        106,518         104,735
================================================================================================================
Employees (year-end)                                                         643            655             655

Note:

NR = Not Rated

                                        II-247B


SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1995 Annual Report
================================================================================================
                                                                            1986           1985
------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                       $174,847       $158,643
Net Income after Dividends
   on Preferred and Preference Stocks (in thousands)                     $20,452        $15,279
Cash Dividends on Common Stock (in thousands)                             $9,353         $8,387
Return on Average Common Equity (percent)                                  17.52          14.41
Total Assets (in thousands)                                             $341,826       $323,686
Gross Property Additions (in thousands)                                  $26,800        $30,700
------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                     $123,133       $110,385
Preferred stock                                                            2,300          2,300
Preferred and preference stock subject
   to mandatory redemption                                                10,256         10,848
Long-term debt                                                           137,821        128,850
------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                           $273,510       $252,383
================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                         45.0           43.7
Preferred and preference stock                                               4.6            5.2
Long-term debt                                                              50.4           51.1
------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                              100.0          100.0
================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                    25,000         20,000
Retired                                                                   10,160          5,592
Preferred and Preference Stock (in thousands):
Issued                                                                         -              -
Retired                                                                      610            588
------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
   Moody's                                                                    A3             A3
   Standard and Poor's                                                        A-             A-
Preferred Stock -
   Moody's                                                                    NR             NR
   Standard and Poor's                                                      BBB+           BBB+
------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                               89,951         88,101
Commercial                                                                11,405         10,985
Industrial                                                                    67             66
Other                                                                        731            699
------------------------------------------------------------------------------------------------
Total                                                                    102,154         99,851
================================================================================================
Employees (year-end)                                                         658            653

Note:
NR = Not Rated

                                        II-247C


SELECTED FINANCIAL AND OPERATING DATA (continued)
Savannah Electric and Power Company 1995 Annual Report
===============================================================================================================
                                                                           1995           1994            1993
---------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                             $95,208        $89,195         $93,883
Commercial                                                               75,117         71,227          71,320
Industrial                                                               36,040         32,906          36,180
Other                                                                     8,386          7,946           7,810
---------------------------------------------------------------------------------------------------------------
Total retail                                                            214,751        201,274         209,193
Sales for resale - non-affiliates                                         1,851          4,786           6,021
Sales for resale - affiliates                                             7,200          6,446           2,433
---------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                223,802        212,506         217,647
Other revenues                                                            1,927           (721)            795
---------------------------------------------------------------------------------------------------------------
Total                                                                  $225,729       $211,785        $218,442
===============================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                           1,402,148      1,298,122       1,329,362
Commercial                                                            1,099,570      1,045,831       1,015,935
Industrial                                                              887,141        799,543         854,324
Other                                                                   126,057        119,593         115,969
---------------------------------------------------------------------------------------------------------------
Total retail                                                          3,514,916      3,263,089       3,315,590
Sales for resale - non-affiliates                                        87,747        201,716         247,203
Sales for resale - affiliates                                            63,731         93,001          75,384
---------------------------------------------------------------------------------------------------------------
Total                                                                 3,666,394      3,557,806       3,638,177
===============================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                6.79           6.87            7.06
Commercial                                                                 6.83           6.81            7.02
Industrial                                                                 4.06           4.12            4.23
Total retail                                                               6.11           6.17            6.31
Sale for resale                                                            5.98           3.81            2.62
Total sales                                                                6.10           5.97            5.98
Residential Average Annual Kilowatt-Hour Use Per Customer                13,478         12,686          13,269
Residential Average Annual Revenue Per Customer                         $915.15        $871.68         $937.07
Plant Nameplate Capacity Ratings (year-end) (megawatts)                     788            788             628
Maximum Peak-Hour Demand (megawatts):
Winter                                                                      630            617             524
Summer                                                                      811            729             747
Annual Load Factor (percent)                                               52.9           54.3            54.1
Plant Availability - Fossil-Steam (percent)                                83.3           81.0            90.2
---------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                       23.9           18.6            21.5
Oil and gas                                                                 5.9            1.8             4.5
Purchased power -
     From non-affiliates                                                    2.3            1.5             0.9
     From affiliates                                                       67.9           78.1            73.1
---------------------------------------------------------------------------------------------------------------
Total                                                                     100.0          100.0           100.0
===============================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                      12,146         11,786          11,515
Cost of fuel per million BTU (cents)                                     179.25         205.03          215.97
Average cost of fuel per net kilowatt-hour generated (cents)               2.18           2.42            2.49
===============================================================================================================



SELECTED FINANCIAL AND OPERATING DATA (continued)
Savannah Electric and Power Company 1995 Annual Report
=================================================================================================================
                                                                             1992           1991            1990
-----------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                               $82,670        $80,541         $87,063
Commercial                                                                 64,756         61,827          65,462
Industrial                                                                 33,171         30,492          30,237
Other                                                                       7,095          6,561           6,782
-----------------------------------------------------------------------------------------------------------------
Total retail                                                              187,692        179,421         189,544
Sales for resale - non-affiliates                                           7,821          7,813           9,482
Sales for resale - affiliates                                               1,505          1,430           5,566
-----------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                  197,018        188,664         204,592
Other revenues                                                                743            982           1,043
-----------------------------------------------------------------------------------------------------------------
Total                                                                    $197,761       $189,646        $205,635
=================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                             1,216,993      1,195,005       1,183,486
Commercial                                                                953,840        925,757         892,931
Industrial                                                                861,121        825,862         644,704
Other                                                                     110,270        106,683         103,539
-----------------------------------------------------------------------------------------------------------------
Total retail                                                            3,142,224      3,053,307       2,824,660
Sales for resale - non-affiliates                                         367,066        372,085         441,090
Sales for resale - affiliates                                              37,632         32,581         294,042
-----------------------------------------------------------------------------------------------------------------
Total                                                                   3,546,922      3,457,973       3,559,792
=================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                  6.79           6.74            7.36
Commercial                                                                   6.79           6.68            7.33
Industrial                                                                   3.85           3.69            4.69
Total retail                                                                 5.97           5.88            6.71
Sale for resale                                                              2.30           2.28            2.05
Total sales                                                                  5.55           5.46            5.75
Residential Average Annual Kilowatt-Hour Use Per Customer                  12,369         12,323          12,339
Residential Average Annual Revenue Per Customer                           $840.23        $830.54         $907.68
Plant Nameplate Capacity Ratings (year-end) (megawatts)                       628            605             605
Maximum Peak-Hour Demand (megawatts):
Winter                                                                        533            526             428
Summer                                                                        695            691             648
Annual Load Factor (percent)                                                 55.0           54.1            53.2
Plant Availability - Fossil-Steam (percent)                                  89.1           76.9            89.6
-----------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                         12.0           16.3            52.8
Oil and gas                                                                   2.9            1.7             3.4
Purchased power -
     From non-affiliates                                                      1.0            0.4             0.8
     From affiliates                                                         84.1           81.6            43.0
-----------------------------------------------------------------------------------------------------------------
Total                                                                       100.0          100.0           100.0
=================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                        12,547         10,917          10,741
Cost of fuel per million BTU (cents)                                       201.50         199.42          188.18
Average cost of fuel per net kilowatt-hour generated (cents)                 2.53           2.18            2.02
=================================================================================================================

                                       II-249A


SELECTED FINANCIAL AND OPERATING DATA (continued)
Savannah Electric and Power Company 1995 Annual Report
=============================================================================================================
                                                                         1989           1988            1987
-------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                           $85,113        $81,098         $79,785
Commercial                                                             65,474         62,640          60,285
Industrial                                                             28,304         26,865          27,422
Other                                                                   6,892          6,557           6,315
-------------------------------------------------------------------------------------------------------------
Total retail                                                          185,783        177,160         173,807
Sales for resale - non-affiliates                                       8,814            808               -
Sales for resale - affiliates                                           6,025          3,567               -
-------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                              200,622        181,535         173,807
Other revenues                                                          1,177            905             900
-------------------------------------------------------------------------------------------------------------
Total                                                                $201,799       $182,440        $174,707
=============================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                         1,109,976      1,067,411       1,044,554
Commercial                                                            839,756        806,687         775,643
Industrial                                                            561,063        533,604         557,281
Other                                                                 101,164         97,072          94,949
-------------------------------------------------------------------------------------------------------------
Total retail                                                        2,611,959      2,504,774       2,472,427
Sales for resale - non-affiliates                                     437,943         24,168               -
Sales for resale - affiliates                                         303,142        156,106               -
-------------------------------------------------------------------------------------------------------------
Total                                                               3,353,044      2,685,048       2,472,427
=============================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                              7.67           7.60            7.64
Commercial                                                               7.80           7.77            7.77
Industrial                                                               5.04           5.03            4.92
Total retail                                                             7.11           7.07            7.03
Sale for resale                                                          2.00           2.43               -
Total sales                                                              5.98           6.76            7.03
Residential Average Annual Kilowatt-Hour Use Per Customer              11,781         11,489          11,481
Residential Average Annual Revenue Per Customer                       $903.37        $872.87         $876.95
Plant Nameplate Capacity Ratings (year-end) (megawatts)                   605            605             605
Maximum Peak-Hour Demand (megawatts):
Winter                                                                    548            471             414
Summer                                                                    613            574             562
Annual Load Factor (percent)                                             52.4           53.4            53.6
Plant Availability - Fossil-Steam (percent)                              94.7           77.1            81.2
-------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                     63.5           79.8            74.3
Oil and gas                                                               1.4            5.4             4.4
Purchased power -
     From non-affiliates                                                  1.5            5.9            19.9
     From affiliates                                                     33.6            8.9             1.4
-------------------------------------------------------------------------------------------------------------
Total                                                                   100.0          100.0           100.0
=============================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                    10,611         10,683          10,551
Cost of fuel per million BTU (cents)                                   180.48         178.31          176.10
Average cost of fuel per net kilowatt-hour generated (cents)             1.92           1.90            1.86
=============================================================================================================

                                       II-249B


SELECTED FINANCIAL AND OPERATING DATA (continued)
Savannah Electric and Power Company 1995 Annual Report
============================================================================================
                                                                        1986           1985
--------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                          $80,348        $70,377
Commercial                                                            59,547         53,696
Industrial                                                            27,694         28,335
Other                                                                  6,300          5,823
--------------------------------------------------------------------------------------------
Total retail                                                         173,889        158,231
Sales for resale - non-affiliates                                          -              -
Sales for resale - affiliates                                              -              -
--------------------------------------------------------------------------------------------
Total revenues from sales of electricity                             173,889        158,231
Other revenues                                                           958            412
--------------------------------------------------------------------------------------------
Total                                                               $174,847       $158,643
============================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                        1,021,905        926,988
Commercial                                                           746,133        694,168
Industrial                                                           515,544        513,270
Other                                                                 92,471         87,238
--------------------------------------------------------------------------------------------
Total retail                                                       2,376,053      2,221,664
Sales for resale - non-affiliates                                          -              -
Sales for resale - affiliates                                              -              -
--------------------------------------------------------------------------------------------
Total                                                              2,376,053      2,221,664
============================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                             7.86           7.59
Commercial                                                              7.98           7.74
Industrial                                                              5.37           5.52
Total retail                                                            7.32           7.12
Sale for resale                                                            -              -
Total sales                                                             7.32           7.12
Residential Average Annual Kilowatt-Hour Use Per Customer             11,514         10,536
Residential Average Annual Revenue Per Customer                      $905.27        $799.90
Plant Nameplate Capacity Ratings (year-end) (megawatts)                  605            605
Maximum Peak-Hour Demand (megawatts):
Winter                                                                   464            440
Summer                                                                   565            498
Annual Load Factor (percent)                                            51.1           54.7
Plant Availability - Fossil-Steam (percent)                             86.9           92.0
--------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                    81.9           87.5
Oil and gas                                                              6.8            2.6
Purchased power -
     From non-affiliates                                                11.3            9.9
     From affiliates                                                       -              -
--------------------------------------------------------------------------------------------
Total                                                                  100.0          100.0
============================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                   10,607         10,581
Cost of fuel per million BTU (cents)                                  186.30         198.80
Average cost of fuel per net kilowatt-hour generated (cents)            1.98           2.10
============================================================================================

                                     II-249C

STATEMENTS OF INCOME
Savannah Electric and Power Company
=========================================================================================================================
For the Years Ended December 31,                                                   1995          1994            1993
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                       $   218,529   $   205,339     $   216,009
Revenues from affiliates                                                             7,200         6,446           2,433
-------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           225,729       211,785         218,442
-------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
       Fuel                                                                         25,386        18,555          24,976
       Purchased power from non-affiliates                                           2,139         1,839             793
       Purchased power from affiliates                                              53,252        55,822          56,274
       Other                                                                        45,214        41,623          45,610
Maintenance                                                                         13,668        12,560          13,516
Depreciation and amortization                                                       18,949        17,854          16,467
Taxes other than income taxes                                                       11,465        11,074          11,136
Federal and state income taxes                                                      17,378        16,289          15,436
-------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           187,451       175,616         184,208
-------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    38,278        36,169          34,234
Other Income (Expense):
Allowance for equity funds used during construction                                    163           831             958
Interest income                                                                        164            54             209
Other, net                                                                            (618)       (1,032)         (1,841)
Income taxes applicable to other income                                                651           864           1,117
-------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      38,638        36,886          34,677
-------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                          12,380        12,585          10,696
Allowance for debt funds used during construction                                     (450)       (1,225)           (699)
Interest on notes payable                                                              135           205             240
Amortization of debt discount, premium, and expense, net                               448           550             535
Other interest charges                                                                 406           337             340
-------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                12,919        12,452          11,112
-------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                            25,719        24,434          23,565
Cumulative effect as of January 1, 1988, of accruing unbilled
       revenues--less income taxes of $1,164(000)                                        -             -               -
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          25,719        24,434          23,565
Dividends on Preferred and Preference Stock                                          2,324         2,324           2,106
-------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock                   $    23,395   $    22,110     $    21,459
=========================================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
       Assuming Change in Method of Recording
       Revenues Was Applied Retroactively                                      $    23,395   $    22,110     $    21,459

STATEMENTS OF INCOME
Savannah Electric and Power Company
=========================================================================================================================
For the Years Ended December 31,                                                   1992          1991            1990
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                       $   196,256   $   188,216     $   200,069
Revenues from affiliates                                                             1,505         1,430           5,566
-------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           197,761       189,646         205,635
-------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
       Fuel                                                                         14,162        14,415          42,630
       Purchased power from non-affiliates                                             494           297             611
       Purchased power from affiliates                                              56,492        49,007          34,648
       Other                                                                        36,884        32,945          30,630
Maintenance                                                                         14,232        12,475          12,754
Depreciation and amortization                                                       16,829        16,549          16,118
Taxes other than income taxes                                                       10,231        10,122           9,798
Federal and state income taxes                                                      14,566        16,195          17,611
-------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           163,890       152,005         164,800
-------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    33,871        37,641          40,835
Other Income (Expense):
Allowance for equity funds used during construction                                    446           170             193
Interest income                                                                        276           589             741
Other, net                                                                          (1,450)         (879)           (803)
Income taxes applicable to other income                                                758           722             187
-------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      33,901        38,243          41,153
-------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                          10,870        11,486          12,052
Allowance for debt funds used during construction                                     (289)         (103)           (194)
Interest on notes payable                                                               15            25             116
Amortization of debt discount, premium, and expense, net                               427           380             241
Other interest charges                                                                 466           525             665
-------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                11,489        12,313          12,880
-------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                            22,412        25,930          28,273
Cumulative effect as of January 1, 1988, of accruing unbilled
       revenues--less income taxes of $1,164(000)                                        -             -               -
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          22,412        25,930          28,273
Dividends on Preferred and Preference Stock                                          1,900         1,900           2,019
-------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock                   $    20,512   $    24,030     $    26,254
=========================================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
       Assuming Change in Method of Recording
       Revenues Was Applied Retroactively                                      $    20,512   $    24,030     $    26,254

                                     II-251A

STATEMENTS OF INCOME
Savannah Electric and Power Company
=========================================================================================================================
For the Years Ended December 31,                                                   1989          1988            1987
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                       $   195,774   $   178,873     $   174,707
Revenues from affiliates                                                             6,025         3,567               -
-------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           201,799       182,440         174,707
-------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
       Fuel                                                                         44,224        46,578          38,597
       Purchased power from non-affiliates                                             616         3,593          11,453
       Purchased power from affiliates                                              26,361         6,586           1,186
       Other                                                                        29,371        28,271          25,642
Maintenance                                                                         12,281        14,261          13,629
Depreciation and amortization                                                       20,343        19,771          18,152
Taxes other than income taxes                                                        9,152         9,209           9,088
Federal and state income taxes                                                      17,571        14,017          16,969
-------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           159,919       142,286         134,716
-------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    41,880        40,154          39,991
Other Income (Expense):
Allowance for equity funds used during construction                                      -           273             512
Interest income                                                                        719           355             925
Other, net                                                                            (672)       (1,423)           (464)
Income taxes applicable to other income                                                192           459            (317)
-------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      42,119        39,818          40,647
-------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                          12,287        15,603          17,127
Allowance for debt funds used during construction                                     (112)         (330)           (459)
Interest on notes payable                                                              402           230              70
Amortization of debt discount, premium, and expense, net                               274           196             237
Other interest charges                                                               1,313           336             251
-------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                14,164        16,035          17,226
-------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                            27,955        23,783          23,421
Cumulative effect as of January 1, 1988, of accruing unbilled
       revenues--less income taxes of $1,164(000)                                        -         1,920               -
-------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          27,955        25,703          23,421
Dividends on Preferred and Preference Stock                                          2,420         1,431           1,335
-------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock                   $    25,535   $    24,272     $    22,086
=========================================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
       Assuming Change in Method of Recording
       Revenues Was Applied Retroactively                                      $    25,535   $    22,352     $    21,865

                                     II-251B

STATEMENTS OF INCOME
Savannah Electric and Power Company
=========================================================================================================
For the Years Ended December 31,                                                   1986          1985
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                       $   174,847   $   158,643
Revenues from affiliates                                                                 -             -
---------------------------------------------------------------------------------------------------------
Total operating revenues                                                           174,847       158,643
---------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
       Fuel                                                                         44,393        45,232
       Purchased power from non-affiliates                                           6,069         7,577
       Purchased power from affiliates                                               2,071         1,526
       Other                                                                        24,114        20,292
Maintenance                                                                         12,591        12,029
Depreciation and amortization                                                       16,443        15,798
Taxes other than income taxes                                                        7,863         6,724
Federal and state income taxes                                                      21,405        15,495
---------------------------------------------------------------------------------------------------------
Total operating expenses                                                           134,949       124,673
---------------------------------------------------------------------------------------------------------
Operating Income                                                                    39,898        33,970
Other Income (Expense):
Allowance for equity funds used during construction                                     27           646
Interest income                                                                        924           943
Other, net                                                                            (553)         (107)
Income taxes applicable to other income                                               (217)         (389)
---------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      40,079        35,063
---------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                          17,415        18,089
Allowance for debt funds used during construction                                      (73)         (725)
Interest on notes payable                                                              315           437
Amortization of debt discount, premium, and expense, net                               234           302
Other interest charges                                                                 335           213
---------------------------------------------------------------------------------------------------------
Net interest charges                                                                18,226        18,316
---------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                            21,853        16,747
Cumulative effect as of January 1, 1988, of accruing unbilled
       revenues--less income taxes of $1,164(000)                                        -             -
---------------------------------------------------------------------------------------------------------
Net Income                                                                          21,853        16,747
Dividends on Preferred and Preference Stock                                          1,401         1,468
---------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock                   $    20,452   $    15,279
=========================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
       Assuming Change in Method of Recording
       Revenues Was Applied Retroactively                                      $    20,606   $    15,744

                                     II-251C

STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company
=========================================================================================================================
For the Years Ended December 31,                                                   1995          1994            1993
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                                     $    25,719   $    24,434     $    23,565
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                              20,535        19,353          17,482
         Deferred income taxes, net                                                  4,359         1,625             607
         Deferred investment tax credits, net                                            -             -               -
         Allowance for equity funds used during construction                          (163)         (831)           (958)
         Other, net                                                                     35           826           2,853
         Changes in certain current assets and liabilities --
            Receivables, net                                                        (6,241)       18,481         (16,839)
            Special deposits                                                             -             -               -
            Inventories                                                              2,318         1,144          (3,947)
            Payables                                                                 2,213       (19,957)         18,742
            Other                                                                   (1,848)         (117)          3,282
-------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                         46,927        44,958          44,787
-------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                           (26,503)      (30,078)        (72,858)
Sales of property                                                                        -             -               -
Other                                                                                3,198          (841)          1,676
-------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                             (23,305)      (30,919)        (71,182)
-------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Preferred stock                                                                     -             -          35,000
     First mortgage bonds                                                           15,000             -          45,000
     Pollution control bonds                                                             -             -           4,085
     Other long-term debt                                                           33,500         8,500          10,000
     Common stock                                                                        -             -               -
Retirements:
     Preferred and preference stock                                                      -             -         (20,000)
     First mortgage bonds                                                          (29,250)       (5,065)              -
     Pollution control bonds                                                             -             -          (4,085)
     Other long-term debt                                                          (23,003)         (823)        (10,356)
Notes payable, net                                                                   1,500          (500)         (4,500)
Payment of preferred and preference stock dividends                                 (2,324)       (2,129)         (2,222)
Payment of common and class A stock dividends                                      (17,600)      (16,300)        (21,000)
Miscellaneous                                                                       (2,131)          (74)         (3,400)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                             (24,308)      (16,391)         28,522
-------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                  (686)       (2,352)          2,127
Cash and Cash Equivalents at Beginning of Year                                       1,563         3,915           1,788
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                       $       877   $     1,563     $     3,915
=========================================================================================================================
( ) Denotes use of cash.

STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company
=========================================================================================================================
For the Years Ended December 31,                                                   1992          1991            1990
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                                     $    22,412   $    25,930     $    28,273
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                              17,757        17,501          16,995
         Deferred income taxes, net                                                  5,947         1,601           2,782
         Deferred investment tax credits, net                                            -             -               -
         Allowance for equity funds used during construction                          (446)         (170)           (193)
         Other, net                                                                 (1,312)       (1,876)            511
         Changes in certain current assets and liabilities --
            Receivables, net                                                        (4,107)        5,291           1,541
            Special deposits                                                           350         1,348             185
            Inventories                                                              4,435        (1,082)          1,246
            Payables                                                                   351           568            (228)
            Other                                                                    2,083         3,710            (319)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                         47,470        52,821          50,793
-------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                           (30,132)      (19,478)        (20,086)
Sales of property                                                                        -             -               -
Other                                                                               (1,073)          407            (120)
-------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                             (31,205)      (19,071)        (20,206)
-------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Preferred stock                                                                     -             -               -
     First mortgage bonds                                                           30,000        30,000               -
     Pollution control bonds                                                        13,870             -               -
     Other long-term debt                                                                -             -               -
     Common stock                                                                        -             -               -
Retirements:
     Preferred and preference stock                                                      -             -          (5,374)
     First mortgage bonds                                                          (38,750)      (22,500)         (9,135)
     Pollution control bonds                                                       (14,550)         (515)           (485)
     Other long-term debt                                                             (217)         (275)           (364)
Notes payable, net                                                                   7,500        (1,500)          1,500
Payment of preferred and preference stock dividends                                 (1,900)       (1,900)         (2,113)
Payment of common and class A stock dividends                                      (22,000)      (22,000)        (22,000)
Miscellaneous                                                                       (3,985)         (477)             47
-------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                             (30,032)      (19,167)        (37,924)
-------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                               (13,767)       14,583          (7,337)
Cash and Cash Equivalents at Beginning of Year                                      15,555           972           8,309
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                       $     1,788   $    15,555     $       972
=========================================================================================================================
( ) Denotes use of cash.

                                     II-253A

STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company
=========================================================================================================================
For the Years Ended December 31,                                                   1989          1988            1987
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                                     $    27,955   $    25,703     $    23,421
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                              21,310        20,592          19,126
         Deferred income taxes, net                                                  3,476         3,568             925
         Deferred investment tax credits, net                                            -             -              (5)
         Allowance for equity funds used during construction                             -          (273)           (512)
         Other, net                                                                   (775)          718          (1,016)
         Changes in certain current assets and liabilities --
            Receivables, net                                                        (6,949)       (7,062)          1,360
            Special deposits                                                         2,708          (558)           (587)
            Inventories                                                             (1,503)        3,063            (503)
            Payables                                                                 1,086        (1,151)            (78)
            Other                                                                    1,544        (1,684)           (757)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                         48,852        42,916          41,374
-------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                           (18,831)      (23,254)        (32,276)
Sales of property                                                                        -             -               -
Other                                                                                  381        (4,042)          1,296
-------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                             (18,450)      (27,296)        (30,980)
-------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Preferred stock                                                                     -        20,000               -
     First mortgage bonds                                                           30,000             -               -
     Pollution control bonds                                                             -             -               -
     Other long-term debt                                                                -             -               -
     Common stock                                                                        -           403           1,693
Retirements:
     Preferred and preference stock                                                 (6,591)         (553)           (588)
     First mortgage bonds                                                          (18,275)      (12,231)        (10,239)
     Pollution control bonds                                                          (455)         (430)           (405)
     Other long-term debt                                                           (7,656)       (4,401)         (3,954)
Notes payable, net                                                                       -             -               -
Payment of preferred and preference stock dividends                                 (2,318)       (1,284)         (1,351)
Payment of common and class A stock dividends                                      (20,000)      (14,407)        (10,383)
Miscellaneous                                                                       (1,071)         (269)              -
-------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                             (26,366)      (13,172)        (25,227)
-------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                 4,036         2,448         (14,833)
Cash and Cash Equivalents at Beginning of Year                                       4,273         1,825          16,658
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                       $     8,309   $     4,273     $     1,825
=========================================================================================================================
( ) Denotes use of cash.

                                     II-253B

STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company
=========================================================================================================
For the Years Ended December 31,                                                   1986          1985
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Activities:
Net income                                                                     $    21,853   $    16,747
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                              16,855        16,484
         Deferred income taxes, net                                                  4,443         3,034
         Deferred investment tax credits, net                                          489         3,084
         Allowance for equity funds used during construction                           (27)         (646)
         Other, net                                                                    474        (1,730)
         Changes in certain current assets and liabilities --
            Receivables, net                                                         1,456        (1,122)
            Special deposits                                                           (53)         (916)
            Inventories                                                                663         5,563
            Payables                                                                (1,750)        2,135
            Other                                                                    1,916             2
---------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                         46,319        42,635
---------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                           (26,800)      (30,700)
Sales of property                                                                        -         1,145
Other                                                                                 (824)        2,682
---------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                             (27,624)      (26,873)
---------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Preferred stock                                                                     -             -
     First mortgage bonds                                                           25,000        20,000
     Pollution control bonds                                                             -             -
     Other long-term debt                                                                -             -
     Common stock                                                                    1,691         1,777
Retirements:
     Preferred and preference stock                                                   (610)         (588)
     First mortgage bonds                                                          (10,160)       (5,592)
     Pollution control bonds                                                          (380)         (360)
     Other long-term debt                                                           (3,075)      (17,721)
Notes payable, net                                                                  (4,500)       (4,500)
Payment of preferred and preference stock dividends                                 (1,418)       (1,485)
Payment of common and class A stock dividends                                       (9,114)       (8,347)
Miscellaneous                                                                         (436)         (383)
---------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                              (3,002)      (17,199)
---------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                15,693        (1,437)
Cash and Cash Equivalents at Beginning of Year                                         965         2,402
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                       $    16,658   $       965
=========================================================================================================
( ) Denotes use of cash.

                                     II-253C

BALANCE SHEETS
Savannah Electric and Power Company
=========================================================================================================================
At December 31,                                                                  1995            1994            1993
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Utility Plant:
  Production-fossil                                                          $   317,026     $   312,215      $  257,708
  Transmission                                                                   102,129         100,956          99,791
  Distribution                                                                   264,115         251,323         237,012
  General                                                                         31,876          28,938          28,010
  Construction work in progress                                                    6,707           5,930          49,797
-------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                          721,853         699,362         672,318
Accumulated provision for depreciation                                           287,004         267,590         251,565
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                        434,849         431,772         420,753
Less property-related accumulated deferred income taxes                                -               -               -
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                        434,849         431,772         420,753
-------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                     1,788           1,790           1,793
-------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                          877           1,563           3,915
  Receivables, net                                                                21,346          12,328          27,714
  Accrued unbilled revenues                                                        5,110           4,780           3,789
  Fuel cost under recovery                                                             -           3,113           7,112
  Fossil fuel stock, at average cost                                               6,076           7,557           8,419
  Materials and supplies, at average cost                                          8,239           9,076           9,358
  Prepayments                                                                      6,467           7,446           4,849
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                         48,115          45,863          65,156
-------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                        21,557          23,521          24,890
  Miscellaneous                                                                   18,353          15,359          14,595
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                         39,910          38,880          39,485
-------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                 $   524,662     $   518,305      $  527,187
=========================================================================================================================

BALANCE SHEETS
Savannah Electric and Power Company
=========================================================================================================================
At December 31,                                                                  1992            1991            1990
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Utility Plant:
  Production-fossil                                                          $   258,539     $   247,017      $  246,278
  Transmission                                                                    93,182          90,198          73,358
  Distribution                                                                   222,024         212,576         217,913
  General                                                                         25,851          24,283          22,990
  Construction work in progress                                                    5,966           4,211           1,354
-------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                          605,562         578,285         561,893
Accumulated provision for depreciation                                           240,094         225,605         211,725
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                        365,468         352,680         350,168
Less property-related accumulated deferred income taxes                           65,725          62,737          58,106
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                        299,743         289,943         292,062
-------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                     1,795              39              39
-------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                        1,788          15,555             972
  Receivables, net                                                                14,480          14,549          14,450
  Accrued unbilled revenues                                                        3,401           3,252           3,831
  Fuel cost under recovery                                                         3,895               -           5,662
  Fossil fuel stock, at average cost                                               4,895           9,196           8,071
  Materials and supplies, at average cost                                          8,935           9,069           9,112
  Prepayments                                                                      1,599           4,544           1,492
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                         38,993          56,165          43,590
-------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                             -               -               -
  Miscellaneous                                                                   11,644           6,358           4,359
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                         11,644           6,358           4,359
-------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                 $   352,175     $   352,505         340,050
=========================================================================================================================

                                     II-255A

BALANCE SHEETS
Savannah Electric and Power Company
=========================================================================================================================
At December 31,                                                                  1989            1988            1987
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Utility Plant:
  Production-fossil                                                          $   242,988     $   241,833      $  236,587
  Transmission                                                                    72,299          71,601          69,822
  Distribution                                                                   204,611         192,335         177,163
  General                                                                         22,482          21,686          17,513
  Construction work in progress                                                    2,880           1,684           7,214
-------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                          545,260         529,139         508,299
Accumulated provision for depreciation                                           198,228         178,888         161,531
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                        347,032         350,251         346,768
Less property-related accumulated deferred income taxes                           54,418          51,487          49,255
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                        292,614         298,764         297,513
-------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                        49              49              49
-------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                        8,309           4,273           1,825
  Receivables, net                                                                14,300          15,714          14,419
  Accrued unbilled revenues                                                        4,501           3,889               -
  Fuel cost under recovery                                                         6,881           1,838               -
  Fossil fuel stock, at average cost                                               9,706           8,455          12,359
  Materials and supplies, at average cost                                          8,723           8,471           7,630
  Prepayments                                                                        585           1,240           2,786
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                         53,005          43,880          39,019
-------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                             -               -               -
  Miscellaneous                                                                    4,219           4,358           4,127
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                          4,219           4,358           4,127
-------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                 $   349,887     $   347,051      $  340,708
=========================================================================================================================

                                     II-255B

BALANCE SHEETS
Savannah Electric and Power Company
=========================================================================================================
At December 31,                                                                  1986            1985
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
ASSETS
Utility Plant:
  Production-fossil                                                          $   232,316     $   229,765
  Transmission                                                                    65,215          61,843
  Distribution                                                                   160,346         147,563
  General                                                                         14,838          13,153
  Construction work in progress                                                    5,270           1,915
---------------------------------------------------------------------------------------------------------
    Total utility plant                                                          477,985         454,239
Accumulated provision for depreciation                                           144,232         130,279
---------------------------------------------------------------------------------------------------------
    Total                                                                        333,753         323,960
Less property-related accumulated deferred income taxes                           46,496          41,026
---------------------------------------------------------------------------------------------------------
    Total                                                                        287,257         282,934
---------------------------------------------------------------------------------------------------------
Other Property and Investments                                                        39              39
---------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                       16,658             965
  Receivables, net                                                                13,806          14,472
  Accrued unbilled revenues                                                            -               -
  Fuel cost under recovery                                                           787           1,524
  Fossil fuel stock, at average cost                                              12,642          13,615
  Materials and supplies, at average cost                                          6,844           6,534
  Prepayments                                                                        978             383
---------------------------------------------------------------------------------------------------------
    Total                                                                         51,715          37,493
---------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                             -               -
  Miscellaneous                                                                    2,815           3,220
---------------------------------------------------------------------------------------------------------
    Total                                                                          2,815           3,220
---------------------------------------------------------------------------------------------------------
Total Assets                                                                 $   341,826     $   323,686
=========================================================================================================

                                     II-255C

BALANCE SHEETS
Savannah Electric and Power Company
=========================================================================================================================
At December 31,                                                                  1995            1994            1993
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                               $    54,223     $    54,223      $   54,223
  Paid-in capital                                                                  8,688           8,688           8,688
  Additional minimum liability
     for under-funded pension obligations                                           (132)           (546)         (2,121)
  Retained Earnings                                                              105,033          99,216          93,479
-------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                          167,812         161,581         154,269
  Preferred stock                                                                 35,000          35,000          35,000
  Preferred and preference stock subject to mandatory redemption                       -               -               -
  Long-term debt                                                                 153,679         155,922         151,338
-------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                                356,491         352,503         340,607
-------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                           4,000           2,500           3,000
  Preferred and preference stock due within one year                                   -               -               -
  Long-term debt due within one year                                               1,407           2,579           4,499
  Accounts payable                                                                11,362           8,991          30,442
  Customer deposits                                                                5,054           4,698           4,714
  Fuel cost over recovery                                                            865               -               -
  Taxes accrued                                                                    1,584           1,133           1,529
  Interest accrued                                                                 6,331           6,830           6,730
  Vacation pay accrued                                                             1,916           1,823           1,638
  Miscellaneous                                                                    5,870           8,282           8,703
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                         38,389          36,836          61,255
-------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                               74,152          70,786          66,947
  Accumulated deferred investment tax credits                                     13,934          14,637          15,301
  Deferred credits related to income taxes                                        24,419          25,487          26,173
  Deferred under-funded accrued benefit obligation                                 2,123           3,022           5,855
  Miscellaneous                                                                   15,154          15,034          11,049
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                        129,782         128,966         125,325
-------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                         $   524,662     $   518,305      $  527,187
=========================================================================================================================

BALANCE SHEETS
Savannah Electric and Power Company
=========================================================================================================================
At December 31,                                                                  1992            1991            1990
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                               $    54,223     $    54,223      $   54,223
  Paid-in capital                                                                  8,688           8,665           8,665
  Additional minimum liability
     for under-funded pension obligations                                              -               -               -
  Retained Earnings                                                               95,465          96,953          94,923
-------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                          158,376         159,841         157,811
  Preferred stock                                                                 20,000          20,000          20,000
  Preferred and preference stock subject to mandatory redemption                       -               -               -
  Long-term debt                                                                 110,767         119,280         112,377
-------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                                289,143         299,121         290,188
-------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                           7,500               -           1,500
  Preferred and preference stock due within one year                                   -               -               -
  Long-term debt due within one year                                               1,319           2,442           2,358
  Accounts payable                                                                11,179          10,176           8,786
  Customer deposits                                                                4,541           4,528           4,472
  Fuel cost over recovery                                                              -           1,603               -
  Taxes accrued                                                                    3,016             724           1,387
  Interest accrued                                                                 5,733           4,657           3,415
  Vacation pay accrued                                                             1,790           1,672           1,604
  Miscellaneous                                                                    5,025           4,823           3,398
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                         40,103          30,625          26,920
-------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                    -               -               -
  Accumulated deferred investment tax credits                                     15,964          16,628          17,292
  Deferred credits related to income taxes                                             -               -               -
  Deferred under-funded accrued benefit obligation                                     -               -               -
  Miscellaneous                                                                    6,965           6,131           5,650
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                         22,929          22,759          22,942
-------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                         $   352,175     $   352,505      $  340,050
=========================================================================================================================

                                     II-257A

BALANCE SHEETS
Savannah Electric and Power Company
=========================================================================================================================
At December 31,                                                                  1989            1988            1987
-------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                               $    54,223     $    54,223      $   54,131
  Paid-in capital                                                                  8,665           8,665           8,353
  Additional minimum liability
     for under-funded pension obligations                                              -               -               -
  Retained Earnings                                                               90,849          85,995          73,723
-------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                          153,737         148,883         136,207
  Preferred stock                                                                 22,300          22,300           2,300
  Preferred and preference stock subject to mandatory redemption                   2,884           3,075           9,665
  Long-term debt                                                                 117,522          98,285         129,329
-------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                                296,443         272,543         277,501
-------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                               -               -               -
  Preferred and preference stock due within one year                                 190           6,590             553
  Long-term debt due within one year                                               7,091          23,217           8,956
  Accounts payable                                                                 9,078           7,950           9,427
  Customer deposits                                                                4,296           3,983           3,729
  Fuel cost over recovery                                                              -               -             599
  Taxes accrued                                                                    1,749           1,899           3,713
  Interest accrued                                                                 4,287           4,154           4,599
  Vacation pay accrued                                                             1,477           1,412           1,306
  Miscellaneous                                                                    2,880           1,705           6,257
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                         31,048          50,910          39,139
-------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                    -               -               -
  Accumulated deferred investment tax credits                                     17,971          19,106          20,264
  Deferred credits related to income taxes                                             -               -               -
  Deferred under-funded accrued benefit obligation                                     -               -               -
  Miscellaneous                                                                    4,425           4,492           3,804
-------------------------------------------------------------------------------------------------------------------------
    Total                                                                         22,396          23,598          24,068
-------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                         $   349,887     $   347,051      $  340,708
=========================================================================================================================

                                     II-257B

BALANCE SHEETS
Savannah Electric and Power Company
=========================================================================================================
At December 31,                                                                  1986            1985
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                               $    53,174     $    52,332
  Paid-in capital                                                                  7,623           6,774
  Additional minimum liability
     for under-funded pension obligations                                              -               -
  Retained Earnings                                                               62,336          51,279
---------------------------------------------------------------------------------------------------------
    Total common equity                                                          123,133         110,385
  Preferred stock                                                                  2,300           2,300
  Preferred and preference stock subject to mandatory redemption                  10,256          10,848
  Long-term debt                                                                 137,821         128,850
---------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                                273,510         252,383
---------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                               -           4,500
  Preferred and preference stock due within one year                                 550             568
  Long-term debt due within one year                                              14,836          12,636
  Accounts payable                                                                10,329          12,584
  Customer deposits                                                                3,403           3,256
  Fuel cost over recovery                                                              -               -
  Taxes accrued                                                                    4,834           3,595
  Interest accrued                                                                 4,906           4,984
  Vacation pay accrued                                                             1,255           1,150
  Miscellaneous                                                                    3,650           3,356
---------------------------------------------------------------------------------------------------------
    Total                                                                         43,763          46,629
---------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                    -               -
  Accumulated deferred investment tax credits                                     21,663          22,265
  Deferred credits related to income taxes                                             -               -
  Deferred under-funded accrued benefit obligation                                     -               -
  Miscellaneous                                                                    2,890           2,409
---------------------------------------------------------------------------------------------------------
    Total                                                                         24,553          24,674
---------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                         $   341,826     $   323,686
=========================================================================================================

                                     II-257C

                       SAVANNAH ELECTRIC AND POWER COMPANY
                   OUTSTANDING SECURITIES AT DECEMBER 31, 1995

                              First Mortgage Bonds
                    Amount                  Interest      Amount
  Series            Issued                   Rate       Outstanding     Maturity
--------------------------------------------------------------------------------
                 (Thousands)                            (Thousands)
   1993          $     20,000               6-3/8%      $    20,000      7/1/03
   1991                30,000               9-3/8%           29,400      7/1/21
   1992                30,000               8.30%            30,000      7/1/22
   1993                25,000               7.40%            25,000      7/1/23
   1995                15,000               7-7/8%           15,000      5/1/25
                 ============                           ===========
                 $    120,000                           $   119,400
                 ============                           ===========

                            Pollution Control Bonds
                    Amount                  Interest      Amount
  Series            Issued                   Rate       Outstanding     Maturity
--------------------------------------------------------------------------------
                 (Thousands)                            (Thousands)
   1993          $      4,085               Variable    $     4,085      1/1/16
   1992                13,870               6-3/4%           13,870      2/1/22
                 ============                           ===========
                 $     17,955                           $    17,955
                 ============                           ===========

                                Preferred Stock
                    Shares                  Dividend      Amount
  Series         Outstanding                 Rate       Outstanding
----------------------------------------------------------------------
                                                        (Thousands)
   1993             1,400,000               6.64%       $    35,000





                         SECURITIES RETIRED DURING 1995

                              First Mortgage Bonds
                                Principal                Interest
  Series                         Amount                    Rate
----------------------------------------------------------------------
                               (Thousands)
   1989                        $     28,950                9-1/4%
   1991                                 300                9-3/8%
                               ============
                               $     29,250
                               ============

                                    PART III

Items 10, 11, 12 and 13 for SOUTHERN are incorporated by reference to ELECTION OF DIRECTORS in SOUTHERN's definitive Proxy Statement relating to the 1996 annual meeting of stockholders. The ages of directors and executive officers in
Item 10 set forth below are as of December 31, 1995.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

                                     ALABAMA

Identification of directors of ALABAMA.

Elmer B. Harris (1)
President and Chief Executive Officer
Age 56
Served as Director since 3-1-89

Bill M. Guthrie
Executive Vice President
Age 62
Served as Director since 12-16-88

Whit Armstrong (2)
Age 48
Served as Director since 9-24-82

Philip E. Austin (2)
Age 53
Served as Director since 1-25-91

Margaret A. Carpenter (2)
Age 71
Served as Director since 2-26-93

A. W. Dahlberg (2)
Age 55
Served as Director since 4-22-94

Peter V. Gregerson, Sr. (2)
Age 67
Served as Director since 10-22-93

Carl E. Jones, Jr. (2)
Age 55
Served as Director since 4-22-88

Wallace D. Malone, Jr. (2)
Age 59
Served as Director since 6-22-90

William V. Muse (2)
Age 56
Served as Director since 2-26-93

John T. Porter (2)
Age 64
Served as Director since 10-22-93

Gerald H. Powell (2)
Age 69
Served as Director since 2-28-86

Robert D. Powers (2)
Age 45
Served as Director since 1-24-92

John W. Rouse (2)
Age 58
Served as Director since 4-22-88

William J. Rushton, III (2)
Age 66
Served as Director since 9-18-70

James H. Sanford (2)
Age 51
Served as Director since 8-1-83

John C. Webb, IV (2)
Age 53
Served as Director since 4-22-77

John W. Woods (2)
Age 64
Served as Director since 4-20-73

(1)    Previously served as Director of ALABAMA from 1980 to 1985.
(2)    No position other than Director.

    Each of the above is currently a director of ALABAMA, serving a term running from the last annual meeting of ALABAMA's stockholder (April 28, 1995) for one year until the next annual meeting or until a successor is elected and qualified.

                                      III-1

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of ALABAMA acting solely in their capacities as such.

Identification of executive officers of ALABAMA.

Elmer B. Harris (1)
President, Chief Executive Officer and Director
Age 56
Served as Executive Officer since 3-1-89

Banks H. Farris
Executive Vice President
Age 60
Served as Executive Officer since 12-3-91

William B. Hutchins, III
Executive Vice President and Chief Financial Officer
Age 52
Served as Executive Officer since 12-3-91

Charles D. McCrary
Executive Vice President
Age 44
Served as Executive Officer since 1-1-91

 (1)   Previously served as executive officer of ALABAMA from 1979 to 1985.

    Each of the above is currently an executive officer of ALABAMA, serving a term running from the last annual meeting of the directors (April 28, 1995) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of ALABAMA acting solely in their capacities as such.

Identification of certain significant employees.
           None.

Family relationships.
           None.

Business experience.

Elmer B. Harris - Elected in 1989; Chief Executive Officer. Director of SOUTHERN and AmSouth Bancorporation.

Bill M. Guthrie - Elected in 1988; also served since 1991 as Chief Production Officer of SOUTHERN system and from 1991 to 1994 as Executive Vice President and Chief Production Officer of SCS. Elected Senior Executive Vice President and Chief Production Officer of SCS effective 1994. Also serves as Vice President of SOUTHERN, GULF, MISSISSIPPI and SAVANNAH and Executive Vice President of GEORGIA. Responsible primarily for providing overall management of materials management, fuel services, operating and planning services, fossil, hydro and bulk power operations of the Southern electric system.

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

Philip E. Austin - Chancellor, The University of Alabama System. Previously President and Chancellor of Colorado State University.

Margaret A. Carpenter - President, Compos-it, Inc. (typographics), Montgomery, Alabama.

A. W. Dahlberg - Chairman, President and Chief Executive Officer of SOUTHERN effective March 1, 1995. He previously served as President of SOUTHERN from 1994 to 1995 and President and Chief Executive Officer of GEORGIA from 1988 through 1993. Director of SOUTHERN, GEORGIA, Protective Life Corporation and Equifax, Inc. and a nominee for election as a director of SunTrust Banks, Inc.

Peter V. Gregerson, Sr. - Chairman Emeritus of Gregerson's Foods, Inc. (retail groceries), Gadsden, Alabama.

Carl E. Jones, Jr. - Chairman and Chief Executive Officer of First Alabama Bank, Mobile, Alabama.

Wallace D. Malone, Jr. - Chairman and Chief Executive Officer of SouthTrust Corporation, bank holding company, Birmingham, Alabama.

                                     III-2

William V. Muse - President of Auburn University. He previously served as President of the University of Akron from 1984 to 1992. Director of Alabama National Bancorporation, Shoal Creek, Alabama.

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

William J. Rushton, III - Chairman Emeritus of the Board, Protective Life Corporation (insurance holding company), Birmingham, Alabama. Director of SOUTHERN.

James H. Sanford - Chairman, HOME Place Farms Inc. (diversified farmers and ginners), Prattville, Alabama.

John C. Webb, IV - President, Webb Lumber Company, Inc. (wholesale lumber), Demopolis, Alabama.

John W. Woods - Effective January 1996, Chairman, AmSouth Bancorporation (multi-bank holding company), Birmingham, Alabama. He previously served as Chairman and Chief Executive Officer of AmSouth Bancorporation.
Director of Protective Life Corporation.

Banks H. Farris - Elected in 1991; responsible primarily for providing the overall management of the Human Resources, Information Resources, Power Delivery and Marketing Departments and the six geographic divisions. He previously served as Senior Vice President from 1991 to 1994 and Vice President - Human Resources from 1989 to 1991.

William B. Hutchins, III - Elected in 1991; Chief Financial Officer, responsible primarily for providing the overall management of accounting and financial planning activities. He previously served as Senior Vice President and Chief Financial Officer from 1991 to 1994 and Vice President and Treasurer from 1983 to 1991.

Charles D. McCrary - Elected in 1991; responsible for the External Relations Department, Operating Services and Corporate Services. He previously served as Senior Vice President from 1991 to 1994 and Vice President of Administrative Services - Nuclear of SCS from 1988 to 1991.

Involvement in certain legal proceedings.
           None.

                                     III-3

                                     GEORGIA

Identification of directors of GEORGIA.

H. Allen Franklin
President and Chief Executive Officer
Age 51
Served as Director since 1-1-94

Warren Y. Jobe
Executive Vice President, Treasurer and Chief Financial Officer
Age 55
Served as Director since 8-1-82

Bennett A. Brown (1)
Age 66
Served as Director since 5-15-80

A. W. Dahlberg (1)
Age 55
Served as Director since 6-1-88

William A. Fickling, Jr. (1)
Age 63
Served as Director since 4-18-73

L. G. Hardman III (1)
Age 56
Served as Director since 6-25-79

James R. Lientz, Jr. (1)
Age 52
Served as Director since 7-21-93

William A. Parker, Jr. (1)
Age 68
Served as Director since 5-19-65

G. Joseph Prendergast (1)
Age 50
Served as Director since 1-20-93

Herman J. Russell (1)
Age 65
Served as Director since 5-18-88

Gloria M. Shatto (1)
Age 64
Served as Director since 2-20-80

William Jerry Vereen (1)
Age 55
Served as Director since 5-18-88

Carl Ware (1) (2)
Age 52
Served as Director since 2-15-95

Thomas R. Williams (1)
Age 67
Served as Director since 3-17-82

(1)    No position other than Director.
(2) Previously served as Director of GEORGIA from 1980 to 1991.

    Each of the above is currently a director of GEORGIA, serving a term running from the last annual meeting of GEORGIA's stockholder (May 17, 1995) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he/she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of GEORGIA acting solely in their capacities as such.

Identification of executive officers of GEORGIA.

H. Allen Franklin
President, Chief Executive Officer and Director
Age 51
Served as Executive Officer since 1-1-94

Warren Y. Jobe
Executive Vice President, Treasurer, Chief Financial Officer and Director
Age 55
Served as Executive Officer since 5-19-82

William C. Archer, III
Executive Vice President - External Affairs
Age 47
Served as Executive Officer since 4-6-95

                                     III-4

W. G. Hairston, III
Executive Vice President - Nuclear
Age 51
Served as Executive Officer since 6-1-93

Gene R. Hodges
Executive Vice President - Customer Operations
Age 57
Served as Executive Officer since 11-19-86

William P. Bowers
Senior Vice President - Marketing
Age 39
Served as Executive Officer since 9-22-95

Wayne T. Dahlke
Senior Vice President - Power Delivery
Age 54
Served as Executive Officer since 4-19-89

James K. Davis
Senior Vice President - Corporate Relations
Age 55
Served as Executive Officer since 10-1-93

Robert H. Haubein
Senior Vice President - Fossil/Hydro Power
Age 55
Served as Executive Officer since 2-19-92

Fred D. Williams
Senior Vice President - Wholesale Power Marketing
Age 51
Served as Executive Officer since 11-18-92

    Each of the above is currently an executive officer of GEORGIA, serving a term running from the last annual meeting of the directors (May 17, 1995) for one year until the next annual meeting or until his successor is elected and qualified, except for Mr. Bowers whose election was effective on the date indicated.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of GEORGIA acting solely in their capacities as such.

Identification of certain significant employees.
           None.

Family relationships.
           None.

Business experience.

H. Allen Franklin - President and Chief Executive Officer since 1994. He previously served as President and Chief Executive Officer of SCS from 1988 through 1993. Director of SOUTHERN and SouthTrust Corporation.

Warren Y. Jobe - Executive Vice President and Chief Financial Officer since 1982 and Treasurer since 1992. Responsible for financial and accounting operations and planning, internal auditing, procurement, corporate services, corporate secretary and treasury operations.

Bennett A. Brown - Retired as Chairman of the Board of NationsBank on December 31, 1992. Previously Chairman of the Board and Chief Executive Officer of C&S/Sovran Corporation. Director of Cousins Properties.

A. W. Dahlberg - Chairman, President and Chief Executive Officer of SOUTHERN effective March 1, 1995. He previously served as President of SOUTHERN from 1994 to 1995 and President and Chief Executive Officer of GEORGIA from 1988 through 1993. Director of SOUTHERN, ALABAMA, Protective Life Corporation and Equifax, Inc. and a nominee for election as a director of SunTrust Banks, Inc.

William A. Fickling, Jr. - Chairman of the Board, Chief Executive Officer and President of Beech Street Corporation (provider of managed care services).

L. G. Hardman III - Chairman of the Board of The First National Bank of Commerce, Georgia and Chairman of the Board and Chief Executive Officer of First Commerce Bancorp, Inc. Chairman of the Board, President and Treasurer of Harmony Grove Mills, Inc. (real estate investments). Director of SOUTHERN.

James R. Lientz, Jr. - President of NationsBank of Georgia since 1993. He previously served as President and Chief Executive Officer of former Citizens & Southern Bank of South Carolina (now NationsBank) from 1990 to 1993.

                                     III-5

William A. Parker, Jr. - Chairman of the Board, Seminole Investment Co., L.L.C. (private investments), Atlanta, Georgia. Director of SOUTHERN, Genuine Parts Company, Life Insurance Company of Georgia, Atlantic Realty Company, ING North America Insurance Company, Post Properties, Inc. and Haverty Furniture Companies, Inc.

G. Joseph Prendergast - Chairman Wachovia Bank of Georgia, N.A. since 1994. Chairman, Wachovia Bank of South Carolina, and Director, Wachovia Bank of North Carolina. He previously served as President and Chief Executive Officer, Wachovia Corporation of Georgia and Wachovia Bank of Georgia, N.A. from 1993 to 1994 and from 1988 to 1993 as Executive Vice President of Wachovia Corporation and President of Wachovia Corporate Services, Inc.

Herman J. Russell - Chairman of the Board and Chief Executive Officer, H. J. Russell & Company (construction), Atlanta, Georgia. Chairman of the Board, Citizens Trust Bank, and Citizens Bancshares Corporation Atlanta, Georgia. Director of Wachovia Corporation and National Service Industries.

Gloria M. Shatto - President, Berry College, Mount Berry, Georgia. Director of SOUTHERN, Becton Dickinson & Company, Kmart Corporation and Texas Instruments, Inc.

William Jerry Vereen - President, Treasurer and Chief Executive Officer of Riverside Manufacturing Company (manufacture and sale of uniforms), Moultrie, Georgia. Director of Gerber Scientific, Inc., Textile Clothing Technology Group and Blue Cross/Blue Shield of Georgia.

Carl Ware - President, Africa Group, Coca-Cola International; Senior Vice President, The Coca-Cola Co.

Thomas R. Williams - President of The Wales Group, Inc. (investments), Atlanta, Georgia. Director of ConAgra, Inc., BellSouth Corporation, National Life Insurance Company of Vermont, AppleSouth, Inc., American Software, Inc. and The Fidelity Group of Funds.

William C. Archer, III - Executive Vice President - External Affairs since September 1995. Senior Vice President - External Affairs from April 1995 to September 1995. Vice President - Human Resources for SCS from 1992 to 1995. Vice President - Northern Region from March 1992 to August 1992 and Vice President - Metro Region from 1990 to March 1992.

W. G. Hairston, III - Executive Vice President - Nuclear since 1993. Also, he has served as President and Chief Operating Officer of Southern Nuclear since May 1993 and Chief Executive Officer since December 1993. Executive Vice President of Southern Nuclear from 1992 to 1993 and Senior Vice President of Southern Nuclear from 1990 to 1992.

Gene R. Hodges - Executive Vice President - Customer Operations since 1992. Senior Vice President - Region/Land Operations from 1990 to 1992.

William P. Bowers - Senior Vice President - Marketing since September 1995. Vice President - Retail Sales and Service from 1992 to 1995 and Vice President - Marketing from 1990 to 1992.

Wayne T. Dahlke - Senior Vice President - Power Delivery since 1992. Senior Vice President - Marketing from 1989 to 1992.

James K. Davis - Senior Vice President - Corporate Relations since 1993. Vice President of Corporate Relations from 1988 to 1993.

Robert H. Haubein - Senior Vice President - Fossil/ Hydro Power since 1994. Senior Vice President Administrative Services from 1992 to 1994 and Vice President - Northern Region from 1990 to 1992.

Fred D. Williams - Senior Vice President - Wholesale Power Marketing since August 1995. Senior Vice President Bulk Power Markets from 1992 to August 1995. Vice President - Bulk Power Markets from 1984 to 1992. In addition, he was elected Senior Vice President - Wholesale Power Marketing of SCS in August 1995 and Senior Vice President of ALABAMA in February 1996.

Involvement in certain legal proceedings.
           None.

                                     III-6

                                      GULF

Identification of directors of GULF.

Travis J. Bowden
President and Chief Executive Officer
Age 57
Served as Director since 2-1-94

Reed Bell, Sr., M.D. (1)
Age 69
Served as Director since 1-17-86

Paul J. DeNicola (1)
Age 47
Served as Director since 4-19-91

Fred C. Donovan (1)
Age 55
Served as Director since 1-18-91

W. D. Hull, Jr. (1)
Age 63
Served as Director since 10-14-83

C. W. Ruckel (1)
Age 68
Served as Director since 4-20-62

J. K. Tannehill (1)
Age 62
Served as Director since 7-19-85

(1)    No position other than Director.

    Each of the above is currently a director of GULF, serving a term running from the last annual meeting of GULF's stockholder (June 27, 1995) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of GULF acting solely in their capacities as such.

Identification of executive officers of GULF.

Travis J. Bowden
President, Chief Executive Officer and Director
Age 57
Served as Executive Officer since 2-1-94

F. M. Fisher, Jr.
Vice President - Employee and External Relations
Age 47
Served as Executive Officer since 5-19-89

John E. Hodges, Jr.
Vice President - Customer Operations
Age 52
Served as Executive Officer since 5-19-89

G. Edison Holland, Jr.
Vice President - Power Generation/Transmission and Corporate Counsel
Age 43
Served as Executive Officer since 4-25-92

A. E. Scarbrough
Vice President - Finance
Age 59
Served as Executive Officer since 9-21-77

    Each of the above is currently an executive officer of GULF, serving a term running from the last annual meeting of the directors (July 21, 1995) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of GULF acting solely in their capacities as such.

Identification of certain significant employees.
           None.

Family relationships.
           None.

                                     III-7

Business experience.

Travis J. Bowden - Elected President effective February 1994 and, effective May 1994, Chief Executive Officer. He previously served as Executive Vice President of ALABAMA from 1985 to 1994.

Reed Bell, Sr., M.D. - Medical Doctor and since 1989, employee of the State of Florida. He serves as Medical Director of Children's Medical Services, District
1. He previously served as Medical Director of the Escambia County Public Health Unit until 1992.

Paul J. DeNicola - President and Chief Executive Officer of SCS since 1994. He previously served as Executive Vice President of SCS from 1991 through 1993 and President and Chief Executive Officer of MISSISSIPPI from 1989 to 1991. Director of SOUTHERN, MISSISSIPPI and SAVANNAH.

Fred C. Donovan - President of Baskerville - Donovan, Inc., Pensacola, Florida, an architectural and engineering firm. Director of Baptist Health Care, Inc.

W. D. Hull, Jr. - Vice Chairman of the SunTrust Bank, West Florida, Panama City, Florida. He previously served as President and Chief Executive Officer and Director of the Sun Commercial Bank, Panama City, Florida from 1989 to 1992.

C. W. Ruckel - Chairman of the Board of The Vanguard Bank and Trust Company, Valparaiso, Florida. President and owner of Ruckel Properties, Inc., Valparaiso, Florida.

J. K. Tannehill - President and Chief Executive Officer of Merrick International Industries, Lynn Haven, Florida. He previously served as President and Chief Executive Officer of Stock Equipment Company, Chagrin Falls, Ohio, until 1991. Director of Florida First Bank, Panama City, Florida.

F. M. Fisher, Jr. - Elected Vice President - Employee and External Relations in 1989.

John E. Hodges, Jr. - Elected Vice President - Customer Operations in 1989. Director of Barnett Bank of West Florida, Pensacola, Florida.

G. Edison Holland, Jr. - Elected Vice President and Corporate Counsel in 1992 and Vice President - Power Generation/Transmission and Corporate Counsel in March 1995; responsible for generation and transmission of electric energy, all legal matters associated with GULF and serves as compliance officer. Also serves, since 1982, as a partner in the law firm, Beggs & Lane.

A. E. Scarbrough - Elected Vice President - Finance in 1980; responsible for all accounting and financial services of GULF.

Involvement in certain legal proceedings.
           None.

                                     III-8

                                   MISSISSIPPI

Identification of directors of MISSISSIPPI.

Dwight H. Evans
President and Chief Executive Officer
Age 47
Served as Director since 3-27-95

Paul J. DeNicola (1)
Age 47
Served as Director since 5-1-89

Edwin E. Downer (1)
Age 64
Served as Director since 4-24-84

Robert S. Gaddis (1)
Age 64
Served as Director since 1-21-86

Walter H. Hurt, III (1)
Age 60
Served as Director since 4-6-82

Aubrey K. Lucas (1)
Age 61
Served as Director since 4-24-84

George A. Schloegel (1)
Age 55
Served as Director since 7-26-95

Philip J. Terrell (1)
Age 42
Served as Director since 2-22-95

N. Eugene Warr (1)
Age 60
Served as Director since 1-21-86

(1)    No position other than Director.

    Each of the above is currently a director of MISSISSIPPI, serving a term running from the last annual meeting of MISSISSIPPI's stockholder (April 4, 1995) for one year until the next annual meeting or until a successor is elected and qualified, except for Mr. Schloegel whose election was effective on the date indicated.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of MISSISSIPPI acting solely in their capacities as such.

Identification of executive officers of MISSISSIPPI.

Dwight H. Evans
President, Chief Executive Officer and Director
Age 47
Served as Executive Officer since 3-27-95

H. E. Blakeslee
Vice President - Customer Services and Marketing
Age 55
Served as Executive Officer since 1-25-84

F. D. Kuester
Vice President - Power Generation and Delivery
Age 45
Served as Executive Officer since 3-28-94

Don E. Mason
Vice President - External Affairs and Corporate Services
Age 54
Served as Executive Officer since 7-27-83

Michael W. Southern
Vice President, Secretary, Treasurer and
Chief Financial Officer
Age 43
Served as Executive Officer since 1-1-95

    Each of the above is currently an executive officer of MISSISSIPPI, serving a term running from the last annual meeting of the directors (April 26, 1995) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of MISSISSIPPI acting solely in their capacities as such.

Identification of certain significant employees.
           None.

                                     III-9

Family relationships.
           None.

Business experience.

Dwight H. Evans - President and Chief Executive Officer since March 1995. He previously served as Executive Vice President of GEORGIA from 1989 to 1995.

Paul J. DeNicola - President and Chief Executive Officer of SCS effective 1994. Executive Vice President of SCS from 1991 through 1993. He previously served as President and Chief Executive Officer of MISSISSIPPI from 1989 to 1991. Director of SOUTHERN, SAVANNAH and GULF.

Edwin E. Downer - Business consultant specializing in economic analysis, management controls and procedural studies.

Robert S. Gaddis - President of the Trustmark National Bank, Laurel,
Mississippi.

Walter H. Hurt, III - President and Director of NPC Inc. (Investments). Vicar, All Saints Church, Inverness, Mississippi, and St. Thomas Church, Belzoni, Mississippi. Retired newspaper editor and publisher.

Aubrey K. Lucas - President of the University of Southern Mississippi, Hattiesburg, Mississippi.

George A. Schloegel - President of Hancock Bank and Hancock Bank Securities Corporation. Vice Chairman of Hancock Holding Company. Director of Hancock Bank
- Mississippi, Hancock Bank - Louisiana and First National Bank of Denham Springs, Louisiana.

Philip J. Terrell - Superintendent of Pass Christian Public School District and adjunct professor at William Carey College.

N. Eugene Warr - Retailer (Biloxi and Gulfport, Mississippi). He previously served as Vice Chairman of the Board of SouthTrust Bank of Mississippi, formerly The Jefferson Bank, Biloxi, Mississippi, from 1977 to 1995.

H. E. Blakeslee - Elected Vice  President in 1984.  Primarily  responsible  for
business  development,   rates  and  wholesale  marketing,  technical  research,
district operations and the customer services center.

F. D. Kuester - Elected Vice President in 1994. Primarily responsible for generating plants, environmental quality, fuel services, power generation technical services, distribution, transmission, system planning, bulk power contracts, system operations and control, system protection and real estate. He previously served as Manager of Business and New Project Design/Development of SCS from 1993 to 1994 and Vice President of SCS from 1990 to 1993.

Don E. Mason - Elected Vice President in 1983. Primarily responsible for external affairs, corporate communications, security, risk management and general services, as well as the human resources function.

Michael W. Southern - Elected Vice President, Secretary, Treasurer and Chief Financial Officer in 1995, responsible primarily for accounting, treasury, finance, materials and information resources. He previously served as Director of Corporate Finance of SCS from 1994 to 1995 and Director of Financial Planning of SCS from 1990 to 1994.

Involvement in certain legal proceedings.
           None.

                                     III-10

                                    SAVANNAH

Identification of directors of SAVANNAH.

Arthur M. Gignilliat, Jr.
President and Chief Executive Officer
Age 63
Served as Director since 9-1-82

Helen Quattlebaum Artley (1)
Age 68
Served as Director since 5-17-77

Paul J. DeNicola (1)
Age 47
Served as Director since 3-14-91

Brian R. Foster (1)
Age 46
Served as Director since 5-16-89

Walter D. Gnann (1)
Age 60
Served as Director since 5-17-83

Robert B. Miller, III (1)
Age 50
Served as Director since 5-17-83

Arnold M. Tenenbaum (1)
Age 59
Served as Director since 5-17-77

Frederick F. Williams, Jr. (1)
Age 68
Served as Director since 7-2-75

(1)   No Position other than Director.

    Each of the above is currently a director of SAVANNAH, serving a term running from the last annual meeting of SAVANNAH's stockholder (May 16, 1995) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he/she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of SAVANNAH acting solely in their capacities as such.

Identification of executive officers of SAVANNAH.

Arthur M. Gignilliat, Jr.
President, Chief Executive Officer and Director
Age 63
Served as Executive Officer since 2-15-72

W. Miles Greer
Vice President - Marketing and Customer Services
Age 52
Served as Executive Officer since 11-20-85

Larry M. Porter
Vice President - Operations
Age 50
Served as Executive Officer since 7-1-91

Kirby R. Willis
Vice President, Treasurer and Chief Financial Officer
Age 44
Served as Executive Officer since 1-1-94

    Each of the above is currently an executive officer of SAVANNAH, serving a term running from the last annual meeting of the directors (July 19, 1995) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of SAVANNAH acting solely in their capacities as such.

Identification of certain significant employees.
           None.

Family relationships.
           None.

Business experience.

Arthur M. Gignilliat, Jr. - Elected President and Chief Executive Officer in 1984. Director of Savannah Foods and Industries, Inc.

Helen Quattlebaum Artley - Homemaker and Civic Worker.

                                     III-11

Paul J. DeNicola - President and Chief Executive Officer of SCS since 1994. Executive Vice President of SCS from 1991 through 1993. He previously served as President and Chief Executive Officer of MISSISSIPPI from 1989 to 1991. Director of SOUTHERN, GULF and MISSISSIPPI.

Brian R. Foster - President and Chief Executive Officer of NationsBank of Georgia, N.A., in Savannah since 1988.

Walter D. Gnann - President of Walt's TV, Appliance and Furniture Co., Inc., Springfield, Georgia. Past Chairman of the Development Authority of Effingham County, Georgia.

Robert B. Miller, III - President of American Building Systems, Inc.

Arnold M. Tenenbaum - President and Director of Chatham Steel Corporation. Director of First Union National Bank of Georgia and Savannah Foods and Industries, Inc.

Frederick F. Williams, Jr. - Retired Partner and Consultant, Hilb, Rogal and Hamilton Employee Benefits, Incorporated (Insurance Brokers), formerly Jones, Hill & Mercer.

W. Miles Greer - Vice President - Marketing and Customer Services effective 1994. Formerly served as Vice President - Economic Development and Corporate Services from 1989 through 1993.

Larry M. Porter - Vice President - Operations since 1991. Responsible for managing the areas of fuel procurement, power production, transmission and
distribution,   engineering  and  system  operation.  Previously  he  served  as
Assistant Plant Manager of GEORGIA's Plant Scherer from 1984 to 1991.

Kirby R. Willis - Vice President, Treasurer and Chief Financial Officer since 1994. Responsible for all financial activities, Information Resources, Human Resources, Corporate Services, and Environmental Affairs and Safety. He previously served as Treasurer, Controller and Assistant Secretary from 1991 to 1993 and Treasurer and Secretary from 1987 to 1991.

Involvement in certain legal proceedings.
           None.

                                     III-12

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Tables. The following tables set forth information concerning any Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during 1995 for each of the operating affiliates (ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH).

Key terms used in this Item will have the following meanings:-

AME.........................................Above-market earnings on deferred compensation
ESP.........................................Employee Savings Plan
ESOP........................................Employee Stock Ownership Plan
SBP.........................................Supplemental Benefit Plan
ERISA.......................................Employee Retirement Income Security Act




                                                              ALABAMA
                                                    SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                           LONG-TERM COMPENSATION

                                                                             Number of
                                                                             Securities      Long-
Name                                                                         Underlying      Term
and                                                       Other Annual       Stock           Incentive    All Other
Principal                                                 Compensation       Options         Payouts      Compensation
Position               Year     Salary($)    Bonus($)     ($)1               (Shares)        ($)2         ($)3
----------------------------------------------------------------------------------------------------------------------

Elmer B. Harris
President,
Chief Executive        1995      458,940       74,204           5,956           32,170        494,447          26,058
Officer,               1994      436,280       96,711          13,882           31,441        236,642          24,467
Director               1993      418,818      117,630          23,469           26,892        198,131          39,388

Banks H. Farris        1995      221,405       76,182           4,239            9,856        174,727          11,889
Executive Vice         1994      203,508       38,828          52,567            8,331         41,134           9,864
President              1993      176,041       17,642          24,222            6,302         28,394          27,418

Charles D. McCrary     1995      206,400       69,380           2,549            9,188        141,834          11,071
Executive Vice         1994      189,718       35,459           4,254            7,767         38,195          10,260
President              1993      163,832       16,103          16,612            5,874         24,928          26,713






See next page for footnotes.



                                     III-13


                                                              ALABAMA
                                                    SUMMARY COMPENSATION TABLE
                                                            (Continued)



                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                 Number of
                                                                                 Securities    Long-
Name                                                                             Underlying    Term
and                                                           Other Annual       Stock         Incentive    All Other
Principal                                                     Compensation       Options       Payouts      Compensation
Position               Year         Salary($)    Bonus($)     ($)1               (Shares)      ($)2         ($)3
------------------------------------------------------------------------------------------------------------------------

William B.
   Hutchins, III
Executive Vice
President,              1995        199,164       69,841            1,180          8,850        129,565        11,088
Chief Financial         1994        184,995       26,993            1,289          7,551         35,138         9,650
Officer                 1993        164,972       16,103           14,791          5,896         26,429        26,817

--------------------
1    Tax reimbursement by ALABAMA and certain personal benefits, including membership fee of $44,014 for Mr. Farris in
1994.
2    Payouts made in 1994, 1995 and 1996 for the four-year performance periods ending December 31, 1993, 1994 and 1995, respectively.
3    ALABAMA contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                ESP                ESOP              SBP
Elmer B. Harris                   $6,750              $1,151          $18,157
Banks H. Farris                    6,750               1,151            3,988
Charles D. McCrary                 6,750               1,151            3,170
William B. Hutchins, III           6,750               1,151            3,187


                                     III-14




                                                              GEORGIA
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive     All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)      ($)2        ($)3
------------------------------------------------------------------------------------------------------------------------

H. Allen Franklin
President,              1995        456,366         82,935          3,936         31,960        561,024        25,493
Chief Executive         1994        415,954         87,763         30,078         31,386        203,201       100,201
Officer, Director       1993        365,000         73,584         16,438         23,408        140,650        37,298

William G.
 Hairston, III          1995        296,988         47,489          6,020         15,785        289,170        16,442
Executive               1994        287,831         44,521          3,225         15,725         81,662        14,593
Vice President          1993        234,454         53,202         15,925         11,782         54,126        30,475

Warren Y. Jobe
Executive
Vice President,
Treasurer,              1995        220,152         31,000          1,994          9,710        141,834        12,248
Chief Financial         1994        215,809         27,579          2,744          8,610         56,635        11,736
Officer, Director       1993        210,200         27,038         15,645          7,480         48,282        29,258

Gene R. Hodges          1995        214,502         32,000          1,978          9,514        141,834        11,160
Executive               1994        204,190         27,579          4,601          8,196         52,188        11,093
Vice President          1993        206,727 (4)     28,228         14,903          6,878         35,285        30,629

Robert H.
 Haubein, Jr.           1995        199,759         34,000          1,623          8,871        129,565        10,825
Senior Vice             1994        184,470         32,391          3,115          7,165         34,836         9,924
President               1993        168,577         25,764         14,929          6,012         36,437         8,772

--------------------
1    Tax reimbursement by GEORGIA on certain personal benefits.
2    Payouts made in 1994, 1995 and 1996 for the four-year performance periods ending December 31, 1993,
1994 and 1995, respectively.
3    GEORGIA contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                ESP               ESOP             SBP
H. Allen Franklin                 $6,750              $1,151          $17,592
William G. Hairston, III           6,750               1,151            8,541
Warren Y. Jobe                     6,843               1,151            4,254
Gene R. Hodges                     6,750               1,151            3,259
Robert H. Haubein, Jr.             6,750               1,151            2,924
4    Mr. Hodges' 1993 salary included a retroactive pay adjustment of $15,717 to correct underpayment of his 1992 salary.




                                     III-15


                                                               GULF
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive    All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)     ($)2         ($)3
------------------------------------------------------------------------------------------------------------------------

Travis J. Bowden
President,             1995          289,749        29,077          4,663          15,464        233,237       16,679
Chief Executive        1994          282,513        42,849         42,015          15,134         86,730      115,241
Officer, Director      1993          257,089        23,161         16,118          12,238         61,524       31,271

G. Edison
 Holland, Jr.          1995          177,682        16,718          2,463           7,851        103,474        9,491
Vice President,        1994          172,092        21,352          1,512           6,893         18,888        9,307
Corporate Counsel      1993          162,651        20,934          9,504           5,840              -       21,015

Arlan E. Scarbrough    1995          167,568        16,718            722           7,398         94,553        8,556
Vice President         1994          163,548        19,511          1,185               -         25,889        8,612
                       1993          155,565        19,129         11,582               -         22,072       24,729

John E. Hodges, Jr.    1995          164,738        16,718          2,272           7,307        103,474        9,040
Vice President         1994          156,831        21,352          1,999           5,455         37,776        8,733
                       1993          147,144        20,934          9,726           4,578         32,206       24,327

Francis M.
 Fisher, Jr.           1995          141,389        16,718            510           5,603         94,553        7,694
Vice President         1994          135,307        17,812            586               -         23,635        5,576
                       1993          127,197        17,463          9,311               -         20,149       19,301

--------------------
1    Tax reimbursement by GULF on certain personal benefits.
2    Payouts made in 1994, 1995 and 1996 for the four-year performance periods ending December 31, 1993,
1994 and 1995, respectively.
3    GULF contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                ESP               ESOP             SBP
Travis J. Bowden                   $6,750              $1,151         $8,778
G. Edison Holland, Jr.              6,750               1,151          1,590
Arlan E. Scarbrough                 6,731               1,151            674
John E. Hodges, Jr.                 6,750               1,151          1,139
Francis M. Fisher, Jr.              6,363               1,151            180



                                     III-16





                                                            MISSISSIPPI
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive    All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)      ($)2        ($)3
------------------------------------------------------------------------------------------------------------------------

Dwight H. Evans
President, Chief       1995         233,069       42,965            2,746         10,486         141,834       34,139
Executive              1994         215,887       35,459            2,318          8,610          56,635       11,812
Officer, Director      1993         210,544       34,763           14,642          7,498          48,282       29,519

H. E. Blakeslee        1995         168,651       29,358              952          7,598         103,474        9,161
Vice President         1994         156,204       23,808            1,055          5,509          37,776        8,494
                       1993         154,332       15,271            3,528          4,768          32,206       15,650

Don E. Mason           1995         163,901       29,358              794          7,445          94,553        8,830
Vice President         1994         150,162       22,069              686              -          25,889        8,080
                       1993         148,305       11,016            4,321              -          22,072       15,409

Frederick D.           1995         136,723       24,467              714          4,779          73,989        7,300
 Kuester (4)           1994         127,590       16,481            1,781              -          16,588       19,121
Vice President         1993               -            -                -              -               -            -

Michael W. Southern (5)
Vice President,
Chief Financial        1995         133,505       24,467              344          4,847          73,989       19,806
Officer, Secretary,    1994               -            -                -              -               -            -
Treasurer              1993               -            -                -              -               -            -



--------------------
1    Tax reimbursement by MISSISSIPPI on certain personal benefits.
2    Payouts made in 1994, 1995 and 1996 for the four-year performance periods ending December 31, 1993,
1994 and 1995, respectively.
3    MISSISSIPPI contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                     ESP              ESOP               SBP
Dwight H. Evans                        $6,750           $1,151             $4,136
H. E. Blakeslee                         6,750            1,151              1,260
Don E. Mason                            6,750            1,151                929
Frederick D. Kuester                    6,152            1,148                  -
Michael W. Southern                     6,222            1,144                  -
Also included for Mr. Evans and Mr. Southern is a one-time lump-sum payment of $22,102 and $12,440, respectively, given in connection with their appointment to their current positions.
4    Mr. Kuester was named an executive officer effective March 28, 1994.
5    Mr. Southern was named an executive officer effective January 1, 1995.


                                     III-17





                                                             SAVANNAH
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive    All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)      ($)2        ($)3
------------------------------------------------------------------------------------------------------------------------

Arthur M.
 Gignilliat, Jr.
President,               1995       211,385       31,847              492         9,327         170,305        21,323
Chief Executive          1994       206,964       37,384              194         8,253          76,164        18,617
Officer, Director        1993       202,259       26,470           12,231         7,198          64,932        31,512

Larry M. Porter          1995       134,687       18,100              256         4,701          73,989         8,718
Vice President           1994       130,619       15,249              198             -          15,070         7,561
                         1993       126,133       10,070            7,251             -           7,810        21,570

W. Miles Greer           1995       125,891       18,225              355         4,393          68,215         8,376
Vice President           1994       122,153       14,050              198             -          14,527         7,642
                         1993       117,766       10,337            7,458             -          12,202        21,881

Kirby R. Willis4
Vice President,          1995       115,632       18,225              256         4,038          68,215         7,444
Chief Financial          1994       111,653       14,207               46             -           8,257         6,840
Officer, Treasurer       1993             -            -                -             -               -             -



--------------------
1    Tax reimbursement by SAVANNAH on certain personal benefits.
2    Payouts made in 1994, 1995 and 1996 for the four-year performance periods ending December 31, 1993, 1994 and 1995, respectively.
3    SAVANNAH contributions to the ESP, under Section 401(k) of the Internal Revenue Code, ESOP, and AME for
the following:-
Name                                   ESP               ESOP             AME
Arthur M. Gignilliat                  $6,750            $1,151           $13,422
Larry M. Porter                        5,551             1,020             2,147
W. Miles Greer                         5,130             1,031             2,215
Kirby R. Willis                        4,736               865             1,843
4    Mr. Willis was named an executive officer effective in 1994.




                                     III-18





                           STOCK OPTION GRANTS IN 1995

Stock Option Grants. The following table sets forth all stock option grants to the named executive officers of each operating subsidiary during the year ending
December 31, 1995.


                                   Individual Grants                                         Grant Date Value

                              # of           % of Total
                              Securities     Options          Exercise
                              Underlying     Granted to       or
                              Options        Employees in     Base Price      Expiration      Grant Date
   Name                       Granted (1)    Fiscal Year (2)  ($/Sh)1         Date (1)        Present Value($)3
    -------------------------------------------------------------------------------------------------------------

   ALABAMA

   Elmer B. Harris              32,170            2.8           21.6250       07/17/2005            91,685
   Banks H. Farris               9,856            0.9           21.6250       06/01/2003            21,585
   Charles D. McCrary            9,188            0.8           21.6250       07/17/2005            26,186
   William B. Hutchins, III      8,850            0.8           21.6250       07/17/2005            25,223

   GEORGIA

   H. Allen Franklin            31,960            2.8           21.6250       07/17/2005            91,086
   William G. Hairston, III     15,785            1.4           21.6250       07/17/2005            44,987
   Warren Y. Jobe                9,710            0.8           21.6250       07/17/2005            27,674
   Gene R. Hodges                9,514            0.8           21.6250       07/17/2005            27,115
   Robert H. Haubein, Jr.        8,871            0.8           21.6250       07/17/2005            25,282

   GULF

   Travis J. Bowden             15,464            1.3           21.6250       07/17/2005            44,072
   G. Edison Holland, Jr.        7,851            0.7           21.6250       07/17/2005            22,375
   A. E. Scarbrough              7,398            0.6           21.6250       11/01/2004            20,936
   John E. Hodges, Jr.           7,307            0.6           21.6250       07/17/2005            20,825
   Francis M. Fisher, Jr.        5,603            0.5           21.6250       07/17/2005            15,969


   See next page for footnotes.





                                     III-19


                           STOCK OPTION GRANTS IN 1995





                                   Individual Grants                                         Grant Date Value

                              # of           % of Total
                              Securities     Options          Exercise
                              Underlying     Granted to       or
                              Options        Employees in     Base Price      Expiration     Grant Date
   Name                       Granted (1)    Fiscal Year (2)  ($/Sh)1         Date (1)       Present Value($)3
   -----------------------------------------------------------------------------------------------------------

   MISSISSIPPI

   Dwight H. Evans              10,486            0.9           21.6250        07/17/2005            29,885
   H. E. Blakeslee               7,598            0.7           21.6250        07/17/2005            21,654
   Don E. Mason                  7,445            0.6           21.6250        07/17/2005            21,218
   Frederick D. Kuester          4,779            0.4           21.6250        07/17/2005            13,620
   Michael W. Southern           4,847            0.4           21.6250        07/17/2005            13,814

   SAVANNAH

   Arthur M. Gignilliat, Jr.     9,327            0.8           21.6250        09/03/2000            24,343
   Larry M. Porter               4,701            0.4           21.6250        07/17/2005            13,398
   W. Miles Greer                4,393            0.4           21.6250        07/17/2005            12,520
   Kirby R. Willis               4,038            0.4           21.6250        07/17/2005            11,508

--------------------
1    Grants were made on July 17, 1995, and vest 25% per year on the anniversary date of the grant. Grants fully vest upon termination incident to death, disability, or retirement. The exercise price is the average of the high and low fair market value of SOUTHERN's common stock on the date granted. In accordance with the terms of the Executive Stock Plan, Mr. Farris' unexercised options expire on June 1, 2003, three years after his normal retirement date; Mr.
Scarborough's unexercised options expire on November 1, 2004, three years after his normal retirement date; and Mr. Gignilliat's unexercised options expire on
September 3, 2000, three years after his normal retirement date.
2    A total of 1,161,174 stock options were granted in 1995 to key executives participating in SOUTHERN's Executive Stock Plan.
3    Based on the Black-Scholes option valuation model. The actual value, if any, an executive officer may realize ultimately depends on the market value of
SOUTHERN's common stock at a future date. This valuation is provided pursuant to SEC disclosure rules. There is no assurance that the value realized will be at or near the value estimated by the Black-Scholes model. Assumptions used to calculate this value: price volatility - 16.323%; risk-free rate of return - 6.28%; dividend yield - 5.64%; and time to exercise - 10 years.





                                     III-20



      AGGREGATED STOCK OPTION EXERCISES IN 1995 AND YEAR-END OPTION VALUES

Aggregated Stock Option Exercises. The following table sets forth information concerning options exercised during the year ending December 31, 1995, by the named executive officers and the value of unexercised options held by them as of December 31, 1995.

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options at             Options at
                                                                        Fiscal                 Fiscal
                                                                        Year-End (#)           Year-End($)1

                         Shares Acquired           Value                Exercisable/           Exercisable/
Name                     on Exercise (#)           Realized($)2         Unexercisable          Unexercisable
---------------------------------------------------------------------------------------------------------------

ALABAMA
Elmer B. Harris                    -                       -             90,131/76,706         756,465/326,944
Banks H. Farris                    -                       -             10,412/20,983          56,530/115,888
Charles D. McCrary                 -                       -              9,024/19,333           48,243/80,094
William B. Hutchins, III           -                       -              9,074/18,875           48,577/78,388

GEORGIA

H. Allen Franklin                  -                       -             64,202/72,046         519,295/302,725
William G. Hairston, III      15,253                  95,787              5,891/35,574          20,066/148,978
Warren Y. Jobe                 5,437                  40,648             12,734/22,017           80,956/92,777
Gene R. Hodges                 5,908                  38,672              9,473/20,903           58,796/87,377
Robert H. Haubein, Jr.             -                       -              9,810/18,922           53,278/78,666

GULF

Travis J. Bowden                   -                       -             37,205/36,335         302,024/154,715
G. Edison Holland, Jr.             -                       -              8,835/17,339           47,228/72,357
Arlan E. Scarbrough                -                       -                   0/7,398                0/22,194
John E. Hodges, Jr.           13,232                 142,984              7,450/14,954           40,440/61,515
Francis M. Fisher, Jr.             -                       -                   0/5,603                0/16,809



See next page for footnotes.





                                     III-21


      AGGREGATED STOCK OPTION EXERCISES IN 1995 AND YEAR-END OPTION VALUES

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options at             Options at
                                                                        Fiscal                 Fiscal
                                                                        Year-End (#)           Year-End($)1

                         Shares Acquired           Value                Exercisable/           Exercisable/
Name                     on Exercise (#)           Realized($)2         Unexercisable          Unexercisable
-------------------------------------------------------------------------------------------------------------

MISSISSIPPI

Dwight H. Evans                4,495                  34,347             12,564/22,797         79,095/95,103
H. E. Blakeslee                4,622                  36,679              7,724/15,435         41,921/63,301
Don E. Mason                       -                       -                   0/7,445              0/22,335
Frederick D. Kuester               -                       -                   0/4,779              0/14,337
Michael W. Southern                -                       -                   0/4,847              0/14,541

SAVANNAH

Arthur M. Gignilliat, Jr.          -                       -             34,551/21,145        317,335/89,084
Larry M. Porter                    -                       -                   0/4,701              0/14,103
W. Miles Greer                     -                       -                   0/4,393              0/13,179
Kirby R. Willis                    -                       -                   0/4,038              0/12,114



--------------------
1    This represents the excess of the fair market value of SOUTHERN's common stock of $24.625 per share, as of December 31, 1995, above the exercise price of the options. One column reports the "value" of options that are vested and therefore could be exercised; the other the "value" of options that are not vested and therefore could not be exercised as of December 31, 1995.
2    The "Value Realized" is ordinary income, before taxes, and represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.


                                     III-22



                   LONG-TERM INCENTIVE PLANS - AWARDS IN 1995


Long-Term Incentive Plans. The following table sets forth the long-term incentive plan awards made to the named executive officers for the performance period January 1, 1995 through December 31, 1998.

                                                                       Estimated Future Payouts under
                                                                         Non-Stock Price-Based Plans

                                                 Performance or
                                                 Other Period
                           Number of             Until Maturation      Threshold          Target       Maximum
Name                       Units (#)1            or Payout             ($)2               ($)2          ($)2
-----------------------------------------------------------------------------------------------------------------

ALABAMA

Elmer B. Harris                274,693               4 years             137,347          274,693        549,386
Banks H. Farris                 97,070               4 years              48,535           97,070        194,140
Charles D. McCrary              78,797               4 years              39,399           78,797        157,594
William B. Hutchins, III        71,981               4 years              35,991           71,981        143,962

GEORGIA

H. Allen Franklin              311,680               4 years             155,840          311,680        623,360
William G. Hairston, III       160,650               4 years              80,325          160,650        321,300
Warren Y. Jobe                  78,797               4 years              39,399           78,797        157,594
Gene R. Hodges                  78,797               4 years              39,399           78,797        157,594
Robert H. Haubein, Jr.          71,981               4 years              35,991           71,981        143,962

GULF

Travis J. Bowden               129,576               4 years              64,788          129,576        259,152
G. Edison Holland, Jr.          57,485               4 years              28,743           57,485        114,970
Arlan E. Scarbrough             52,529               4 years              26,265           52,529        105,058
John E. Hodges, Jr.             57,485               4 years              28,743           57,485        114,970
Francis M. Fisher, Jr.          52,529               4 years              26,265           52,529        105,058





See next page for footnotes.




                                     III-23


                   LONG-TERM INCENTIVE PLANS - AWARDS IN 1995


                                                                       Estimated Future Payouts under
                                                                         Non-Stock Price-Based Plans


                                                 Performance or
                                                 Other Period
                           Number of             Until Maturation      Threshold        Target          Maximum
Name                       Units (#)1            or Payout             ($)2             ($)2            ($)2
-----------------------------------------------------------------------------------------------------------------


MISSISSIPPI

Dwight H. Evans               78,797                 4 years              39,399           78,797        157,594
H. E. Blakeslee               57,485                 4 years              28,743           57,485        114,970
Don E. Mason                  52,529                 4 years              26,265           52,529        105,058
Frederick D. Kuester          41,105                 4 years              20,553           41,105         82,210
Michael W. Southern           41,105                 4 years              20,553           41,105         82,210

SAVANNAH

Arthur M. Gignilliat, Jr.     94,614                 4 years              47,307           94,614        189,228
Larry M. Porter               41,105                 4 years              20,553           41,105         82,210
W. Miles Greer                37,897                 4 years              18,949           37,897         75,794
Kirby R. Willis               37,897                 4 years              18,949           37,897         75,794





--------------------
1    A performance unit is a method of assigning a dollar value to a performance award opportunity. The actual number of units granted to a participant will be based on an award percentage of an individual's base salary range control mid-point at the beginning of the performance period.
2    The threshold, target and maximum value of a unit is $0.50, $1.00, and $2.00, respectively, and can vary based on SOUTHERN's return on common equity relative to a selected group of electric and gas utilities in the Southeastern United
States. If certain minimum performance relative to the selected group is not achieved, there will be no payout; nor is there a payout if the current earnings of SOUTHERN are not sufficient to fund the dividend rate paid in the last calendar year. All awards are payable in cash at the end of the performance period.

                                     III-24

                  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE


Pension Plan Table. The following table sets forth the estimated combined annual pension benefits under the pension and supplemental defined benefit plans in effect during 1995 for ALABAMA, GEORGIA, GULF and MISSISSIPPI. Employee compensation covered by the pension and supplemental benefit plans for pension purposes is limited to the average of the highest three of the final 10 years' base salary and wages (reported under column titled "Salary" in the Summary Compensation Tables on pages III-13 through III-18).

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


                                           Years of Accredited Service

Remuneration             15         20           25           30          35            40
------------             -----------------------------------------------------------------

$ 50,000             $ 12,750   $ 17,000     $ 21,250     $ 25,500      $ 29,750     $ 34,000
$100,000               25,500     34,000       42,500       51,000        59,500       68,000
$300,000               76,500    102,000      127,500      153,000       178,500      204,000
$500,000              127,500    170,000      212,500      255,000       297,500      340,000
$700,000              178,500    238,000      297,500      357,000       416,500      476,000
$800,000              204,000    272,000      340,000      408,000       476,000      544,000


         As of December 31, 1995, the applicable compensation levels and years of accredited service are presented in the following tables:


ALABAMA
                                             Compensation
            Name                                 Level                    Years of Service

            Elmer B. Harris                    $442,020                          37
            Banks H. Farris                     204,096                          36
            Charles D. McCrary                  190,260                          21
            William B. Hutchins, III            186,096                          26




                                     III-25


GEORGIA
                                             Compensation
            Name                                 Level                   Years of Service

            H. Allen Franklin                  $422,496                          24
            William G. Hairston, III            301,752                          27
            Warren Y. Jobe                      216,444                          24
            Gene R. Hodges                      205,800                          31
            Robert H. Haubein, Jr.              187,728                          28

GULF
                                             Compensation
            Name                                 Level                   Years of Service

            Travis J. Bowden                   $278,712                          29 (1)
            G. Edison Holland, Jr.              172,464                          13 (1)
            Arlan E. Scarbrough                 163,560                          32
            John E. Hodges, Jr.                 158,052                          29
            Francis M. Fisher, Jr.              136,128                          24

MISSISSIPPI
                                             Compensation
            Name                                 Level                   Years of Service

            Dwight H. Evans                    $222,504                          24
            H. E. Blakeslee                     159,984                          29
            Don E. Mason                        155,184                          29
            Frederick D. Kuester                133,020                          23
            Michael W. Southern                 127,308                          20



         SAVANNAH has in effect a qualified, trusteed, noncontributory, defined benefit pension plan which provides pension benefits to employees upon retirement at the normal retirement age after designated periods of accredited service and at a specified compensation level. The plan provides pension benefits under a formula which includes each participant's years of service with the Southern system and average annual earnings of the highest three of the final 10 years of service with the Southern system preceding retirement. Plan benefits are reduced by a portion of the benefits participants are entitled to receive under Social Security. The plan provides for reduced early retirement benefits at age 55 and a pension for the surviving spouse equal to one-half of the deceased retiree's pension.

         The following table sets forth the estimated annual pension benefits under the pension plan in effect during 1995 which are payable by SAVANNAH to employees upon retirement at the normal retirement age after designated periods of accredited service and at a specified compensation level.

--------------------
1    The number of accredited years of service includes 10 years credited to both Mr. Bowden and Mr. Holland pursuant to individual supplemental pension agreements.


                                     III-26



Average Annual Salary                     Annual Benefits Exclusive of Social Security (2)
for Last 36 Months of                                            Years of Service
       Employment                                15                 25               35
------------------------                 -------------------------------------------------

          $ 90,000                              $22,505          $ 37,508         $ 52,511
          $120,000                               30,006            50,010           70,014
          $150,000                               37,508            62,513           87,518
          $180,000                               45,009            75,015          105,021
          $210,000                               52,511            87,518          122,525
          $250,000                               62,513           104,188          145,863


         As of December 31, 1995, the applicable compensation levels and years of accredited service are presented in the following table:-

SAVANNAH
                                             Compensation
            Name                                 Level                   Years of Service

            Arthur M. Gignilliat               $184,696                           37
            Larry M. Porter                     118,042                           18
            W. Miles Greer                      113,901                           11
            Kirby R. Willis                      99,952                           21


Deferred Compensation Plan; Supplemental Executive Retirement Plan.

         SAVANNAH has in effect a voluntary deferred compensation plan for certain executive employees pursuant to which such employees may defer a portion of their respective annual salaries. In addition, SAVANNAH has a supplemental executive retirement plan for certain of its executive employees which became effective January 1, 1984. The deferred compensation plan is designed to provide supplemental retirement or survivor benefit payments. The supplemental executive retirement plan is also designed to provide retiring executives of SAVANNAH with a supplemental retirement benefit, which, in conjunction with social security and benefits under SAVANNAH's qualified pension plan, will equal 70 percent of the highest three of the final 10 years' average annual compensation (including deferrals under the deferred compensation plan). Both of these plans are unfunded and the liability is payable from general funds of SAVANNAH. The deferred compensation plan became effective December 1, 1983, and all of SAVANNAH's executive officers are participating in the plan. In addition, all executives are participating in the supplemental executive retirement plan.

         In order to provide for its liabilities under the deferred compensation plan and the supplemental executive retirement plan, SAVANNAH has purchased life insurance on participating executive employees in actuarially determined amounts which, based upon assumptions as to mortality experience, policy dividends, tax effects, and other factors which, if realized, along with compensation deferred by employees and the death benefits payable to SAVANNAH, are expected to cover all such insurance premium payments, and all benefit payments to participants, plus a factor for the cost of funds of SAVANNAH.

--------------------
2    The plan benefits are subject to the maximum benefit limitations set forth in Section 415 of the Internal Revenue Code.


                                     III-27

Compensation of Directors.

         Standard Arrangements. The following table presents compensation paid to the directors, during 1995 for service as a member of the board of directors and any board committee(s), except that employee directors received no fees or compensation for service as a member of the board of directors or any board committee. All or a portion of these fees may be deferred until membership on the board is terminated.


                          ALABAMA          GEORGIA       GULF       MISSISSIPPI        SAVANNAH

Retainer Fee              $20,000          $23,000      $12,000       $12,000           $12,000
Meeting Fee                   900              900          750           750               750

Committees:
     Audit                    900              900          750           750               750
     Compensation             900              900          750           750               750
     Executive                900              900            -             -               750
     Finance                    -              900            -           750                 -
     Nominating               900                -            -             -                 -
     Nuclear Safety           900                -            -             -                 -
     Nuclear Operations
       Overview                 -            1,800            -             -                 -


         ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH also provide retirement benefits to non-employee directors who are credited with a minimum of 60 months of service on the board of directors of one or more system companies, under the Outside Directors Pension Plan. Eligible directors are entitled to benefits under the Plan upon retirement from the board on the retirement date designated in the respective companies' by-laws. The annual benefit payable is based upon length of service and varies from 75 to 100 percent of the annual retainer fee in effect on the date of retirement. Payments continue for the greater of the lifetime of the participant or 10 years.

         Other Arrangements. No director received other compensation for services as a director during the year ending December 31, 1995 in addition to or in lieu of that specified by the standard arrangements specified above.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

         None.

Report on Repricing of Options.

         None.

                                     III-28

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions.


         ALABAMA

                  Elmer B. Harris serves on the Compensation Committee of AmSouth Bancorporation. John W. Woods, a director of ALABAMA, served as Chairman and Chief Executive Officer of AmSouth Bancorporation during 1995.




                                     III-29

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security ownership of certain beneficial owners. SOUTHERN is the beneficial owner of 100% of the outstanding common stock of registrants: ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH.

                                                             Amount and
                            Name and Address                 Nature of              Percent
                            of Beneficial                    Beneficial             of
Title of Class              Owner                            Ownership              Class

Common Stock                The Southern Company                                      100%
                            270 Peachtree Street, N.W.
                            Atlanta, Georgia 30303
                            Registrants:
                            ALABAMA                           5,608,955
                            GEORGIA                           7,761,500
                            GULF                                992,717
                            MISSISSIPPI                       1,121,000
                            SAVANNAH                         10,844,635

Security ownership of management. The following table shows the number of shares of SOUTHERN common stock and operating subsidiary preferred stock owned by the directors, nominees and executive officers as of December 31, 1995. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares of the respective classes outstanding on December 31, 1995.


Name of Directors,
Nominees and                                                                Number of Shares
Executive Officers                       Title of Class                     Beneficially Owned (1,2)

ALABAMA

Whit Armstrong                           SOUTHERN Common                                 14,055

Philip E. Austin                         SOUTHERN Common                                    138

Margaret A. Carpenter                    SOUTHERN Common                                    138

A. William Dahlberg                      SOUTHERN Common                                139,108

Peter V. Gregerson, Sr.                  SOUTHERN Common                                    138

Bill M. Guthrie                          SOUTHERN Common                                110,654



                                     III-30


Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned (1,2)

Elmer B. Harris                          SOUTHERN Common                               138,012

Carl E. Jones, Jr.                       SOUTHERN Common                                 8,997

Wallace D. Malone                        SOUTHERN Common                                   133

William V. Muse                          SOUTHERN Common                                   138

John T. Porter                           SOUTHERN Common                                   221

Gerald H. Powell                         SOUTHERN Common                                 5,741

Robert Davis Powers                      SOUTHERN Common                                   138

John W. Rouse, Jr.                       SOUTHERN Common                                 7,741

William J. Rushton, III                  SOUTHERN Common                                 6,573
                                         ALABAMA Preferred                                  20

James H. Sanford                         SOUTHERN Common                                   133

John C. Webb, IV                         SOUTHERN Common                                12,172
                                         ALABAMA Preferred                                 122

John W. Woods                            SOUTHERN Common                                   164

Banks H. Farris                          SOUTHERN Common                                46,217

William B. Hutchins, III                 SOUTHERN Common                                29,071

Charles D. McCrary                       SOUTHERN Common                                16,145


The directors, nominees,
and executive officers
as a group                               SOUTHERN Common                               535,827
                                         ALABAMA Preferred                                 142



GEORGIA

Bennett A. Brown                         SOUTHERN Common                                 9,169

A. William Dahlberg                      SOUTHERN Common                               139,108




                                     III-31


Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned (1,2)

W. A. Fickling, Jr.                      SOUTHERN Common                                     387
                                         GEORGIA Preferred                                    50

H. Allen Franklin                        SOUTHERN Common                                  86,620

L. G. Hardman III                        SOUTHERN Common                                   7,494

Warren Y. Jobe                           SOUTHERN Common                                  40,766
                                         GEORGIA Preferred                                   403

James R. Lientz, Jr.                     SOUTHERN Common                                     143

W. A. Parker, Jr.                        SOUTHERN Common                                  26,612
                                         GEORGIA Preferred                                     2

G. Joseph Prendergast                    SOUTHERN Common                                     169

Herman J. Russell                        SOUTHERN Common                                   5,415

Gloria M. Shatto                         SOUTHERN Common                                  14,648
                                         GEORGIA Preferred                                 1,200

W. J. Vereen                             SOUTHERN Common                                   5,231
                                         GEORGIA Preferred                                 3,301

Carl Ware                                SOUTHERN Common                                     197

Thomas R. Williams                       SOUTHERN Common                                     101
                                         GEORGIA Preferred                                 1,000

William G. Hairston, III                 SOUTHERN Common                                  22,875

Robert H. Haubein, Jr.                   SOUTHERN Common                                  18,179

Gene R. Hodges                           SOUTHERN Common                                  37,436
                                         GEORGIA Preferred                                   800


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                 505,637
                                         GEORGIA Preferred                                 6,756



                                     III-32


Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned (1,2)

GULF

Reed Bell, Sr., M.D.                     SOUTHERN Common                                      139

Travis J. Bowden                         SOUTHERN Common                                   65,518

Paul J. DeNicola                         SOUTHERN Common                                   62,502

Fred C. Donovan                          SOUTHERN Common                                      139

W. Deck Hull, Jr.                        SOUTHERN Common                                    2,333

C. Walter Ruckel                         SOUTHERN Common                                      139

Joseph K. Tannehill                      SOUTHERN Common                                    4,139

Francis M Fisher, Jr.                    SOUTHERN Common                                    4,603
                                         GULF Preferred                                         2

John E. Hodges, Jr.                      SOUTHERN Common                                   28,067
                                         GULF Preferred                                         3

G. Edison Holland, Jr.                   SOUTHERN Common                                    9,920

Arlan E. Scarbrough                      SOUTHERN Common                                   20,232


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                  197,731
                                         GULF Preferred                                         5



MISSISSIPPI

Paul J. DeNicola                         SOUTHERN Common                                   62,502

Edwin E. Downer                          SOUTHERN Common                                    1,447

Dwight H. Evans                          SOUTHERN Common                                   30,247
                                         GEORGIA Preferred                                    300

Robert S. Gaddis                         SOUTHERN Common                                    3,483



                                     III-33


Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned (1,2)

Walter H. Hurt, III                      SOUTHERN Common                                      986
                                         MISSISSIPPI Preferred                                 33

Aubrey K. Lucas                          SOUTHERN Common                                    2,583

George A. Schloegel                      SOUTHERN Common                                       36

Philip J. Terrell                        SOUTHERN Common                                       91

N. Eugene Warr                           SOUTHERN Common                                      279

H. E. Blakeslee                          SOUTHERN Common                                   17,529

Frederick D. Kuester                     SOUTHERN Common                                   10,654

Don E. Mason                             SOUTHERN Common                                   19,283

Michael W. Southern                      SOUTHERN Common                                    4,254


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                  153,374
                                         GEORGIA Preferred                                    300
                                         MISSISSIPPI Preferred                                 33



SAVANNAH

Helen Quattlebaum Artley                 SOUTHERN Common                                    2,557

Paul J. DeNicola                         SOUTHERN Common                                   62,502

Brian R. Foster                          SOUTHERN Common                                      139

Arthur M. Gignilliat, Jr.                SOUTHERN Common                                   56,898

Walter D. Gnann                          SOUTHERN Common                                    1,448

Robert B. Miller, III                    SOUTHERN Common                                    2,220

Arnold M. Tenenbaum                      SOUTHERN Common                                      493

Fred F. Williams                         SOUTHERN Common                                    2,147



                                     III-34


Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned (1,2)

W. Miles Greer                           SOUTHERN Common                                    1,768

Larry M. Porter                          SOUTHERN Common                                   13,192

Kirby R. Willis                          SOUTHERN Common                                    4,017


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                  147,381



Changes in control. SOUTHERN and the operating affiliates know of no arrangements which may at a subsequent date result in any change in control.










--------------------
1    As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
2    The shares shown include shares of SOUTHERN common stock of which certain directors and executive officers have the right to acquire beneficial ownership within 60 days pursuant to the Executive Stock Plan, as follows:
Mr. Blakeslee, 7,724 shares; Mr. Bowden, 37,205 shares; Mr. Dahlberg, 83,184 shares; Mr. DeNicola, 30,918 shares;
Mr. Evans, 12,564 shares; Mr. Farris, 10,412  shares; Mr. Franklin, 64,202 shares; Mr. Gignilliat, 34,551 shares;
Mr. Guthrie, 59,311 shares; Mr. Hairston, 5,891 shares; Mr. Harris, 90,131 shares; Mr. Haubein, 9,810 shares; Mr.
G. R. Hodges, 9,473 shares; Mr. J. E. Hodges, 7,450 shares; Mr. Holland, 8,835 shares; Mr. Hutchins, 9,074 shares; Mr. Jobe, 12,734 shares; and Mr. McCrary, 9,024 shares.  Also included are shares of SOUTHERN common stock held by the spouses of the following directors: Mr. Hardman, 100 shares; Mr. Harris, 310 shares; Mr.
Parker, 51 shares; Mr. Powers, 50 shares; and Dr. Shatto, 11,985 shares.  Also included are 1,200 shares of
GEORGIA preferred stock held by Dr. Shatto's spouse.





                                     III-35

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     ALABAMA

Transactions with management and others.

     Mr. Whit Armstrong is President, Chairman and Chief Executive Officer of The Citizens Bank, Enterprise, Alabama; Mr. Carl E. Jones, Jr. is Chairman and Chief Executive Officer of First Alabama Bank, Mobile, Alabama; Mr. Wallace D. Malone is Chairman and Chief Executive Officer of SouthTrust Corporation, Birmingham, Alabama, and Mr. John W. Woods is Chairman of AmSouth Bancorporation, Birmingham, Alabama, and during 1995, Mr. Woods also served as Chief Executive Officer of AmSouth Bancorporation. During 1995, these banks furnished a number of regular banking services in the ordinary course of business to ALABAMA. ALABAMA intends to maintain normal banking relations with all the aforesaid banks in the future.

Certain business relationships.
           None.

Indebtedness of management.
           None.

Transactions with promoters.
           None.

                                     GEORGIA

Transactions with management and others.

     Mr. L. G. Hardman III is Chairman of the Board of The First National Bank of Commerce, Georgia; Mr. James R. Lientz, Jr. is President of NationsBank of Georgia, Atlanta, Georgia; Mr. G. Joseph Prendergast is Chairman of Wachovia Bank of Georgia, N.A., Atlanta, Georgia; and Mr. Herman J. Russell is Chairman of the Board of Citizens Trust Bank, Atlanta, Georgia. During 1995, these banks furnished a number of regular banking services in the ordinary course of business to GEORGIA. GEORGIA intends to maintain normal banking relations with all the aforesaid banks in the future.

     In 1995, GEORGIA leased a building from Riverside Manufacturing Co. for approximately $75,000. Mr. William J. Vereen is Chief Executive Officer, President, Treasurer and Director of Riverside Manufacturing Co.

Certain business relationships.
           None.

Indebtedness of management.
           None.

Transactions with promoters.
           None.
                                      GULF

Transactions with management and others.

     Mr. W. D. Hull, Jr. is Vice Chairman of SunTrust Bank, West Florida, Panama City, Florida, and Mr. C. W. Ruckel is Chairman of the Board of The Vanguard Bank and Trust Company, Valparaiso, Florida. During 1995, these banks furnished a number of regular banking services in the ordinary course of business to GULF. GULF intends to maintain normal banking relations with the aforesaid banks in the future.

     The firm of Beggs & Lane, P.A. serves as local counsel for GULF and received from GULF approximately $1,034,573 for services rendered. Mr. G. Edison Holland, Jr. is a partner in the firm and also serves as Vice President - Power Generation/Transmission and Corporate Counsel of GULF.

Certain business relationships.
           None.

Indebtedness of management.
           None.

Transactions with promoters.
           None.

                                   MISSISSIPPI

Transactions with management and others.

     Mr. Robert S. Gaddis is President of Trustmark National Bank, Laurel, Mississippi; Mr. George A. Schloegel is President of Hancock Bank, Gulfport, Mississippi; and during 1995, Mr. N. Eugene Warr served as Vice Chairman of the Board of SouthTrust Bank of Mississippi, Biloxi, Mississippi. During 1995, these banks furnished a number of regular banking services in the ordinary course of business to MISSISSIPPI. MISSISSIPPI intends to maintain normal banking relations with the aforesaid banks in the future.

                                     III-36

Certain business relationships.
          None.

Indebtedness of management.
          None.

Transactions with promoters.
          None.

                                    SAVANNAH

Transactions with management and others.

    Mr. Brian R. Foster is President and Chief Executive Officer of NationsBank of Georgia, N.A., in Savannah, Georgia. During 1995, this bank furnished a number of regular banking services in the ordinary course of business to SAVANNAH. SAVANNAH intends to maintain normal banking relations with the aforesaid bank in the future.

Certain business relationships.
           None.

Indebtedness of management.
           None.

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

     (3) Exhibits:

         Exhibits for SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed in the Exhibit Index at page E-1.


(b) Reports on Form 8-K: During the fourth quarter of 1995, SOUTHERN filed the following Current Reports on Form 8-K and Form 8-K/A:

     Form 8-K filed October 3, 1995:
         Items reported:   Item 2
                           Item 7
         Financial statements filed:
              SWEB Consolidated Balance Sheet at March 31, 1995
              SWEB Consolidated Profit and Loss Account Statement for the Year
                Ended March 31, 1995
              SWEB Consolidated Statement of Cash Flows for the Year Ended
                March 31, 1995

     Form 8-K/A filed November 20, 1995:
         Item  reported:   Item 7
         Financial statements filed:
              SOUTHERN  and  Subsidiary  Companies  Condensed  Balance  Sheet at
                September 30, 1995, incorporated by reference to Form 10-Q for the Quarter Ended September 30, 1995

              SOUTHERN   and   Subsidiary   Companies   Pro   Forma   Condensed
                Consolidated Statements of Income (Unaudited) for the Nine Months Ended September 30, 1995 and for the Twelve Months Ended December 31, 1995

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     THE SOUTHERN COMPANY

     By:   A. W. Dahlberg, Chairman, President and
           Chief Executive Officer

     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     A. W. Dahlberg
     Chairman of the Board, President and
     Chief Executive Officer
     (Principal Executive Officer)

     W. L. Westbrook
     Financial Vice President, Chief Financial Officer and
     Treasurer
     (Principal Financial and Accounting Officer)

                           Directors:
      John C. Adams               Elmer B. Harris
      A. D. Correll               William A. Parker, Jr.
      Paul J. DeNicola            William J. Rushton, III
      Jack Edwards                Gloria M. Shatto
      H. Allen Franklin           Gerald J. St. Pe'
      Bruce S. Gordon             Herbert Stockham
      L. G. Hardman III

     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     ALABAMA POWER COMPANY

     By:   Elmer B. Harris, President and
           Chief Executive Officer

     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 1996

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

     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     GEORGIA POWER COMPANY

     By:   H. Allen Franklin, President and
           Chief Executive Officer

     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 1996

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

     H. Allen Franklin
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Warren Y. Jobe
     Executive Vice President, Treasurer,
     Chief Financial Officer and Director
     (Principal Financial Officer)

     Cliff S. Thrasher
     Vice President, Comptroller and Chief Accounting Officer
     (Principal Accounting Officer)

                           Directors:
       Bennett A. Brown           G. Joseph Prendergast
       A. W. Dahlberg             Herman J. Russell
       William A. Fickling, Jr.   Gloria M. Shatto
       L. G. Hardman III          William Jerry Vereen
       James R. Lientz, Jr.       Thomas R. Williams

     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 1996


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     GULF POWER COMPANY

     By:   Travis J. Bowden, President and
           Chief Executive Officer

     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     Travis J. Bowden
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     A. E. Scarbrough
     Vice President - Finance
     (Principal Financial and Accounting Officer)

                         Directors:
       Reed Bell, Sr., M.D.       W. D. Hull, Jr.
       Paul J. DeNicola           C. W. Ruckel
       Fred C. Donovan            J. K. Tannehill

     By:   /S/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     MISSISSIPPI POWER COMPANY

     By:   Dwight H. Evans, President and
           Chief Executive Officer

     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

     Dwight H. Evans
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Michael W. Southern
     Vice President, Secretary, Treasurer and
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

                          Directors:
        Paul J. DeNicola        Aubrey K. Lucas
        Edwin E. Downer         George A. Schloegel
        Robert S. Gaddis        Philip J. Terrell
        Walter H. Hurt, III     N. Eugene Warr

     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 1996

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     SAVANNAH ELECTRIC AND POWER COMPANY

     By:   Arthur M. Gignilliat, Jr., President and
           Chief Executive Officer

     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 1996

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

      Arthur M. Gignilliat, Jr.
      President, Chief Executive Officer and Director
      (Principal Executive Officer)

      Kirby R. Willis
      Vice President, Treasurer and
      Chief Financial Officer
      (Principal Financial and Accounting Officer)

                         Directors:
       Helen Q. Artley        Robert B. Miller, III
       Paul J. DeNicola       Arnold M. Tenenbaum
       Brian R. Foster        Frederick F. Williams, Jr.
       Walter D. Gnann

     By:   /s/Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 22, 1996

Exhibit 21.      Subsidiaries of the Registrants.*

                                                  Jurisdiction of
 Name of Company                                  Organization
 ------------------------------------------------ ---------------------
 Alabama Power Company                            Alabama
     Alabama Power Capital Trust I                Delaware
     Alabama Property Company                     Alabama
     Southern Electric Generating Company         Alabama
 Georgia Power Company                            Georgia
     Piedmont-Forrest Corporation                 Georgia
     Georgia Power L.P. Holdings Corp.            Georgia
        Georgia Power Capital, L.P.               Delaware
     Southern Electric Generating Company         Alabama
 Gulf Power Company                               Maine
 Mississippi Power Company                        Mississippi
 Savannah Electric and Power Company              Georgia
 SEI Holdings, Inc.                               Delaware
 ------------------------------------------------ ---------------------

*This list omits certain subsidiaries pursuant to paragraph (b)(21)(ii) of Regulation S-K Item 601.

                              ARTHUR ANDERSEN LLP

                                                                   Exhibit 23(a)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 21, 1996 on the financial statements of The Southern Company and its subsidiaries and the related financial statement schedules, included in this Form 10-K, into The Southern Company's previously filed Registration Statement File Nos. 2-78617, 33-3546, 33-23152, 33-30171,
33-51433, 33-54415, 33-57951, 33-58371, and 33-60427.



/s/Arthur Andersen LLP

Atlanta, Georgia
March 20, 1996

                              ARTHUR ANDERSEN LLP

                                                                   Exhibit 23(b)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 21, 1996 on the financial statements of Alabama Power Company and the related financial statement schedules, included in this Form 10-K, into Alabama Power Company's previously filed Registration Statement File Nos. 33-49653 and 33-61845.



/s/Arthur Andersen LLP

Birmingham, Alabama
March 20, 1996

                              ARTHUR ANDERSEN LLP

                                                                   Exhibit 23(c)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 21, 1996 on the financial statements of Georgia Power Company and the related financial statement schedules, included in this Form 10-K, into Georgia Power Company's previously filed Registration Statement File Nos. 33-49661 and 33-60345.



/s/Arthur Andersen LLP

Atlanta, Georgia
March 20, 1996

                              ARTHUR ANDERSEN LLP

                                                                   Exhibit 23(d)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 21, 1996 on the financial statements of Gulf Power Company and the related financial statement schedules, included in this Form 10-K, into Gulf Power Company's previously filed Registration Statement File No. 33-50165.



/s/Arthur Andersen LLP

Atlanta, Georgia
March 20, 1996

                              ARTHUR ANDERSEN LLP

                                                                   Exhibit 23(e)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





     As independent public accountants, we hereby consent to the incorporation of our reports dated February 21, 1996 on the financial statements of Mississippi Power Company and the related financial statement schedules, included in this Form 10-K, into Mississippi Power Company's previously filed Registration Statement File Nos. 33-49320 and 33-49649.



/s/Arthur Andersen LLP

Atlanta, Georgia
March 20, 1996

                              ARTHUR ANDERSEN LLP

                                                                   Exhibit 23(f)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 21, 1996 on the financial statements of Savannah Electric and Power Company and the related financial statement schedules, included in this Form 10-K, into Savannah Electric and Power Company's previously filed Registration Statement File No. 33-52509.



/s/Arthur Andersen LLP

Atlanta, Georgia
March 20, 1996

                              ARTHUR ANDERSEN LLP





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To The Southern Company:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Southern Company and its subsidiaries included in this Form 10-K, and have issued our report thereon dated February 21, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to The Southern Company and its subsidiaries (page S-2) is the responsibility of The Southern Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/Arthur Andersen LLP

Atlanta, Georgia
February 21, 1996

                              ARTHUR ANDERSEN LLP





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Alabama Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Alabama Power Company included in this Form 10-K, and have issued our report thereon dated February 21, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Alabama Power Company (page S-3) is the responsibility of Alabama Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/Arthur Andersen LLP

Birmingham, Alabama
February 21, 1996

                              ARTHUR ANDERSEN LLP





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Georgia Power Company:

      We have audited in accordance with generally accepted auditing standards, the financial statements of Georgia Power Company included in this Form 10-K, and have issued our report thereon dated February 21, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Georgia Power Company (page S-4) is the responsibility of Georgia Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/Arthur Andersen LLP

Atlanta, Georgia
February 21, 1996

                              ARTHUR ANDERSEN LLP





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Gulf Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Gulf Power Company included in this Form 10-K, and have issued our report thereon dated February 21, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Gulf Power Company (page S-5) is the responsibility of Gulf Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/Arthur Andersen LLP

Atlanta, Georgia
February 21, 1996

                              ARTHUR ANDERSEN LLP





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Mississippi Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Mississippi Power Company included in this Form 10-K, and have issued our report thereon dated February 21, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Mississippi Power Company (page S-6) is the responsibility of Mississippi Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/Arthur Andersen LLP

Atlanta, Georgia
February 21, 1996

                              ARTHUR ANDERSEN LLP





REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Savannah Electric and Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Savannah Electric and Power Company included in this Form 10-K, and have issued our report thereon dated February 21, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Savannah Electric and Power Company (page S-7) is the responsibility of Savannah Electric and Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/Arthur Andersen LLP

Atlanta, Georgia
February 21, 1996

                 INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule                                                            Page

II     Valuation and Qualifying Accounts and Reserves
        1995, 1994 and 1993
         The Southern Company and Subsidiary Companies............   S-2
         Alabama Power Company....................................   S-3
         Georgia Power Company....................................   S-4
         Gulf Power Company.......................................   S-5
         Mississippi Power Company................................   S-6
         Savannah Electric and Power Company......................   S-7

    Schedules I through V not listed above are omitted as not applicable or not required. Columns omitted from schedules filed have been omitted because the information is not applicable or not required.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (Stated in Thousands of Dollars)


                                                                           Additions
                                                                 ----------------------------------

                                        Balance at Beginning     Charged to     Charged to Other                    Balance at End
           Description                        of Period             Income           Accounts       Deductions          of Period
    ----------------------------------- ------------------------ -------------- ------------------- --------------- ----------------
    Provision for uncollectible
       accounts
         1995..........................          $9,129            $30,445           $23,053 (1)      $25,508 (2)         $37,119
         1994..........................           9,067             23,322                 8           23,268 (2)           9,129
         1993..........................           7,255             24,040                 2           22,230 (2)           9,067

-------------------
Notes:
    (1) Includes  the  addition of a Purchased  Reserve in the amount of $23,027 related to the  acquisition of SWEB.
    (2) Represents  write-off of accounts considered  to be  uncollectible, less recoveries of amounts previously written off.

                              ALABAMA POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (Stated in Thousands of Dollars)


                                                                            Additions
                                                               ----------------------------------

                                    Balance at Beginning       Charged to      Charged to Other                     Balance at End
        Description                       of Period               Income            Accounts        Deductions          of Period
 ---------------------------------- -------------------------- --------------- ------------------ ----------------- ---------------
 Provision for uncollectible
   accounts
      1995..........................       $2,297                  $5,823              -             $6,908 (Note)        $1,212
      1994..........................        2,632                   4,967              -              5,302 (Note)         2,297
      1993..........................        1,482                   7,157              -              6,007 (Note)         2,632

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                              GEORGIA POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (Stated in Thousands of Dollars)


                                                                        Additions
                                                          ---------------------------------

                                  Balance at Beginning    Charged to     Charged to Other                     Balance at End
       Description                      of Period            Income           Accounts        Deductions          of Period
--------------------------------- ----------------------- -------------- ------------------ ----------------- ----------------
Provision for uncollectible
  accounts
     1995..........................       $4,500            $15,875              -             $15,375 (Note)        $5,000
     1994..........................        4,300             15,424              -              15,224 (Note)         4,500
     1993..........................        4,121             14,310              -              14,131 (Note)         4,300

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                               GULF POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (Stated in Thousands of Dollars)


                                                                          Additions
                                                            ----------------------------------

                                   Balance at Beginning     Charged to      Charged to Other                    Balance at End
       Description                       of Period             Income            Accounts      Deductions           of Period
---------------------------------- ------------------------ --------------- ------------------ ---------------- ---------------
Provision for uncollectible
  accounts
     1995..........................         $600               $1,612               $3           $1,447 (Note)        $768
     1994..........................          447                1,195                9            1,051 (Note)         600
     1993..........................          356                  875                -              784 (Note)         447

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                            MISSISSIPPI POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (Stated in Thousands of Dollars)


                                                                           Additions
                                                             ---------------------------------

                                   Balance at Beginning      Charged to     Charged to Other                    Balance at End
       Description                       of Period              Income           Accounts      Deductions           of Period
---------------------------------- ------------------------- -------------- ------------------ ---------------- ---------------
Provision for uncollectible
  accounts
     1995..........................         $670                $1,602             $23           $1,493 (Note)        $802
     1994..........................          737                 1,234              (1)           1,300 (Note)         670
     1993..........................          508                 1,326               2            1,099 (Note)         737

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (Stated in Thousands of Dollars)


                                                                          Additions
                                                            -------------------------------

                                     Balance at Beginning   Charged to   Charged to Other                   Balance at End
       Description                         of Period           Income         Accounts      Deductions          of Period
------------------------------------ ---------------------- ------------ ------------------ --------------- -----------------
Provision for uncollectible
  accounts
     1995..........................           $866               $439             -           $322 (Note)         $983
     1994..........................            762                419             -            315 (Note)          866
     1993..........................            536                330             -            104 (Note)          762


-------------------
Note:  Represents write-off of accounts receivable considered to be uncollectible, less recoveries of amounts previously written off.

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

(1)      Underwriting Agreements

         GEORGIA

   *    (c) -  Distribution  Agreement  dated  November  29, 1995 between
               GEORGIA and Lehman Brothers Inc.; Donaldson, Lufkin & Jenrette Securities Corporation; J. P. Morgan Securities Inc.; Salomon Brothers Inc and Smith Barney Inc. relating to $300,000,000 First Mortgage Bonds Secured Medium-Term Notes.

(3)      Articles of Incorporation and By-Laws

         SOUTHERN

           (a) 1 - Composite Certificate of Incorporation of SOUTHERN, reflecting all amendments thereto through January 5, 1994. (Designated in Registration No. 33-3546 as Exhibit 4(a), in Certificate of Notification, File No. 70-7341, as Exhibit A and in Certificate of Notification, File No. 70-8181, as Exhibit A.)

           (a)  2 - By-laws of  SOUTHERN as amended  effective  October
                    21, 1991, and as presently in effect. (Designated in Form U-1, File No. 70-8181, as Exhibit A-2.)

         ALABAMA

          (b) 1 - Charter of ALABAMA and amendments thereto through October 14, 1994. (Designated in Registration Nos. 2-59634 as Exhibit 2(b), 2-60209 as Exhibit 2(c),
                   2-60484 as  Exhibit  2(b),  2-70838 as Exhibit  4(a)-2,
                   2-85987 as Exhibit 4(a)-2,  33-25539 as Exhibit 4(a)-2,
                   33-43917 as Exhibit 4(a)-2, in Form 8-K dated February 5, 1992, File No. 1-3164, as Exhibit 4(b)-3, in Form 8-K dated July 8, 1992, File No. 1-3164, as Exhibit 4(b)-3, in Form 8-K dated October 27, 1993, File No. 1-3164, as Exhibits 4(a) and 4(b), in Form 8-K dated November 16, 1993, File No. 1-3164, as Exhibit 4(a) and in Certificate of Notification, File No. 70-8191, as Exhibit A.)

          (b) 2 - By-laws of ALABAMA as amended effective July 23, 1993, and as presently in effect. (Designated in Form U-1, File No. 70-8191, as Exhibit A-2.)

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

          (c) 2 - By-laws of GEORGIA as amended effective July 18, 1990, and as presently in effect. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 3.)

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

         (d)  2 -  By-laws of GULF as amended effective February 25,
                   1994, and as presently in effect. (Designated in GULF's Form 10-K for the year ended December 31, 1993, as
                   Exhibit 3(d)2.)

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

          (f)  2 - By-laws of SAVANNAH as amended  effective  February
                   16, 1994, and as presently in effect. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1993, as Exhibit 3(f)2.)

(4)      Instruments Describing Rights of Security Holders, Including Indentures

         ALABAMA

          (b) - Indenture dated as of January 1, 1942, between ALABAMA and Chemical Bank, as Trustee, and indentures supplemental thereto through that dated as of December 1, 1994. (Designated in Registration Nos. 2-59843 as
                  Exhibit 2(a)-2,  2-60484 as Exhibits 2(a)-3 and 2(a)-4,
                  2-60716 as  Exhibit  2(c),  2-67574  as  Exhibit  2(c),
                  2-68687 as  Exhibit  2(c),  2-69599 as Exhibit  4(a)-2,
                  2-71364 as Exhibit  4(a)-2,  2-73727 as Exhibit 4(a)-2,
                  33-5079 as Exhibit 4(a)-2,  33-17083 as Exhibit 4(a)-2,
                  33-22090 as Exhibit 4(a)-2, in ALABAMA's Form 10-K for the year ended December 31, 1990, File No. 1-3164, as
                  Exhibit 4(c), in Registration Nos. 33-43917 as Exhibit 4(a)-2, 33-45492 as Exhibit 4(a)-2, 33-48885 as Exhibit
                  4(a)-2, 33-48917 as Exhibit 4(a)-2, in Form 8-K dated January 20, 1993, File No. 1-3436, as Exhibit 4(a)-3, in Form 8-K dated February 17, 1993, File No. 1-3436, as Exhibit 4(a)-3, in Form 8-K dated March 10, 1993, File No. 1-3436, as Exhibit 4(a)-3, in Certificate of Notification, File No. 70-8069, as Exhibits A and B, in Form 8-K dated June 24, 1993, File No. 1-3436, as
                  Exhibit 4, in Certificate of Notification, File No. 70-8069, as Exhibit A, in Form 8-K dated November 16, 1993, File No. 1-3436, as Exhibit 4(b), in Certificate of Notification, File No. 70-8069, as Exhibits A and B, in Certificate of Notification, File No. 70-8069, as Exhibit A, in Certificate of Notification, File No. 70-8069, as Exhibit A and in Form 8-K dated November 30, 1994, File No. 1-3436, as Exhibit 4.)

         GEORGIA

        (c) 1 - Indenture dated as of March 1, 1941, between GEORGIA and Chemical Bank, as Trustee, and indentures supplemental thereto dated as of March 1, 1941, March 3, 1941 (3 indentures), March 6, 1941 (139 indentures), March 1, 1946 (88 indentures) and December 1, 1947, through May 1, 1995. (Designated in Registration Nos. 2-4663 as Exhibits B-3 and B-3(a), 2-7299 as Exhibit 7(a)-2, 2-61116 as Exhibit 2(a)-3 and 2(a)-4, 2-62488
                  as Exhibit 2(a)-3,  2-63393 as Exhibit 2(a)-4,  2-63705
                  as Exhibit 2(a)-3,  2-68973 as Exhibit 2(a)-3,  2-70679
                  as Exhibit 4(a)-(2), 2-72324 as Exhibit 4(a)-2, 2-73987
                  as Exhibit 4(a)-(2), 2-77941 as Exhibits 4(a)-(2) and 4(a)-(3), 2-79336 as Exhibit 4(a)-(2), 2-81303 as
                  Exhibit 4(a)-(2),  2-90105 as Exhibit 4(a)-(2), 33-5405
                  as Exhibit 4(a)-(2), 33-14367 as Exhibits 4(a)-(2) and 4(a)-(3), 33-22504 as Exhibits 4(a)-(2), 4(a)-(3) and
                  4(a)-(4),  33-32420  as Exhibit  4(a)-(2),  33-35683 as
                  Exhibit 4(a)-(2), in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 4(a)(3), in Form 10-K for the year ended December 31, 1991, File No. 1-6468, as Exhibit 4(a)(5), in
                  Registration No. 33-48895 as Exhibit 4(a)-(2), in Form 8-K dated August 26, 1992, File No. 1-6468, as Exhibit 4(a)-(3), in Form 8-K dated September 9, 1992, File No. 1-6468, as Exhibits 4(a)-(3) and 4(a)-(4), in Form 8-K
                  dated September 23, 1992, File No. 1-6468, as Exhibit 4(a)-(3), in Form 8-A dated October 12, 1992, as
                  Exhibit 2(b), in Form 8-K dated January 27, 1993, File No. 1-6468, as Exhibit 4(a)-(3), in Registration No. 33-49661 as Exhibit 4(a)-(2), in Form 8-K dated July 26, 1993, File No. 1-6468, as Exhibit 4, in Certificate of Notification, File No. 70-7832, as Exhibit M, in

                  Certificate of Notification, File No. 70-7832, as Exhibit C, in Certificate of Notification, File No. 70-7832, as Exhibits K and L, in Certificate of
                  Notification, File No. 70-8443, as Exhibit C, in Certificate of Notification, File No. 70-8443, as Exhibit C, in Certificate of Notification, File No. 70-8443, as Exhibit E, in Certificate of Notification, File No. 70-8443, as Exhibit E, in Certificate of
                  Notification, File No. 70-8443, as Exhibit E, in GEORGIA's Form 10-K for the year ended December 31, 1994, File No. 1-6468, as Exhibits 4(c)2 and 4(c)3, in Certificate of Notification, File No. 70-8443, as Exhibit C, in Certificate of Notification, File No. 70-8443, as Exhibit C and in Form 8-K dated May 17, 1995, File No. 1-6468, as Exhibit 4.)

     * (c) 2 -    Supplemental  Indenture  dated  as of  July 1,
                  1995, between GEORGIA and Chemical Bank, as Trustee.

     * (c) 3 -    Second Supplemental  Indenture dated as of July
                  1, 1995, between GEORGIA and Chemical Bank, as Trustee.

     * (c) 4 -    Supplemental Indenture dated as of September 1,
                  1995, between GEORGIA and Chemical Bank, as Trustee.

     * (c) 5 -    Second  Supplemental  Indenture  dated  as of
                  September 1, 1995, between GEORGIA and Chemical Bank, as Trustee.

     * (c) 6 -    Supplemental  Indenture dated as of October 15,
                  1995, between GEORGIA and Chemical Bank, as Trustee.

       (c) 7 - Indenture dated as of December 1, 1994, between GEORGIA and Trust Company Bank, as Trustee and indentures supplemental thereto through that dated as of December 15, 1994. (Designated in Certificate of Notification, File No. 70-8461, as Exhibits E and F.)

         GULF

           (d) - Indenture dated as of September 1, 1941, between GULF and The Chase Manhattan Bank (National Association), as Trustee, and indentures supplemental thereto through February 1, 1996. (Designated in Registration Nos. 2-4833 as Exhibit B-3, 2-62319 as Exhibit 2(a)-3,
                  2-63765 as Exhibit  2(a)-3,  2-66260 as Exhibit 2(a)-3,
                  33-2809 as Exhibit 4(a)-2,  33-43739 as Exhibit 4(a)-2,
                  in GULF's Form 10-K for the year ended December 31, 1991, File No. 0-2429, as Exhibit 4(b), in Form 8-K dated August 18, 1992, File No. 0-2429, as Exhibit 4(a)-3, in Registration No. 33-50165 as Exhibit 4(a)-2, in Form 8-K dated July 12, 1993, File No. 0-2429, as
                  Exhibit 4, in Certificate of Notification, File No. 70-8229, as Exhibit A, in Certificate of Notification, File No. 70-8229, as Exhibits E and F, in Form 8-K dated January 17, 1996, File No. 0-2429, as Exhibit 4 and in Certificate of Notification, File No. 70-8229, as Exhibit A.)

         MISSISSIPPI

          (e) - Indenture dated as of September 1, 1941, between MISSISSIPPI and Bankers Trust Company, as Successor Trustee, and indentures supplemental thereto through December 1, 1995. (Designated in Registration Nos. 2-4834 as Exhibit B-3, 2-62965 as Exhibit 2(b)-2,
                  2-66845 as Exhibit 2(b)-2, 2-71537 as Exhibit 4(a)-(2),

                  33-5414  as  Exhibit  4(a)-(2),  33-39833  as  Exhibit
                  4(a)-2, in MISSISSIPPI's Form 10-K for the year ended December 31, 1991, File No. 0-6849, as Exhibit 4(b), in Form 8-K dated August 5, 1992, File No. 0-6849, as Exhibit 4(a)-2, in Second Certificate of Notification, File No. 70-7941, as Exhibit I, in MISSISSIPPI's Form 8-K dated February 26, 1993, File No. 0-6849, as Exhibit 4(a)-2, in Certificate of Notification, File No. 70-8127, as Exhibit A, in Form 8-K dated June 22, 1993, File No. 0-6849, as Exhibit 1, in Certificate of Notification, File No. 70-8127, as Exhibit A, in Form 8-K dated March 8, 1994, File No. 0-6849, as Exhibit 4, in Certificate of Notification, File No. 70-8127, as Exhibit C and in Form 8-K dated December 5, 1995, File No. 0-6849, as Exhibit 4.)

         SAVANNAH

           (f) - Indenture dated as of March 1, 1945, between SAVANNAH and Bank of New York, New York, as Trustee, and indentures supplemental thereto through May 1, 1995. (Designated in Registration Nos. 33-25183 as Exhibit 4(a)-(1), 33-41496 as
                  Exhibit   4(a)-(2),   33-45757  as  Exhibit   4(a)-(2),   in
                  SAVANNAH's Form 10-K for the year ended December 31, 1991, File No. 1-5072, as Exhibit 4(b), in Form 8-K dated July 8, 1992, File No. 1-5072, as Exhibit 4(a)-3, in Registration No. 33-50587 as Exhibit 4(a)-(2), in Form 8-K dated July 22, 1993, File No. 1-5072, as Exhibit 4 and in Form 8-K dated May 18, 1995, File No. 1-5072, as Exhibit 4.)

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

         (a)  5 - Service Contract dated as of December 12, 1994,  between
                  SCS and Mobile Energy Services Company, Inc. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)58.)

         (a) 6 - Interchange contract dated October 28, 1988, effective January 1, 1989, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as Exhibit 10(b).)

         (a) 7 - Agreement dated as of January 27, 1959, Amendment No. 1 dated as of October 27, 1982 and Amendment No. 2 dated November 4, 1993 and effective June 1, 1994, among SEGCO, ALABAMA and GEORGIA. (Designated in Registration No. 2-59634 as Exhibit 5(c), in GEORGIA's Form 10-K for the year ended December 31, 1982, File No. 1-6468, as Exhibit 10(d)(2) and in ALABAMA's Form 10-K for the year ended December 31, 1994, File No. 1-3164, as Exhibit 10(b)18.)

         (a)  8 - Joint  Committee  Agreement dated as of August 27, 1976,
                  among  GEORGIA,   OPC,  MEAG  and  Dalton.   (Designated  in
                  Registration No. 2-61116 as Exhibit 5(d).)

         (a) 9 - Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement dated as of January 6, 1975, between GEORGIA and OPC. (Designated in Form 8-K for January, 1975, File No. 1-6468, as Exhibit (b)(1).)

         (a) 10 - Edwin I. Hatch Nuclear Plant Operating Agreement dated as of January 6, 1975, between GEORGIA and OPC. (Designated in Form 8-K for January, 1975, File No. 1-6468, as Exhibit
                  (b)(3).)

        (a) 11 - Revised and Restated Integrated Transmission System Agreement dated as of November 12, 1990, between GEORGIA and OPC. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(g).)

        (a) 12 - Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of March 26, 1976, between GEORGIA and OPC. (Designated in Certificate of Notification, File No. 70-5592, as Exhibit A.)

        (a) 13  - Plant Hal Wansley Operating Agreement dated as of March
                  26,  1976,   between   GEORGIA  and  OPC.   (Designated   in
                  Certificate of  Notification,  File No. 70-5592,  as Exhibit
                  B.)

        (a) 14 - Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit (b)(1).)

        (a) 15 - Edwin I. Hatch Nuclear Plant Operating Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. (Designated in Form 8-K for February 1977, File No. 1-6468, as Exhibit (b)(2).)

        (a) 16 - Alvin W. Vogtle Nuclear Units Number One and Two Purchase and Ownership Participation Agreement dated as of August 27, 1976 and Amendment No. 1 dated as of January 18, 1977, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form U-1, File No. 70-5792, as Exhibit B-1 and in Form 8-K for January 1977, File No. 1-6468, as Exhibit (B)(3).)

        (a)  17 - Alvin  W.  Vogtle  Nuclear  Units  Number  One and Two
                  Operating Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form U-1, File No. 70-5792, as Exhibit B-2.)

        (a) 18 - Alvin W. Vogtle Nuclear Units Number One and Two Purchase, Amendment, Assignment and Assumption Agreement dated as of November 16, 1983, between GEORGIA and MEAG. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1983, File No. 1-6468, as Exhibit 10(k)(4).)

        (a) 19 - Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA and MEAG. (Designated in Form 8-K dated as of July 5, 1977, File No. 1-6468, as Exhibit (b)(2).)

        (a) 20 - Plant Hal Wansley Operating Agreement dated as of August 27, 1976, between GEORGIA and MEAG. (Designated in Form 8-K dated as of July 5, 1977, File No. 1-6468, as Exhibit (b)(4).)

        (a) 21 - Integrated Transmission System Agreement dated as of August 27, 1976, between GEORGIA and Dalton. (Designated in Form 8-K dated as of July 5, 1977, File No. 1-6468, as Exhibit (b)(8).)

        (a) 22 - Integrated Transmission System Agreement dated as of August 27, 1976, between GEORGIA and MEAG. (Designated in Form 8-K for February 1977, File No. 1-6468, as Exhibit
                  (b)(4).)

        (a) 23 - Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of April 19, 1977, between GEORGIA and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit (b)(3).)

        (a)  24 - Plant Hal Wansley Operating Agreement dated as of April
                  19, 1977, between GEORGIA and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit
                  (b)(7).)

        (a) 25 - Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 30, 1985, Amendment No. 2 dated as of July 1, 1986, Amendment No. 3 dated as of August 1, 1988 and Amendment No. 4 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form U-1, File No. 70-6481, as Exhibit B-3, in SOUTHERN's Form 10-K for the year ended December 31, 1987, File No. 1-3526, as Exhibit 10(o)(2), in SOUTHERN's Form 10-K for the year ended December 31, 1989, File No. 1-3526, as Exhibit 10(n)(2) and in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as
                  Exhibit 10(a)54.)

        (a) 26 - Plant Robert W. Scherer Units Number One and Two Operating Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 3, 1985 and Amendment No. 2 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form U-1, File No. 70-6481, as Exhibit B-4, in SOUTHERN's Form 10-K for the year ended December 31, 1987, File No. 1-3526, as Exhibit 10(o)(4) and in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)55.)

        (a) 27 - Plant Robert W. Scherer Purchase, Sale and Option Agreement dated as of May 15, 1980, between GEORGIA and MEAG. (Designated in Form U-1, File No. 70-6481, as Exhibit B-1.)

        (a) 28 - Plant Robert W. Scherer Purchase and Sale Agreement dated as of May 16, 1980, between GEORGIA and Dalton. (Designated in Form U-1, File No. 70-6481, as Exhibit B-2.)

        (a) 29 - Plant Robert W. Scherer Unit Number Three Purchase and Ownership Participation Agreement dated as of March 1, 1984, Amendment No. 1 dated as of July 1, 1986 and Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. (Designated in Form U-1, File No. 70-6573, as Exhibit B-4, in SOUTHERN's Form 10-K for the year ended December 31, 1987, as Exhibit 10(o)(2) and in SOUTHERN's Form 10-K for the year ended December 31, 1989, as Exhibit 10(n)(2).)

        (a) 30 - Plant Robert W. Scherer Unit Number Three Operating Agreement dated as of March 1, 1984, between GEORGIA and GULF. (Designated in Form U-1, File No. 70-6573, as Exhibit B-5.)

        (a) 31 - Plant Robert W. Scherer Unit No. Four Amended and Restated Purchase and Ownership Participation Agreement by and among GEORGIA, FP&L and JEA, dated as of December 31, 1990 and Amendment No. 1 dated as of June 15, 1994. (Designated in Form U-1, File No. 70-7843, as Exhibit B-1 and in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)60.)

        (a) 32 - Plant Robert W. Scherer Unit No. Four Operating Agreement by and among GEORGIA, FP&L and JEA, dated as of December 31, 1990 and Amendment No. 1 dated as of June 15, 1994. (Designated in Form U-1, File No. 70-7843, as Exhibit B-2 and in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)61.)

        (a) 33 - Amended and Restated Unit Power Sales Agreement dated February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1981, File No. 0-6849, as Exhibit
                  10(c)(2) and in GEORGIA's Form 10-K for the year ended December 31, 1982, File No. 1-6468, as Exhibit 10(r)(3).)

          (a)  34 - Amended and Restated Unit Power Sales  Agreement  dated
                    May 19, 1982, Amendment No. 1 dated August 30, 1984 and Amendment No. 2 dated October 30, 1987, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1982, File No. 1-6468, as Exhibit 10(s)(2), in SOUTHERN's Form 10-K for the year ended December 31, 1984, File No. 1-3526, as Exhibit 10(r)(2) and in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(s)(2).)

          (a)  35 - Unit Power Sales Agreement dated July 19, 1988, between
                    FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as Exhibit 10(d).)

          (a) 36 - Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as
                    Exhibit 10(e).)

          (a) 37 - Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as
                    Exhibit 10(f).)

          (a) 38 - Unit Power Sales Agreement dated December 8, 1990, between Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(x).)

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

          (a) 49 - Amended and Restated Nuclear Managing Board Agreement for Plant Hatch and Plant Vogtle among GEORGIA, OPC, MEAG and Dalton dated as of July 1, 1993. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)49.)

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

          (a) 54 - Plant Scherer Managing Board Agreement dated as of December 31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF, FP&L and JEA. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)56.)

          (a)  55 - Plant  McIntosh   Combustion   Turbine  Purchase  and
                    Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)57.)

          (a) 56 - Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)58.)

          (a) 57 - Power Purchase Agreement dated as of December 3, 1993 between GEORGIA and FPC. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as
                    Exhibit 10(a)59.)

          (a) 58 - Operating Agreement for the Joseph M. Farley Nuclear Plant between ALABAMA and Southern Nuclear dated as of December 23, 1991. (Designated in Form U-1, File No. 70-7530, as Exhibit B-7.)

          (a) 59 - Nuclear Services Agreement between Southern Nuclear and GEORGIA dated as of October 31, 1991. (Designated in Form U-1, File No. 70-7530, as Exhibit B-6.)

          (a)  60 - Nuclear  Managing Board Agreement  among GEORGIA,  OPC,
                    MEAG and Dalton dated as of November 12, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(ee).)

      *   (a)  61 - The Southern Company Productivity Improvement Plan,
                    Amended and Restated effective January 1, 1995.

      *   (a)  62 - The  Southern  Company  Executive   Productivity
                    Improvement Plan, effective January 1, 1995.

      *   (a)  63 - The Southern Company Employee Savings Plan, Amended
                    and Restated effective July 3, 1995 and First Amendment and Second Amendment thereto.

      *   (a)  64 - The Southern Company Employee Stock Ownership Plan,
                    Amended and Restated effective April 1, 1995 and First Amendment thereto.

          (a) 65 - Pension Plan For Employees of ALABAMA, Amended and Restated effective as of January 1, 1989. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)69.)

          (a) 66 - Pension Plan For Employees of GEORGIA, Amended and Restated effective as of January 1, 1989. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)70.)

          (a) 67 - Pension Plan For Employees of SCS, Amended and Restated effective as of January 1, 1989. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)71.)

     *    (a)  68 - First  Amendment to the Pension Plan for  Employees
                    of SCS, effective as of January 1, 1995.

          (a)  69 - The Southern Company  Performance Pay Plan, Amended and
                    Restated   effective   January  1,  1993.   (Designated   in
                    SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)72.)

     *    (a)  70 - First  Amendment  and  Second  Amendment  to  The
                    Southern Company Performance Pay Plan.

     *    (a)  71 - Supplemental Benefit Plan for ALABAMA.

     *    (a)  72 - Supplemental Benefit Plan for GEORGIA.

     *    (a)  73 - Supplemental Benefit Plan for SCS and SEI.

          (a) 74 - The Deferred Compensation Plan for the Directors of The Southern Company. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as
                    Exhibit 10(a)76.)

     *    (a)  75 - First  Amendment  and  Second  Amendment  to  The
                    Deferred Compensation Plan for the Directors of The Southern Company.

          (a) 76 - The Southern Company Outside Directors Pension Plan. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)77.)

     *    (a)  77 - The Southern Company Deferred Compensation Plan.

          (a) 78 - The Southern Company Outside Directors Stock Plan. (Designated in Registration No. 33-54415 as Exhibit 4(c).)

     *    (a)  79 - First  Amendment  to The Southern  Company  Outside
                    Directors Stock Plan.

     *    (a) 80  - Outside  Directors  Stock Plan for  Subsidiaries of
                    The Southern Company and First Amendment thereto.

          (a) 81 - The Southern Company Executive Stock Plan for the Southern Electric System and the First Amendment thereto. (Designated in Registration No. 33-30171 as Exhibit 4(c).)

     *    (a)  82 - Second Amendment to The Southern Company  Executive
                    Stock Plan for the Southern Electric System.

         ALABAMA

          (b) 1 - Service contracts dated as of January 1, 1984 and Amendment No. 1 dated as of September 6, 1985, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN. See Exhibit 10(a)1 herein.

           (b)  2 - Interchange  contract dated October 28, 1988,  effective
                    January   1,   1989,   between   ALABAMA,   GEORGIA,   GULF,
                    MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)6 herein.

           (b) 3 - Agreement dated as of January 27, 1959, Amendment No. 1 dated as of October 27, 1982 and Amendment No. 2 dated November 4, 1993 and effective June 1, 1994, among SEGCO, ALABAMA and GEORGIA. See Exhibit 10(a)7 herein.

           (b) 4 - Amended and Restated Unit Power Sales Agreement dated February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)33 herein.

           (b)  5 - Amended and Restated  Unit Power Sales  Agreement  dated
                    May 19, 1982, Amendment No. 1, dated August 30, 1984 and Amendment No. 2, dated October 30, 1987, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)34 herein.

           (b)  6 - Unit Power Sales Agreement dated July 19, 1988,  between
                    FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)35 herein.

           (b)  7 - Amended Unit Power Sales  Agreement dated July 20, 1988,
                    between  FP&L  and  ALABAMA,   GEORGIA,  GULF,  MISSISSIPPI,
                    SAVANNAH and SCS. See Exhibit 10(a)36 herein.

           (b) 8 - Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)37 herein.

           (b) 9 - Unit Power Sales Agreement dated December 8, 1990, between Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)38 herein.

          (b)  10 - Transition  Energy  Agreement  dated December 31, 1990,
                    between  JEA  and  ALABAMA,   GEORGIA,  GULF,   MISSISSIPPI,
                    SAVANNAH and SCS. See Exhibit 10(a)39 herein.

          (b)  11 - Transition  Energy  Agreement  dated December 31, 1990,
                    between  FP&L  and  ALABAMA,   GEORGIA,  GULF,  MISSISSIPPI,
                    SAVANNAH and SCS. See Exhibit 10(a)40 herein.

          (b)  12 - Firm Power Purchase  Contract between ALABAMA and AMEA.
                    (Designated  in  Certificate  of   Notification,   File  No.
                    70-7212, as Exhibit B.)

          (b) 13 - 1991 Firm Power Purchase Contract between ALABAMA and AMEA. (Designated in Form U-1, File No. 70-7873, as Exhibit B-1.)

          (b)  14 - Purchase and Ownership  Agreement  for Joint  Ownership
                    Interest  in  the  James  H.  Miller,   Jr.  Steam  Electric
                    Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC. See Exhibit 10(a)43 herein.

          (b) 15 - Operating Agreement for Joint Ownership Interest in the James H. Miller, Jr. Steam Electric Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC. See Exhibit 10(a)44 herein.

          (b) 16 - Form of commitment agreement, Amendment No. 1 and Amendment No. 2 with respect to SOUTHERN, ALABAMA, GEORGIA and MISSISSIPPI revolving credits. See Exhibit 10(a)46 herein.

          (b) 17 - Long Term Transmission Service Agreement between Entergy Power, Inc. and ALABAMA, MISSISSIPPI and SCS. See
                    Exhibit 10(a)53 herein.

          (b) 18 - Operating Agreement for the Joseph M. Farley Nuclear Plant between ALABAMA and Southern Nuclear dated as of December 23, 1991. See Exhibit 10(a)58 herein.

      *   (b)  19 - The Southern Company Productivity Improvement Plan,
                    Amended and Restated effective January 1, 1995. See Exhibit 10(a)61 herein.

      *   (b)  20 - The  Southern  Company  Executive   Productivity
                    Improvement Plan, effective January 1, 1995. See Exhibit 10(a)62 herein.

      *   (b)  21 - The Southern Company Employee Savings Plan, Amended
                    and Restated effective July 3, 1995 and First Amendment and Second Amendment thereto. See Exhibit 10(a)63 herein.

      *   (b)  22 - The Southern Company Employee Stock Ownership Plan,
                    Amended and Restated effective April 1, 1995 and First Amendment thereto. See Exhibit 10(a)64 herein.

          (b) 23 - Pension Plan For Employees of ALABAMA, Amended and Restated effective as of January 1, 1989. See Exhibit 10(a)65 herein.

          (b) 24 - The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 1993. See Exhibit 10(a)69 herein.

      *   (b)  25 - First  Amendment  and  Second  Amendment  to  The
                    Southern Company Performance Pay Plan. See Exhibit 10(a)70 herein.

      *   (b)  26 - Supplemental  Benefit Plan for ALABAMA. See Exhibit
                    10(a)71 herein.

      *   (b)  27 - The Southern  Company Deferred  Compensation  Plan.
                    See Exhibit 10(a)77 herein.

          (b) 28 - The Southern Company Outside Directors Pension Plan. See Exhibit 10(a)76 herein.

       *  (b)  29 - Outside  Directors  Stock Plan for  Subsidiaries of
                    The  Southern  Company  and  First  Amendment  thereto.  See
                    Exhibit 10(a)80 herein.

         GEORGIA

          (c) 1 - Service contracts dated as of January 1, 1984 and Amendment No. 1 dated as of September 6, 1985, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN. See Exhibit 10(a)1 herein.

           (c)  2 - Interchange  contract dated October 28, 1988,  effective
                    January   1,   1989,   between   ALABAMA,   GEORGIA,   GULF,
                    MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)6 herein.

           (c) 3 - Agreement dated as of January 27, 1959, Amendment No. 1 dated as of October 27, 1982 and Amendment No. 2 dated November 4, 1993 and effective June 1, 1994, among SEGCO, ALABAMA and GEORGIA. See Exhibit 10(a)7 herein.

           (c) 4 - Joint Committee Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)8 herein.

           (c) 5 - Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement dated as of January 6, 1975, between GEORGIA and OPC. See Exhibit 10(a)9 herein.

           (c) 6 - Edwin I. Hatch Nuclear Plant Operating Agreement dated as of January 6, 1975, between GEORGIA and OPC. See Exhibit 10(a)10 herein.

           (c) 7 - Revised and Restated Integrated Transmission System Agreement dated as of November 12, 1990, between GEORGIA and OPC. See Exhibit 10(a)11 herein.

           (c) 8 - Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of March 26, 1976, between GEORGIA and OPC. See Exhibit 10(a)12 herein.

           (c)  9 - Plant Hal Wansley Operating  Agreement dated as of March
                    26, 1976, between GEORGIA and OPC. See Exhibit 10(a)13 herein.

           (c) 10 - Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. See Exhibit 10(a)14 herein.

           (c) 11 - Edwin I. Hatch Nuclear Plant Operating Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. See
                    Exhibit 10(a)15 herein.

           (c) 12 - Alvin W. Vogtle Nuclear Units Number One and Two Purchase and Ownership Participation Agreement dated as of August 27, 1976 and Amendment No. 1 dated as of January 18, 1977, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)16 herein.

         (c)  13 -  Alvin  W.  Vogtle  Nuclear  Units  Number  One and Two
                    Operating Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)17 herein.

         (c)  14 -  Alvin  W.  Vogtle  Nuclear  Units  Number  One and Two
                    Purchase, Amendment, Assignment and Assumption Agreement dated as of November 16, 1983, between GEORGIA and MEAG. See
                    Exhibit 10(a)18 herein.

          (c) 15 - Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA and MEAG. See Exhibit 10(a)19 herein.

          (c) 16 - Plant Hal Wansley Operating Agreement dated as of August 27, 1976, between GEORGIA and MEAG. See Exhibit 10(a)20 herein.

          (c) 17 - Integrated Transmission System Agreement dated as of August 27, 1976, between GEORGIA and Dalton. See Exhibit 10(a)21 herein.

          (c) 18 - Integrated Transmission System Agreement dated as of August 27, 1976, between GEORGIA and MEAG. See Exhibit 10(a)22 herein.

          (c) 19 - Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of April 19, 1977, between GEORGIA and Dalton. See Exhibit 10(a)23 herein.

          (c)  20 - Plant Hal Wansley Operating Agreement dated as of April
                    19, 1977, between GEORGIA and Dalton. See Exhibit 10(a)24 herein.

          (c) 21 - Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 30, 1985, Amendment No. 2 dated as of July 1, 1986, Amendment No. 3 dated as of August 1, 1988 and Amendment No. 4 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton. See
                    Exhibit 10(a)25 herein.

          (c) 22 - Plant Robert W. Scherer Units Number One and Two Operating Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 3, 1985 and Amendment No. 2 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)26 herein.

          (c) 23 - Plant Robert W. Scherer Purchase, Sale and Option Agreement dated as of May 15, 1980, between GEORGIA and MEAG. See Exhibit 10(a)27 herein.

          (c) 24 - Plant Robert W. Scherer Purchase and Sale Agreement dated as of May 16, 1980, between GEORGIA and Dalton. See
                    Exhibit 10(a)28 herein.

          (c) 25 - Plant Robert W. Scherer Unit Number Three Purchase and Ownership Participation Agreement dated as of March 1, 1984, Amendment No. 1 dated as of July 1, 1986 and Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. See
                    Exhibit 10(a)29 herein.

          (c) 26 - Plant Robert W. Scherer Unit Number Three Operating Agreement dated as of March 1, 1984, between GEORGIA and GULF. See Exhibit 10(a)30 herein.

          (c) 27 - Plant Robert W. Scherer Unit No. Four Amended and Restated Purchase and Ownership Participation Agreement by and among GEORGIA, FP&L and JEA dated as of December 31, 1990 and Amendment No. 1 dated as of June 15, 1994. See
                    Exhibit 10(a)31 herein.

         (c)  28 -  Plant  Robert  W.  Scherer  Unit  No.  Four  Operating
                    Agreement by and among GEORGIA, FP&L and JEA dated as of December 31, 1990 and Amendment No. 1 dated as of June 15, 1994. See Exhibit 10(a)32 herein.

          (c) 29 - Amended and Restated Unit Power Sales Agreement dated February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)33 herein.

          (c)  30 - Amended and Restated Unit Power Sales  Agreement  dated
                    May 19, 1982, Amendment No. 1, dated August 30, 1984 and Amendment No. 2 dated October 30, 1987, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)34 herein.

          (c)  31 - Unit Power Sales Agreement dated July 19, 1988, between
                    FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)35 herein.

          (c)  32 - Amended Unit Power Sales Agreement dated July 20, 1988,
                    between  FP&L  and  ALABAMA,   GEORGIA,  GULF,  MISSISSIPPI,
                    SAVANNAH and SCS. See Exhibit 10(a)36 herein.

          (c) 33 - Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)37 herein.

          (c) 34 - Unit Power Sales Agreement dated December 8, 1990, between Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)38 herein.

          (c) 35 - Power Purchase Agreement dated as of December 3, 1993 between GEORGIA and FPC. See Exhibit 10(a)57 herein.

          (c)  36 - Transition  Energy  Agreement  dated December 31, 1990,
                    between  JEA  and  ALABAMA,   GEORGIA,  GULF,   MISSISSIPPI,
                    SAVANNAH and SCS. See Exhibit 10(a)39 herein.

          (c)  37 - Transition  Energy  Agreement  dated December 31, 1990,
                    between  FP&L  and  ALABAMA,   GEORGIA,  GULF,  MISSISSIPPI,
                    SAVANNAH and SCS. See Exhibit 10(a)40 herein.

          (c) 38 - Rocky Mountain Pumped Storage Hydroelectric Project Ownership Participation Agreement dated November 18, 1988, between OPC and GEORGIA. See Exhibit 10(a)41 herein.

          (c) 39 - Rocky Mountain Pumped Storage Hydroelectric Project Operating Agreement dated November 18, 1988, between OPC and GEORGIA. See Exhibit 10(a)42 herein.

          (c) 40 - Form of commitment agreement, Amendment No. 1 and Amendment No. 2 with respect to SOUTHERN, ALABAMA, GEORGIA and MISSISSIPPI revolving credits. See Exhibit 10(a)46 herein.

          (c) 41 - Block Power Sale Agreement between GEORGIA and OPC dated as of November 12, 1990. See Exhibit 10(a)47 herein.

          (c) 42 - Coordination Services Agreement between GEORGIA and OPC dated as of November 12, 1990. See Exhibit 10(a)48 herein.

          (c) 43 - Amended and Restated Nuclear Managing Board Agreement for Plant Hatch and Plant Vogtle among GEORGIA, OPC, MEAG and Dalton dated as of July 1, 1993. See Exhibit 10(a)49 herein.

          (c) 44 - Integrated Transmission System Agreement, Power Sale and Coordination Umbrella Agreement between GEORGIA and OPC dated as of November 12, 1990. See Exhibit 10(a)50 herein.

          (c) 45 - Revised and Restated Integrated Transmission System Agreement between GEORGIA and Dalton dated as of December 7, 1990. See Exhibit 10(a)51 herein.

          (c) 46 - Revised and Restated Integrated Transmission System Agreement between GEORGIA and MEAG dated as of December 7, 1990. See Exhibit 10(a)52 herein.

          (c) 47 - Plant Scherer Managing Board Agreement dated as of December 31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF, FP&L and JEA. See Exhibit 10(a)54 herein.

          (c)  48 - Plant  McIntosh   Combustion   Turbine  Purchase  and
                    Ownership   Participation   Agreement  between  GEORGIA  and
                    SAVANNAH dated as of December 15, 1992. See Exhibit 10(a)55 herein.

          (c) 49 - Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See Exhibit 10(a)56 herein.

          (c) 50 - Certificate of Limited Partnership of Georgia Power Capital. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit B.)

          (c)  51 - Amended and Restated  Agreement of Limited  Partnership
                    of Georgia  Power  Capital,  dated as of  December  1, 1994.
                    (Designated  in  Certificate  of   Notification,   File  No.
                    70-8461, as Exhibit C.)

          (c) 52 - Action of General Partner of Georgia Power Capital creating the Series A Preferred Securities. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit D.)

          (c) 53 - Guarantee Agreement of GEORGIA dated as of December 1, 1994, for the benefit of the holders from time to time of the Series A Preferred Securities. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit G.)

          (c) 54 - Nuclear Services Agreement between Southern Nuclear and GEORGIA dated as of October 31, 1991. See Exhibit 10(a)59 herein.

          (c)  55 - Nuclear  Managing Board Agreement  among GEORGIA,  OPC,
                    MEAG and Dalton dated as of November 12, 1990. See Exhibit 10(a)60 herein.

      *   (c)  56 - The Southern Company Productivity Improvement Plan,
                    Amended and Restated effective January 1, 1995. See Exhibit 10(a)61 herein.

      *   (c)  57 - The  Southern  Company  Executive   Productivity
                    Improvement Plan, effective January 1, 1995. See Exhibit 10(a)62 herein.

      *   (c)  58 - The Southern Company Employee Savings Plan, Amended
                    and Restated effective July 3, 1995 and First Amendment and Second Amendment thereto. See Exhibit 10(a)63 herein.

       *  (c)  59 - The Southern Company Employee Stock Ownership Plan,
                    Amended and Restated effective April 1, 1995 and First Amendment thereto. See Exhibit 10(a)64 herein.

          (c) 60 - Pension Plan For Employees of GEORGIA, Amended and Restated effective as of January 1, 1989. See Exhibit 10(a)66 herein.

          (c) 61 - The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 1993. See Exhibit 10(a)69 herein.

       *  (c)  62 - First  Amendment  and  Second  Amendment  to  The
                    Southern Company Performance Pay Plan. See Exhibit 10(a)70 herein.

       *  (c)  63 - Supplemental  Benefit Plan for GEORGIA. See Exhibit
                    10(a)72 herein.

       *  (c)  64 - The Southern  Company Deferred  Compensation  Plan.
                    See Exhibit 10(a)77 herein.

          (c) 65 - The Southern Company Outside Directors Pension Plan. See Exhibit 10(a)76 herein.

       *  (c)  66 - Outside  Directors  Stock Plan for  Subsidiaries of
                    The  Southern  Company  and  First  Amendment  thereto.  See
                    Exhibit 10(a)80 herein.

         GULF

           (d) 1 - Service contracts dated as of January 1, 1984 and Amendment No. 1 dated as of September 6, 1985, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN. See Exhibit 10(a)1 herein.

           (d)  2 - Interchange  contract dated October 28, 1988,  effective
                    January   1,   1989,   between   ALABAMA,   GEORGIA,   GULF,
                    MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)6 herein.

           (d) 3 - Plant Robert W. Scherer Unit Number Three Purchase and Ownership Participation Agreement dated as of March 1, 1984, Amendment No. 1 dated as of July 1, 1986 and Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. See
                    Exhibit 10(a)29 herein.

           (d) 4 - Plant Robert W. Scherer Unit Number Three Operating Agreement dated as of March 1, 1984, between GEORGIA and GULF. See Exhibit 10(a)30 herein.

           (d) 5 - Plant Scherer Managing Board Agreement dated as of December 31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF, FP&L and JEA. See Exhibit 10(a)54 herein.

           (d) 6 - Amended and Restated Unit Power Sales Agreement dated February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)33 herein.

           (d)  7 - Amended and Restated  Unit Power Sales  Agreement  dated
                    May 19, 1982, Amendment No. 1 dated August 30, 1984 and Amendment No. 2 dated October 30, 1987, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)34 herein.

           (d)  8 - Unit Power Sales Agreement dated July 19, 1988,  between
                    FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)35 herein.

           (d)  9 - Amended Unit Power Sales  Agreement dated July 20, 1988,
                    between  FP&L  and  ALABAMA,   GEORGIA,  GULF,  MISSISSIPPI,
                    SAVANNAH and SCS. See Exhibit 10(a)36 herein.

           (d) 10 - Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)37 herein.

           (d) 11 - Agreement between GULF and AEC, effective August 1, 1985. (Designated in GULF's Form 10-K for the year ended December 31, 1985, File No. 0-2429, as Exhibit 10(g).)

           (d) 12 - Unit Power Sales Agreement dated December 8, 1990, between Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)38 herein.

           (d) 13 - Transition  Energy  Agreement  dated December 31, 1990,
                    between  JEA  and  ALABAMA,   GEORGIA,  GULF,   MISSISSIPPI,
                    SAVANNAH and SCS. See Exhibit 10(a)39 herein.

           (d) 14 - Transition  Energy  Agreement  dated December 31, 1990,
                    between  FP&L  and  ALABAMA,   GEORGIA,  GULF,  MISSISSIPPI,
                    SAVANNAH and SCS. See Exhibit 10(a)40 herein.

      *    (d) 15 - The Southern Company Productivity Improvement Plan,
                    Amended and Restated effective January 1, 1995. See Exhibit 10(a)61 herein.

      *    (d) 16 - The  Southern  Company  Executive   Productivity
                    Improvement Plan, effective January 1, 1995. See Exhibit 10(a)62 herein.

      *    (d) 17 - The Southern Company Employee Savings Plan, Amended
                    and Restated effective July 3, 1995 and First Amendment and Second Amendment thereto. See Exhibit 10(a)63 herein.

      *    (d) 18 - The Southern Company Employee Stock Ownership Plan,
                    Amended and Restated effective April 1, 1995 and First Amendment thereto. See Exhibit 10(a)64 herein.

           (d) 19 - Pension Plan For Employees of GULF, Amended and Restated effective as of January 1, 1989. (Designated in GULF's Form 10-K for the year ended December 31, 1994, File No. 0-2429, as Exhibit 10(d)18.)

           (d) 20 - The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 1993. See Exhibit 10(a)69 herein.

      *    (d) 21 - First  Amendment  and  Second  Amendment  to  The
                    Southern Company Performance Pay Plan. See Exhibit 10(a)70 herein.

      *    (d) 22 - Supplemental Benefit Plan for GULF.

      *    (d) 23 - The Southern  Company Deferred  Compensation  Plan.
                    See Exhibit 10(a)77 herein.

           (d) 24 - The Southern Company Outside Directors Pension Plan. See Exhibit 10(a)76 herein.

      *    (d) 25 - Outside  Directors  Stock Plan for  Subsidiaries of
                    The  Southern  Company  and  First  Amendment  thereto.  See
                    Exhibit 10(a)80 herein.

         MISSISSIPPI

          (e) 1 - Service contracts dated as of January 1, 1984 and Amendment No. 1 dated September 6, 1985, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN. See
                    Exhibit 10(a)1 herein.

          (e)  2 -  Interchange  contract dated October 28, 1988,  effective
                    January   1,   1989,   between   ALABAMA,   GEORGIA,   GULF,
                    MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)6 herein.

          (e) 3 - Amended and Restated Unit Power Sales Agreement dated February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)33 herein.

          (e)  4  - Amended and Restated  Unit Power Sales  Agreement  dated
                    May 19, 1982, Amendment No. 1 dated August 30, 1984, and Amendment No. 2 dated October 30, 1987, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)34 herein.

          (e)  5  - Unit Power Sales Agreement dated July 19, 1988,  between
                    FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)35 herein.

          (e)  6  - Amended Unit Power Sales  Agreement dated July 20, 1988,
                    between  FP&L  and  ALABAMA,   GEORGIA,  GULF,  MISSISSIPPI,
                    SAVANNAH and SCS. See Exhibit 10(a)36 herein.

          (e) 7 - Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)37 herein.

          (e) 8 - Unit Power Sales Agreement dated December 8, 1990, between Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)38 herein.

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

          (e) 13 - Long Term Transmission Service Agreement between Entergy Power, Inc. and ALABAMA MISSISSIPPI and SCS. See
                    Exhibit 10(a)53 herein.

       *  (e)  14 - The Southern Company Productivity Improvement Plan,
                    Amended and Restated effective January 1, 1995. See Exhibit 10(a)61 herein.

       *  (e)  15 - The  Southern  Company  Executive   Productivity
                    Improvement Plan, effective January 1, 1995. See Exhibit 10(a)62 herein.

       *  (e)  16 - The Southern Company Employee Savings Plan, Amended
                    and Restated effective July 3, 1995 and First Amendment and Second Amendment thereto. See Exhibit 10(a)63 herein.

       *  (e)  17 - The Southern Company Employee Stock Ownership Plan,
                    Amended and Restated effective April 1, 1995 and First Amendment thereto. See Exhibit 10(a)64 herein.

          (e) 18 - Pension Plan For Employees of MISSISSIPPI, Amended and Restated effective as of January 1, 1989. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1994, File No. 0-6849, as Exhibit 10(e)18.)

          (e) 19 - The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 1993. See Exhibit 10(a)69 herein.

       *  (e)  20 - First  Amendment  and  Second  Amendment  to  The
                    Southern Company Performance Pay Plan. See Exhibit 10(a)70 herein.

       *  (e)  21 - Supplemental Benefit Plan for MISSISSIPPI.

       *  (e)  22 - The Southern  Company Deferred  Compensation  Plan.
                    See Exhibit 10(a)77 herein.

          (e) 23 - The Southern Company Outside Directors Pension Plan. See Exhibit 10(a)76 herein.

       *  (e)  24 - Outside  Directors  Stock Plan for  Subsidiaries of
                    The  Southern  Company  and  First  Amendment  thereto.  See
                    Exhibit 10(a)80 herein.

         SAVANNAH

           (f) 1 - Service contract dated as of March 3, 1988, between SCS and SAVANNAH. See Exhibit 10(a)3 herein.

           (f)  2 - Interchange  contract dated October 28, 1988,  effective
                    January   1,   1989,   between   ALABAMA,   GEORGIA,   GULF,
                    MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)6 herein.

           (f)  3 - Unit Power Sales Agreement dated July 19, 1988,  between
                    FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)35 herein.

           (f)  4 - Amended Unit Power Sales  Agreement dated July 20, 1988,
                    between  FP&L  and  ALABAMA,   GEORGIA,  GULF,  MISSISSIPPI,
                    SAVANNAH and SCS. See Exhibit 10(a)36 herein.

           (f) 5 - Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)37 herein.

           (f) 6 - Unit Power Sales Agreement dated December 8, 1990, between Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)38 herein.

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

           (f) 9 - Plant McIntosh Combustion Turbine Purchase and Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See Exhibit 10(a)55 herein.

           (f) 10 - Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated December 15, 1992. See
                    Exhibit 10(a)56 herein.

       *   (f) 11 - The Southern Company Productivity Improvement Plan,
                    Amended and Restated effective January 1, 1995. See Exhibit 10(a)61 herein.

       *   (f) 12 - The  Southern  Company  Executive   Productivity
                    Improvement Plan, effective January 1, 1995. See Exhibit 10(a)62 herein.

       *   (f) 13 - The Southern Company Employee Savings Plan, Amended
                    and Restated effective July 3, 1995 and First Amendment and Second Amendment thereto. See Exhibit 10(a)63 herein.

       *   (f) 14 - The Southern Company Employee Stock Ownership Plan,
                    Amended and Restated effective April 1, 1995 and First Amendment thereto. See Exhibit 10(a)64 herein.

           (f) 15 - Employees'  Retirement  Plan of  SAVANNAH,  Amended and
                    Restated   effective   January  1,  1989.   (Designated   in
                    SAVANNAH's Form 10-K for the year ended December 31, 1994, File No. 1-5072, as Exhibit 10(f)15.)

       *   (f) 16 - First  Amendment to the Employees'  Retirement Plan
                    of SAVANNAH.

       *   (f) 17 - Supplemental Executive Retirement Plan of SAVANNAH,
                    Amended and Restated effective January 1, 1996.

           (f) 18 - Deferred Compensation Plan for Key Employees of SAVANNAH. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1994, File No. 1-5072, as Exhibit 10(f)17.)

       *   (f) 19 - First Amendment to the Deferred  Compensation  Plan
                    for Key Employees of SAVANNAH.

           (f) 20 - The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 1993. See Exhibit 10(a)69 herein.

       *   (f) 21 - First  Amendment  and  Second  Amendment  to  The
                    Southern Company Performance Pay Plan. See Exhibit 10(a)70 herein.

           (f) 22 - The Southern Company Outside Directors Pension Plan. See Exhibit 10(a)76 herein.

           (f) 23 - Deferred Compensation Plan for Directors of SAVANNAH. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1994, File No. 1-5072, as Exhibit 10(f)20.)

       *   (f) 24 - Outside  Directors  Stock Plan for  Subsidiaries of
                    The  Southern  Company  and  First  Amendment  thereto.  See
                    Exhibit 10(a)80 herein.

(21)     *Subsidiaries of Registrants - Contained herein at page IV-5.

(23)     Consents of Experts and Counsel

         SOUTHERN

         *    (a) - The consent of Arthur Andersen LLP is contained herein at page IV-6.

         ALABAMA

         *    (b) - The consent of Arthur Andersen LLP is contained herein at page IV-7.

         GEORGIA

         *    (c) - The consent of Arthur Andersen LLP is contained herein at page IV-8.

         GULF

         *    (d) - The consent of Arthur Andersen LLP is contained herein at page IV-9.

         MISSISSIPPI

         *    (e) - The consent of Arthur Andersen LLP is contained herein at page IV-10.

         SAVANNAH

         *    (f) - The consent of Arthur Andersen LLP is contained herein at page IV-11.

(24)     Powers of Attorney and Resolutions

         SOUTHERN

         *    (a) - Power of Attorney and resolution.

         ALABAMA

         *    (b) - Power of Attorney and resolution.

         GEORGIA

         *    (c) - Power of Attorney and resolution.

         GULF

         *    (d) - Power of Attorney and resolution.

         MISSISSIPPI

         *    (e) - Power of Attorney and resolution.

         SAVANNAH

         *    (f) - Power of Attorney and resolution.

(27)     Financial Data Schedule

         SOUTHERN

             (a)  - Financial  Data  Schedule.  (Designated  in Form 8-K dated
                    February 21, 1996, File No. 1-3526, as Exhibit 27.)

         ALABAMA

             (b)  - Financial  Data  Schedule.  (Designated  in Form 8-K dated
                    February 21, 1996, File No. 1-3164, as Exhibit 27.)

         GEORGIA

             (c)  - Financial  Data  Schedule.  (Designated  in Form 8-K dated
                    February 21, 1996, File No. 1-6468, as Exhibit 27.)

         GULF

             (d)  - Financial  Data  Schedule.  (Designated  in Form 8-K dated
                    February 21, 1996, File No. 0-2429, as Exhibit 27.)

         MISSISSIPPI

             (e)  - Financial  Data  Schedule.  (Designated  in Form 8-K dated
                    February 21, 1996, File No. 0-6849, as Exhibit 27.)

         SAVANNAH

             (f)  - Financial  Data  Schedule.  (Designated  in Form 8-K dated
                    February 21, 1996, File No. 1-5072, as Exhibit 27.)