Form 10-Q
period 1996-03-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1996-05-14
CIK 92122, 3153, 41091, 44545, 66904, 86940

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1996
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                                        Description of               Shares Outstanding
Registrant                              Common Stock                  at April 30, 1996
The Southern Company                    Par Value $5 Per Share            670,706,372
Alabama Power Company                   Par Value $40 Per Share             5,608,955
Georgia Power Company                   No Par Value                        7,761,500
Gulf Power Company                      No Par Value                          992,717
Mississippi Power Company               Without Par Value                   1,121,000
Savannah Electric and Power Company     Par Value $5 Per Share             10,844,635

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


                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1996
                                                                                                                              Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4

                                                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) and
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Statements of Income.....................................................................            6
                Condensed Statements of Cash Flows.................................................................            7
                Condensed Balance Sheets...........................................................................            8
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           10
             Alabama Power Company
                Condensed Statements of Income.....................................................................           15
                Condensed Statements of Cash Flows.................................................................           16
                Condensed Balance Sheets...........................................................................           17
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           19
                Exhibit 1 - Report of Independent Public Accountants...............................................           22
             Georgia Power Company
                Condensed Statements of Income.....................................................................           24
                Condensed Statements of Cash Flows.................................................................           25
                Condensed Balance Sheets...........................................................................           26
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           28
                Exhibit 1 - Report of Independent Public Accountants...............................................           31
             Gulf Power Company
                Condensed Statements of Income.....................................................................           33
                Condensed Statements of Cash Flows.................................................................           34
                Condensed Balance Sheets...........................................................................           35
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           37
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           41
                Condensed Statements of Cash Flows.................................................................           42
                Condensed Balance Sheets...........................................................................           43
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           45
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           49
                Condensed Statements of Cash Flows.................................................................           50
                Condensed Balance Sheets...........................................................................           51
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           53
             Notes to the Condensed Financial Statements...........................................................           56

                                                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................................           60
Item 2.  Changes in Securities..................................................................................... Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           60
         Signatures ...............................................................................................           61


                                   DEFINITIONS


TERM                                        MEANING

ALABAMA...........................Alabama Power Company
Clean Air Act ....................Clean Air Act Amendments of 1990
ECO Plan..........................Environmental Compliance Overview Plan
Energy Act........................Energy Policy Act of 1992
EWG...............................Exempt wholesale generator
FASB..............................Financial Accounting Standards Board
FERC..............................Federal Energy Regulatory Commission
Form 10-K.........................Combined Annual Report on Form 10-K of
                                  SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                  December 31, 1995
FUCO..............................Foreign utility company
GEORGIA...........................Georgia Power Company
GULF..............................Gulf Power Company
MEAG..............................Municipal Electric Authority of Georgia
MISSISSIPPI.......................Mississippi Power Company
OPC...............................Oglethorpe Power Corporation
PEP...............................Performance Evaluation Plan
PSC...............................Public Service Commission
SAVANNAH..........................Savannah Electric and Power Company
SEC...............................Securities and Exchange Commission
SEI...............................Southern Electric International, Inc.
SOUTHERN..........................The Southern Company
SWEB..............................South Western Electricity plc (United Kingdom)
TVA...............................Tennessee Valley Authority

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                  For the Three Months
                                                                      Ended March 31,
                                                                  1996             1995
OPERATING REVENUES                                           $   2,415,618    $   1,929,043
                                                             --------------   --------------
OPERATING EXPENSES:
Operation--
     Fuel                                                          502,628          449,782
     Purchased power                                               271,497           58,538
     Other                                                         424,578          360,013
Maintenance                                                        186,377          159,412
Depreciation and amortization                                      244,846          212,322
Amortization of deferred Plant Vogtle costs (Note J)                33,759           28,157
Taxes other than income taxes                                      168,645          123,448
Income taxes                                                       165,951          151,992
                                                             --------------   --------------
Total operating expenses                                         1,998,281        1,543,664
                                                             --------------   --------------
OPERATING INCOME                                                   417,337          385,379
OTHER INCOME:
Allowance for equity funds used during construction                    860            3,119
Interest income                                                     15,727            7,902
Other, net                                                           7,724          (13,491)
Income taxes applicable to other income                              2,188           11,680
                                                             --------------   --------------
INCOME BEFORE INTEREST CHARGES                                     443,836          394,589
                                                             --------------   --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                         139,768          136,398
Allowance for debt funds used during construction                   (5,311)          (5,848)
Interest on notes payable                                           22,547           13,598
Amortization of debt discount, premium and expense, net             12,975            8,119
Other interest charges                                              20,045           10,324
Minority interest in subsidiaries                                     (556)           3,206
Preferred dividends of subsidiary companies                         21,493           22,450
                                                             --------------   --------------
Net interest charges and other, net                                210,961          188,247
                                                             --------------   --------------

CONSOLIDATED NET INCOME                                      $     232,875    $     206,342
                                                             ==============   ==============


AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING (Thousands)                          670,105          661,393

EARNINGS PER SHARE OF COMMON STOCK                                   $0.35            $0.31

CASH DIVIDENDS PAID PER SHARE
     OF COMMON STOCK                                                $0.315           $0.305


The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                         For the Three Months
                                                                            Ended March 31,
                                                                       1996                1995
OPERATING ACTIVITIES:
Consolidated net income                                            $    232,875        $  206,342
Adjustments to reconcile net cash provided by
     operating activities--
         Depreciation and amortization                                  301,320           270,448
         Deferred income taxes and investment tax credits                18,918            22,208
         Allowance for equity funds used during construction               (860)           (3,119)
         Amortization of deferred Plant Vogtle costs (Note J)            33,759            28,157
         Gain on asset sales                                            (11,072)             (115)
         Other, net                                                      20,947            21,455
         Changes in certain current assets and liabilities--
            Receivables, net                                            130,802           161,465
            Fossil fuel stock                                            25,113           (47,537)
            Materials and supplies                                       11,486             9,418
            Prepayments                                                 (45,250)          (45,925)
            Payables                                                   (126,490)         (189,441)
            Customer deposits                                           (85,141)            1,651
            Other                                                      (105,052)           60,128
                                                                   -------------       -----------
Net cash provided from operating activities                             401,355           495,135
                                                                   -------------       -----------
INVESTING ACTIVITIES:
Gross property additions                                               (306,470)         (312,714)
Sales of property                                                         1,800                 -
Other                                                                   (74,155)          (70,085)
                                                                   -------------       -----------
Net cash used for investing activities                                 (378,825)         (382,799)
                                                                   -------------       -----------
FINANCING ACTIVITIES:
Proceeds--
     Common stock                                                        18,530           180,273
     Preferred securities                                                97,000                 -
     First mortgage bonds                                                40,000                 -
     Pollution control bonds                                             21,200                 -
     Other long-term debt                                               279,147            28,745
Retirements--
     Preferred stock                                                          -            (1,000)
     First mortgage bonds                                              (239,127)           (1,350)
     Pollution control bonds                                             (6,800)              (70)
     Other long-term debt                                            (1,074,005)          (52,653)
Notes payable, net                                                      618,850           (95,834)
Payment of common stock dividends                                      (211,081)         (201,866)
Miscellaneous                                                           (26,770)            4,666
                                                                   -------------       -----------
Net cash used for financing activities                                 (483,056)         (139,089)
                                                                   -------------       -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                (460,526)          (26,753)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        772,340           139,309
                                                                   -------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    311,814        $  112,556
                                                                   =============       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                          $    199,455        $  161,369
     Income taxes                                                        56,321             8,827


The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                           At March 31,
                                                                              1996              At December 31,
                                                                           (Unaudited)               1995
                                                                           ------------         ---------------
UTILITY PLANT:
Plant in service                                                         $   32,258,223        $   31,878,166
Less accumulated provision for depreciation                                  10,300,678            10,067,081
                                                                         ---------------       ---------------
                                                                             21,957,545            21,811,085
Nuclear fuel, at amortized cost                                                 211,747               225,386
Construction work in progress                                                   833,939               989,808
                                                                         ---------------       ---------------
Total                                                                        23,003,231            23,026,279
                                                                         ---------------       ---------------

OTHER PROPERTY AND INVESTMENTS:
Argentine operating concession, being amortized                                 427,241               431,212
Goodwill                                                                        303,300               343,897
Nuclear decommissioning trusts                                                  231,633               200,641
Miscellaneous                                                                   329,367               317,103
                                                                         ---------------       ---------------
Total                                                                         1,291,541             1,292,853
                                                                         ---------------       ---------------

CURRENT ASSETS:
Cash and cash equivalents                                                       311,814               772,340
Special deposits                                                                 21,291               156,114
Receivables, less accumulated provisions for uncollectible accounts
          of $34,628 at March 31, 1996 and $37,119 at December 31, 1995       1,223,526             1,362,912
Fossil fuel stock, at average cost                                              301,556               326,669
Materials and supplies, at average cost                                         540,060               551,546
Prepayments                                                                     311,529               265,988
Vacation pay deferred                                                            78,618                74,135
                                                                         ---------------       ---------------
Total                                                                         2,788,394             3,509,704
                                                                         ---------------       ---------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                      1,368,170             1,386,116
Deferred Plant Vogtle costs (Note J)                                            273,879               307,638
Debt expense, being amortized                                                    68,052                68,539
Premium on reacquired debt, being amortized                                     284,747               294,825
Miscellaneous                                                                   638,024               636,327
                                                                         ---------------       ---------------
Total                                                                         2,632,872             2,693,445
                                                                         ---------------       ---------------

TOTAL ASSETS                                                             $   29,716,038        $   30,522,281
                                                                         ===============       ===============


The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                           CONDENSED BALANCE SHEETS
                                       (Stated in Thousands of Dollars)

                                        CAPITALIZATION AND LIABILITIES

                                                                          At March 31,
                                                                              1996            At December 31,
                                                                           (Unaudited)             1995
                                                                         ----------------    ----------------
CAPITALIZATION:
Common stock, par value $5 per share -
     Authorized -- 1 billion shares;
     Outstanding -- March 31, 1996: 670,299,642 shares
                 -- December 31, 1995: 669,542,914 shares                $  3,351,498        $  3,347,715
Paid-in capital                                                             1,915,094           1,940,823
Retained earnings                                                           3,504,507           3,483,624
                                                                         -------------       -------------
                                                                            8,771,099           8,772,162
Preferred stock of subsidiaries                                             1,332,203           1,332,203
Subsidiary obligated mandatorily redeemable preferred securities              197,000             100,000
Long-term debt                                                              7,545,346           8,274,012
                                                                         -------------       -------------
Total                                                                      17,845,648          18,478,377
                                                                         -------------       -------------

CURRENT LIABILITIES:
Long-term debt due within one year                                            100,112             508,572
Notes payable                                                               2,288,588           1,669,738
Accounts payable                                                              592,797             785,490
Customer deposits                                                             131,503             216,644
Taxes accrued--
     Income taxes                                                             127,290              92,684
     Other                                                                    127,135             178,807
Interest accrued                                                              170,937             199,112
Vacation pay accrued                                                          103,871              99,678
Miscellaneous                                                                 463,141             530,461
                                                                         -------------       -------------
Total                                                                       4,105,374           4,281,186
                                                                         -------------       -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                           4,620,303           4,611,081
Deferred credits related to income taxes                                      922,073             935,611
Accumulated deferred investment tax credits                                   812,216             820,127
Minority interest in subsidiaries                                             229,009             230,500
Prepaid capacity revenues                                                     129,228             131,186
Department of Energy assessments                                               86,113              86,113
Disallowed Plant Vogtle capacity buyback costs                                 58,038              58,514
Storm damage reserves                                                          33,323              30,777
Miscellaneous                                                                 874,713             858,809
                                                                         -------------       -------------
Total                                                                       7,765,016           7,762,718
                                                                         -------------       -------------

TOTAL CAPITALIZATION AND LIABILITIES                                     $ 29,716,038        $ 30,522,281
                                                                         =============       =============


The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1996 vs. FIRST QUARTER 1995


RESULTS OF OPERATIONS

Earnings

SOUTHERN's consolidated net income for the first quarter of 1996 was $233 million ($0.35 per share), compared to $206 million ($0.31 per share) for the same quarter of 1995, representing a 12.9% increase. Colder-than-normal weather during the first three months of 1996 increased the demand for electricity by residential and commercial customers which positively affected earnings of the core business. Compared to the first quarter of 1995, core business earnings increased 6.9% or $14 million. The performance of the non-core portion of the business (primarily resulting from the acquisition of SWEB in the third quarter of 1995) also contributed to the improvement in 1996 earnings. (Reference is made to Note 14 of SOUTHERN's financial statements in Item 8 of the Form 10-K for additional information regarding the acquisition of SWEB.)

     SOUTHERN's core business is its five electric utility operating companies, which provide electric service in four Southeastern states. The non-core portion of the business is primarily represented by SEI, which owns and manages international and domestic businesses for SOUTHERN. Businesses acquired by SEI have been included in the consolidated statements of income since the date of acquisition. Certain changes in operating revenues and expenses from the prior period are the result of such acquisitions.

     Significant income statement items appropriate for discussion include the following:

                                                     Increase (Decrease)
                                             -----------------------------------
                                             (in thousands)              %
Operating revenues...........................   $486,575                25.2
Fuel expense.................................     52,846                11.7
Purchased power expense......................    212,959               363.8
Maintenance expense..........................     26,965                16.9
Depreciation and amortization expense........     32,524                15.3
Taxes other than income taxes................     45,197                36.6
Interest on long-term debt...................      3,370                 2.5
Interest on notes payable....................      8,949                65.8


     Operating revenues. The increase in operating revenues of the core business was influenced most heavily by an increase in the amount of retail energy sold. For the first three months of 1996, total retail kilowatt-hour sales increased 8.0% over the same period of 1995. Retail revenues, excluding those revenues which represent the pass-through of fuel expense and certain other expenses and do not affect income, increased $69 million. Residential, commercial and industrial energy sales increased 13.0%, 10.4% and 3.0%, respectively, primarily due to colder temperatures and an increase in the number of customers served. Weather was also a factor in increased wholesale energy sales, which were up 28.5% compared to the corresponding period of 1995. However, capacity revenues from off-system sales were down $17 million primarily due to the scheduled decline in megawatts of capacity under long-term contracts compared to the first quarter of 1995.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. Fuel expense in the core business rose 10.9% or $48 million compared to the same period of 1995 primarily due to higher generation necessary to meet the increased demand for electricity, partially offset by a slightly lower average cost of fuel.

     Purchased power expense. The substantial increase in purchased power expense is attributable to non-core operations, specifically, SWEB's operations. (SWEB's main business is the distribution of electricity. It must purchase essentially all of its power.) Purchased power expense increased only 4.9% or $2 million in the core business.

     Maintenance expense. Maintenance expense related to the core business increased $12 million or 7.6% compared to the first quarter of 1995 due to the timing of scheduled maintenance performed on generating units.

     Depreciation and amortization expense. Depreciation and amortization expense in the core business increased $17 million or 8.3% compared to the same period of 1995 mainly due to accelerated depreciation of generating plants and additional plant investment.

     Taxes other than income taxes. For the first three months of 1996, taxes other than income taxes associated with the core business increased $10 million, a 7.9% increase, compared to the same quarter of 1995 primarily due to higher municipal and county franchise taxes resulting from increased sales.

     Interest on long-term debt. The increase in interest on long-term debt is attributable to non-core business activities. In the first quarter of 1996, interest on long-term debt in the core business decreased $29 million (23.2%) compared to the corresponding period of 1995 reflecting the redemption and refinancing of long-term debt by the operating companies.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment, with non-core business becoming more significant.

     With respect to non-core activities, SOUTHERN received, in April 1996, an order from the SEC which in effect allows it to use the proceeds from financings to increase its aggregate investment in EWGs and FUCOs up to an amount not exceeding 100% of SOUTHERN's consolidated retained earnings. At March 31, 1996, SOUTHERN's consolidated retained earnings amounted to $3,505 million, and its aggregate investment in EWGs and FUCOs amounted to $934 million. For additional information relating to SOUTHERN's non-core business activities, see Item 1 - BUSINESS - "New Business Development" in the Form 10-K.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. Legislation has been enacted in Alabama that would establish a process for determining whether utilities would experience "stranded costs" upon the transfer of an existing customer of a utility to another electric supplier. This legislation authorizes the Alabama PSC to make a determination of whether stranded costs would exist as a result of such a transfer by a customer of ALABAMA and would require the customer seeking an alternative supplier to pay any stranded costs found to exist. The legislation has termination provisions keyed to passage of comprehensive retail electric service competition legislation which addresses stranded costs of existing utilities and eliminates

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


the obligation of utilities to provide generating resources. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other important environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of SOUTHERN in the Form 10-K.

     Reference is made to Notes (B),  (C), (E), (F), (G), (I), (J), (K), (L) and
(N) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

The major change in SOUTHERN's financial condition during the first three months of 1996 was the addition of approximately $306 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and increased short-term debt. See SOUTHERN's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first three months of 1996, the operating companies sold $40 million of first mortgage bonds, and through public authorities, $21 million of pollution control revenue bonds. Retirements, including maturities, of the operating companies' first mortgage bonds and pollution control revenue bonds totaled $244 million. A subsidiary of ALABAMA formed as a statutory business trust sold $97 million of trust preferred securities guaranteed by ALABAMA and loaned the proceeds of such securities to ALABAMA. See Note (H) to the Condensed Financial Statements herein for further details.

     During the first quarter of 1996, SOUTHERN raised $19 million from the issuance of new common stock under SOUTHERN's various stock plans. The market price of SOUTHERN's common stock at March 31, 1996 was $23.875 per share and the book value was $13.09 per share, representing a market-to-book ratio of 182 percent, compared to $24.625, $13.10 and 188 percent, respectively, at the end of 1995. The dividend for the first quarter of 1996 was 31.5 cents per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SOUTHERN under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturing debt. Approximately $100 million will be required by March 31, 1997, for present sinking fund requirements and maturities of long-term debt. Also, the operating subsidiaries plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Sources of Capital

In addition to the financing activities previously described, SOUTHERN may require additional equity capital during the remainder of the year. The amounts and timing of additional equity capital to be raised in 1996, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. The operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, each of the operating companies expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1998. See
Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at March 31, 1996, approximately $312 million of cash and cash equivalents and approximately $2.7 billion of unused credit arrangements with banks. At March 31, 1996, the system companies had outstanding approximately $1.4 billion of short-term notes payable and $932 million of commercial paper. Since SOUTHERN's construction program with respect to major generating projects in the core business has been completed, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) to the Condensed Financial Statements herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY

                              ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                  For the Three Months
                                                                    Ended March 31,
                                                                  1996            1995
OPERATING REVENUES:
Revenues                                                      $   655,401    $    618,970
Revenues from affiliates                                           77,408          27,801
                                                              ------------   -------------
Total operating revenues                                          732,809         646,771
                                                              ------------   -------------

OPERATING EXPENSES:
Operation--
     Fuel                                                         211,548         157,189
     Purchased power from non-affiliates                            8,967           2,619
     Purchased power from affiliates                               15,846          22,961
     Other                                                        117,078         112,723
Maintenance                                                        62,934          63,885
Depreciation and amortization                                      79,898          76,457
Taxes other than income taxes                                      50,064          47,678
Federal and state income taxes                                     44,422          40,310
                                                              ------------   -------------
Total operating expenses                                          590,757         523,822
                                                              ------------   -------------
OPERATING INCOME                                                  142,052         122,949
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                   401           1,257
Income from subsidiary                                                974             838
Interest income                                                     9,670           4,895
Other, net                                                         (7,623)         (7,810)
Income taxes applicable to other income                              (370)          4,730
                                                              ------------   -------------
INCOME BEFORE INTEREST CHARGES                                    145,104         126,859
                                                              ------------   -------------
INTEREST CHARGES:
Interest on long-term debt                                         42,576          45,400
Allowance for debt funds used during construction                  (1,876)         (2,041)
Interest on interim obligations                                     5,727           4,006
Amortization of debt discount, premium and expense, net             7,372           2,519
Other interest charges                                             11,534           4,791
                                                              ------------   -------------
Net interest charges                                               65,333          54,675
                                                              ------------   -------------
NET INCOME                                                         79,771          72,184
DIVIDENDS ON PREFERRED STOCK                                        6,612           6,856
                                                              ------------   -------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                             $    73,159    $     65,328
                                                              ============   =============


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                      1996             1995
OPERATING ACTIVITIES:
Net income                                                                          $   79,771      $   72,184
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                 101,996          91,746
         Deferred income taxes and investment tax credits, net                           4,469           3,547
         Allowance for equity funds used during construction                              (401)         (1,257)
         Other, net                                                                     (6,600)         52,996
         Changes in certain current assets and liabilities--
            Receivables, net                                                             6,009          32,703
            Inventories                                                                 14,268         (27,442)
            Payables                                                                   (66,557)       (137,642)
            Taxes accrued                                                               53,974          45,081
            Energy cost recovery, retail                                                30,855          27,803
            Other                                                                      (74,959)        (65,887)
                                                                                    -----------     -----------
Net cash provided from operating activities                                            142,825          93,832
                                                                                    -----------     -----------
INVESTING ACTIVITIES:
Gross property additions                                                              (105,663)       (126,840)
Other                                                                                  (19,058)        (13,643)
                                                                                    -----------     -----------
Net cash used for investing activities                                                (124,721)       (140,483)
                                                                                    -----------     -----------
FINANCING ACTIVITIES:
Proceeds--
     Company obligated  mandatorily  redeemable  preferred securities of Alabama
         Power Capital Trust I holding Company Junior
         Subordinated Notes (Note H)                                                    97,000               -
Retirements--
     First mortgage bonds                                                              (83,797)              -
     Other long-term debt                                                                 (239)           (185)
Interim obligations, net                                                                46,014         120,169
Payment of preferred stock dividends                                                    (6,638)         (6,589)
Payment of common stock dividends                                                      (76,000)        (71,900)
Miscellaneous                                                                           (2,869)           (186)
                                                                                    -----------     -----------
Net cash provided from (used for) financing activities                                 (26,529)         41,309
                                                                                    -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 (8,425)         (5,342)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        12,616          14,676
                                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    4,191      $    9,334
                                                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                           $   56,128      $   49,600
     Income taxes                                                                          218           2,500


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                 At March 31,
                                                                     1996           At December 31,
                                                                  (Unaudited)             1995
                                                                ----------------   ----------------
UTILITY PLANT:
Plant in service                                                $  10,503,568        $  10,430,792
Less accumulated provision for depreciation                         3,914,933            3,838,093
                                                                --------------       --------------
                                                                    6,588,635            6,592,699
Nuclear fuel, at amortized cost                                        89,346              100,537
Construction work in progress                                         383,298              362,768
                                                                --------------       --------------
Total                                                               7,061,279            7,056,004
                                                                --------------       --------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                        26,273               27,232
Nuclear decommissioning trusts                                        111,918              108,368
Miscellaneous                                                          19,303               19,156
                                                                --------------       --------------
Total                                                                 157,494              154,756
                                                                --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                               4,191               12,616
Receivables--
     Customer accounts receivable                                     322,596              355,833
     Other accounts and notes receivable                               18,835               28,082
     Affiliated companies                                              69,831               41,819
     Accumulated provision for uncollectible accounts                    (949)              (1,212)
Refundable income taxes                                                 2,625                2,635
Fossil fuel stock, at average cost                                     98,858              106,627
Materials and supplies, at average cost                               172,604              179,103
Prepayments                                                           159,203              116,331
Vacation pay deferred                                                  29,365               29,458
                                                                --------------       --------------
Total                                                                 877,159              871,292
                                                                --------------       --------------

DEFERRED CHARGES:
Deferred charges related to income taxes                              432,748              436,837
Debt expense, being amortized                                           7,600                7,648
Premium on reacquired debt, being amortized                            83,640               89,967
Uranium enrichment decontamination and decommissioning fund            40,282               40,282
Miscellaneous                                                          92,233               87,574
                                                                --------------       --------------
Total                                                                 656,503              662,308
                                                                --------------       --------------

TOTAL ASSETS                                                    $   8,752,435        $   8,744,360
                                                                ==============       ==============


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                        At March 31,
                                                                           1996           At December 31,
                                                                        (Unaudited)            1995
                                                                       --------------     ---------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $40 per share)--
     authorized 6,000,000 shares; outstanding 5,608,955 shares          $   224,358        $   224,358
Paid-in capital                                                           1,304,645          1,304,645
Premium on preferred stock                                                      146                146
Retained earnings                                                         1,158,459          1,161,225
                                                                        ------------       ------------
                                                                          2,687,608          2,690,374
Preferred stock                                                             440,400            440,400
Company obligated mandatorily redeemable preferred securities of
     Alabama Power Capital Trust I holding Company Junior
     Subordinated Notes (Note H)                                             97,000                  -
Long-term debt                                                            2,372,817          2,374,948
                                                                        ------------       ------------
Total                                                                     5,597,825          5,505,722
                                                                        ------------       ------------

CURRENT LIABILITIES:
Long-term debt due within one year                                              910             84,682
Notes payable to banks                                                       10,000                  -
Commercial paper                                                            426,030            390,016
Accounts payable--
     Affiliated companies                                                    70,250             76,326
     Other                                                                  109,554            182,401
Customer deposits                                                            30,901             30,353
Taxes accrued--
     Federal and state income                                                51,747             13,599
     Other                                                                   32,036             18,158
Interest accrued                                                             47,428             53,527
Vacation pay accrued                                                         29,365             29,458
Miscellaneous                                                                66,551             70,543
                                                                        ------------       ------------
Total                                                                       874,772            949,063
                                                                        ------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                         1,199,816          1,191,591
Accumulated deferred investment tax credits                                 302,526            305,372
Prepaid capacity revenues, net                                              129,228            131,186
Uranium enrichment decontamination and decommissioning fund                  36,620             36,620
Deferred credits related to income taxes                                    380,140            386,038
Natural disaster reserve                                                     19,979             17,959
Miscellaneous                                                               211,529            220,809
                                                                        ------------       ------------
Total                                                                     2,279,838          2,289,575
                                                                        ------------       ------------

TOTAL CAPITALIZATION AND LIABILITIES                                    $ 8,752,435        $ 8,744,360
                                                                        ============       ============


The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1996 vs. FIRST QUARTER 1995


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the first quarter of 1996 was $73.2 million, compared to $65.3 million for the same quarter of 1995. This 12.0% increase in earnings is principally the result of an increase in operating revenues offset somewhat by an increase in operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                        Increase (Decrease)
                                                --------------------------------
                                                (in thousands)              %
Revenues........................................    $36,431                 5.9
Revenues from affiliates........................     49,607               178.4
Fuel expense....................................     54,359                34.6
Interest income.................................      4,775                97.5
Interest on long-term debt......................     (2,824)               (6.2)
Amortization of debt discount, premium and
  expense, net..................................      4,853               192.6
Other interest charges..........................      6,743               140.7


     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues for the first quarter of 1996 increased $21.7 million, compared to the corresponding period of 1995. The increase in revenues was influenced most heavily by an increase in the amount of retail energy sold. For the first three months of 1996, total retail kilowatt-hour sales increased 8.6% over the same period of 1995, and retail revenues, excluding fuel revenues, increased $26.0 million. Residential, commercial and industrial energy sales increased 13.9%, 13.8% and 2.8%, respectively. Weather and a strong economy in ALABAMA's service territory had a positive effect on retail sales.

     Revenues from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand, the availability, and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Fuel expense. The increase in fuel expense for the first quarter of 1996 as compared to the same quarter of 1995 can be attributed to higher generation necessary to meet the increased demand for electricity.

     Interest income and Other interest charges. Interest income increased approximately $5 million as the result of the recognition of gains from the sales of securities from the nuclear decommissioning trust. This increase in income was offset by a concurrent recognition of other interest charges in accordance with FERC requirements.

     Interest on long-term debt. The decline in interest on long-term debt reflects the redemption and refinancing of long-term debt over the past twelve months.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Amortization of debt discount, premium and expense, net. This increase is the result of ALABAMA's reducing the asset account, as allowed by the Alabama PSC, relating to premiums incurred in connection with the refinancing of high-cost debt. See Note (G) to the Condensed Financial Statements herein for further details.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. Legislation has been enacted in Alabama that would establish a process for determining whether utilities would experience "stranded costs" upon the transfer of an existing customer of a utility to another electric supplier. This legislation authorizes the Alabama PSC to make a determination of whether stranded costs would exist as a result of such a transfer by a customer of ALABAMA and would require the customer seeking an alternative supplier to pay any stranded costs found to exist. The legislation has termination provisions keyed to passage of comprehensive retail electric service competition legislation which addresses stranded costs of existing utilities and eliminates the obligation of utilities to provide generating resources. For additional information, see Item 1 - BUSINESS "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of ALABAMA in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other important environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of ALABAMA in the Form 10-K.

     Reference is made to Notes (B), (C), (F) and (G) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

The major change in ALABAMA's financial condition during the first three months of 1996 was the addition of approximately $105.7 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities and an increase in short-term debt. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

In January 1996, Alabama Power Capital Trust I, a statutory business trust established for the sole purpose of holding ALABAMA's junior subordinated notes and issuing preferred securities, sold $97,000,000 of its 7.375% trust preferred securities which are guaranteed by ALABAMA. See Note (H) to the Condensed Financial Statements herein for further details. Also in January, ALABAMA redeemed $23.8 million of its 9 1/4% first mortgage bonds due 2021. ALABAMA's
4 1/2% first mortgage bonds in the principal amount of $60.0 million matured on March 1, 1996.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     ALABAMA will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital, as market conditions permit.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of ALABAMA under "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of ALABAMA's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, ALABAMA expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1998. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, ALABAMA had at March 31, 1996, approximately $4.2 million of cash and cash equivalents and had committed lines of credit of approximately $488 million with regulatory authority for up to $750 million of short-term borrowing. At March 31, 1996, ALABAMA had outstanding $10.0 million of short-term notes payable to banks and $426.0 million of commercial paper. As of May 3, 1996, the committed lines of credit had been increased to approximately $608 million. Since ALABAMA has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                                                       Exhibit 1
                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of March 31, 1996, and the related condensed statements of income for the three-month periods ended March 31, 1996 and 1995, and condensed statements of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of ALABAMA POWER COMPANY as of December 31, 1995 (not presented herein) and, in our report dated February 21, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/Arthur Andersen LLP


Birmingham, Alabama
May 9, 1996

                             GEORGIA POWER COMPANY

                              GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                  1996            1995

OPERATING REVENUES:
Revenues                                                       $ 1,015,353    $ 961,047
Revenues from affiliates                                            13,466       13,446
                                                               ------------   ----------
Total operating revenues                                         1,028,819      974,493
                                                               ------------   ----------

OPERATING EXPENSES:
Operation--
     Fuel                                                          188,494      200,943
     Purchased power from non-affiliates                            36,920       41,572
     Purchased power from affiliates                                65,476       29,730
     Provision for separation benefits                              18,500        1,060
     Other                                                         165,544      161,673
Maintenance                                                         75,826       65,969
Depreciation and amortization                                      107,520       96,160
Amortization of deferred Plant Vogtle costs (Note J)                33,759       28,157
Taxes other than income taxes                                       55,146       50,789
Federal and state income taxes                                      89,684       91,437
                                                               ------------   ----------
Total operating expenses                                           836,869      767,490
                                                               ------------   ----------
OPERATING INCOME                                                   191,950      207,003
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                    255        1,671
Equity in earnings of unconsolidated subsidiary                        973          838
Interest income                                                        901          281
Other, net                                                          (3,673)      (5,734)
Income taxes applicable to other income                                138        3,561
                                                               ------------   ----------
INCOME BEFORE INTEREST CHARGES                                     190,544      207,620
                                                               ------------   ----------
INTEREST CHARGES:
Interest on long-term debt                                          53,430       68,565
Allowance for debt funds used during construction                   (3,190)      (3,614)
Interest on interim obligations                                      5,039        5,417
Amortization of debt discount, premium and expense, net              3,847        3,920
Other interest charges                                               5,365        4,882
                                                               ------------   ----------
Net interest charges                                                64,491       79,170
                                                               ------------   ----------
NET INCOME                                                         126,053      128,450
DIVIDENDS ON PREFERRED STOCK                                        11,652       12,313
                                                               ------------   ----------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                              $   114,401    $ 116,137
                                                               ============   ==========


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                              GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                       1996            1995
OPERATING ACTIVITIES:
Net income                                                                          $  126,053      $  128,450
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                 133,095         124,104
         Deferred income taxes and investment tax credits, net                           9,399          16,077
         Allowance for equity funds used during construction                              (255)         (1,671)
         Amortization of deferred Plant Vogtle costs (Note J)                           33,759          28,157
         Other, net                                                                     10,576           1,462
         Changes in certain current assets and liabilities--
            Receivables, net                                                            42,945          48,837
            Inventories                                                                 14,250          (8,834)
            Payables                                                                   (25,785)        (57,941)
            Taxes accrued                                                               28,253          29,377
            Energy cost recovery, retail                                                15,980          20,916
            Other                                                                      (32,232)          4,918
                                                                                    -----------     -----------
Net cash provided from operating activities                                            356,038         333,852
                                                                                    -----------     -----------
INVESTING ACTIVITIES:
Gross property additions                                                              (111,998)       (103,245)
Sales of property                                                                        1,800               -
Other                                                                                  (53,502)        (49,232)
                                                                                    -----------     -----------
Net cash used for investing activities                                                (163,700)       (152,477)
                                                                                    -----------     -----------
FINANCING ACTIVITIES:
Proceeds--
     First mortgage bonds                                                               10,000               -
Retirements--
     First mortgage bonds                                                             (150,000)              -
     Pollution control bonds                                                            (6,800)            (70)
Interim obligations, net                                                                72,810         (51,903)
Payment of preferred stock dividends                                                   (11,518)        (12,208)
Payment of common stock dividends                                                     (121,500)       (113,900)
Miscellaneous                                                                              (86)           (329)
                                                                                    -----------     -----------
Net cash used for financing activities                                                (207,094)       (178,410)
                                                                                    -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (14,756)          2,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        28,930          12,539
                                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   14,174      $   15,504
                                                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                           $   75,312      $   81,525
     Income taxes                                                                       10,460           3,515


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                              GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                          At March 31,
                                                              1996            At December 31,
                                                          (Unaudited)              1995
                                                         --------------       ---------------
UTILITY PLANT:
Plant in service                                         $  14,578,574        $  14,538,595
Less accumulated provision for depreciation                  4,524,223            4,417,120
                                                         --------------       --------------
                                                            10,054,351           10,121,475
Nuclear fuel, at amortized cost                                122,401              124,849
Construction work in progress                                  277,352              236,715
                                                         --------------       --------------
Total                                                       10,454,104           10,483,039
                                                         --------------       --------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                 27,009               27,232
Nuclear decommissioning trusts, at market                      119,715               92,273
Miscellaneous                                                  127,721              120,383
                                                         --------------       --------------
Total                                                          274,445              239,888
                                                         --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                       14,174               28,930
Receivables--
     Customer accounts receivable                              382,098              418,749
     Other accounts and notes receivable                        84,851              102,953
     Affiliated companies                                       18,668               15,482
     Accumulated provision for uncollectible accounts           (5,000)              (5,000)
Fossil fuel stock, at average cost                             131,856              145,151
Materials and supplies, at average cost                        285,849              286,804
Prepayments                                                    113,422              107,764
Vacation pay deferred                                           40,119               35,543
                                                         --------------       --------------
Total                                                        1,066,037            1,136,376
                                                         --------------       --------------

DEFERRED CHARGES:
Deferred charges related to income taxes                       858,360              871,783
Deferred Plant Vogtle costs (Note J)                           273,879              307,638
Premium on reacquired debt, being amortized                    170,991              174,018
Debt expense, being amortized                                   26,834               27,227
Miscellaneous                                                  221,691              230,306
                                                         --------------       --------------
Total                                                        1,551,755            1,610,972
                                                         --------------       --------------

TOTAL ASSETS                                             $  13,346,341        $  13,470,275
                                                         ==============       ==============


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                              GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                    At March 31,
                                                                        1996           At December 31,
                                                                     (Unaudited)             1995
                                                                   --------------      ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 15,000,000 shares; outstanding 7,761,500 shares    $    344,250        $    344,250
Paid-in capital                                                       2,384,444           2,384,444
Premium on preferred stock                                                  413                 413
Retained earnings                                                     1,562,806           1,569,905
                                                                   -------------       -------------
                                                                      4,291,913           4,299,012
Preferred stock                                                         692,787             692,787
Company obligated mandatorily redeemable preferred securities           100,000             100,000
Long-term debt                                                        3,319,012           3,315,460
                                                                   -------------       -------------
Total                                                                 8,403,712           8,407,259
                                                                   -------------       -------------

CURRENT LIABILITIES:
Long-term debt due within one year                                          383             150,446
Notes payable to banks                                                  254,825             178,000
Commercial paper                                                        218,315             222,330
Accounts payable--
     Affiliated companies                                                91,360              72,878
     Other                                                              236,972             316,278
Customer deposits                                                        56,355              53,145
Taxes accrued--
     Federal and state income                                            77,447               7,759
     Other                                                               55,198              96,633
Interest accrued                                                         81,314              96,162
Vacation pay accrued                                                     38,739              34,233
Miscellaneous                                                           139,064             137,184
                                                                   -------------       -------------
Total                                                                 1,249,972           1,365,048
                                                                   -------------       -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                     2,511,756           2,510,458
Accumulated deferred investment tax credits                             428,277             432,184
Deferred credits related to income taxes                                404,058             410,016
Disallowed Plant Vogtle capacity buyback costs                           58,038              58,514
Miscellaneous                                                           290,528             286,796
                                                                   -------------       -------------
Total                                                                 3,692,657           3,697,968
                                                                   -------------       -------------

TOTAL CAPITALIZATION AND LIABILITIES                               $ 13,346,341        $ 13,470,275
                                                                   =============       =============


The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1996 vs. FIRST QUARTER 1995


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the first quarter of 1996 was $114.4 million, compared to $116.1 million for the same quarter of 1995. The increase in operating expenses outpaced the increase in operating revenues for the quarter, resulting in a 1.5% decline in earnings.

     Significant income statement items appropriate for discussion include the following:

                                                      Increase (Decrease)
                                              ----------------------------------
                                              (in thousands)              %
Revenues......................................   $ 54,306                 5.7
Fuel expense..................................    (12,449)               (6.2)
Purchased power from affiliates...............     35,746               120.2
Provision for separation benefits.............     17,440              1645.3
Maintenance expense...........................      9,857                14.9
Depreciation and amortization expense.........     11,360                11.8
Interest on long-term debt....................    (15,135)              (22.1)


     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues for the first quarter of 1996 increased $26.2 million, compared to the corresponding period of 1995. The increase in revenues was influenced most heavily by an increase in the amount of retail energy sold. For the first three months of 1996, total retail kilowatt-hour sales increased 7.0% over the same period of 1995, and retail revenues, excluding fuel revenues, increased 5.0% or $33.8 million. Residential, commercial and industrial energy sales increased 11.0%, 8.8% and 3.2%, respectively. Colder-than-normal temperatures and a slight increase in the number of customers served had a positive effect on retail sales. Energy sales to non-affiliated wholesale customers for the first quarter of 1996 increased 16.0% compared to the corresponding period of 1995 primarily due to increased demand by municipalities and cooperatives in Georgia. However, capacity revenues from sales to non-affiliated utilities outside the service territory fell $10.3 million primarily due to the scheduled decline in megawatts of capacity under long-term contracts.

     Fuel expense. Fuel expense decreased primarily due to a decrease in generation by GEORGIA resulting from the timing of maintenance at fossil plants and a slightly lower average cost of fuel. (See Purchased power from affiliates below.)

     Purchased power from affiliates. As a result of the timing of maintenance at fossil plants discussed above, purchased power from affiliates increased compared to the same period of 1995. Purchased power transactions among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Provision for separation benefits. The increase in provision for separation benefits for the first quarter of 1996 compared to the first quarter of 1995 is attributable to work force reduction programs, which have been implemented to control growth in future operating expenses.

     Maintenance expense. The increase in maintenance expense is attributable to the timing of maintenance performed primarily on fossil plants.

     Depreciation and amortization expense. Depreciation and amortization increased in the first quarter of 1996 primarily due to accelerated depreciation of generating plants pursuant to a new retail rate plan effective January 1, 1996, an increase in plant-in-service and an increase in nuclear decommissioning expense.

     Interest on long-term debt. The decline in interest on long-term debt reflects the redemption and refinancing of long-term debt over the past twelve months.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K.

     Effective January 1, 1996, GEORGIA began operating under a three-year retail rate plan. Under the plan, GEORGIA's earnings will be evaluated against a retail return on common equity range of 10% to 12.5%. GEORGIA is required to absorb cost increases of approximately $29.0 million annually during the plan's three-year operation, including $14.0 million annually of accelerated depreciation of electric plant. Reference is made to Note (I) to the Condensed Financial Statements herein for additional information.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other important environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Issues" of GEORGIA in the Form 10-K.

     Reference is made to Notes (B), (C), (F) and (I) through (N) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first three months of 1996 was the addition of approximately $112.0 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities

In January 1996, GEORGIA sold $10.0 million of 6.07% first mortgage bonds secured medium-term notes due 2005. In February 1996, $6.8 million of proceeds from such sale were applied to the redemption of three outstanding series of industrial development bonds at rates ranging from 6 3/8% to 6 3/4%. GEORGIA's
4 3/4% first mortgage bonds in the principal amount of $150.0 million matured on March 1, 1996.

     GEORGIA plans to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GEORGIA under "Liquidity and Capital Requirements" and "Environmental Issues" in the Form 10-K for a description of GEORGIA's capital requirements for its construction program and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, GEORGIA expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1998. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GEORGIA had at March 31, 1996, approximately $14.2 million of cash and cash equivalents and approximately $740.0 million of unused credit arrangements with banks. At March 31, 1996, GEORGIA had outstanding $254.8 million of short-term notes payable to banks and $218.3 million of commercial paper. Since GEORGIA has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                                                       Exhibit 1
                              ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of March 31, 1996, and the related condensed statements of income for the three-month periods ended March 31, 1996 and 1995, and the condensed statements of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of GEORGIA POWER COMPANY as of December 31, 1995 (not presented herein), and, in our report dated February 21, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/Arthur Andersen LLP


Atlanta, Georgia
May 9, 1996

                               GULF POWER COMPANY

                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                              For the Three Months
                                                                Ended March 31,
                                                              1996            1995

OPERATING REVENUES:
Revenues                                                    $ 153,670    $  135,776
Revenues from affiliates                                        1,251         5,142
                                                            ----------   -----------
Total operating revenues                                      154,921       140,918
                                                            ----------   -----------

OPERATING EXPENSES:
Operation--
     Fuel                                                      38,213        43,954
     Purchased power from non-affiliates                        1,676         1,299
     Purchased power from affiliates                           19,319         6,042
     Other                                                     25,636        28,282
Maintenance                                                    15,047         9,632
Depreciation and amortization                                  14,085        13,655
Taxes other than income taxes                                  13,466        11,882
Federal and state income taxes                                  7,278         6,669
                                                            ----------   -----------
Total operating expenses                                      134,720       121,415
                                                            ----------   -----------
OPERATING INCOME                                               20,201        19,503
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                 9            26
Interest income                                                   349           654
Other, net                                                       (471)         (158)
Income taxes applicable to other income                             4          (250)
                                                            ----------   -----------
INCOME BEFORE INTEREST CHARGES                                 20,092        19,775
                                                            ----------   -----------
INTEREST CHARGES:
Interest on long-term debt                                      6,148         5,920
Other interest charges                                            282           216
Interest on notes payable                                         504           820
Amortization of debt discount, premium, and expense, net          525           499
Allowance for debt funds used during construction                 (48)          (35)
                                                            ----------   -----------
Net interest charges                                            7,411         7,420
                                                            ----------   -----------
NET INCOME                                                     12,681        12,355
DIVIDENDS ON PREFERRED STOCK                                    1,423         1,475
                                                            ----------   -----------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                           $  11,258    $   10,880
                                                            ==========   ===========

The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                       1996            1995
OPERATING ACTIVITIES:
Net income                                                                          $  12,681      $  12,355
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                 18,255         18,834
         Deferred income taxes, net                                                     2,268           (125)
         Allowance for equity funds used during construction                               (9)           (26)
         Other, net                                                                     3,004          1,458
         Changes in certain current assets and liabilities--
            Receivables, net                                                            6,351          3,400
            Inventories                                                                 3,377           (634)
            Payables                                                                  (10,690)         1,061
            Taxes accrued                                                               2,562          3,588
            Other                                                                      (9,898)        (1,385)
                                                                                    ----------     ----------
Net cash provided from operating activities                                            27,901         38,526
                                                                                    ----------     ----------
INVESTING ACTIVITIES:
Gross property additions                                                              (16,692)       (14,816)
Other                                                                                  (1,640)        (1,407)
                                                                                    ----------     ----------
Net cash used for investing activities                                                (18,332)       (16,223)
                                                                                    ----------     ----------
FINANCING ACTIVITIES:
Proceeds--
     First mortgage bonds                                                              30,000              -
     Pollution control bonds                                                           21,200
     Other long-term debt                                                              22,147              -
Retirements--
     Preferred stock subject to mandatory redemption                                        -         (1,000)
     First mortgage bonds                                                              (1,750)             -
     Other long-term debt                                                                   -         (2,430)
Notes payable, net                                                                    (45,000)        (6,000)
Special deposits - redemption funds                                                   (21,291)             -
Payment of preferred stock dividends                                                   (1,423)        (1,475)
Payment of common stock dividends                                                     (12,300)       (11,700)
Miscellaneous                                                                            (939)           (13)
                                                                                    ----------     ----------
Net cash used for financing activities                                                 (9,356)       (22,618)
                                                                                    ----------     ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   213           (315)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          680            902
                                                                                    ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     893      $     587
                                                                                    ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                           $   4,743      $   4,733
     Income taxes                                                                          49          2,705


The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                             GULF POWER COMPANY
                                          CONDENSED BALANCE SHEETS
                                      (Stated in Thousands of Dollars)

                                                   ASSETS

                                                             At March 31,
                                                                 1996          At December 31,
                                                             (Unaudited)            1995
                                                            -------------      ---------------
UTILITY PLANT:
Plant in service                                            $ 1,699,857        $ 1,695,814
Less accumulated provision for depreciation                     670,814            658,806
                                                            ------------       ------------
                                                              1,029,043          1,037,008
Construction work in progress                                    35,586             26,301
                                                            ------------       ------------
Total                                                         1,064,629          1,063,309
                                                            ------------       ------------

OTHER PROPERTY AND INVESTMENTS:                                     657                740
                                                            ------------       ------------

CURRENT ASSETS:
Cash and cash equivalents                                           893                680
Special deposits - redemption funds                              21,291                  -
Receivables--
     Customer accounts receivable                                62,196             69,166
     Other accounts and notes receivable                          2,968              3,393
     Affiliated companies                                         1,826                802
     Accumulated provision for uncollectible accounts              (747)              (768)
Fossil fuel stock, at average cost                               35,164             37,875
Materials and supplies, at average cost                          33,020             33,686
Current portion of deferred coal contract costs                  15,155             12,767
Regulatory clauses under recovery                                10,173              3,432
Prepaid income taxes                                                  -              4,232
Other prepayments                                                 8,900              8,000
Vacation pay deferred                                             4,419              4,419
                                                            ------------       ------------
Total                                                           195,258            177,684
                                                            ------------       ------------

DEFERRED CHARGES:
Deferred charges related to income taxes                         28,958             29,093
Debt expense and loss, being amortized                           20,589             20,459
Deferred coal contract costs                                     28,695             33,768
Deferred storm charges                                            6,748              7,502
Miscellaneous                                                    10,105              9,304
                                                            ------------       ------------
Total                                                            95,095            100,126
                                                            ------------       ------------

TOTAL ASSETS                                                $ 1,355,639        $ 1,341,859
                                                            ============       ============


The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                             GULF POWER COMPANY
                                          CONDENSED BALANCE SHEETS
                                      (Stated in Thousands of Dollars)

                                       CAPITALIZATION AND LIABILITIES

                                                        At March 31,
                                                            1996          At December 31,
                                                        (Unaudited)            1995
                                                       ------------       ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized and outstanding--992,717 shares         $    38,060        $    38,060
Paid-in capital                                             218,438            218,438
Premium on preferred stock                                       81                 81
Retained earnings                                           178,621            179,663
                                                        ------------       ------------
                                                            435,200            436,242
Preferred stock                                              89,602             89,602
Long-term debt                                              385,658            323,376
                                                        ------------       ------------
Total                                                       910,460            849,220
                                                        ------------       ------------

CURRENT LIABILITIES:
Long-term debt due within one year                           40,578             31,548
Notes payable                                                35,500             80,500
Accounts payable--
     Affiliated companies                                    16,193             14,447
     Other                                                   12,947             27,196
Customer deposits                                            13,132             13,195
Taxes accrued--
     Federal and state income                                 4,586                  -
     Other                                                    7,051              9,547
Interest accrued                                              8,362              5,719
Regulatory clauses over recovery                              2,710              2,800
Vacation pay accrued                                          4,419              4,419
Miscellaneous                                                 4,998              7,356
                                                        ------------       ------------
Total                                                       150,476            196,727
                                                        ------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                           161,459            162,345
Deferred credits related to income taxes                     66,740             67,481
Accumulated deferred investment tax credits                  35,464             36,052
Accumulated provision for postretirement benefits            16,846             16,301
Miscellaneous                                                14,194             13,733
                                                        ------------       ------------
Total                                                       294,703            295,912
                                                        ------------       ------------

TOTAL CAPITALIZATION AND LIABILITIES                    $ 1,355,639        $ 1,341,859
                                                        ============       ============


The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1996 vs. FIRST QUARTER 1995


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the first quarter of 1996 was $11.3 million, compared to $10.9 million for the same quarter of 1995. This 3.5% increase in earnings is principally the result of an increase in retail revenues offset somewhat by an increase in operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                Increase (Decrease)
                                        -------------------------------------
                                        (in thousands)              %
Revenues................................    $17,894                13.2
Fuel expense............................     (5,741)              (13.1)
Purchased power from affiliates.........     13,277               219.7
Other operation expense.................     (2,646)               (9.4)
Maintenance expense.....................      5,415                56.2


     Revenues. Of the $17.9 million increase in revenues, approximately $6.8 million impacted earnings. Territorial revenues, excluding those revenues which represent the pass-through of fuel expense and certain other expenses and do not affect income, increased $6.4 million. The increase in retail revenues was influenced significantly by an 11.3% increase in total retail kilowatt-hour sales over the same period of 1995. The change in retail energy sales is primarily due to higher residential and commercial sales as a result of colder-than-normal winter weather and a slight increase in the number of customers served. Industrial sales were also up 3.9% compared to one year ago; however, industrial revenues were down slightly mainly due to increased participation in the Real-Time-Pricing program. The increase in revenues can also be attributed to higher capacity revenues from sales to non-affiliated utilities outside the service territory of $379,000.

     Fuel expense. The reduction in fuel expense is primarily attributable to decreased generation by GULF due to the scheduled maintenance outages at Plant Crist and Plant Daniel during the first quarter of 1996. (See Purchased power from affiliates below.) The average cost of fuel was unchanged from the corresponding period in 1995.

     Purchased power from affiliates. As a result of the maintenance outages discussed above, purchased power from affiliates increased compared to the same period of 1995. Purchased power transactions among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other operation expense. Other operation expense decreased primarily due to a reduction in amortization costs related to the buyout of long-term contracts for the supply of coal to Plant Daniel and also a decrease in various administrative and general expenses.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Maintenance expense. The increase in maintenance expense is attributable to the scheduled maintenance of production facilities at Plant Crist and Plant Daniel during the first quarter of 1996.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. In September 1995, GULF filed with the Florida PSC a petition for approval of its proposed Commercial/Industrial Service Rider, which would be applicable to the rate schedules serving GULF's largest and most at-risk customers. During the first quarter of 1996, testimony was filed, interrogatories were answered, and hearings were held. GULF filed its post-hearing brief with the Florida PSC on April 8, 1996. A decision by the Florida PSC is expected by late May. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF and Item 1 - BUSINESS - "Competition" in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs are not fully recovered through GULF's environmental cost recovery clause. For additional information about the Clean Air Act and other important environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of GULF in the Form 10-K.

     Reference is made to Notes (B) and (F) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

The major change in GULF's financial condition during the first three months of 1996 was the addition of approximately $16.7 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

Financing Activities

In January 1996, GULF sold $30.0 million of 6.875% first mortgage bonds due 2026. The proceeds were used to repay a portion of GULF's outstanding short-term debt. GULF's first mortgage bond indenture contains various common stock dividend restrictions which remain in effect as long as the bonds are outstanding. Under the terms of GULF's supplemental indenture dated as of January 1, 1996, retained earnings of $127 million were restricted against the payment of cash dividends on common stock at March 31, 1996.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In February 1996, GULF sold through a public authority, $21.2 million of 5.5% pollution control revenue refunding bonds due 2026. The proceeds were applied to the redemption on April 1, 1996 of $21.2 million outstanding principal amount of 7.125% pollution control revenue refunding bonds. In February 1996, GULF issued a $22.1 million 5.2125% bank note due 1998. The proceeds were used to buy out a portion of an existing coal contract. Bond retirements during the first quarter of 1996 totaled $1.8 million to meet improvement fund requirements.

     In April 1996, GULF sold through a public authority, $12.075 million of 5.25% pollution control revenue refunding bonds due 2006. The proceeds will be applied to the redemption in May 1996 of $12.075 million outstanding principal amount of 6% pollution control revenue bonds. GULF plans to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GULF under "Capital Requirements for Construction," "Environmental Matters" and "Other
Capital Requirements" in the Form 10-K for a description of GULF's capital requirements for its construction program, environmental compliance efforts and maturing debt. Approximately $40.6 million will be required by March 31, 1997, for maturities of long-term debt.

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, GULF expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1998. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at March 31, 1996, approximately $0.9 million of cash and cash equivalents and $36.0 million of unused committed lines of credit with banks. At March 31, 1996, GULF had outstanding $35.5 million of short-term notes payable to banks. Since GULF has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY

                            MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                  For the Three Months
                                                                    Ended March 31,
                                                                  1996            1995

OPERATING REVENUES:
Revenues                                                      $  124,960    $   107,199
Revenues from affiliates                                           1,994          2,373
                                                              -----------   ------------
Total operating revenues                                         126,954        109,572
                                                              -----------   ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                         29,900         24,790
     Purchased power from non-affiliates                           1,693            916
     Purchased power from affiliates                              12,998          9,547
     Other                                                        24,758         25,334
Maintenance                                                       10,296          8,527
Depreciation and amortization                                     11,373          9,918
Taxes other than income taxes                                     10,723          9,378
Federal and state income taxes                                     7,139          5,433
                                                              -----------   ------------
Total operating expenses                                         108,880         93,843
                                                              -----------   ------------
OPERATING INCOME                                                  18,074         15,729
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                   95            123
Interest income                                                       56             25
Other, net                                                         1,430          1,362
Income taxes applicable to other income                             (552)          (379)
                                                              -----------   ------------
INCOME BEFORE INTEREST CHARGES                                    19,103         16,860
                                                              -----------   ------------
INTEREST CHARGES:
Interest on long-term debt                                         5,493          5,657
Allowance for debt funds used during construction                   (104)           (71)
Interest on notes payable                                            230            200
Amortization of debt discount, premium, and expense, net             373            373
Other interest charges                                               191            207
                                                              -----------   ------------
Net interest charges                                               6,183          6,366
                                                              -----------   ------------
NET INCOME                                                        12,920         10,494
DIVIDENDS ON PREFERRED STOCK                                       1,225          1,225
                                                              -----------   ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                             $   11,695    $     9,269
                                                              ===========   ============

The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                            MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                         For the Three Months
                                                                                            Ended March 31,
                                                                                         1996             1995
OPERATING ACTIVITIES:
Net income                                                                           $  12,920      $  10,494
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                  13,422         13,100
         Deferred income taxes                                                          (2,012)          (626)
         Allowance for equity funds used during construction                               (95)          (123)
         Other, net                                                                     (1,454)           941
         Changes in certain current assets and liabilities--
            Receivables, net                                                             1,945          5,366
            Inventories                                                                  2,922            943
            Payables                                                                   (10,679)           581
            Taxes accrued                                                              (12,238)       (20,130)
            Other                                                                         (781)         2,224
                                                                                     ----------     ----------
Net cash provided from operating activities                                              3,950         12,770
                                                                                     ----------     ----------
INVESTING ACTIVITIES:
Gross property additions                                                               (12,165)       (16,337)
Other                                                                                   (1,476)        (3,325)
                                                                                     ----------     ----------
Net cash used for investing activities                                                 (13,641)       (19,662)
                                                                                     ----------     ----------
FINANCING ACTIVITIES:
Proceeds--
     Capital contribution                                                                   27              -
Retirements--
     Other long-term debt                                                              (20,000)        (4,119)
Notes payable, net                                                                      31,000         22,000
Payment of preferred stock dividends                                                    (1,225)        (1,225)
Payment of common stock dividends                                                      (10,600)        (9,900)
                                                                                     ----------     ----------
Net cash provided from (used for) financing activities                                    (798)         6,756
                                                                                     ----------     ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (10,489)          (136)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        12,641          1,317
                                                                                     ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $   2,152      $   1,181
                                                                                     ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                            $   4,568      $   5,021
     Income taxes                                                                            1           (384)


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                            MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                        At March 31,
                                                           1996            At December 31,
                                                        (Unaudited)             1995
                                                       -------------       ---------------
UTILITY PLANT:
Plant in service, at original cost                     $  1,440,505        $  1,434,327
Less accumulated provision for depreciation                 507,280             499,308
                                                       -------------       -------------
                                                            933,225             935,019
Construction work in progress                                44,284              41,210
                                                       -------------       -------------
Total                                                       977,509             976,229
                                                       -------------       -------------

OTHER PROPERTY AND INVESTMENTS:                               3,403               4,160
                                                       -------------       -------------

CURRENT ASSETS:
Cash and cash equivalents                                     2,152              12,641
Receivables--
     Customer accounts receivable                            25,688              30,761
     Other accounts and notes receivable                     13,473               9,438
     Affiliated companies                                     8,193               9,213
     Accumulated provision for uncollectible accounts          (689)               (802)
Fossil fuel stock, at average cost                           13,713              15,666
Materials and supplies, at average cost                      21,589              22,558
Current portion of deferred fuel charges                        582               1,546
Current portion of accumulated deferred income taxes          4,489               5,180
Prepayments                                                   5,378               2,404
Vacation pay deferred                                         4,715               4,715
                                                       -------------       -------------
Total                                                        99,283             113,320
                                                       -------------       -------------

DEFERRED CHARGES:
Debt expense and loss, being amortized                        9,748              10,039
Deferred charges related to income taxes                     23,280              23,384
Deferred early retirement program costs                       7,036               7,286
Miscellaneous                                                14,766              14,535
                                                       -------------       -------------
Total                                                        54,830              55,244
                                                       -------------       -------------

TOTAL ASSETS                                           $  1,135,025        $  1,148,953
                                                       =============       =============


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                          MISSISSIPPI POWER COMPANY
                                          CONDENSED BALANCE SHEETS
                                      (Stated in Thousands of Dollars)

                                       CAPITALIZATION AND LIABILITIES

                                                                   At March 31,
                                                                      1996          At December 31,
                                                                   (Unaudited)           1995
                                                                  -------------     ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--authorized 1,130,000 shares;
     outstanding 1,121,000 shares                                 $    37,691        $    37,691
Paid-in capital                                                       179,389            179,362
Premium on preferred stock                                                372                372
Retained earnings                                                     158,553            157,459
                                                                  ------------       ------------
                                                                      376,005            374,884
Preferred stock                                                        74,414             74,414
Long-term debt                                                        288,901            288,820
                                                                  ------------       ------------
Total                                                                 739,320            738,118
                                                                  ------------       ------------

CURRENT LIABILITIES:
Long-term debt due within one year                                     37,229             57,229
Notes payable                                                          31,000                  -
Accounts payable--
     Affiliated companies                                               8,178             13,646
     Other                                                             30,116             37,129
Customer deposits                                                       2,778              2,716
Taxes accrued--
     Federal and state income                                           9,516                 97
     Other                                                             10,159             31,816
Interest accrued                                                        5,920              4,701
Miscellaneous                                                          13,378             13,453
                                                                  ------------       ------------
Total                                                                 148,274            160,787
                                                                  ------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                     127,641            129,711
Accumulated deferred investment tax credits                            29,414             29,773
Deferred credits related to income taxes                               42,547             43,266
Accumulated provision for property damage                              12,394             12,018
Miscellaneous                                                          35,435             35,280
                                                                  ------------       ------------
Total                                                                 247,431            250,048
                                                                  ------------       ------------

TOTAL CAPITALIZATION AND LIABILITIES                              $ 1,135,025        $ 1,148,953
                                                                  ============       ============


The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1996 vs. FIRST QUARTER 1995


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the first quarter of 1996 was $11.7 million, compared to $9.3 million for the same quarter of 1995. This 26.2% increase in earnings is principally the result of an increase in revenues offset somewhat by an increase in operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                     Increase (Decrease)
                                             -----------------------------------
                                             (in thousands)              %
Revenues.....................................    $17,761                16.6
Fuel expense.................................      5,110                20.6
Purchased power from affiliates..............      3,451                36.1
Maintenance expense..........................      1,769                20.7
Depreciation and amortization expense........      1,455                14.7
Taxes other than income taxes................      1,345                14.3


     Revenues. The increase in revenues was influenced most heavily by an increase in the amount of retail energy sold. For the first three months of 1996, total retail kilowatt-hour sales increased 9.5% over the same period of 1995. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, increased $4.6 million. Colder-than-normal winter weather and a slight increase in the number of customers served had a positive effect on retail sales. Residential, commercial and industrial energy sales increased 16.2%, 12.1% and 5.0%, respectively. Colder temperatures also positively impacted sales to territorial wholesale customers. Revenues from territorial wholesale customers, excluding fuel revenues which do not affect income, increased $4.2 million compared to the same period of 1995, with an increase in energy sales of 20%.

     Fuel expense. The increase in fuel expense for the first quarter of 1996 as compared to the same quarter of 1995 can be attributed to higher generation necessary to meet the increased demand for electricity and a slightly higher average cost of fuel.

     Purchased power from affiliates. Purchased power transactions among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Maintenance expense. The increase in maintenance expense is primarily attributable to maintenance performed at Plant Daniel during the first quarter of 1996. In 1995, maintenance normally performed during the first quarter was postponed until later in the year.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Depreciation and amortization expense. Due to additional plant investment, depreciation expense for the first quarter of 1996 increased approximately $0.5 million compared to the first quarter of 1995. Increased amortization of regulatory assets, primarily those assets related to the ECO plan, accounted for the remaining $1.0 million increase in this item.

     Taxes other than income taxes. Taxes other than income taxes rose above the amount recorded for the first quarter of 1995 due to higher retail revenues which resulted in higher municipal franchise taxes.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment. Operating revenues will be affected by any changes in rates under the PEP and ECO plans. The PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place. MISSISSIPPI's 1996 annual filing under the ECO plan with the Mississippi PSC resulted in an approved annual revenue requirement decrease of $3.0 million, effective April 1996.

     MISSISSIPPI has entered into agreements to purchase summer peaking power and options for power for the years 1996 through 2000. For June through September of 1996, MISSISSIPPI has entered into an agreement to buy 242 megawatts of capacity and energy from another electric utility. For June through September of 1997 through 2000, MISSISSIPPI has purchased from power marketers options for up to 250 megawatts of peaking power in 1997; 300 megawatts in 1998; 350 megawatts in 1999; and 400 megawatts in 2000. In April 1996, MISSISSIPPI filed a petition with the Mississippi PSC requesting that MISSISSIPPI be allowed to earn a return on the capacity portion of such agreements. MISSISSIPPI anticipates a decision from the PSC within 120 days.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other important environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of MISSISSIPPI in the Form 10-K.

     Reference is made to Notes (B) and (F) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to
Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

The major change in MISSISSIPPI's financial condition during the first three months of 1996 was the addition of approximately $12.2 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and an increase in short-term debt. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities

During the first three months of 1996, maturities of long-term notes to banks totaled $20.0 million, while short-term indebtedness to banks increased $31.0 million.

     MISSISSIPPI plans to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of MISSISSIPPI under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of MISSISSIPPI's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturities of long-term debt. Approximately $37.2 million will be required by March 31, 1997, for present sinking fund requirements and maturities of long-term debt.

Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, MISSISSIPPI expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1998. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at March 31, 1996, approximately $2.2 million of cash and cash equivalents and approximately $97.0 million of unused committed credit arrangements with banks. At March 31, 1996, MISSISSIPPI had outstanding $31.0 million of short-term notes payable to banks. Since MISSISSIPPI has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                       SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                For the Three Months
                                                                   Ended March 31,
                                                                 1996          1995

OPERATING REVENUES:
Revenues                                                      $  49,367     $  45,016
Revenues from affiliates                                          1,208         1,727
                                                              ----------    ----------
Total operating revenues                                         50,575        46,743
                                                              ----------    ----------

OPERATING EXPENSES:
Operation--
     Fuel                                                         3,949         1,350
     Purchased power from non-affiliates                            550           349
     Purchased power from affiliates                             15,850        15,236
     Other                                                       10,283        10,203
Maintenance                                                       3,130         3,236
Depreciation and amortization                                     4,902         4,747
Taxes other than income taxes                                     3,020         2,961
Federal and state income taxes                                    2,329         2,193
                                                              ----------    ----------
Total operating expenses                                         44,013        40,275
                                                              ----------    ----------
OPERATING INCOME                                                  6,562         6,468
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                  83            22
Interest income                                                       2             9
Other, net                                                         (316)         (133)
Income taxes applicable to other income                             117            48
                                                              ----------    ----------
INCOME BEFORE INTEREST CHARGES                                    6,448         6,414
                                                              ----------    ----------
INTEREST CHARGES:
Interest on long-term debt                                        2,914         3,129
Allowance for debt funds used during construction                   (82)          (73)
Interest on notes payable                                           102            84
Amortization of debt discount, premium, and expense, net            104           138
Other interest charges                                               89           135
                                                              ----------    ----------
Net interest charges                                              3,127         3,413
                                                              ----------    ----------
NET INCOME                                                        3,321         3,001
DIVIDENDS ON PREFERRED STOCK                                        581           581
                                                              ----------    ----------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                             $   2,740     $   2,420
                                                              ==========    ==========


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                        1996             1995
OPERATING ACTIVITIES:
Net income                                                                           $  3,321      $  3,001
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                    116         5,116
         Deferred income taxes and investment tax credits, net                          1,038           163
         Allowance for equity funds used during construction                              (83)          (22)
         Other, net                                                                       691           (84)
         Changes in certain current assets and liabilities--
            Receivables, net                                                            3,623         2,860
            Inventories                                                                 1,535          (836)
            Payables                                                                     (297)        1,736
            Taxes accrued                                                               2,457         2,253
            Other                                                                      (5,200)       (2,501)
                                                                                     ---------     ---------
Net cash provided from operating activities                                             7,201        11,686
                                                                                     ---------     ---------
INVESTING ACTIVITIES:
Gross property additions                                                               (6,655)       (7,627)
Other                                                                                    (563)       (1,563)
                                                                                     ---------     ---------
Net cash used for investing activities                                                 (7,218)       (9,190)
                                                                                     ---------     ---------
FINANCING ACTIVITIES:
Proceeds--
     Other long-term debt                                                               7,000         3,500
Retirements--
     First mortgage bonds                                                              (1,200)       (1,350)
     Other long-term debt                                                                 (70)       (1,697)
Notes payable, net                                                                       (500)          500
Payment of preferred stock dividends                                                     (581)         (581)
Payment of common stock dividends                                                      (4,800)       (4,400)
                                                                                     ---------     ---------
Net cash used for financing activities                                                   (151)       (4,028)
                                                                                     ---------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (168)       (1,532)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          877         1,563
                                                                                     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    709      $     31
                                                                                     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                            $  4,982      $  4,871
     Income taxes                                                                         104           444


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                            At March 31,
                                                                                1996         At December 31,
                                                                             (Unaudited)          1995
                                                                            ------------     ---------------
UTILITY PLANT:
Plant in service, at original cost                                          $  721,828        $  715,146
Less accumulated provision for depreciation                                    291,355           287,004
                                                                            -----------       -----------
                                                                               430,473           428,142
Construction work in progress                                                   10,841             6,707
                                                                            -----------       -----------
Total                                                                          441,314           434,849
                                                                            -----------       -----------

OTHER PROPERTY AND INVESTMENTS:                                                  1,787             1,788
                                                                            -----------       -----------

CURRENT ASSETS:
Cash and cash equivalents                                                          709               877
Receivables--
     Customer accounts receivable                                               16,992            19,574
     Other accounts and notes receivable                                         5,720             7,251
     Affiliated companies                                                        1,130               614
     Accumulated provision for uncollectible accounts                           (1,009)             (983)
Fossil fuel stock, at average cost                                               4,216             6,076
Materials and supplies, at average cost                                          8,564             8,239
Prepayments                                                                      7,630             6,467
                                                                            -----------       -----------
Total                                                                           43,952            48,115
                                                                            -----------       -----------

DEFERRED CHARGES:
Deferred charges related to income taxes                                        21,379            21,557
Premium on reacquired debt, being amortized                                      5,225             5,316
Cash surrender value of life insurance for deferred compensation plans           8,560             8,560
Miscellaneous                                                                    4,373             4,477
                                                                            -----------       -----------
Total                                                                           39,537            39,910
                                                                            -----------       -----------

TOTAL ASSETS                                                                $  526,590        $  524,662
                                                                            ===========       ===========


The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                   At March 31,
                                                                      1996         At December 31,
                                                                   (Unaudited)          1995
                                                                 ---------------   ---------------
CAPITALIZATION:
Common stock equity--
Common stock ($5 par value)--authorized 16,000,000 shares;
     outstanding 10,844,635 shares                               $   54,223        $   54,223
Paid-in capital                                                       8,688             8,688
Additional minimum liability
     for under-funded pension obligations                            (1,116)             (132)
Retained earnings                                                   102,973           105,033
                                                                 -----------       -----------
                                                                    164,768           167,812
Preferred stock                                                      35,000            35,000
Long-term debt                                                      160,250           153,679
                                                                 -----------       -----------
Total                                                               360,018           356,491
                                                                 -----------       -----------

CURRENT LIABILITIES:
Long-term debt due within one year                                      579             1,407
Notes payable                                                         3,500             4,000
Accounts payable--
     Affiliated companies                                             5,492             5,742
     Other                                                            4,856             5,620
Fuel cost over recovery                                                 254               865
Customer deposits                                                     5,110             5,054
Taxes accrued--
     Federal and state income                                         1,640               570
     Other                                                            2,401             1,014
Interest accrued                                                      4,299             6,331
Vacation pay accrued                                                  1,935             1,916
Pensions accrued                                                        393               685
Miscellaneous                                                         3,402             5,185
                                                                 -----------       -----------
Total                                                                33,861            38,389
                                                                 -----------       -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                    75,143            74,152
Accumulated deferred investment tax credits                          13,768            13,934
Deferred credits related to income taxes                             24,275            24,419
Deferred compensation plans                                           7,983             7,690
Deferred under-funded accrued benefit obligation                      3,727             2,123
Postretirement benefits                                               5,086             4,728
Miscellaneous                                                         2,729             2,736
                                                                 -----------       -----------
Total                                                               132,711           129,782
                                                                 -----------       -----------

TOTAL CAPITALIZATION AND LIABILITIES                             $  526,590        $  524,662
                                                                 ===========       ===========

The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1996 vs. FIRST QUARTER 1995


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the first quarter of 1996 was $2.7 million, compared to $2.4 million for the same quarter of 1995. This 13.2% increase in earnings is principally the result of an increase in retail revenues and a decrease in interest expense offset somewhat by an increase in operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                 Increase (Decrease)
                                         -------------------------------------
                                         (in thousands)              %
Revenues................................      $4,351                 9.7
Fuel expense............................       2,599               192.5
Interest on long-term debt..............        (215)               (6.9)


     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues for the first quarter of 1996 increased approximately $466,000, compared to the corresponding period of 1995. The increase in revenues was influenced most heavily by an increase in the amount of retail energy sold. For the first three months of 1996, total retail kilowatt-hour sales increased 6.1% over the same period of 1995, and retail revenues, excluding fuel revenues, increased approximately $767,000. Colder-than-normal winter weather and a slight increase in the number of customers served accounted for most of the 13.8% increase in residential demand and 11% increase commercial demand. Kilowatt-hour sales to the industrial sector were down 8.8% and industrial revenues were down 6.2%, primarily due to a reduction in the production schedule, and hence energy requirements, of one of SAVANNAH's major industrial customers and the implementation of new time-of-use rates for industrial customers in the first quarter of 1996.

     Fuel expense. The increase in fuel expense for the first quarter of 1996 as compared to the same quarter of 1995 can be attributed to higher generation necessary to meet the increased demand for electricity, partially offset by a lower average cost of fuel.

     Interest on long-term debt. Interest on long-term debt decreased in the first quarter of 1996 as compared to the same period of 1995 primarily as a result of the replacement by SAVANNAH, during the second quarter of 1995, of its 9 1/4% first mortgage bonds with 7 7/8% first mortgage bonds and variable rate bank notes.

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

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SAVANNAH in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other important environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of SAVANNAH in the Form 10-K.

     Reference is made to Notes (B), (O) and (P) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

The major change in SAVANNAH's financial condition during the first three months of 1996 was the addition of approximately $6.7 million to utility plant. The funds for these additions and other capital requirements were derived primarily from internal sources and bank debt. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first three months of 1996, SAVANNAH issued no new securities and retired $1.2 million of its 9 3/8% first mortgage bonds to meet sinking fund requirements. SAVANNAH entered into arrangements with the Savannah Economic Development Authority to provide for the financing of a new coal handling facility at Plant Kraft. The related capitalized lease amount at March 31, 1996 was $7.0 million.

     SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SAVANNAH under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of SAVANNAH's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and long-term debt maturities. Approximately $0.6 million will be required by March 31, 1997, for maturities of long-term debt.

Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, SAVANNAH expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1998. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, SAVANNAH had at March 31, 1996, approximately $0.7 million of cash and cash equivalents and approximately $37.0 million of unused credit arrangements with banks. At March 31, 1996, SAVANNAH had outstanding $3.5 million of short-term notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


  Registrant                             Applicable Notes

  SOUTHERN                               A, B, C, D, E, F, G, H, I, J, K, L, N

  ALABAMA                                A, B, C, F, G, H

  GEORGIA                                A, B, C, F, I, J, K, L, M, N

  GULF                                   A, B, F

  MISSISSIPPI                            A, B, F

  SAVANNAH                               A, B, O, P

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in each registrant's latest annual report on Form 10-K. Certain prior-period amounts have been reclassified to conform with current-period presentation.

        The condensed financial statements of ALABAMA and GEORGIA included herein have been reviewed by ALABAMA's and GEORGIA's independent public accountants as set forth in their reports included herein as Exhibit 1 to ALABAMA's and GEORGIA's condensed financial statements.

(B) SOUTHERN's operating affiliates are subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities, and determine if any other assets have been impaired. For additional information, see Note 1 to the financial statements of each registrant in Item 8 of the Form 10-K.

(C) The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry--including SOUTHERN's--regarding the recognition, measurement and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the FASB has decided to review the accounting for liabilities related to closure and removal of long-lived assets, including nuclear decommissioning. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN, ALABAMA and GEORGIA in Item 7 and Note 1 to the financial statements of SOUTHERN, ALABAMA and GEORGIA under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.

(D) The SOUTHERN system utilizes certain financial derivative contracts solely for the purpose of risk management. The companies' participation in derivative contracts has been to hedge non-core business exposure to fluctuations in interest rates and foreign currency exchange rates. At March 31, 1996, the status of outstanding derivative contracts was as follows:

                                    Maturity or         Notional    Unrealized
                  Type              Termination          Amount     Gain (Loss)
                  ----              -----------         --------    -----------
                                                             (in thousands)
      Interest rate swaps           1999-2006           $423,503       $4,233
      Foreign currency forwards     Renewed monthly      386,724          464

(E)   Reference  is made to Note 3 to the  financial  statements  of SOUTHERN in
      Item 8 of the Form 10-K for a description of the proceedings related to a derivative action filed against certain current and former directors and officers of SOUTHERN.

(F) Reference is made to Note 3 to each of the registrant's, except SAVANNAH's, financial statements in Item 8 of the Form 10-K for a discussion of the proceedings initiated by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts.

(G) In June 1995, the Alabama PSC issued a rate order granting ALABAMA's request for gradual adjustments to move toward parity among customer classes. This order also calls for a moratorium on any periodic retail rate increases (but not decreases) until July 2001. In December 1995, the Alabama PSC issued an order authorizing ALABAMA to reduce balance sheet items--such as plant and deferred charges--at any time ALABAMA's actual base rate revenues exceed the budgeted revenues. Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for additional information.

(H) In January 1996, Alabama Power Capital Trust I (the "Trust"), of which ALABAMA owns all the common securities, issued $97 million of 7.375% mandatory redeemable preferred securities. Substantially all of the assets of the Trust are $100 million aggregate principal amount of ALABAMA's 7.375% Junior Subordinated Notes due March 31, 2026. ALABAMA considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by ALABAMA of the Trust's payment obligations with respect to the preferred securities.

(I) On February 16, 1996, the Georgia PSC approved a three-year retail rate plan for GEORGIA effective January 1, 1996. For additional information, reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K.

(J) Pursuant to orders from the Georgia PSC, GEORGIA deferred financing and depreciation costs under phase-in plans for Plant Vogtle Units 1 and 2 until the allowed investment was fully reflected in rates as of October 1991. In addition, the Georgia PSC issued two separate accounting orders that required GEORGIA to defer substantially all operating and financing costs related to both units until rate orders addressed these costs. The Georgia PSC orders provide for recovery of deferred costs within 10 years. The Georgia PSC also ordered GEORGIA to levelize declining capacity buyback expense from the co-owners of the plant over a six-year period beginning October 1991. The unamortized balance of these deferred costs at March 31, 1996, was $273.9 million. See Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K for additional information.

(K) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning the recovery by GEORGIA of its costs associated with the Rocky Mountain pumped storage hydroelectric plant.

(L) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding recovery by GEORGIA of its costs associated with its discontinued demand-side conservation programs.

(M) Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K for information regarding joint complaints filed by OPC and MEAG seeking recovery from GEORGIA for alleged partial requirements rates overcharges plus interest.

(N) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(O)   Reference  is made to Note 3 to the  financial  statements  of SAVANNAH in
      Item 8 of the Form 10-K for information regarding SAVANNAH's discontinued demand-side conservation programs.

(P) SAVANNAH is currently undergoing an earnings review by the Georgia PSC, and to date, the Georgia PSC has made no determination.

PART II       -  OTHER INFORMATION


Item 1.          Legal Proceedings.

                 (1)    Reference  is  made  to  the  Notes  to  the   Condensed
                        Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.

                 (2) Reference is made to Item 3 - LEGAL PROCEEDINGS in the Form 10-K for information regarding a tax deficiency notice received from the Internal Revenue Service relating to GEORGIA's tax accounting for the sale in 1984 of an interest in Plant Vogtle and related capacity and energy buyback commitments.

                 (3) Reference is made to Item 3 - LEGAL PROCEEDINGS in the Form 10-K for information regarding an action filed by ALABAMA, GEORGIA and MISSISSIPPI in January 1996 which seeks to enjoin the TVA from violating a 1959 act that prohibits the TVA from selling power outside the area that was being served by it in 1957.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)    Exhibits.

                        Exhibit 24 -  Powers of Attorney and resolutions.
                                      (Designated in the Form 10-K for the year ended December 31, 1995, File Nos. 1-3526, 1-3164, 1-6468, 0-2429, 0-6849 and 1-5072
                                      as Exhibits 24(a), 24(b), 24(c), 24(d),
                                      24(e) and 24(f), respectively, and
                                      incorporated herein by reference.)

                        Exhibits 27 - Financial Data Schedules
                                      (a)    SOUTHERN
                                      (b)    ALABAMA
                                      (c)    GEORGIA
                                      (d)    GULF
                                      (e)    MISSISSIPPI
                                      (f)    SAVANNAH

                 (b)    Reports on Form 8-K.

                        GULF filed a Current Report on Form 8-K dated January 17, 1996:
                              Items reported:              Item 5
                                                           Item 7
                              Financial statements filed:  None

                        SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH each filed a Current Report on Form 8-K dated February 21, 1996:
                              Item reported:               Item 7
                              Financial statements filed:  Each registrant's
                                audited financial statements for the year ended December 31, 1995

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

          THE SOUTHERN COMPANY

     By   A. W. Dahlberg
          Chairman, President and Chief Executive Officer
          (Principal Executive Officer)

     By   W. L. Westbrook
          Financial Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                             Date:  May 13, 1996

- - --------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          ALABAMA POWER COMPANY

     By   Elmer B. Harris
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   William B. Hutchins, III
          Executive Vice President and Chief Financial Officer
          (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                             Date:  May 13, 1996

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

          GEORGIA POWER COMPANY

     By   H. Allen Franklin
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Warren Y. Jobe
          Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                             Date:  May 13, 1996

- - --------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          GULF POWER COMPANY

     By   Travis J. Bowden
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   A. E. Scarbrough
          Vice President - Finance
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                             Date:  May 13, 1996

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          MISSISSIPPI POWER COMPANY

     By   Dwight H. Evans
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Michael W. Southern
          Vice President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                             Date:  May 13, 1996

- - --------------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

          SAVANNAH ELECTRIC AND POWER COMPANY

     By   Arthur M. Gignilliat, Jr.
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Kirby R. Willis
          Vice President, Treasurer and Chief Financial Officer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                             Date:  May 13, 1996