Form 10-Q
period 1996-06-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1996-08-12
CIK 92122, 3153, 41091, 44545, 66904, 86940

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 1996
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

Commission       Registrant, State of Incorporation,      I.R.S. Employer
File Number      Address and Telephone Number             Identification No.
- -----------      -----------------------------------      ------------------

   1-3526        The Southern Company                         58-0690070
                 (A Delaware Corporation)
                 270 Peachtree Street, N.W.
                 Atlanta, Georgia 30303
                 (770) 393-0650

   1-3164        Alabama Power Company                        63-0004250
                 (An Alabama Corporation)
                 600 North 18th Street
                 Birmingham, Alabama 35291
                 (205) 250-1000

   1-6468        Georgia Power Company                        58-0257110
                 (A Georgia Corporation)
                 333 Piedmont Avenue, N.E.
                 Atlanta, Georgia 30308
                 (404) 526-6526

   0-2429        Gulf Power Company                           59-0276810
                 (A Maine Corporation)
                 500 Bayfront Parkway
                 Pensacola, Florida 32501
                 (904) 444-6111

   0-6849        Mississippi Power Company                    64-0205820
                 (A Mississippi Corporation)
                 2992 West Beach
                 Gulfport, Mississippi 39501
                 (601) 864-1211

   1-5072        Savannah Electric and Power Company          58-0418070
                 (A Georgia Corporation)
                 600 East Bay Street
                 Savannah, Georgia 31401
                 (912) 232-7171

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


                                     Description of          Shares Outstanding
Registrant                           Common Stock            at July 31, 1996
- ----------                           --------------          ------------------

The Southern Company                 Par Value $5 Per Share        673,651,015
Alabama Power Company                Par Value $40 Per Share         5,608,955
Georgia Power Company                No Par Value                    7,761,500
Gulf Power Company                   No Par Value                      992,717
Mississippi Power Company            Without Par Value               1,121,000
Savannah Electric and Power Company  Par Value $5 Per Share         10,844,635

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


                                               INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                                           June 30, 1996
                                                                                                                    Page
                                                                                                                   Number
                                                                                                                   ------
DEFINITIONS..............................................................................................            4
                                                   PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited) and
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income..............................................            6
                Condensed Consolidated Statements of Cash Flows..........................................            7
                Condensed Consolidated Balance Sheets....................................................            8
                Management's Discussion and Analysis of Results of Operations and Financial Condition....           10
             Alabama Power Company
                Condensed Statements of Income...........................................................           15
                Condensed Statements of Cash Flows.......................................................           16
                Condensed Balance Sheets.................................................................           17
                Management's Discussion and Analysis of Results of Operations and Financial Condition....           19
                Exhibit 1 - Report of Independent Public Accountants.....................................           22
             Georgia Power Company
                Condensed Statements of Income...........................................................           24
                Condensed Statements of Cash Flows.......................................................           25
                Condensed Balance Sheets.................................................................           26
                Management's Discussion and Analysis of Results of Operations and Financial Condition....           28
                Exhibit 1 - Report of Independent Public Accountants.....................................           32
             Gulf Power Company
                Condensed Statements of Income...........................................................           34
                Condensed Statements of Cash Flows.......................................................           35
                Condensed Balance Sheets.................................................................           36
                Management's Discussion and Analysis of Results of Operations and Financial Condition....           38
             Mississippi Power Company
                Condensed Statements of Income...........................................................           42
                Condensed Statements of Cash Flows.......................................................           43
                Condensed Balance Sheets.................................................................           44
                Management's Discussion and Analysis of Results of Operations and Financial Condition....           46
             Savannah Electric and Power Company
                Condensed Statements of Income...........................................................           50
                Condensed Statements of Cash Flows.......................................................           51
                Condensed Balance Sheets.................................................................           52
                Management's Discussion and Analysis of Results of Operations and Financial Condition....           54
             Notes to the Condensed Financial Statements.................................................           57
                                                    PART II - OTHER INFORMATION
Item 1.  Legal Proceedings...............................................................................           62
Item 2.  Changes in Securities........................................................................... Inapplicable
Item 3.  Defaults Upon Senior Securities................................................................. Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders.............................................           62
Item 5.  Other Information............................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K................................................................           64
         Signatures .....................................................................................           66


                                   DEFINITIONS


TERM                       MEANING

ALABAMA...............     Alabama Power Company
Clean Air Act ........     Clean Air Act Amendments of 1990
ECO Plan..............     Environmental Compliance Overview Plan
Energy Act............     Energy Policy Act of 1992
EWG...................     Exempt wholesale generator
FASB..................     Financial Accounting Standards Board
FERC..................     Federal Energy Regulatory Commission
Form 10-K.............     Combined Annual Report on Form 10-K of SOUTHERN,
                           ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH for
                           the year ended December 31, 1995
FUCO..................     Foreign utility company
GEORGIA...............     Georgia Power Company
GULF..................     Gulf Power Company
MEAG..................     Municipal Electric Authority of Georgia
MISSISSIPPI...........     Mississippi Power Company
OPC...................     Oglethorpe Power Corporation
PEP...................     Performance Evaluation Plan
PSC...................     Public Service Commission
SAVANNAH..............     Savannah Electric and Power Company
SEC...................     Securities and Exchange Commission
SEI...................     Southern Electric International, Inc.
SOUTHERN..............     The Southern Company
SWEB..................     South Western Electricity plc (United Kingdom)
TVA...................     Tennessee Valley Authority

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                 For the Three Months                For the Six Months
                                                                     Ended June 30,                   Ended June 30,
                                                                 --------------------                ------------------
                                                                 1996             1995              1996             1995
                                                                 ----             ----              ----             ----
OPERATING REVENUES                                          $   2,538,568    $   2,183,570     $   4,954,186    $   4,112,613
                                                            --------------   --------------    --------------   --------------
OPERATING EXPENSES:
Operation--
     Fuel                                                         555,323          545,766         1,057,951          995,548
     Purchased power                                              223,163           70,551           494,660          129,089
     Other                                                        443,132          390,012           867,710          750,025
Maintenance                                                       196,722          162,896           383,099          322,308
Depreciation and amortization                                     247,285          216,720           492,131          429,041
Amortization of deferred Plant Vogtle costs (Note K)               33,234           29,793            66,993           57,950
Taxes other than income taxes                                     152,306          121,432           320,951          244,880
Income taxes                                                      218,877          193,451           384,828          345,444
                                                            --------------   --------------    --------------   --------------
Total operating expenses                                        2,070,042        1,730,621         4,068,323        3,274,285
                                                            --------------   --------------    --------------   --------------
OPERATING INCOME                                                  468,526          452,949           885,863          838,328
OTHER INCOME:
Allowance for equity funds used during construction                   184            1,885             1,044            5,004
Interest income                                                    12,080              477            27,807            8,379
Other, net                                                        (20,033)          13,950           (12,309)             459
Income taxes applicable to other income                            33,664           (6,641)           35,852            5,039
                                                            --------------   --------------    --------------   --------------
INCOME BEFORE INTEREST CHARGES                                    494,421          462,620           938,257          857,209
                                                            --------------   --------------    --------------   --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                        123,578          137,103           263,346          273,501
Allowance for debt funds used during construction                  (5,478)          (5,391)          (10,789)         (11,239)
Interest on notes payable                                          42,260           14,793            64,807           28,391
Amortization of debt discount, premium and expense, net             7,965            7,822            20,940           15,941
Other interest charges                                             15,747           15,110            35,792           25,434
Minority interest in subsidiaries                                   1,382            3,416               826            6,622
Preferred dividends of subsidiary companies                        21,707           22,253            43,200           44,703
                                                            --------------   --------------    --------------   --------------
Net interest charges and other, net                               207,161          195,106           418,122          383,353
                                                            --------------   --------------    --------------   --------------

CONSOLIDATED NET INCOME                                     $     287,260    $     267,514     $     520,135    $     473,856
                                                            ==============   ==============    ==============   ==============


AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING (Thousands)                         671,757          665,670           670,931          663,532

EARNINGS PER SHARE OF COMMON STOCK                                  $0.43            $0.40             $0.78            $0.71

CASH DIVIDENDS PAID PER SHARE
     OF COMMON STOCK                                               $0.315           $0.305             $0.63            $0.61






        The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                                        6






                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)
                                                                              For the Six Months
                                                                                 Ended June 30,
                                                                              ------------------
                                                                            1996               1995
                                                                            ----               ----
OPERATING ACTIVITIES:
Consolidated net income                                               $       520,135      $   473,856
Adjustments to reconcile net income to net cash provided by
     operating activities--
         Depreciation and amortization                                        603,643          536,079
         Deferred income taxes and investment tax credits                       9,265           29,591
         Allowance for equity funds used during construction                   (1,044)          (5,004)
         Amortization of deferred Plant Vogtle costs (Note K)                  66,993           57,950
         Gain on asset sales                                                  (24,965)         (23,228)
         Other, net                                                            45,328           54,000
         Changes in certain current assets and liabilities--
            Receivables, net                                                  (66,659)         (17,212)
            Fossil fuel stock                                                   9,564          (13,085)
            Materials and supplies                                             16,630           14,949
            Prepayments                                                       (48,522)         (53,272)
            Payables                                                         (102,684)        (266,880)
            Customer deposits                                                 (84,412)           3,098
            Other                                                             (54,107)         117,404
                                                                      ----------------     ------------
Net cash provided from operating activities                                   889,165          908,246
                                                                      ----------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                     (642,501)        (634,641)
Sales of property                                                              20,895          131,099
Other                                                                         (97,653)          27,621
                                                                      ----------------     ------------
Net cash used for investing activities                                       (719,259)        (475,921)
                                                                      ----------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Common stock                                                              95,826          186,535
     Preferred securities                                                      97,000                -
     First mortgage bonds                                                      60,000           90,000
     Pollution control bonds                                                   84,620          198,535
     Other long-term debt                                                     644,148          107,977
Retirements--
     Preferred stock                                                                -           (1,000)
     First mortgage bonds                                                    (284,574)        (171,356)
     Pollution control bonds                                                  (40,115)        (198,625)
     Other long-term debt                                                  (1,422,917)        (109,599)
Special deposits-redemption funds                                             (51,345)        (135,933)
Notes payable, net                                                            920,124          (11,972)
Payment of common stock dividends                                            (422,353)        (404,926)
Miscellaneous                                                                  (3,155)          (5,574)
                                                                      ----------------     ------------
Net cash used for financing activities                                       (322,741)        (455,938)
                                                                      ----------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (152,835)         (23,613)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              772,340          139,309
                                                                      ----------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $       619,505      $   115,696
                                                                      ================     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                             $       344,035      $   305,783
     Income taxes                                                             303,355          245,202

     The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                                        7





                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                         At June 30,
                                                                            1996              At December 31,
                                                                         (Unaudited)               1995
                                                                       ----------------       ----------------
UTILITY PLANT:
Plant in service                                                       $    32,552,367        $    31,878,166
Less accumulated provision for depreciation                                 10,524,099             10,067,081
                                                                       ----------------       ----------------
                                                                            22,028,268             21,811,085
Nuclear fuel, at amortized cost                                                235,031                225,386
Construction work in progress                                                  821,973                989,808
                                                                       ----------------       ----------------
Total                                                                       23,085,272             23,026,279
                                                                       ----------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Argentine operating concession, being amortized                                424,291                431,212
Goodwill                                                                       292,055                343,897
Nuclear decommissioning trusts                                                 245,901                200,641
Miscellaneous                                                                  343,218                317,103
                                                                       ----------------       ----------------
Total                                                                        1,305,465              1,292,853
                                                                       ----------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                      619,505                772,340
Special deposits                                                                51,345                156,114
Receivables, less accumulated provisions for uncollectible accounts
     of $34,847 at June 30, 1996 and $37,119 at December 31, 1995            1,432,615              1,362,912
Fossil fuel stock, at average cost                                             317,104                326,669
Materials and supplies, at average cost                                        539,544                551,546
Prepayments                                                                    327,616                265,988
Vacation pay deferred                                                           78,285                 74,135
                                                                       ----------------       ----------------
Total                                                                        3,366,014              3,509,704
                                                                       ----------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                     1,350,066              1,386,116
Deferred Plant Vogtle costs (Note K)                                           240,645                307,638
Debt expense, being amortized                                                   65,849                 68,539
Premium on reacquired debt, being amortized                                    283,800                294,825
Miscellaneous                                                                  643,749                636,327
                                                                       ----------------       ----------------
Total                                                                        2,584,109              2,693,445
                                                                       ----------------       ----------------

TOTAL ASSETS                                                           $    30,340,860        $    30,522,281
                                                                       ================       ================









    The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                                        8






                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                           At June 30,
                                                                              1996              At December 31,
                                                                           (Unaudited)                1995
                                                                         ----------------       ---------------
CAPITALIZATION:
Common stock, par value $5 per share -
     Authorized -- 1 billion shares;
     Outstanding -- June 30, 1996: 673,649,062 shares
                 -- December 31, 1995: 669,542,914 shares                $     3,368,245        $     3,347,715
Paid-in capital                                                                1,987,058              1,940,823
Retained earnings                                                              3,580,409              3,483,624
                                                                         ----------------       ----------------
                                                                               8,935,712              8,772,162
Preferred stock of subsidiaries                                                1,257,203              1,332,203
Subsidiary obligated mandatorily redeemable preferred securities                 197,000                100,000
Long-term debt                                                                 7,478,399              8,274,012
                                                                         ----------------       ----------------
Total                                                                         17,868,314             18,478,377
                                                                         ----------------       ----------------

CURRENT LIABILITIES:
Preferred stock of subsidiaries due within one year                               75,000                      -
Long-term debt due within one year                                               187,764                508,572
Notes payable                                                                  2,589,862              1,669,738
Accounts payable                                                                 656,297                785,490
Customer deposits                                                                132,232                216,644
Taxes accrued--
     Income taxes                                                                 58,953                 92,684
     Other                                                                       202,592                178,807
Interest accrued                                                                 199,391                199,112
Vacation pay accrued                                                             104,598                 99,678
Miscellaneous                                                                    444,023                530,461
                                                                         ----------------       ----------------
Total                                                                          4,650,712              4,281,186
                                                                         ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              4,690,977              4,611,081
Deferred credits related to income taxes                                         908,601                935,611
Accumulated deferred investment tax credits                                      804,306                820,127
Minority interest in subsidiaries                                                223,298                230,500
Prepaid capacity revenues                                                        127,220                131,186
Department of Energy assessments                                                  86,113                 86,113
Disallowed Plant Vogtle capacity buyback costs                                    57,550                 58,514
Storm damage reserves                                                             33,288                 30,777
Miscellaneous                                                                    890,481                858,809
                                                                         ----------------       ----------------
Total                                                                          7,821,834              7,762,718
                                                                         ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                     $    30,340,860        $    30,522,281
                                                                         ================       ================




    The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                                       AND
                     YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


RESULTS OF OPERATIONS

Earnings

SOUTHERN's consolidated net income for the second quarter and year-to-date 1996 was $287 million ($0.43 per share) and $520 million ($0.78 per share), respectively, compared to $268 million ($0.40 per share) and $474 million ($0.71 per share) for the corresponding periods of 1995. This resulted in a consolidated net income increase of 7.4% for the quarter and 9.8% year-to-date. Colder-than-normal weather during the first three months of 1996 coupled with warmer-than-usual weather during late spring and early summer increased the demand for electricity by residential and commercial customers which positively affected earnings of the core business. The performance of the SEI-related portion of the business (primarily resulting from the acquisition of SWEB in the third quarter of 1995) also contributed to the improvement in 1996 earnings. (Reference is made to Note 14 of SOUTHERN's financial statements in Item 8 of the Form 10-K for additional information regarding the acquisition of SWEB. Reference is also made to "Future Earnings Potential" below relating to the sale, in July 1996, of a 25% share of SWEB to PP&L Resources, Inc.)

     SOUTHERN's core business is primarily represented by its five domestic electric utility operating companies, which provide electric service in four Southeastern states. Another significant portion of SOUTHERN's business is represented by SEI, which owns and manages international and domestic businesses for SOUTHERN. Businesses acquired by SEI have been included in the consolidated statements of income since the date of acquisition. Certain changes in operating revenues and expenses from the prior period are the result of such acquisitions.

     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     --------------------------------------------------------------
                                                             Second Quarter                  Year-To-Date
                                                     ------------------------------- ------------------------------
                                                       (in thousands)        %       (in thousands)          %
Operating revenues...............................        $354,998           16.3         $841,573           20.5
Purchased power expense..........................         152,612          216.3          365,571          283.2
Maintenance expense..............................          33,826           20.8           60,791           18.9
Depreciation and amortization expense............          30,565           14.1           63,090           14.7
Taxes other than income taxes....................          30,874           25.4           76,071           31.1
Interest on long-term debt.......................         (13,525)          (9.9)         (10,155)          (3.7)
Interest on notes payable........................          27,467          185.7           36,416          128.3

     Operating revenues. The increase in operating revenues of the core business was influenced most heavily by an increase in the amount of retail energy sold. For the second quarter and year-to-date 1996, total retail kilowatt-hour sales increased 4.7% and 6.3%, respectively, over the same periods of 1995. Retail revenues, excluding those revenues which represent the pass-through of fuel and certain other expenses and do not affect income, increased $58 million for the second quarter and $127 million year-to-date 1996. Residential energy sales for the second quarter and year-to-date 1996 increased 7.6% and 10.3%, respectively,

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


primarily due to favorable weather conditions and an increase in the number of customers served. The same factors affected commercial energy sales for the second quarter and year-to-date 1996, which increased 5.8% and 7.9%, respectively. Weather was also a factor in increased wholesale energy sales, which were up 8.6% and 17.6% compared to the corresponding periods of 1995. However, capacity revenues from off-system sales were down $2 million for the second quarter and $20 million year-to-date 1996 primarily due to the scheduled decline in megawatts of capacity under long-term contracts compared to the previous periods of 1995. For the second quarter and year-to-date 1996, operating revenues applicable to SEI-related activities increased by $279 million and $636 million, respectively, as compared to the corresponding periods of 1995. The primary reason for these increases relates to the acquisition of SWEB.

     Purchased power expense. The substantial increase in purchased power expense is attributable to SEI-related activities, specifically, SWEB's operations. (SWEB's main business is the distribution of electricity. It must purchase essentially all of its power.) Purchased power expense in the core business increased only 2.5% or $1 million for the second quarter and 3.5% or $4 million for year-to-date 1996.

     Maintenance expense. Maintenance expense related to the core business increased $21 million or 12.9% for the second quarter and $33 million or 10.3% for year-to-date 1996 compared to the corresponding periods of 1995 due to the timing of scheduled maintenance performed on generating units. SEI-related activities accounted for the remainder.

     Depreciation and amortization expense. Depreciation and amortization expense in the core business increased $14 million or 6.9% for the second quarter and $31 million or 7.6% for year-to-date 1996 compared to the corresponding periods of 1995 mainly due to accelerated depreciation of generating plants and additional plant investment.
SEI-related activities accounted for the remainder.

     Taxes other than income taxes. For the second quarter and year-to-date 1996, taxes other than income taxes associated with the core business increased $1 million or 1.1% and $11 million or 4.5%, respectively, compared to the corresponding periods of 1995 primarily due to higher municipal and county franchise taxes resulting from increased sales. SEI-related activities accounted for the remainder.

     Interest on long-term debt. After excluding those amounts attributable to SEI-related business activities, interest on long-term debt in the core business decreased $20 million (15.4%) for the second quarter and $38 million (14.7%) year-to-date 1996 compared to the corresponding periods of 1995 reflecting the redemption and refinancing of long-term debt by the operating companies.

     Interest on notes payable. After excluding those amounts attributable to SEI-related business activities, interest on notes payable increased $2 million or 16.6% for the current quarter and $8 million or 29.6% year-to-date 1996 reflecting higher amounts of short-term debt outstanding.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment, with SEI and other business becoming more significant.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     With respect to SEI-related activities, SOUTHERN received, in April 1996, an order from the SEC which in effect allows it to use the proceeds from financings to increase its aggregate investment in EWGs and FUCOs up to an amount not exceeding 100% of SOUTHERN's consolidated retained earnings. At June 30, 1996, SOUTHERN's consolidated retained earnings amounted to $3,580 million, and its aggregate investment in EWGs and FUCOs amounted to $1,275 million. For additional information relating to SOUTHERN's SEI-related and other business activities, see Item 1 - BUSINESS - "New Business Development" in the Form 10-K. In addition to the discussion in the Form 10-K relating to SWEB, on July 1, 1996, SEI sold, indirectly, a 25% share in SWEB to PP&L Resources, Inc. for some $185 million.

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

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS "Environmental Matters" of SOUTHERN in the Form 10-K.

     Reference is made to Notes (B),  (C),  (E),  (F),  (H), (J), (K), (L), (M),
(O), (P) and (S) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

The major change in SOUTHERN's financial condition during the first half of 1996 was the addition of approximately $643 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and increased short-term debt. See SOUTHERN's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first half of 1996, the operating companies sold $60 million of first mortgage bonds, and through public authorities, $85 million of pollution control revenue bonds. Retirements, including maturities, of the operating companies' first mortgage bonds and pollution control revenue bonds totaled $322 million. A subsidiary of ALABAMA formed as a statutory business trust sold $97 million of trust preferred securities guaranteed by ALABAMA and loaned the proceeds of such securities to ALABAMA. See Note (I) to the Condensed Financial Statements herein for further details.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     During the first half of 1996, SOUTHERN raised $96 million from the issuance of new common stock under SOUTHERN's various stock plans. The market price of SOUTHERN's common stock at June 30, 1996 was $24.625 per share and the book value was $13.26 per share, representing a market-to-book ratio of 186 percent, compared to $24.625, $13.10 and 188 percent, respectively, at the end of 1995. The dividend for the second quarter of 1996 was 31.5 cents per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SOUTHERN under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturing debt. Approximately $203 million will be required by June 30, 1997, for present sinking fund requirements, redemption of preferred stock and maturities of long-term debt. Also, the operating subsidiaries plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

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

     To meet short-term cash needs and contingencies, the SOUTHERN system had at June 30, 1996, approximately $620 million of cash and cash equivalents and approximately $4.0 billion of unused credit arrangements with banks (including $745 million of such arrangements under which borrowings may be made only to fund purchase obligations of the operating companies relating to variable rate pollution control bonds). At June 30, 1996, the system companies had outstanding approximately $1.4 billion of short-term notes payable and $1.2 billion of commercial paper. Since SOUTHERN's construction program with respect to major generating projects in the core business has been completed, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) to the Condensed Financial Statements herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY

                              ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                   For the Three Months              For the Six Months
                                                                      Ended June 30,                   Ended June 30,
                                                                   --------------------              ------------------
                                                                   1996            1995             1996             1995
                                                                   ----            ----             ----             ----
OPERATING REVENUES:
Revenues                                                       $   727,843     $   735,190     $   1,383,244    $   1,354,160
Revenues from affiliates                                            51,744          17,863           129,152           45,664
                                                               ------------    ------------    --------------   --------------
Total operating revenues                                           779,587         753,053         1,512,396        1,399,824
                                                               ------------    ------------    --------------   --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                          211,020         196,419           422,649          353,608
     Purchased power from non-affiliates                            10,889           6,592            19,856            9,211
     Purchased power from affiliates                                24,017          29,723            39,863           52,684
     Other                                                         134,187         124,672           251,184          237,395
Maintenance                                                         68,059          59,345           130,993          123,230
Depreciation and amortization                                       79,819          76,374           159,717          152,831
Taxes other than income taxes                                       43,673          44,031            93,737           91,709
Federal and state income taxes                                      56,250          58,212           100,672           98,522
                                                               ------------    ------------    --------------   --------------
Total operating expenses                                           627,914         595,368         1,218,671        1,119,190
                                                               ------------    ------------    --------------   --------------
OPERATING INCOME                                                   151,673         157,685           293,725          280,634
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                     32           1,002               433            2,259
Income from subsidiary                                                 967           1,037             1,941            1,875
Interest income                                                      5,315          (3,975)           14,985              920
Other, net                                                         (14,996)         (3,564)          (22,619)         (11,374)
Income taxes applicable to other income                             14,465           3,269            14,095            7,999
                                                               ------------    ------------    --------------   --------------
INCOME BEFORE INTEREST CHARGES                                     157,456         155,454           302,560          282,313
                                                               ------------    ------------    --------------   --------------
INTEREST CHARGES:
Interest on long-term debt                                          42,312          45,547            84,888           90,947
Allowance for debt funds used during construction                   (1,846)         (1,629)           (3,722)          (3,670)
Interest on interim obligations                                      5,751           4,864            11,478            8,870
Amortization of debt discount, premium and expense, net              2,272           2,525             9,644            5,044
Other interest charges                                               6,564           8,402            18,098           13,193
                                                               ------------    ------------    --------------   --------------
Net interest charges                                                55,053          59,709           120,386          114,384
                                                               ------------    ------------    --------------   --------------
NET INCOME                                                         102,403          95,745           182,174          167,929
DIVIDENDS ON PREFERRED STOCK                                         6,625           6,819            13,237           13,675
                                                               ------------    ------------    --------------   --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                              $    95,778     $    88,926     $     168,937    $     154,254
                                                               ============    ============    ==============   ==============










        The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                       15





                              ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                               For the Six Months
                                                                                                  Ended June 30,
                                                                                               ------------------
                                                                                           1996                1995
                                                                                           ----                ----
OPERATING ACTIVITIES:
Net income                                                                          $       182,174      $       167,929
Adjustments to reconcile net income to net cash provided by
     operating activities--
         Depreciation and amortization                                                      198,735              180,282
         Deferred income taxes and investment tax credits, net                               (2,830)              10,745
         Allowance for equity funds used during construction                                   (433)              (2,259)
         Other, net                                                                          17,395               53,649
         Changes in certain current assets and liabilities--
            Receivables, net                                                                (27,979)             (25,487)
            Inventories                                                                       6,925               (5,434)
            Payables                                                                        (54,441)            (125,287)
            Taxes accrued                                                                    26,521               28,522
            Energy cost recovery, retail                                                     29,781                9,633
            Other                                                                           (44,510)             (47,908)
                                                                                    ----------------     ----------------
Net cash provided from operating activities                                                 331,338              244,385
                                                                                    ----------------     ----------------
INVESTING ACTIVITIES:
Gross property additions                                                                   (221,021)            (246,744)
Other                                                                                       (33,413)             (34,490)
                                                                                    ----------------     ----------------
Net cash used for investing activities                                                     (254,434)            (281,234)
                                                                                    ----------------     ----------------
FINANCING ACTIVITIES:
Proceeds--
     Company obligated  mandatorily  redeemable  preferred securities of Alabama
         Power Capital Trust I holding Company Junior
         Subordinated Notes (Note I)                                                         97,000                    -
     Other long-term debt                                                                         -               50,000
Retirements--
     First mortgage bonds                                                                   (83,797)                   -
     Other long-term debt                                                                      (481)             (50,395)
Interim obligations, net                                                                     85,017              192,172
Payment of preferred stock dividends                                                        (13,261)             (13,830)
Payment of common stock dividends                                                          (152,400)            (141,400)
Miscellaneous                                                                                (3,031)              (1,506)
                                                                                    ----------------     ----------------
Net cash provided from (used for) financing activities                                      (70,953)              35,041
                                                                                    ----------------     ----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       5,951               (1,808)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             12,616               14,676
                                                                                    ----------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $        18,567      $        12,868
                                                                                    ================     ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                           $        94,323      $        93,677
     Income taxes                                                                            99,855               74,013





      The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                       16





                              ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                 At June 30,
                                                                    1996                At December 31,
                                                                 (Unaudited)                1995
                                                               ----------------       ------------------
UTILITY PLANT:
Plant in service                                               $    10,626,224        $    10,430,792
Less accumulated provision for depreciation                          3,989,130              3,838,093
                                                               ----------------       ----------------
                                                                     6,637,094              6,592,699
Nuclear fuel, at amortized cost                                         99,418                100,537
Construction work in progress                                          336,663                362,768
                                                               ----------------       ----------------
Total                                                                7,073,175              7,056,004
                                                               ----------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                         26,401                 27,232
Nuclear decommissioning trusts                                         125,364                108,368
Miscellaneous                                                           20,002                 19,156
                                                               ----------------       ----------------
Total                                                                  171,767                154,756
                                                               ----------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                               18,567                 12,616
Receivables--
     Customer accounts receivable                                      375,126                355,833
     Other accounts and notes receivable                                26,140                 28,082
     Affiliated companies                                               45,235                 41,819
     Accumulated provision for uncollectible accounts                   (1,027)                (1,212)
Refundable income taxes                                                  1,452                  2,635
Fossil fuel stock, at average cost                                     105,706                106,627
Materials and supplies, at average cost                                173,099                179,103
Prepayments                                                            164,790                116,331
Vacation pay deferred                                                   29,033                 29,458
                                                               ----------------       ----------------
Total                                                                  938,121                871,292
                                                               ----------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                               428,658                436,837
Debt expense, being amortized                                            7,631                  7,648
Premium on reacquired debt, being amortized                             81,999                 89,967
Uranium enrichment decontamination and decommissioning fund             40,282                 40,282
Miscellaneous                                                           92,579                 87,574
                                                               ----------------       ----------------
Total                                                                  651,149                662,308
                                                               ----------------       ----------------

TOTAL ASSETS                                                   $     8,834,212        $     8,744,360
                                                               ================       ================







    The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.





                              ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                         At June 30,
                                                                            1996             At December 31,
                                                                         (Unaudited)              1995
                                                                        --------------       ---------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $40 per share)--
     authorized 6,000,000 shares; outstanding 5,608,955 shares          $     224,358        $     224,358
Paid-in capital                                                             1,304,645            1,304,645
Premium on preferred stock                                                        146                  146
Retained earnings                                                           1,177,780            1,161,225
                                                                        --------------       --------------
                                                                            2,706,929            2,690,374
Preferred stock                                                               440,400              440,400
Company obligated mandatorily redeemable preferred securities of
     Alabama Power Capital Trust I holding Company Junior
     Subordinated Notes (Note I)                                               97,000                    -
Long-term debt                                                              2,373,060            2,374,948
                                                                        --------------       --------------
Total                                                                       5,617,389            5,505,722
                                                                        --------------       --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                930               84,682
Notes payable to banks                                                         15,000                    -
Commercial paper                                                              460,033              390,016
Accounts payable--
     Affiliated companies                                                      73,588               76,326
     Other                                                                    118,540              182,401
Customer deposits                                                              31,582               30,353
Taxes accrued--
     Federal and state income                                                   5,687               13,599
     Other                                                                     44,849               18,158
Interest accrued                                                               54,002               53,527
Vacation pay accrued                                                           29,033               29,458
Miscellaneous                                                                  89,661               70,543
                                                                        --------------       --------------
Total                                                                         922,905              949,063
                                                                        --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                           1,204,711            1,191,591
Accumulated deferred investment tax credits                                   299,681              305,372
Prepaid capacity revenues, net                                                127,220              131,186
Uranium enrichment decontamination and decommissioning fund                    36,620               36,620
Deferred credits related to income taxes                                      374,308              386,038
Natural disaster reserve                                                       19,983               17,959
Miscellaneous                                                                 231,395              220,809
                                                                        --------------       --------------
Total                                                                       2,293,918            2,289,575
                                                                        --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                    $   8,834,212        $   8,744,360
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



                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                                       AND
                     YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the second quarter and year-to-date 1996 was $95.8 million and $168.9 million, respectively, compared to $88.9 million and $154.3 million for the corresponding periods of 1995.
Earnings increased by 7.7% for the second quarter and by 9.5% year-to-date.

     Significant income statement items appropriate for discussion include the following:

                                                                             Increase (Decrease)
                                                           --------------------------------------------------------
                                                                Second Quarter                Year-To-Date
                                                           -------------------------- -----------------------------
                                                           (in thousands)       %     (in thousands)       %
Revenues.............................................          $(7,347)        (1.0)      $29,084            2.1
Revenues from affiliates.............................           33,881        189.7        83,488          182.8
Fuel expense.........................................           14,601          7.4        69,041           19.5
Interest income......................................            9,290        233.7        14,065        1,528.8
Other, net...........................................          (11,432)      (320.8)      (11,245)         (98.9)
Income taxes applicable to other income..............           11,196        342.5         6,096           76.2
Interest on long-term debt...........................           (3,235)        (7.1)       (6,059)          (6.7)

     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect net income, revenues for the second quarter 1996 increased $12.4 million and year-to-date 1996 increased $34.1 million, compared to the corresponding periods of 1995. The increase in revenues was influenced most heavily by an increase in the amount of retail energy sold. For year-to-date 1996, total retail kilowatt-hour sales increased 6.3% over the same period of 1995, and retail revenues, excluding fuel revenues, increased $36.2 million. Residential, commercial and industrial energy sales increased 10.1%, 11.4% and 1.3%, respectively. Weather and a strong economy in ALABAMA's service territory had a positive effect on retail sales.

     Revenues from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand, the availability, and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Fuel expense. The increase in fuel expense for the second quarter and year-to-date 1996 as compared to the corresponding periods of 1995 can be attributed to higher generation necessary to meet the increased demand for electricity.

     Interest income. Interest income was reduced in May 1995, pursuant to litigation, as a result of a charge of $9 million to reflect the refund of interest on the sales of merchandise by vendors other than ALABAMA. In addition, interest income increased approximately $5 million for year-to-date 1996 as the

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


result of the recognition of gains from the sales of securities from the nuclear decommissioning trust. This increase in income was offset by a concurrent recognition of other interest charges in accordance with FERC requirements.

     Other, net. For the second quarter 1996, donations, contributions and injuries and damages expenses were approximately $9.0 million higher than in the corresponding period of 1995. To a lesser extent, these same factors also contributed to the year-to-date 1996 period, in addition to a $5.6 million gain on the disposition of property which was recognized in 1995.

     Income taxes applicable to other income. In June 1996, ALABAMA donated certain nonutility property to the Economic Development Partnership of Alabama. This donation resulted in a reduction of income taxes applicable to other income of approximately $10.6 million.

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

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS "Environmental Matters" of ALABAMA in the Form 10-K.

     Reference is made to Notes (B), (C), (F), (H) and (S) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

The major change in ALABAMA's financial condition during the first half of 1996 was the addition of approximately $221.0 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities and an increase in short-term debt. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first quarter of 1996, maturities and redemptions of first mortgage bonds of ALABAMA totaled $83.8 million. Also, Alabama Power Capital Trust I, a statutory business trust established for the sole purpose of holding ALABAMA's junior subordinated notes and issuing preferred securities, sold $97,000,000 of its 7.375% trust preferred securities which are guaranteed by ALABAMA. See Note
(I) to the Condensed Financial Statements herein for further details. No additional securities were issued, redeemed or matured during the second quarter.

     ALABAMA will continue to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital, as market conditions permit.

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

     To meet short-term cash needs and contingencies, ALABAMA had at June 30, 1996, approximately $18.6 million of cash and cash equivalents and had committed lines of credit of approximately $608 million with regulatory authority for up to $750 million of short-term borrowing. At June 30, 1996, ALABAMA had outstanding $15.0 million of short-term notes payable to banks and $460.0 million of commercial paper. Since ALABAMA has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              ARTHUR ANDERSEN LLP





                                                                       Exhibit 1





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of June 30, 1996, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and condensed statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
August 8, 1996

                              GEORGIA POWER COMPANY

                              GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                     For the Three Months               For the Six Months
                                                                         Ended June 30,                    Ended June 30,
                                                                    ---------------------               ------------------
                                                                    1996              1995             1996              1995
                                                                    ----              ----             ----              ----
OPERATING REVENUES:
Revenues                                                       $   1,125,309     $   1,053,369    $   2,140,662     $   2,014,416
Revenues from affiliates                                               8,857            21,534           22,323            34,980
                                                               --------------    --------------   --------------    --------------
Total operating revenues                                           1,134,166         1,074,903        2,162,985         2,049,396
                                                               --------------    --------------   --------------    --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                            214,191           231,312          402,685           432,255
     Purchased power from non-affiliates                              40,852            47,142           77,772            88,714
     Purchased power from affiliates                                  57,281            28,155          122,757            57,885
     Provision for separation benefits                                 8,374             2,919           26,874             3,979
     Other                                                           195,459           176,313          361,003           337,986
Maintenance                                                           76,777            71,218          152,603           137,187
Depreciation and amortization                                        107,748            99,333          215,268           195,493
Amortization of deferred Plant Vogtle costs (Note K)                  33,234            29,793           66,993            57,950
Taxes other than income taxes                                         51,714            51,512          106,860           102,301
Federal and state income taxes                                       115,555           107,212          205,239           198,649
                                                               --------------    --------------   --------------    --------------
Total operating expenses                                             901,185           844,909        1,738,054         1,612,399
                                                               --------------    --------------   --------------    --------------
OPERATING INCOME                                                     232,981           229,994          424,931           436,997
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                        -               739              255             2,410
Equity in earnings of unconsolidated subsidiary                          968             1,037            1,941             1,875
Interest income                                                        2,013             2,388            2,914             2,669
Other, net                                                            (5,717)           23,099           (9,390)           17,365
Income taxes applicable to other income                                2,388           (14,869)           2,526           (11,308)
                                                               --------------    --------------   --------------    --------------
INCOME BEFORE INTEREST CHARGES                                       232,633           242,388          423,177           450,008
                                                               --------------    --------------   --------------    --------------
INTEREST CHARGES:
Interest on long-term debt                                            52,680            68,893          106,110           137,458
Allowance for debt funds used during construction                     (3,301)           (3,437)          (6,491)           (7,051)
Interest on interim obligations                                        6,118             6,703           11,157            12,120
Amortization of debt discount, premium and expense, net                3,625             4,096            7,472             8,016
Other interest charges                                                 7,383             5,444           12,748            10,326
                                                               --------------    --------------   --------------    --------------
Net interest charges                                                  66,505            81,699          130,996           160,869
                                                               --------------    --------------   --------------    --------------
NET INCOME                                                           166,128           160,689          292,181           289,139
DIVIDENDS ON PREFERRED STOCK                                          11,839            12,165           23,491            24,478
                                                               --------------    --------------   --------------    --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                              $     154,289     $     148,524    $     268,690     $     264,661
                                                               ==============    ==============   ==============    ==============








        The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                       24





                              GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                    For the Six Months
                                                                                       Ended June 30,
                                                                                    ------------------
                                                                                  1996               1995
                                                                                  ----               ----
OPERATING ACTIVITIES:
Net income                                                                   $     292,181      $     289,139
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                             264,814            246,322
         Deferred income taxes and investment tax credits, net                      14,365             12,377
         Allowance for equity funds used during construction                          (255)            (2,410)
         Amortization of deferred Plant Vogtle costs (Note K)                       66,993             57,950
         Gain on asset sales                                                        (2,022)           (23,353)
         Other, net                                                                 43,949             20,900
         Changes in certain current assets and liabilities--
            Receivables, net                                                       (13,207)           (35,400)
            Inventories                                                              8,552              6,637
            Payables                                                               (26,551)           (50,636)
            Taxes accrued                                                           27,766             69,324
            Energy cost recovery, retail                                            (5,618)            23,847
            Other                                                                  (13,416)            20,100
                                                                             --------------     --------------
Net cash provided from operating activities                                        657,551            634,797
                                                                             --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                          (242,457)          (217,288)
Sales of property                                                                    1,800            131,099
Other                                                                              (55,753)           (49,451)
                                                                             --------------     --------------
Net cash used for investing activities                                            (296,410)          (135,640)
                                                                             --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     First mortgage bonds                                                           10,000             75,000
     Pollution control bonds                                                        51,345            148,535
Retirements--
     First mortgage bonds                                                         (150,000)          (140,356)
     Pollution control bonds                                                        (6,840)          (148,625)
Special deposits - redemption funds                                                (51,345)          (135,433)
Interim obligations, net                                                            40,737            (39,944)
Payment of preferred stock dividends                                               (23,364)           (24,524)
Payment of common stock dividends                                                 (243,600)          (224,100)
Miscellaneous                                                                         (204)            (6,824)
                                                                             --------------     --------------
Net cash used for financing activities                                            (373,271)          (496,271)
                                                                             --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (12,130)             2,886
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    28,930             12,539
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $      16,800      $      15,425
                                                                             ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                    $     126,668      $     154,187
     Income taxes                                                                  166,178            133,939



      The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                       25





                              GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                At June 30,
                                                                   1996              At December 31,
                                                                (Unaudited)                1995
                                                              ----------------       ---------------
UTILITY PLANT:
Plant in service                                              $    14,657,256        $    14,538,595
Less accumulated provision for depreciation                         4,622,807              4,417,120
                                                              ----------------       ----------------
                                                                   10,034,449             10,121,475
Nuclear fuel, at amortized cost                                       135,613                124,849
Construction work in progress                                         279,549                236,715
                                                              ----------------       ----------------
Total                                                              10,449,611             10,483,039
                                                              ----------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                        26,401                 27,232
Nuclear decommissioning trusts, at market                             120,537                 92,273
Miscellaneous                                                         145,873                120,383
                                                              ----------------       ----------------
Total                                                                 292,811                239,888
                                                              ----------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                              16,800                 28,930
Special deposits - redemption funds                                    51,345                      -
Receivables--
     Customer accounts receivable                                     452,515                418,749
     Other accounts and notes receivable                               84,967                102,953
     Affiliated companies                                              12,639                 15,482
     Accumulated provision for uncollectible accounts                  (5,000)                (5,000)
Fossil fuel stock, at average cost                                    138,244                145,151
Materials and supplies, at average cost                               285,159                286,804
Prepayments                                                           119,463                107,764
Vacation pay deferred                                                  40,188                 35,543
                                                              ----------------       ----------------
Total                                                               1,196,320              1,136,376
                                                              ----------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                              844,780                871,783
Deferred Plant Vogtle costs (Note K)                                  240,645                307,638
Premium on reacquired debt, being amortized                           168,056                174,018
Debt expense, being amortized                                          26,542                 27,227
Miscellaneous                                                         195,367                230,306
                                                              ----------------       ----------------
Total                                                               1,475,390              1,610,972
                                                              ----------------       ----------------

TOTAL ASSETS                                                  $    13,414,132        $    13,470,275
                                                              ================       ================






    The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.





                              GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                           At June 30,
                                                                              1996              At December 31,
                                                                           (Unaudited)               1995
                                                                         ----------------       ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 15,000,000 shares; outstanding 7,761,500 shares          $       344,250        $       344,250
Paid-in capital                                                                2,384,444              2,384,444
Premium on preferred stock                                                           413                    413
Retained earnings                                                              1,594,995              1,569,905
                                                                         ----------------       ----------------
                                                                               4,324,102              4,299,012
Preferred stock                                                                  617,787                692,787
Company obligated mandatorily redeemable preferred securities of subsidiary substantially all of whose assets are Junior
     Subordinated Debentures                                                     100,000                100,000
Long-term debt                                                                 3,311,194              3,315,460
                                                                         ----------------       ----------------
Total                                                                          8,353,083              8,407,259
                                                                         ----------------       ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                               75,000                      -
Long-term debt due within one year                                                59,736                150,446
Notes payable to banks                                                           217,150                178,000
Commercial paper                                                                 223,917                222,330
Accounts payable--
     Affiliated companies                                                         81,094                 72,878
     Other                                                                       268,668                316,278
Customer deposits                                                                 59,500                 53,145
Taxes accrued--
     Federal and state income                                                     29,929                  7,759
     Other                                                                       102,229                 96,633
Interest accrued                                                                  93,018                 96,162
Vacation pay accrued                                                              38,739                 34,233
Miscellaneous                                                                    122,168                137,184
                                                                         ----------------       ----------------
Total                                                                          1,371,148              1,365,048
                                                                         ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              2,514,472              2,510,458
Accumulated deferred investment tax credits                                      424,369                432,184
Deferred credits related to income taxes                                         398,097                410,016
Miscellaneous                                                                    352,963                345,310
                                                                         ----------------       ----------------
Total                                                                          3,689,901              3,697,968
                                                                         ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                     $    13,414,132        $    13,470,275
                                                                         ================       ================




    The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                       27



                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                                       AND
                     YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the second quarter and year-to-date 1996 was $154.3 million and $268.7 million, respectively, compared to $148.5 million and $264.7 million for the corresponding periods of 1995. Earnings increased by 3.9% for the quarter and 1.5% year-to-date primarily as a result of increased retail revenues and lower interest costs.

     Significant income statement items appropriate for discussion include the following:

                                                                             Increase (Decrease)
                                                            -------------------------------------------------------
                                                                 Second Quarter               Year-To-Date
                                                            -------------------------- ----------------------------
                                                            (in thousands)      %      (in thousands)       %
Revenues.............................................          $ 71,940         6.8       $126,246          6.3
Fuel expense.........................................           (17,121)       (7.4)       (29,570)        (6.8)
Purchased power from affiliates......................            29,126       103.4         64,872        112.1
Provision for separation benefits....................             5,455       186.9         22,895        575.4
Other operation expense..............................            19,146        10.9         23,017          6.8
Depreciation and amortization expense................             8,415         8.5         19,775         10.1
Other, net...........................................           (28,816)     (124.7)       (26,755)      (154.1)
Income taxes applicable to other income..............            17,257      (116.1)        13,834       (122.3)
Interest on long-term debt...........................           (16,213)      (23.5)       (31,348)       (22.8)

     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues for the second quarter increased $50.5 million and for year-to-date increased $76.9 million, compared to the corresponding periods of 1995. The increase in revenues was influenced most heavily by an increase in the amount of retail energy sold. Retail kilowatt-hour sales increased 6.1% for the current quarter and 6.6% year-to-date as compared to the corresponding periods of 1995. Retail revenues, excluding fuel revenues, increased 5.7% or $42.8 million for the current quarter and 5.4% or $76.6 million year-to-date. Residential, commercial and industrial energy sales for the second quarter and year-to-date 1996 increased 10.4% and 10.7%; 5.2% and 6.9%; and 4.3% and 3.7%, respectively. Warmer-than-usual weather during late spring and a slight increase in the number of customers served had a positive effect on retail sales. Energy sales to non-affiliated wholesale customers for the second quarter and year-to-date 1996 increased 5.5% and 10.7%, respectively, compared to the corresponding periods of 1995 primarily due to increased demand by municipalities and cooperatives in Georgia. However, capacity revenues from sales to non-affiliated utilities outside the service territory fell $2.7 million for the quarter and $13.0 million year-to-date primarily due to the scheduled decline in megawatts of capacity under long-term contracts.

     Fuel expense. Fuel expense decreased primarily due to a decrease in generation resulting from the timing of maintenance at fossil plants and a slightly lower average cost of fuel. (See Purchased power from affiliates below.)

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power from affiliates. As a result of the timing of maintenance at fossil plants discussed above, purchased power from affiliates increased compared to the same periods of 1995. Purchased power transactions among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Provision for separation benefits. The increase in provision for separation benefits for each period is attributable to work force reduction programs, which have been implemented to control growth in future operating expenses. See Note
(G) to the Condensed Financial Statements herein for further details.

     Other operation expense. Other operation expense increased for the quarter and year-to-date 1996 primarily as a result of increased cost under a new three-year retail rate plan effective January 1, 1996, and an adjustment to a deferred regulatory asset as a result of changes in GEORGIA's retiree benefits plan.

     Depreciation and amortization expense. Depreciation and amortization increased in each period primarily due to accelerated depreciation of generating plants pursuant to a new retail rate plan effective January 1, 1996, an increase in plant-in-service and an increase in nuclear decommissioning expense.

     Other, net and Income taxes applicable to other income. The primary reason for the decrease in these two items for the quarter and year-to-date 1996 was due to the completion of the sale, in June 1995, of Plant Scherer Unit 4 which resulted in an after-tax gain of approximately $12 million.

     Interest on long-term debt. The decline in interest on long-term debt reflects the redemption and refinancing of long-term debt.

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

     Effective January 1, 1996, GEORGIA began operating under a three-year retail rate plan. Under the plan, GEORGIA's earnings will be evaluated against a retail return on common equity range of 10% to 12.5%. GEORGIA is required to absorb cost increases of approximately $29.0 million annually during the plan's three-year operation, including $14.0 million annually of accelerated depreciation of electric plant. Reference is made to Note (J) to the Condensed Financial Statements herein for additional information.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS "Environmental Issues" of GEORGIA in the Form 10-K.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Notes (B), (C), (F) and (J) through (P) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first six months of 1996 was the addition of approximately $242.5 million to utility plant. These additions were primarily related to transmission and distribution facilities and to the purchase of nuclear fuel. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first quarter of 1996, $150.0 million of GEORGIA's first mortgage bonds matured, and GEORGIA sold $10.0 million of medium-term notes and redeemed $6.8 million of industrial development bonds. In June 1996, GEORGIA sold, through a public authority, $51.3 million of variable rate pollution control revenue bonds due 2023, and the proceeds were applied to the redemption on July 1, 1996 of $51.3 million outstanding principal amount of 7.25% pollution control revenue bonds.

     On August 2, 1996, GEORGIA redeemed in full all $75.0 million outstanding shares of its $7.80 preferred stock at the redemption price of $101.82 per share, plus accrued dividends. GEORGIA plans to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GEORGIA under "Liquidity and Capital Requirements" and "Environmental Issues" in the Form 10-K for a description of GEORGIA's capital requirements for its construction program and environmental compliance efforts. Approximately $59.7 million will be required by June 30, 1997, in connection with redemptions and maturities of long-term debt.

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

     To meet short-term cash needs and contingencies, GEORGIA had at June 30, 1996, approximately $16.8 million of cash and cash equivalents and approximately $792.2 million of unused credit arrangements with banks (including $527.2 million of such arrangements under which borrowings may be made only to fund

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


purchase obligations relating to variable rate pollution control bonds). At June 30, 1996, GEORGIA had outstanding $217.2 million of short-term notes payable to banks and $223.9 million of commercial paper. Since GEORGIA has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              ARTHUR ANDERSEN LLP





                                                                       Exhibit 1





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of June 30, 1996, and the related condensed statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
August 8, 1996

                               GULF POWER COMPANY

                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                For the Three Months           For the Six Months
                                                                     Ended June 30,               Ended June 30,
                                                                --------------------           ------------------
                                                                1996            1995            1996           1995
                                                                ----            ----            ----           ----
OPERATING REVENUES:
Revenues                                                    $   150,323     $   147,330    $    303,993    $   283,106
Revenues from affiliates                                          3,498           5,727           4,749         10,869
                                                            ------------    ------------   -------------   ------------
Total operating revenues                                        153,821         153,057         308,742        293,975
                                                            ------------    ------------   -------------   ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                        45,922          49,278          84,135         93,232
     Purchased power from non-affiliates                          2,187           1,768           3,863          3,067
     Purchased power from affiliates                              6,023           4,146          25,342         10,188
     Other                                                       29,102          26,575          54,738         54,857
Maintenance                                                      14,315          13,345          29,362         22,977
Depreciation and amortization                                    14,089          13,694          28,174         27,349
Taxes other than income taxes                                    12,384          12,006          25,850         23,888
Federal and state income taxes                                    8,234           8,855          15,512         15,524
                                                            ------------    ------------   -------------   ------------
Total operating expenses                                        132,256         129,667         266,976        251,082
                                                            ------------    ------------   -------------   ------------
OPERATING INCOME                                                 21,565          23,390          41,766         42,893
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                   2              21              11             47
Interest income                                                     417             259             766            913
Other, net                                                         (276)           (137)           (747)          (295)
Income taxes applicable to other income                             (97)           (101)            (93)          (351)
                                                            ------------    ------------   -------------   ------------
INCOME BEFORE INTEREST CHARGES                                   21,611          23,432          41,703         43,207
                                                            ------------    ------------   -------------   ------------
INTEREST CHARGES:
Interest on long-term debt                                        6,236           5,951          12,384         11,871
Other interest charges                                              223             489             505            705
Interest on notes payable                                           625             945           1,129          1,765
Amortization of debt discount, premium, and expense, net            518             518           1,043          1,017
Allowance for debt funds used during construction                   (10)            (31)            (58)           (66)
                                                            ------------    ------------   -------------   ------------
Net interest charges                                              7,592           7,872          15,003         15,292
                                                            ------------    ------------   -------------   ------------
NET INCOME                                                       14,019          15,560          26,700         27,915
DIVIDENDS ON PREFERRED STOCK                                      1,438           1,464           2,861          2,939
                                                            ------------    ------------   -------------   ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                           $    12,581     $    14,096    $     23,839    $    24,976
                                                            ============    ============   =============   ============











       The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                       34





                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                 For the Six Months
                                                                                    Ended June 30,
                                                                                 -------------------
                                                                                1996             1995
                                                                                ----             ----
OPERATING ACTIVITIES:
Net income                                                                 $     26,700      $    27,915
Adjustments to reconcile net income to net cash provided by
     operating activities--
         Depreciation and amortization                                           37,052           38,021
         Deferred income taxes, net                                               1,483           (2,079)
         Allowance for equity funds used during construction                        (11)             (47)
         Other, net                                                               4,832            2,754
         Changes in certain current assets and liabilities--
            Receivables, net                                                     (7,004)         (14,036)
            Inventories                                                           5,759              445
            Payables                                                             (7,546)          10,079
            Taxes accrued                                                        12,753            5,803
            Other                                                               (10,925)          (3,919)
                                                                           -------------     ------------
Net cash provided from operating activities                                      63,093           64,936
                                                                           -------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                        (38,212)         (29,909)
Other                                                                            (2,583)          (2,281)
                                                                           -------------     ------------
Net cash used for investing activities                                          (40,795)         (32,190)
                                                                           -------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     First mortgage bonds                                                        30,000                -
     Pollution control bonds                                                     33,275                -
     Other long-term debt                                                        22,148                -
Retirements--
     Preferred stock subject to mandatory redemption                                  -           (1,000)
     First mortgage bonds                                                        (1,750)          (1,750)
     Pollution control bonds                                                    (33,275)               -
     Other long-term debt                                                       (27,263)          (6,623)
Notes payable, net                                                              (16,000)           2,500
Payment of preferred stock dividends                                             (2,861)          (2,939)
Payment of common stock dividends                                               (24,700)         (23,000)
Miscellaneous                                                                    (1,754)             (19)
                                                                           -------------     ------------
Net cash used for financing activities                                          (22,180)         (32,831)
                                                                           -------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                             118              (85)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    680              902
                                                                           -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $        798      $       817
                                                                           =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                  $     12,850      $    12,570
     Income taxes                                                                 4,271           17,009




      The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                       35





                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                 At June 30,
                                                                     1996              At December 31,
                                                                 (Unaudited)               1995
                                                                ---------------       ----------------
UTILITY PLANT:
Plant in service                                                $    1,710,990        $   1,695,814
Less accumulated provision for depreciation                            681,291              658,806
                                                                ---------------       --------------
                                                                     1,029,699            1,037,008
Construction work in progress                                           41,923               26,301
                                                                ---------------       --------------
Total                                                                1,071,622            1,063,309
                                                                ---------------       --------------

OTHER PROPERTY AND INVESTMENTS:                                            655                  740
                                                                ---------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                                  798                  680
Receivables--
     Customer accounts receivable                                       75,482               69,166
     Other accounts and notes receivable                                 2,761                3,393
     Affiliated companies                                                2,102                  802
     Accumulated provision for uncollectible accounts                     (747)                (768)
Fossil fuel stock, at average cost                                      33,713               37,875
Materials and supplies, at average cost                                 32,088               33,686
Current portion of deferred coal contract costs                         15,971               12,767
Regulatory clauses under recovery                                        8,950                3,432
Prepaid income taxes                                                         -                4,232
Other prepayments                                                        9,058                8,000
Vacation pay deferred                                                    4,419                4,419
                                                                ---------------       --------------
Total                                                                  184,595              177,684
                                                                ---------------       --------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                28,824               29,093
Debt expense and loss, being amortized                                  21,025               20,459
Deferred coal contract costs                                            24,365               33,768
Deferred storm charges                                                   5,664                7,502
Miscellaneous                                                           10,461                9,304
                                                                ---------------       --------------
Total                                                                   90,339              100,126
                                                                ---------------       --------------

TOTAL ASSETS                                                    $    1,347,211        $   1,341,859
                                                                ===============       ==============










      The accompanying notes as they relate to GULF are an integral part of these condensed statements.





                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                           At June 30,
                                                               1996             At December 31,
                                                           (Unaudited)              1995
                                                          ---------------      ----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized and outstanding--992,717 shares           $       38,060        $      38,060
Paid-in capital                                                  218,438              218,438
Premium on preferred stock                                            81                   81
Retained earnings                                                178,772              179,663
                                                          ---------------       --------------
                                                                 435,351              436,242
Preferred stock                                                   89,602               89,602
Long-term debt                                                   362,415              323,376
                                                          ---------------       --------------
Total                                                            887,368              849,220
                                                          ---------------       --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                15,528               31,548
Notes payable                                                     64,500               80,500
Accounts payable--
     Affiliated companies                                         10,334               14,447
     Other                                                        21,732               27,196
Customer deposits                                                 13,317               13,195
Taxes accrued--
     Federal and state income                                      9,717                    -
     Other                                                        12,348                9,547
Interest accrued                                                   6,804                5,719
Regulatory clauses over recovery                                   2,919                2,800
Vacation pay accrued                                               4,419                4,419
Miscellaneous                                                      4,886                7,356
                                                          ---------------       --------------
Total                                                            166,504              196,727
                                                          ---------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                161,044              162,345
Deferred credits related to income taxes                          65,999               67,481
Accumulated deferred investment tax credits                       34,876               36,052
Accumulated provision for postretirement benefits                 17,295               16,301
Miscellaneous                                                     14,125               13,733
                                                          ---------------       --------------
Total                                                            293,339              295,912
                                                          ---------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                      $    1,347,211        $   1,341,859
                                                          ===============       ==============







      The accompanying notes as they relate to GULF are an integral part of these condensed statements.



                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                                       AND
                     YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the second quarter and year-to-date 1996 was $12.6 million and $23.8 million, respectively, compared to $14.1 million and $25.0 million for the corresponding periods of 1995. Earnings decreased by 10.7% for the quarter and by 4.6% year-to-date primarily as a result of increases in operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                      Increase (Decrease)
                                                   ----------------------------------------------------------
                                                          Second Quarter                 Year-To-Date
                                                   ------------------------------ ---------------------------
                                                      (in thousands)      %        (in thousands)       %
Revenues.........................................       $2,993            2.0         $20,887           7.4
Fuel expense.....................................       (3,356)          (6.8)         (9,097)         (9.8)
Purchased power from affiliates..................        1,877           45.3          15,154         148.7
Other operation expense..........................        2,527            9.5            (119)         (0.2)
Maintenance expense..............................          970            7.3           6,385          27.8

     Revenues. Of the $20.9 million increase in revenues year-to-date 1996, approximately $8.8 million impacted earnings. Territorial revenues, excluding those revenues which represent the pass-through of fuel expense and certain other expenses and do not affect income, increased $7.6 million. The increase in retail revenues for the current year-to-date period was influenced significantly by a 5.1% increase in total retail kilowatt-hour sales over the same period of 1995. The change in retail energy sales is primarily due to higher residential and commercial sales as a result of colder-than-normal winter weather during the first quarter of 1996 and a slight increase in the number of customers served. Industrial sales and revenues were down for the quarter and year-to-date 1996 compared to the previous periods primarily because of increased sales in the second quarter of 1995 to a large industrial customer who experienced mechanical failures at its cogeneration facilities. The reduction in industrial revenues in each period can also be attributed to increased participation in the Real-Time-Pricing program. See Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K for information on initiatives to remain competitive and to meet conservation goals set by the Florida PSC.

     Fuel expense. The reduction in fuel expense is primarily attributable to decreased generation due to the scheduled maintenance outages at Plant Crist and Plant Daniel during the first half of 1996. (See Purchased power from affiliates below.)

     Purchased power from affiliates. As a result of the maintenance outages mentioned above, purchased power from affiliates increased compared to the same periods of 1995. Purchased power transactions among the affiliated companies

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other operation expense. Other operation expense increased for the second quarter 1996 primarily due to increases in various administrative and general expenses, including expenses related to the approved increase of GULF's annual accrual to the accumulated provision for property damage to amortize deferred storm charges and restore the account balance to a reasonable level. For additional information regarding the provision for property damage, see Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K. Costs associated with work force reduction programs also
contributed  to  the  increase  in  other  operation  expense.   For  additional
information regarding work force reduction programs, see Note (G) to the Condensed Financial Statements herein.

     Maintenance expense. The increase in maintenance expense is primarily attributable to the scheduled maintenance of production facilities at Plant Crist and Plant Daniel during the first half of 1996.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. In September 1995, GULF filed with the Florida PSC a petition for approval of its proposed Commercial/Industrial Service Rider (CISR), which would be applicable to the rate schedules serving GULF's largest and most at-risk customers. On June 11, 1996, the Florida PSC denied GULF's petition. GULF plans to modify its request for approval of the CISR after further discussions with the Florida PSC staff. For additional information, see Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF and Item 1 - BUSINESS - "Competition" in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs are not fully recovered through GULF's environmental cost recovery clause. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of GULF in the Form 10-K.

     Reference is made to Notes (B) and (F) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

The major change in GULF's financial condition during the first half of 1996 was the addition of approximately $38.2 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities

During the first quarter of 1996, GULF sold $30.0 million of first mortgage bonds; sold, through a public authority, $21.2 million of pollution control revenue refunding bonds; issued a $22.1 million bank note; and retired $1.8 million of first mortgage bonds. Under the terms of GULF's supplemental indenture dated as of January 1, 1996, retained earnings of $127 million were restricted against the payment of cash dividends on common stock at June 30, 1996.

     In April 1996, GULF sold, through a public authority, $12.075 million of 5.25% pollution control revenue refunding bonds due 2006. The proceeds were applied to the redemption in May 1996 of $12.075 million outstanding principal amount of 6% pollution control revenue bonds. During the second quarter, GULF also redeemed $21.2 million outstanding principal amount of 7.125% pollution control revenue refunding bonds and retired a $25.0 million bank note that matured in June 1996. GULF plans to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GULF under "Capital Requirements for Construction," "Environmental Matters" and "Other
Capital Requirements" in the Form 10-K for a description of GULF's capital requirements for its construction program, environmental compliance efforts and maturing debt. Approximately $15.5 million will be required by June 30, 1997, for maturities of long-term debt.

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

     To meet short-term cash needs and contingencies, GULF had at June 30, 1996, approximately $0.8 million of cash and cash equivalents and $56.8 million of unused committed lines of credit with banks (including $20.3 million liquidity support for variable rate pollution control bonds). At June 30, 1996, GULF had outstanding $64.5 million of short-term notes payable to banks. Since GULF has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY

                            MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                For the Three Months            For the Six Months
                                                                     Ended June 30,                 Ended June 30,
                                                                --------------------            ---------------------
                                                                 1996            1995            1996            1995
                                                                 ----            ----            ----            ----
OPERATING REVENUES:
Revenues                                                     $   130,340     $   126,903     $   255,300     $   234,102
Revenues from affiliates                                           6,409           1,601           8,403           3,974
                                                             ------------    ------------    ------------    ------------
Total operating revenues                                         136,749         128,504         263,703         238,076
                                                             ------------    ------------    ------------    ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                         36,577          28,536          66,477          53,326
     Purchased power from non-affiliates                           4,243             996           5,936           1,912
     Purchased power from affiliates                               7,521          12,992          20,519          22,539
     Other                                                        26,514          25,361          51,272          50,695
Maintenance                                                       14,542           8,912          24,838          17,439
Depreciation and amortization                                     11,980          10,155          23,353          20,072
Taxes other than income taxes                                     10,727           9,826          21,450          19,204
Federal and state income taxes                                     6,954           9,533          14,093          14,967
                                                             ------------    ------------    ------------    ------------
Total operating expenses                                         119,058         106,311         227,938         200,154
                                                             ------------    ------------    ------------    ------------
OPERATING INCOME                                                  17,691          22,193          35,765          37,922
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                   29              54             124             177
Interest income                                                      122               7             178              32
Other, net                                                         1,302             749           2,732           2,111
Income taxes applicable to other income                             (471)           (157)         (1,023)           (536)
                                                             ------------    ------------    ------------    ------------
INCOME BEFORE INTEREST CHARGES                                    18,673          22,846          37,776          39,706
                                                             ------------    ------------    ------------    ------------
INTEREST CHARGES:
Interest on long-term debt                                         4,935           5,636          10,428          11,293
Allowance for debt funds used during construction                   (212)           (151)           (316)           (222)
Interest on notes payable                                            621             371             851             571
Amortization of debt discount, premium, and expense, net             396             372             769             745
Other interest charges                                               309             657             500             864
                                                             ------------    ------------    ------------    ------------
Net interest charges                                               6,049           6,885          12,232          13,251
                                                             ------------    ------------    ------------    ------------
NET INCOME                                                        12,624          15,961          25,544          26,455
DIVIDENDS ON PREFERRED STOCK                                       1,224           1,224           2,449           2,449
                                                             ------------    ------------    ------------    ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                            $    11,400     $    14,737     $    23,095     $    24,006
                                                             ============    ============    ============    ============











      The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.





                            MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                For the Six Months
                                                                                  Ended June 30,
                                                                                ------------------
                                                                              1996             1995
                                                                              ----             ----
OPERATING ACTIVITIES:
Net income                                                                  $    25,544      $    26,455
Adjustments to reconcile net income to net cash provided by
     operating activities--
         Depreciation and amortization                                           26,802           26,517
         Deferred income taxes                                                   (2,233)            (949)
         Allowance for equity funds used during construction                       (124)            (177)
         Other, net                                                              (1,630)           4,336
         Changes in certain current assets and liabilities--
            Receivables, net                                                     (8,281)         (12,078)
            Inventories                                                           2,195             (115)
            Payables                                                             (3,295)           7,325
            Taxes accrued                                                       (11,164)         (11,046)
            Other                                                                (1,184)           1,494
                                                                            ------------     ------------
Net cash provided from operating activities                                      26,630           41,762
                                                                            ------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                        (28,810)         (36,828)
Other                                                                            (1,769)          (3,209)
                                                                            ------------     ------------
Net cash used for investing activities                                          (30,579)         (40,037)
                                                                            ------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Capital contribution                                                            27                -
     Other long-term debt                                                        30,000                -
Retirements--
     First mortgage bonds                                                       (45,447)               -
     Other long-term debt                                                       (20,000)          (6,189)
Notes payable, net                                                               55,000           27,000
Payment of preferred stock dividends                                             (2,449)          (2,449)
Payment of common stock dividends                                               (21,300)         (19,500)
Miscellaneous                                                                    (2,932)            (500)
                                                                            ------------     ------------
Net cash used for financing activities                                           (7,101)          (1,638)
                                                                            ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (11,050)              87
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 12,641            1,317
                                                                            ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     1,591      $     1,404
                                                                            ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                   $    11,647      $    11,820
     Income taxes                                                                14,472           11,222







    The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.





                            MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                               At June 30,
                                                                  1996         At December 31,
                                                               (Unaudited)          1995
                                                               -----------     ---------------

UTILITY PLANT:
Plant in service, at original cost                            $   1,446,979    $   1,434,327
Less accumulated provision for depreciation                         516,096          499,308
                                                              --------------   --------------
                                                                    930,883          935,019
Construction work in progress                                        51,473           41,210
                                                              --------------   --------------
Total                                                               982,356          976,229
                                                              --------------   --------------

OTHER PROPERTY AND INVESTMENTS:                                       3,108            4,160
                                                              --------------   --------------

CURRENT ASSETS:
Cash and cash equivalents                                             1,591           12,641
Receivables--
     Customer accounts receivable                                    36,245           30,761
     Other accounts and notes receivable                              9,413            9,438
     Affiliated companies                                            11,964            9,213
     Accumulated provision for uncollectible accounts                  (731)            (802)
Fossil fuel stock, at average cost                                   14,501           15,666
Materials and supplies, at average cost                              21,528           22,558
Current portion of deferred fuel charges                                 73            1,546
Current portion of accumulated deferred income taxes                  4,513            5,180
Prepayments                                                           4,705            2,404
Vacation pay deferred                                                 4,645            4,715
                                                              --------------   --------------
Total                                                               108,447          113,320
                                                              --------------   --------------

DEFERRED CHARGES:
Debt expense and loss, being amortized                               12,844           10,039
Deferred charges related to income taxes                             23,176           23,384
Deferred early retirement program costs                               6,791            7,286
Miscellaneous                                                        14,830           14,535
                                                              --------------   --------------
Total                                                                57,641           55,244
                                                              --------------   --------------

TOTAL ASSETS                                                  $   1,151,552    $   1,148,953
                                                              ==============   ==============












    The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.





                            MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                       At June 30,
                                                                          1996               At December 31,
                                                                       (Unaudited)               1995
                                                                      --------------         ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)-- authorized 1,130,000 shares;
     outstanding 1,121,000 shares                                     $      37,691           $      37,691
Paid-in capital                                                             179,389                 179,362
Premium on preferred stock                                                      372                     372
Retained earnings                                                           159,254                 157,459
                                                                      --------------          --------------
                                                                            376,706                 374,884
Preferred stock                                                              74,414                  74,414
Long-term debt                                                              276,235                 288,820
                                                                      --------------          --------------
Total                                                                       727,355                 738,118
                                                                      --------------          --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                           35,010                  57,229
Notes payable                                                                55,000                       -
Accounts payable--
     Affiliated companies                                                     8,342                  13,646
     Other                                                                   37,372                  37,129
Customer deposits                                                             2,785                   2,716
Taxes accrued--
     Federal and state income                                                 2,888                      97
     Other                                                                   17,861                  31,816
Interest accrued                                                              4,348                   4,701
Miscellaneous                                                                13,225                  13,453
                                                                      --------------          --------------
Total                                                                       176,831                 160,787
                                                                      --------------          --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                           128,059                 129,711
Accumulated deferred investment tax credits                                  29,055                  29,773
Deferred credits related to income taxes                                     41,829                  43,266
Accumulated provision for property damage                                    12,205                  12,018
Miscellaneous                                                                36,218                  35,280
                                                                      --------------          --------------
Total                                                                       247,366                 250,048
                                                                      --------------          --------------

TOTAL CAPITALIZATION AND LIABILITIES                                  $   1,151,552           $   1,148,953
                                                                      ==============          ==============









      The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.



                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                                       AND
                     YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the second quarter and year-to-date 1996 was $11.4 million and $23.1 million, respectively, compared to $14.7 million and $24.0 million for the corresponding periods of 1995. The 22.6% decrease in earnings for the current quarter was primarily due to an increase in operating expenses. To a lesser extent, such increase in operating expenses also affected year-to-date earnings as evidenced by the 3.8% decrease as compared to prior year.

     Significant income statement items appropriate for discussion include the following:

                                                                       Increase (Decrease)
                                                     --------------------------------------------------------
                                                           Second Quarter               Year-To-Date
                                                     --------------------------- ----------------------------
                                                      (in thousands)      %       (in thousands)       %
Revenues...........................................       $3,437           2.7       $21,198           9.1
Fuel expense.......................................        8,041          28.2        13,151          24.7
Purchased power from non-affiliates................        3,247         326.0         4,024         210.5
Purchased power from affiliates....................       (5,471)        (42.1)       (2,020)         (9.0)
Maintenance expense................................        5,630          63.2         7,399          42.4
Depreciation and amortization expense..............        1,825          18.0         3,281          16.3
Taxes other than income taxes......................          901           9.2         2,246          11.7

     Revenues. For the year-to-date period, the increase in revenues was due primarily to a 6.3% increase in the amount of retail energy sold over the same period of 1995. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, increased $7.2 million. Colder-than-normal weather during the first three months of 1996, warmer-than-usual weather during May, and a slight increase in the number of customers served had a positive effect on 1996 year-to-date retail sales. Sales to territorial wholesale customers were also positively impacted by weather and customer growth. Year-to-date 1996 revenues from territorial wholesale customers, excluding fuel revenues which do not affect income, increased $10.9 million compared to the same period of 1995, with an increase in energy sales of 13.0%.

     Fuel expense. The increase in fuel expense for the second quarter and year-to-date 1996 as compared to the corresponding periods of 1995 can be attributed to higher generation necessary to meet the increased demand for electricity.

     Purchased power from non-affiliates. The increase in expense for this item results primarily from the purchase, beginning in June 1996, of capacity and energy from another utility as discussed later under "Future Earnings Potential."

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

     Maintenance expense. The increase in maintenance expense for the current quarter is primarily attributable to maintenance performed at Plant Watson and other projects during the second quarter of 1996. These same factors also contributed to the increase in maintenance expense year-to-date 1996 in addition to the maintenance performed at Plant Daniel in the first quarter of 1996. In 1995, maintenance normally performed during the first quarter was postponed until the fourth quarter.

     Depreciation and amortization expense. Additional plant investment, higher depreciation rates beginning in 1996, and increased amortization of regulatory assets, primarily those assets related to the ECO plan, accounted for the increases in this item.

     Taxes other than income taxes. Taxes other than income taxes increased in each period due to higher retail revenues which resulted in higher municipal franchise fees.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment. Operating revenues will be affected by any changes in rates under the PEP and ECO plans. The PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place. MISSISSIPPI has filed with the Mississippi PSC the semi-annual PEP evaluation for the period ended June 30, 1996. This filing indicated a retail revenue increase of $6.2 million which is 1.46% of annual retail revenue. Mississippi PSC action on this evaluation is expected later in 1996. MISSISSIPPI's 1996 annual filing under the ECO plan with the Mississippi PSC resulted in an approved annual revenue requirement decrease of $3.0 million, effective April 1996.

     MISSISSIPPI has entered into agreements to purchase summer peaking power and options for power for the years 1996 through 2000. For June through September of 1996, MISSISSIPPI has entered into an agreement to buy 242 megawatts of capacity and energy from another electric utility. For June through September of 1997 through 2000, MISSISSIPPI has purchased from power marketers options for up to 250 megawatts of peaking power in 1997; 300 megawatts in 1998; 350 megawatts in 1999; and 400 megawatts in 2000. In June 1996, the Mississippi PSC approved MISSISSIPPI's request that it be allowed to earn a return on the capacity portion of these agreements.

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

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of MISSISSIPPI in the Form 10-K.

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

FINANCIAL CONDITION

Overview

The major change in MISSISSIPPI's financial condition during the first half of 1996 was the addition of approximately $28.8 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and an increase in short-term debt. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first quarter of 1996, maturities of long-term notes to banks totaled $20.0 million. In April 1996, MISSISSIPPI issued a $30.0 million variable rate bank note due 1999, and in May, MISSISSIPPI redeemed $45.4 million of its 9 1/4% first mortgage bonds due 2021. MISSISSIPPI plans to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of MISSISSIPPI under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of MISSISSIPPI's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturities of long-term debt. Through June 30, 1997, approximately $35.0 million will be required for maturities of long-term debt.

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

     To meet short-term cash needs and contingencies, MISSISSIPPI had at June 30, 1996, approximately $1.6 million of cash and cash equivalents and approximately $96.0 million of unused committed credit arrangements with banks (including $10.8 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At June 30, 1996, MISSISSIPPI had outstanding $55.0 million of short-term notes payable to banks. Since MISSISSIPPI has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                       SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                 For the Three Months           For the Six Months
                                                                     Ended June 30,               Ended June 30,
                                                                 --------------------           ------------------
                                                                  1996           1995          1996            1995
                                                                  ----           ----          ----            ----
OPERATING REVENUES:
Revenues                                                       $  61,183     $   56,198    $   110,550     $   101,214
Revenues from affiliates                                             723          1,475          1,931           3,202
                                                               ----------    -----------   ------------    ------------
Total operating revenues                                          61,906         57,673        112,481         104,416
                                                               ----------    -----------   ------------    ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                          8,743          8,141         12,692           9,491
     Purchased power from non-affiliates                             662            369          1,212             718
     Purchased power from affiliates                              15,670         12,208         31,520          27,444
     Other                                                        11,410         10,724         21,693          20,927
Maintenance                                                        3,321          4,256          6,451           7,492
Depreciation and amortization                                      4,902          4,708          9,804           9,455
Taxes other than income taxes                                      3,158          2,959          6,178           5,920
Federal and state income taxes                                     4,254          4,388          6,583           6,581
                                                               ----------    -----------   ------------    ------------
Total operating expenses                                          52,120         47,753         96,133          88,028
                                                               ----------    -----------   ------------    ------------
OPERATING INCOME                                                   9,786          9,920         16,348          16,388
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                   98             37            181              59
Interest income                                                      103             92            105             101
Other, net                                                          (402)            19           (718)           (114)
Income taxes applicable to other income                              116            (43)           233               5
                                                               ----------    -----------   ------------    ------------
INCOME BEFORE INTEREST CHARGES                                     9,701         10,025         16,149          16,439
                                                               ----------    -----------   ------------    ------------
INTEREST CHARGES:
Interest on long-term debt                                         3,104          3,300          6,018           6,429
Allowance for debt funds used during construction                    (94)          (122)          (176)           (195)
Interest on notes payable                                             36             39            138             123
Amortization of debt discount, premium, and expense, net             107            103            211             241
Other interest charges                                               108             83            197             218
                                                               ----------    -----------   ------------    ------------
Net interest charges                                               3,261          3,403          6,388           6,816
                                                               ----------    -----------   ------------    ------------
NET INCOME                                                         6,440          6,622          9,761           9,623
DIVIDENDS ON PREFERRED STOCK                                         581            581          1,162           1,162
                                                               ----------    -----------   ------------    ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                              $   5,859     $    6,041    $     8,599     $     8,461
                                                               ==========    ===========   ============    ============











     The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                       50



                       SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                          For the Six Months
                                                                             Ended June 30,
                                                                          ------------------
                                                                         1996             1995
                                                                         ----             ----
OPERATING ACTIVITIES:
Net income                                                           $     9,761      $     9,623
Adjustments to reconcile net income to net cash provided by
     operating activities--
         Depreciation and amortization                                     5,241           10,140
         Deferred income taxes and investment tax credits, net             3,264            1,526
         Allowance for equity funds used during construction                (181)             (59)
         Other, net                                                        1,444              461
         Changes in certain current assets and liabilities--
            Receivables, net                                              (7,835)          (5,123)
            Inventories                                                     (608)             475
            Payables                                                       5,287            4,222
            Taxes accrued                                                  2,103            1,977
            Other                                                         (2,503)          (1,289)
                                                                     ------------     ------------
Net cash provided from operating activities                               15,973           21,953
                                                                     ------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                 (15,150)         (14,032)
Other                                                                      1,064             (220)
                                                                     ------------     ------------
Net cash used for investing activities                                   (14,086)         (14,252)
                                                                     ------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     First mortgage bonds                                                 20,000           15,000
     Other long-term debt                                                 17,000           33,500
Retirements--
     First mortgage bonds                                                 (1,200)         (29,250)
     Other long-term debt                                                   (146)         (12,376)
Notes payable, net                                                        (4,000)          (1,500)
Payment of preferred stock dividends                                      (1,162)          (1,162)
Payment of common stock dividends                                         (9,600)          (8,700)
Miscellaneous                                                               (257)          (2,019)
                                                                     ------------     ------------
Net cash provided from (used for) financing activities                    20,635           (6,507)
                                                                     ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                   22,522            1,194
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             877            1,563
                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    23,399      $     2,757
                                                                     ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                            $     5,935      $     6,987
     Income taxes                                                          2,547            3,891







     The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                       51



                       SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                            At June 30,
                                                                               1996           At December 31,
                                                                            (Unaudited)            1995
                                                                            ------------       --------------
UTILITY PLANT:
Plant in service, at original cost                                          $   725,438        $   715,146
Less accumulated provision for depreciation                                     295,544            287,004
                                                                            ------------       ------------
                                                                                429,894            428,142
Construction work in progress                                                    14,631              6,707
                                                                            ------------       ------------
Total                                                                           444,525            434,849
                                                                            ------------       ------------

OTHER PROPERTY AND INVESTMENTS:                                                   1,787              1,788
                                                                            ------------       ------------

CURRENT ASSETS:
Cash and cash equivalents                                                        23,399                877
Receivables--
     Customer accounts receivable                                                25,552             19,574
     Other accounts and notes receivable                                          1,868              7,251
     Affiliated companies                                                         3,598                614
     Accumulated provision for uncollectible accounts                              (934)              (983)
     Fuel cost under recovery                                                     4,207                  -
Fossil fuel stock, at average cost                                                6,466              6,076
Materials and supplies, at average cost                                           8,457              8,239
Prepayments                                                                       6,806              6,467
                                                                            ------------       ------------
Total                                                                            79,419             48,115
                                                                            ------------       ------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                         21,200             21,557
Premium on reacquired debt, being amortized                                       5,135              5,316
Cash surrender value of life insurance for deferred compensation plans            8,560              8,560
Miscellaneous                                                                     4,310              4,477
                                                                            ------------       ------------
Total                                                                            39,205             39,910
                                                                            ------------       ------------

TOTAL ASSETS                                                                $   564,936        $   524,662
                                                                            ============       ============














    The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                       52



                       SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                   At June 30,
                                                                      1996           At December 31,
                                                                   (Unaudited)            1995
                                                                   ------------      ---------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $5 per share)--
     authorized 16,000,000 shares; outstanding 10,844,635 shares   $    54,223        $    54,223
Paid-in capital                                                          8,688              8,688
Additional minimum liability
     for under-funded pension obligations                               (1,116)              (132)
Retained earnings                                                      104,031            105,033
                                                                   ------------       ------------
                                                                       165,826            167,812
Preferred stock                                                         35,000             35,000
Long-term debt                                                         161,714            153,679
                                                                   ------------       ------------
Total                                                                  362,540            356,491
                                                                   ------------       ------------

CURRENT LIABILITIES:
Long-term debt due within one year                                      28,799              1,407
Notes payable                                                                -              4,000
Accounts payable--
     Affiliated companies                                                6,710              5,742
     Other                                                              10,593              5,620
Fuel cost over recovery                                                      -                865
Customer deposits                                                        5,129              5,054
Taxes accrued--
     Federal and state income                                            1,108                570
     Other                                                               2,579              1,014
Interest accrued                                                         6,610              6,331
Vacation pay accrued                                                     1,954              1,916
Pensions accrued                                                           395                685
Miscellaneous                                                            4,378              5,185
                                                                   ------------       ------------
Total                                                                   68,255             38,389
                                                                   ------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                       76,133             74,152
Accumulated deferred investment tax credits                             13,602             13,934
Deferred credits related to income taxes                                24,132             24,419
Deferred compensation plans                                              8,156              7,690
Deferred under-funded accrued benefit obligation                         3,727              2,123
Postretirement benefits                                                  5,450              4,728
Miscellaneous                                                            2,941              2,736
                                                                   ------------       ------------
Total                                                                  134,141            129,782
                                                                   ------------       ------------

TOTAL CAPITALIZATION AND LIABILITIES                               $   564,936        $   524,662
                                                                   ============       ============



    The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                       53

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1996 vs. SECOND QUARTER 1995
                                       AND
                     YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the second quarter and year-to-date 1996 was $5.9 million and $8.6 million, respectively, compared to $6.0 million and $8.5 million for the corresponding periods of 1995. For the quarter, earnings decreased by 3.0% primarily due to an increase in operating expenses while earnings for the year-to-date period remained fairly constant as evidenced by a 1.6% increase.

     Significant income statement items appropriate for discussion include the following:

                                                                       Increase (Decrease)
                                                     ---------------------------------------------------------
                                                           Second Quarter                Year-To-Date
                                                     --------------------------- -----------------------------
                                                     (in thousands)       %       (in thousands)       %
Revenues.......................................           $4,985         8.9          $9,336           9.2
Fuel expense...................................              602         7.4           3,201          33.7
Purchased power from affiliates................            3,462        28.4           4,076          14.9
Maintenance expense............................             (935)      (22.0)         (1,041)        (13.9)

     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues for the quarter remained fairly constant while revenues year-to-date 1996 increased approximately $392,000, compared to the corresponding periods of 1995. The increase in year-to-date revenues was due primarily to an increase in the amount of retail energy sold. Year-to-date 1996 total retail kilowatt-hour sales increased 3.9% over the same period of 1995, and retail revenues, excluding fuel revenues, increased approximately $867,000. A slight increase in the number of customers served accounted for most of the increase in residential and commercial demand; however, kilowatt-hour sales to the industrial sector were down primarily due to a reduction in the production schedule of one of SAVANNAH's major industrial customers.

     Fuel expense. The increase in fuel expense for year-to-date 1996 as compared to the same period of 1995 can be attributed to higher generation necessary to meet the increased demand for electricity and to an increase in the average cost of fuel.

     Purchased power from affiliates. Purchased power transactions among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Maintenance expense. Maintenance expense decreased in the quarter and year-to-date 1996 as compared to previous periods primarily as a result of higher-than-normal maintenance performed in 1995 at Plants Kraft and McIntosh.

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

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS "Environmental Matters" of SAVANNAH in the Form 10-K.

     Reference is made to Notes (B), (Q) and (R) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

The major change in SAVANNAH's financial condition during the first half of 1996 was the addition of approximately $15.2 million to utility plant. The funds for these additions and other capital requirements were derived primarily from internal sources and external financing. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first three months of 1996, SAVANNAH retired $1.2 million of its 9 3/8% first mortgage bonds to meet sinking fund requirements and entered into arrangements with the Savannah Economic Development Authority to provide $7.0 million for the financing of a new coal handling facility at Plant Kraft.

     In May, 1996, SAVANNAH issued $20.0 million of 6.90% first mortgage bonds due 2006 and a $10.0 million 6.88% bank note due 2001. The proceeds were used to redeem on July 1, 1996 all remaining outstanding 9 3/8% first mortgage bonds due 2021. SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SAVANNAH under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of SAVANNAH's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and long-term debt maturities. Approximately $28.8 million will be required by June 30, 1997, for maturities of long-term debt.

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

     To meet short-term cash needs and contingencies, SAVANNAH had at June 30, 1996, approximately $23.4 million of cash and cash equivalents and approximately $40.5 million of unused credit arrangements with banks. At June 30, 1996, SAVANNAH had no short-term debt outstanding. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


        Registrant         Applicable Notes

        SOUTHERN           A, B, C, D, E, F, G, H, I, J, K, L, M, N, O, P, S

        ALABAMA            A, B, C, F, G, H, I, S

        GEORGIA            A, B, C, F, G, J, K, L, M, N, O, P

        GULF               A, B, F, G

        MISSISSIPPI        A, B, F, G

        SAVANNAH           A, B, Q, R

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in each registrant's latest annual report on Form 10-K. Certain prior-period amounts have been reclassified to conform with current-period presentation.

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

(D) The SOUTHERN system utilizes certain financial derivative contracts solely for the purpose of risk management. The companies' participation in derivative contracts has been to hedge business exposure in connection with SEI activities to fluctuations in interest rates and foreign currency exchange rates. At June 30, 1996, the status of outstanding derivative contracts was as follows:

                                    Maturity or     Notional       Unrealized
                 Type               Termination      Amount        Gain (Loss)
                 ----               -----------     --------       -----------
                                                         (in thousands)
     Interest rate swaps          1999-2011          $839,465         $(4,925)
     Foreign currency forwards    Renewed monthly      13,178             (70)
     Cross-currency swaps         2002                164,586          (1,500)

(E) Reference is made to Note 3 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a description of the proceedings related to a derivative action filed against certain current and former directors and officers of SOUTHERN. In May 1996, a panel of the U.S. Court of Appeals for the 11th Circuit affirmed the trial court's dismissal of this suit. The plaintiffs' subsequent request for rehearing by the full appellate court was denied in August 1996.

(F) Reference is made to Note 3 to each of the registrant's, except SAVANNAH's, financial statements in Item 8 of the Form 10-K for a discussion of the proceedings initiated by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts.

(G) Certain of the registrants and other SOUTHERN subsidiaries have instituted work force reduction programs. The expenses recognized and the unamortized balance of deferred expenses under these programs were as follows: (in thousands)

                   Three Months Ended    Six Months Ended    Unamortized Balance
                          June 30,           June 30,         at June 30, 1996
                   ------------------   ------------------  --------------------
                   1996         1995    1996        1995
                   ----         ----    ----        ----

     ALABAMA       $ 8,044     $2,859   $12,409     $4,304         $39,820
     GEORGIA         8,374      2,919    26,874      3,979               -
     GULF            1,275          -     2,234          -               -
     MISSISSIPPI     1,528        750     1,778      1,500           6,791
     SAVANNAH          234         29       234         29               -
     OTHER              26          -       214          -               -
                   -------    -------   -------     ------         -------
     SOUTHERN
        system     $19,481     $6,557   $43,743     $9,812         $46,611
                   =======     ======   =======     ======         =======

(H) In June 1995, the Alabama PSC issued a rate order granting ALABAMA's request for gradual adjustments to move toward parity among customer classes. This order also calls for a moratorium on any periodic retail rate increases (but not decreases) until July 2001. In December 1995, the Alabama PSC issued an order authorizing ALABAMA to reduce balance sheet items--such as plant and deferred charges--at any time ALABAMA's actual base rate revenues exceed the budgeted revenues. Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for additional information.

(I) In January 1996, Alabama Power Capital Trust I (the "Trust"), of which ALABAMA owns all the common securities, issued $97 million of 7.375% mandatorily redeemable preferred securities. Substantially all of the assets of the Trust are $100 million aggregate principal amount of ALABAMA's 7.375% Junior Subordinated Notes due March 31, 2026. ALABAMA considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by ALABAMA of the Trust's payment obligations with respect to the preferred securities.

(J) On February 16, 1996, the Georgia PSC approved a three-year retail rate plan for GEORGIA effective January 1, 1996. For additional information, reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K.

(K) Pursuant to orders from the Georgia PSC, GEORGIA deferred financing and depreciation costs under phase-in plans for Plant Vogtle Units 1 and 2 until the allowed investment was fully reflected in rates as of October 1991. In addition, the Georgia PSC issued two separate accounting orders that required GEORGIA to defer substantially all operating and financing costs related to both units until rate orders addressed these costs. The Georgia PSC orders provide for recovery of deferred costs within 10 years. The Georgia PSC also ordered GEORGIA to levelize declining capacity buyback expense from the co-owners of the plant over a six-year period beginning October 1991. The unamortized balance of these deferred costs at June 30, 1996, was $240.6 million. See Note 1 to the financial statements of SOUTHERN and Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K for additional information.

(L) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning the recovery by GEORGIA of its costs associated with the Rocky Mountain pumped storage hydroelectric plant.

(M) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding recovery by GEORGIA of its costs associated with its discontinued demand-side conservation programs.

(N) Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K for information concerning a joint complaint filed with the FERC by OPC and MEAG seeking recovery of alleged partial requirements rates overcharges and the order of the FERC dismissing such complaint. In June 1996, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FERC's order insofar as it denied OPC's claim for a share of the settlement proceeds that GEORGIA received from Gulf States Utilities Company and remanded the case to the FERC.

(O) In May 1996, MEAG filed a complaint with the FERC seeking termination as of December 31, 1996 of the partial requirements tariff pursuant to which GEORGIA currently sells wholesale energy to MEAG. The complaint also seeks refunds in an unspecified amount as a result of alleged overcharges by GEORGIA under the tariff for the years 1993, 1994, 1995 and 1996. In its response, filed with the FERC in June 1996, GEORGIA also requests that its partial requirements service obligation to MEAG be terminated as of the date sought by MEAG. GEORGIA further denies that any refund is owed to MEAG.

(P) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(Q) Reference is made to Note 3 to the financial statements of SAVANNAH in Item 8 of the Form 10-K for information regarding SAVANNAH's discontinued demand-side conservation programs.

(R) SAVANNAH is currently undergoing an earnings review by the Georgia PSC, and to date, the Georgia PSC has made no determination.

(S) Actions against ALABAMA have been filed in several counties in Alabama charging ALABAMA with fraud and non-compliance with regulatory statutes relating to the offer, sale and financing of "extended service contracts" in connection with the sale of electric appliances. Some of these cases are filed as class actions, while others were filed on behalf of multiple individual plaintiffs. The plaintiffs in these actions seek damages in an unspecified amount. ALABAMA has offered extended service agreements to its customers since January 1984, and approximately 175,000 extended service agreements could be involved in these proceedings. The final outcome of these cases cannot now be determined.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                 SOUTHERN

                 SOUTHERN held its annual meeting of stockholders on May 22, 1996. Each nominee for director of SOUTHERN received the requisite plurality of votes. The vote tabulation was as follows:

                   Nominees                  Shares For     Shares Withhold Vote
                   John C. Adams             522,076,544          7,177,822
                   A. D. Correll             521,816,820          7,437,546
                   A. W. Dahlberg            521,602,860          7,651,506
                   Paul J. DeNicola          521,415,232          7,839,134
                   Jack Edwards              516,908,334         12,346,032
                   H. Allen Franklin         521,287,128          7,967,238
                   Bruce S. Gordon           520,408,188          8,846,178
                   L. G. Hardman III         522,173,318          7,081,048
                   Elmer B. Harris           521,432,122          7,822,244
                   William A. Parker, Jr.    518,539,779         10,714,587
                   William J. Rushton, III   521,801,817          7,452,549
                   Gloria M. Shatto          521,914,454          7,469,162
                   Gerald J. St. Pe          522,307,900          6,946,466
                   Herbert Stockham          521,876,639          7,377,727

Item 4.          Submission of Matters to a Vote of Security Holders.(Continued)

                 ALABAMA

                 ALABAMA held its annual common stockholders meeting on April 26, 1996, and the following persons were elected to serve as directors of ALABAMA:

                     Whit Armstrong                   John T. Porter
                     Philip E. Austin                 Gerald H. Powell
                     A. W. Dahlberg                   Robert D. Powers
                     Peter V. Gregerson, Sr.          John W. Rouse
                     Bill M. Guthrie                  William J. Rushton, III
                     Elmer B. Harris                  James H. Sanford
                     Carl E. Jones, Jr.               John Cox Webb, IV
                     Wallace D. Malone, Jr.           John W. Woods
                     William V. Muse

                 All of the 5,608,955 outstanding shares of ALABAMA's common stock are owned by SOUTHERN and were voted for the election of such directors.

                 GEORGIA

                 By  written   consent,   in  lieu  of  the  annual  meeting  of
                 stockholders of GEORGIA, effective May 15, 1996, the following persons were elected to serve as directors of GEORGIA:

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

                 GULF

                 GULF held its annual stockholders meeting on June 25, 1996, and the following persons were elected to serve as directors of
                 GULF:

                     Reed Bell, Sr., M.D.             W. Deck Hull, Jr.
                     Travis J. Bowden                 C. Walter Ruckel
                     Paul J. DeNicola                 Joseph K. Tannehill
                     Fred C. Donovan

                 All of the 992, 717 outstanding shares of GULF's common stock are owned by SOUTHERN and were voted for the election of such directors.

Item 4.          Submission of Matters to a Vote of Security Holders.(Continued)

                 MISSISSIPPI

                 MISSISSIPPI held its annual stockholders meeting on April 2, 1996, and the following persons were elected to serve as directors of MISSISSIPPI:

                     Paul J. DeNicola                  Aubrey K. Lucas
                     Edwin E. Downer                   George A. Schloegel
                     Dwight H. Evans                   Philip J. Terrell
                     Robert S. Gaddis                  N. Eugene Warr
                     Walter H. Hurt, III

                 All of the 1,121,000 outstanding shares of MISSISSIPPI's common stock are owned by SOUTHERN and were voted for the election of such directors. Additionally, at such meeting, Article IV of the bylaws of MISSISSIPPI, "Indemnification of Directors and Officers," was amended in its entirety by unanimous vote of the stockholder.

                 SAVANNAH

                 SAVANNAH held its annual stockholders meeting on May 21, 1996, and the following persons were elected to serve as directors of
                 SAVANNAH:

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

                        Exhibits 27 - Financial Data Schedules
                                      (a)  SOUTHERN
                                      (b)  ALABAMA
                                      (c)  GEORGIA
                                      (d)  GULF
                                      (e)  MISSISSIPPI
                                      (f)  SAVANNAH

Item 6.          Exhibits and Reports on Form 8-K.  (Continued)

                 (b)    Reports on Form 8-K.

                        SAVANNAH filed a Current Report on Form 8-K dated May 23, 1996:

                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

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

                                                       Date:  August 12, 1996

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

          ALABAMA POWER COMPANY

     By   Elmer B. Harris
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   William B. Hutchins, III
          Executive Vice President and Chief Financial Officer
          (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                       Date:  August 12, 1996
                                       66

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


                                                       Date:  August 12, 1996

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


                                                       Date:  August 12, 1996

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


                                                       Date:  August 12, 1996

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

          SAVANNAH ELECTRIC AND POWER COMPANY

     By   Arthur M. Gignilliat, Jr.
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Kirby R. Willis
          Vice President, Treasurer and Chief Financial Officer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                       Date:  August 12, 1996
                                       68