Form 10-Q
period 1996-09-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1996-11-13
CIK 92122, 3153, 41091, 44545, 66904, 86940

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1996
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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


                                        Description of               Shares Outstanding
Registrant                              Common Stock                 at October 31, 1996
----------                              --------------               -------------------
The Southern Company                    Par Value $5 Per Share           673,652,878
Alabama Power Company                   Par Value $40 Per Share            5,608,955
Georgia Power Company                   No Par Value                       7,761,500
Gulf Power Company                      No Par Value                         992,717
Mississippi Power Company               Without Par Value                  1,121,000
Savannah Electric and Power Company     Par Value $5 Per Share            10,844,635

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


                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 1996
                                                                                                                         Page
                                                                                                                        Number

DEFINITIONS...................................................................................................            4

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) and
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income...................................................            6
                Condensed Consolidated Statements of Cash Flows...............................................            7
                Condensed Consolidated Balance Sheets.........................................................            8
                Management's Discussion and Analysis of Results of Operations and Financial Condition.........           10
             Alabama Power Company
                Condensed Statements of Income................................................................           16
                Condensed Statements of Cash Flows............................................................           17
                Condensed Balance Sheets......................................................................           18
                Management's Discussion and Analysis of Results of Operations and Financial Condition.........           20
                Exhibit 1 - Report of Independent Public Accountants..........................................           24
             Georgia Power Company
                Condensed Statements of Income................................................................           26
                Condensed Statements of Cash Flows............................................................           27
                Condensed Balance Sheets......................................................................           28
                Management's Discussion and Analysis of Results of Operations and Financial Condition.........           30
                Exhibit 1 - Report of Independent Public Accountants..........................................           34
             Gulf Power Company
                Condensed Statements of Income................................................................           36
                Condensed Statements of Cash Flows............................................................           37
                Condensed Balance Sheets......................................................................           38
                Management's Discussion and Analysis of Results of Operations and Financial Condition.........           40
             Mississippi Power Company
                Condensed Statements of Income................................................................           45
                Condensed Statements of Cash Flows............................................................           46
                Condensed Balance Sheets......................................................................           47
                Management's Discussion and Analysis of Results of Operations and Financial Condition.........           49
             Savannah Electric and Power Company
                Condensed Statements of Income................................................................           54
                Condensed Statements of Cash Flows............................................................           55
                Condensed Balance Sheets......................................................................           56
                Management's Discussion and Analysis of Results of Operations and Financial Condition.........           58
             Notes to the Condensed Financial Statements......................................................           61

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................           66
Item 2.  Changes in Securities................................................................................ Inapplicable
Item 3.  Defaults Upon Senior Securities...................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders.................................................. Inapplicable
Item 5.  Other Information.................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K.....................................................................           66
         Signatures ..........................................................................................           67

                                       3


                                   DEFINITIONS


TERM                             MEANING
affiliates....................   ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
ALABAMA.......................   Alabama Power Company
Clean Air Act ................   Clean Air Act Amendments of 1990
ECO Plan......................   Environmental Compliance Overview Plan
Energy Act....................   Energy Policy Act of 1992
EWG...........................   Exempt wholesale generator
FASB..........................   Financial Accounting Standards Board
FERC..........................   Federal Energy Regulatory Commission
Form 10-K.....................   Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA, GEORGIA, GULF,
                                 MISSISSIPPI and SAVANNAH for the year ended December 31, 1995
FUCO..........................   Foreign utility company
GEORGIA.......................   Georgia Power Company
GULF..........................   Gulf Power Company
MEAG..........................   Municipal Electric Authority of Georgia
MISSISSIPPI...................   Mississippi Power Company
OPC...........................   Oglethorpe Power Corporation
operating affiliates..........   see affiliates
operating companies...........   see affiliates
PEP...........................   Performance Evaluation Plan
PSC...........................   Public Service Commission
SAVANNAH......................   Savannah Electric and Power Company
SEC...........................   Securities and Exchange Commission
SOUTHERN......................   The Southern Company
Southern Energy...............   Southern Energy, Inc. (formerly Southern Electric International, Inc.)
SWEB..........................   South Western Electricity plc (United Kingdom)
TVA...........................   Tennessee Valley Authority



                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                        For the Three Months               For the Nine Months
                                                                         Ended September 30,               Ended September 30,
                                                                 -------------------------------    -------------------------------
                                                                      1996             1995              1996             1995
                                                                      ----             ----              ----             ----

OPERATING REVENUES                                               $   2,916,635    $   2,758,848     $   7,870,821    $   6,871,461
                                                                 --------------   --------------    --------------   --------------
OPERATING EXPENSES:
Operation--
     Fuel                                                              642,400          665,190         1,700,351        1,660,738
     Purchased power                                                   252,291          115,091           746,951          244,180
     Other (Note G)                                                    430,606          430,888         1,298,316        1,180,913
Maintenance                                                            169,675          142,936           552,774          465,244
Depreciation and amortization                                          247,892          243,639           740,023          672,680
Amortization of deferred Plant Vogtle costs (Note M)                    34,077           32,493           101,070           90,443
Taxes other than income taxes                                          162,384          131,995           483,335          376,875
Income taxes                                                           293,596          323,112           678,424          668,556
                                                                 --------------   --------------    --------------   --------------
Total operating expenses                                             2,232,921        2,085,344         6,301,244        5,359,629
                                                                 --------------   --------------    --------------   --------------
OPERATING INCOME                                                       683,714          673,504         1,569,577        1,511,832
OTHER INCOME:
Allowance for equity funds used during construction                      1,169              843             2,213            5,847
Interest income                                                         11,781           10,753            39,588           19,132
Other, net                                                              (2,450)         (32,266)          (14,759)         (31,807)
Income taxes applicable to other income                                (16,268)           8,751            19,584           13,790
                                                                 --------------   --------------    --------------   --------------
INCOME BEFORE INTEREST CHARGES                                         677,946          661,585         1,616,203        1,518,794
                                                                 --------------   --------------    --------------   --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                             126,428          131,999           389,774          405,500
Allowance for debt funds used during construction                       (4,400)          (3,663)          (15,189)         (14,902)
Interest on notes payable                                               30,288           15,501            95,095           43,892
Amortization of debt discount, premium and expense, net                 15,560            7,836            36,500           23,777
Other interest charges                                                  16,509           14,982            52,301           40,416
Minority interests in subsidiaries' earnings                             3,765            4,318             4,591           10,940
Preferred dividends of subsidiary companies                             22,356           21,788            65,556           66,491
                                                                 --------------   --------------    --------------   --------------
Net interest charges and other, net                                    210,506          192,761           628,628          576,114
                                                                 --------------   --------------    --------------   --------------

CONSOLIDATED NET INCOME                                          $     467,440    $     468,824     $     987,575    $     942,680
                                                                 ==============   ==============    ==============   ==============


AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING (Thousands)                              673,651          665,774           671,838          664,279

EARNINGS PER SHARE OF COMMON STOCK                                       $0.69            $0.71             $1.47            $1.42

CASH DIVIDENDS PAID PER SHARE
     OF COMMON STOCK                                                    $0.315           $0.305            $0.945           $0.915







 The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.





                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)
                                                                                                     For the Nine Months
                                                                                                      Ended September 30,
                                                                                               ------------------------------
                                                                                                 1996                 1995
                                                                                                 ----                 ----
OPERATING ACTIVITIES:
Consolidated net income                                                                    $    987,575      $    942,680
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                          913,122           836,792
         Deferred income taxes and investment tax credits                                        67,694            82,255
         Allowance for equity funds used during construction                                     (2,213)           (5,847)
         Amortization of deferred Plant Vogtle costs (Note M)                                   101,070            90,443
         Gain on asset sales                                                                    (62,787)          (23,533)
         Other, net                                                                              39,254           107,832
         Changes in certain current assets and liabilities--
            Receivables, net                                                                    (75,918)         (224,916)
            Fossil fuel stock                                                                    64,170            81,768
            Materials and supplies                                                               22,266             8,610
            Payables                                                                           (136,168)         (216,121)
            Customer deposits                                                                   (83,360)           33,135
            Taxes accrued                                                                       159,459           234,696
            Other                                                                              (111,844)          (77,530)
                                                                                           -------------     -------------
Net cash provided from operating activities                                                   1,882,320         1,870,264
                                                                                           -------------     -------------
INVESTING ACTIVITIES:
Gross property additions                                                                       (911,435)         (967,016)
SEI investments                                                                                       -          (343,947)
Sale of minority interest in SWEB                                                               188,663                 -
Sales of property and other investments                                                          20,895           131,099
Other                                                                                           (98,990)           17,224
                                                                                           -------------     -------------
Net cash used for investing activities                                                         (800,867)       (1,162,640)
                                                                                           -------------     -------------
FINANCING ACTIVITIES:
Proceeds--
     Common stock                                                                                95,873           186,610
     Subsidiary obligated mandatorily redeemable preferred securities                           322,000                 -
     First mortgage bonds                                                                        60,000           345,210
     Pollution control bonds                                                                    146,100           515,300
     Other long-term debt                                                                       319,148           265,772
Retirements--
     Preferred stock                                                                            (78,897)           (1,000)
     First mortgage bonds                                                                      (377,149)         (538,414)
     Pollution control bonds                                                                    (91,460)         (355,205)
     Other long-term debt                                                                    (1,116,073)         (261,551)
Special deposits-redemption funds                                                               (61,480)         (149,585)
Notes payable, net                                                                              (40,027)           96,753
Payment of common stock dividends                                                              (634,553)         (607,988)
Miscellaneous                                                                                   (16,318)          (11,315)
                                                                                           -------------     -------------
Net cash used for financing activities                                                       (1,472,836)         (515,413)
                                                                                           -------------     -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (391,383)          192,211
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                772,340           139,309
                                                                                           -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $    380,957      $    331,520
                                                                                           =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                  $    545,845      $    486,235
     Income taxes                                                                               458,731           453,265


 The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.





                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                               At September 30,
                                                                                    1996                At December 31,
                                                                                 (Unaudited)                1995
                                                                               ----------------       ------------------
UTILITY PLANT:
Plant in service                                                               $    32,809,676         $    31,878,166
Less accumulated provision for depreciation                                         10,737,018              10,067,081
                                                                               ----------------        ----------------
                                                                                    22,072,658              21,811,085
Nuclear fuel, at amortized cost                                                        228,828                 225,386
Construction work in progress                                                          777,556                 989,808
                                                                               ----------------        ----------------
Total                                                                               23,079,042              23,026,279
                                                                               ----------------        ----------------

OTHER PROPERTY AND INVESTMENTS:
Argentine operating concession, being amortized                                        420,194                 431,212
Goodwill                                                                               290,262                 343,897
Nuclear decommissioning trusts, at market                                              240,820                 200,641
Miscellaneous                                                                          347,526                 317,103
                                                                               ----------------        ----------------
Total                                                                                1,298,802               1,292,853
                                                                               ----------------        ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                              380,957                 772,340
Special deposits                                                                        61,480                 156,114
Receivables, less accumulated provisions for uncollectible accounts
          of $32,618 at September 30, 1996 and $37,119 at December 31, 1995          1,434,922               1,362,912
Fossil fuel stock, at average cost                                                     262,499                 326,669
Materials and supplies, at average cost                                                533,908                 551,546
Prepayments                                                                            284,583                 265,988
Vacation pay deferred                                                                   77,656                  74,135
                                                                               ----------------        ----------------
Total                                                                                3,036,005               3,509,704
                                                                               ----------------        ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                             1,330,666               1,386,116
Deferred Plant Vogtle costs (Note M)                                                   206,568                 307,638
Debt expense, being amortized                                                           76,913                  68,539
Premium on reacquired debt, being amortized                                            275,039                 294,825
Miscellaneous                                                                          624,051                 636,327
                                                                               ----------------        ----------------
Total                                                                                2,513,237               2,693,445
                                                                               ----------------        ----------------

TOTAL ASSETS                                                                   $    29,927,086         $    30,522,281
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





                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                         At September 30,
                                                                              1996                  At December 31,
                                                                            (Unaudited)                 1995
                                                                        ------------------        -----------------
CAPITALIZATION:
Common stock, par value $5 per share--
     Authorized -- 1 billion shares
     Outstanding -- September 30, 1996: 673,651,015 shares
                 -- December 31, 1995: 669,542,914 shares                $     3,368,255          $     3,347,715
Paid-in capital                                                                1,985,114                1,940,823
Retained earnings                                                              3,835,643                3,483,624
                                                                         ----------------         ----------------
                                                                               9,189,012                8,772,162
Preferred stock of subsidiaries                                                1,153,056                1,332,203
Subsidiary obligated mandatorily redeemable preferred securities                 422,000                  100,000
Long-term debt                                                                 7,356,378                8,274,012
                                                                         ----------------         ----------------
Total                                                                         18,120,446               18,478,377
                                                                         ----------------         ----------------

CURRENT LIABILITIES:
Preferred stock of subsidiaries due within one year                              100,250                        -
Long-term debt due within one year                                               212,080                  508,572
Notes payable                                                                  1,629,711                1,669,738
Accounts payable                                                                 597,190                  785,490
Customer deposits                                                                133,284                  216,644
Taxes accrued--
     Income taxes                                                                144,678                   92,684
     Other                                                                       285,251                  178,807
Interest accrued                                                                 158,630                  199,112
Vacation pay accrued                                                             104,067                   99,678
Miscellaneous                                                                    442,107                  530,461
                                                                         ----------------         ----------------
Total                                                                          3,807,248                4,281,186
                                                                         ----------------         ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              4,714,244                4,611,081
Deferred credits related to income taxes                                         892,148                  935,611
Accumulated deferred investment tax credits                                      795,292                  820,127
Employee benefits provisions                                                     478,858                  430,802
Minority interests in subsidiaries                                               373,141                  230,500
Prepaid capacity revenues                                                        125,024                  131,186
Department of Energy assessments                                                  86,113                   86,113
Disallowed Plant Vogtle capacity buyback costs                                    57,050                   58,514
Storm damage reserves                                                             34,136                   30,777
Miscellaneous                                                                    443,386                  428,007
                                                                         ----------------         ----------------
Total                                                                          7,999,392                7,762,718
                                                                         ----------------         ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                     $    29,927,086          $    30,522,281
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



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                                       AND
                     YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


RESULTS OF OPERATIONS

Earnings

SOUTHERN's consolidated net income for the third quarter and year-to-date 1996 was $467 million ($0.69 per share) and $988 million ($1.47 per share), respectively, compared to $469 million ($0.71 per share) and $943 million ($1.42 per share) for the corresponding periods of 1995. This resulted in a consolidated net income decrease of 0.3% for the quarter and an increase of 4.8% year to date. Milder weather during the third quarter of 1996 when compared with the third quarter of 1995 kept earnings relatively flat; however, year-to-date earnings of the core business were positively affected by more favorable weather conditions during the first half of 1996. The performance of Southern Energy (primarily resulting from the acquisition of SWEB effective September 18, 1995) also contributed to 1996 earnings. (Reference is made to Note 14 of SOUTHERN's financial statements in Item 8 of the Form 10-K for additional information regarding the acquisition of SWEB. Reference is also made to "Future Earnings Potential" below relating to the sale, in July 1996, of a 25% share of SWEB to a subsidiary of PP&L Resources, Inc.)

     SOUTHERN's core business is primarily represented by its five domestic electric utility operating companies, which provide electric service in four Southeastern states. Another significant portion of SOUTHERN's business is represented by Southern Energy, which owns and manages international and domestic businesses for SOUTHERN. Businesses acquired by Southern Energy have been included in the consolidated statements of income since the date of acquisition. Certain changes in operating revenues and expenses from the prior period are the result of such acquisitions.

     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     --------------------------------------------------------------
                                                             Third Quarter                   Year-To-Date
                                                     ------------------------------- ------------------------------
                                                       (in thousands)        %         (in thousands)        %
Operating revenues...............................         $157,787           5.7          $999,360          14.5
Purchased power expense..........................          137,200         119.2           502,771         205.9
Maintenance expense..............................           26,739          18.7            87,530          18.8
Depreciation and amortization expense............            4,253           1.7            67,343          10.0
Taxes other than income taxes....................           30,389          23.0           106,460          28.2
Interest on long-term debt.......................           (5,571)         (4.2)          (15,726)         (3.9)
Interest on notes payable........................           14,787          95.4            51,203         116.7

     Operating revenues. The changes in operating revenues of the core business were influenced most heavily by changes in the amount of retail energy sold. Compared to the corresponding periods of 1995, total retail kilowatt-hour sales for the third quarter decreased 0.3%; however, for the current year-to-date period, total retail kilowatt-hour sales increased 3.7%. Retail revenues, excluding those revenues which represent the pass-through of fuel and certain other expenses and do not affect income, decreased $48 million for the third quarter and increased $79 million year-to-date 1996. Residential and commercial energy sales experienced the most significant changes for the third quarter and

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


year-to-date periods, respectively. Compared to the corresponding periods of 1995, residential kilowatt-hour sales for the third quarter decreased 5.2%; however, for the current year-to-date period, residential kilowatt-hour sales increased 3.6%. Commercial kilowatt-hour sales increased 2.8% and 6.0% for the current quarter and year-to-date periods, respectively. Compared to the same periods of 1995, there was growth in the number of residential and commercial customers served; however, residential energy sales were mainly influenced by favorable weather conditions during the third quarter of 1995 and the first half of 1996. For the third quarter and year-to-date 1996, operating revenues applicable to Southern Energy-related activities increased by $245 million and $881 million, respectively, as compared to the corresponding periods of 1995. The primary reason for these increases relates to the acquisition of SWEB.

     Purchased power expense. The substantial increase in purchased power expense is attributable to Southern Energy-related activities, specifically, SWEB's operations. (SWEB's main business is the distribution of electricity. It must purchase essentially all of its power.) Purchased power expense in the core business decreased 10.6% or $9 million for the third quarter and 2.7% or $5 million for year-to-date 1996 compared to the corresponding periods of 1995.

     Maintenance expense. After excluding those amounts attributable to Southern Energy-related business activities, maintenance expense related to the core business increased $13 million or 9.3% for the third quarter and $46 million or 10.0% for year-to-date 1996 compared to the corresponding periods of 1995. The increase in the current quarter is primarily attributable to the timing of scheduled maintenance performed on generating units and a write-off by ALABAMA of obsolete steam generating plant inventory. The year-to-date increase is primarily due to the timing of scheduled maintenance performed on generating units and an accrual by ALABAMA to partially replenish its natural disaster reserve.

     Depreciation and amortization expense. After excluding those amounts attributable to Southern Energy-related business activities, depreciation and amortization expense in the core business decreased $9 million or 3.7% for the third quarter and increased $23 million or 3.5% for year-to-date 1996 compared to the corresponding periods of 1995. The decrease in the current quarter is primarily due to a charge to amortization expense by GEORGIA in September 1995 for software development costs. The increase in year-to-date 1996 is mainly due to accelerated depreciation of certain generating plants pursuant to a new retail rate plan at GEORGIA effective January 1, 1996, and additional plant investment.

     Taxes other than income taxes. After excluding those amounts attributable to Southern Energy-related business activities, taxes other than income taxes associated with the core business increased $2 million or 1.4% for the current quarter and $13 million or 3.4% for the current year-to-date period compared to the corresponding periods of 1995 primarily due to higher municipal and county franchise taxes. Changes in such franchise taxes, which are collected from customers, have no impact on earnings.

     Interest on long-term debt. After excluding those amounts attributable to Southern Energy-related business activities, interest on long-term debt in the core business decreased $12 million (9.6%) for the third quarter and $50 million (13.3%) year-to-date 1996 compared to the corresponding periods of 1995 reflecting the redemption and refinancing of long-term debt by the operating companies.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Interest on notes payable. After excluding those amounts attributable to Southern Energy-related business activities, interest on notes payable in the core business decreased $3 million or 20.0% for the current quarter and increased $5 million or 12.1% year-to-date 1996 reflecting a lower amount of short-term debt outstanding in the current quarter compared to the same period of 1995 and a higher amount of short-term debt outstanding in the current year-to-date period compared to the corresponding period of 1995.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment, with Southern Energy and other business becoming more significant.

     With respect to Southern Energy-related activities, SOUTHERN received, in April 1996, an order from the SEC which in effect allows it to use the proceeds from financings to increase its aggregate investment in EWGs and FUCOs up to an amount not exceeding 100% of SOUTHERN's consolidated retained earnings. A consumer group that had sought to intervene in the SEC proceeding has filed a motion for reconsideration of such order with the SEC and an appeal with the U.S. Court of Appeals for the 11th Circuit. At September 30, 1996, SOUTHERN's consolidated retained earnings amounted to $3,836 million, and its aggregate investment in EWGs and FUCOs amounted to $889 million. For additional information relating to Southern Energy and SOUTHERN's other business activities, see Item 1 - BUSINESS - "New Business Development" in the Form 10-K. In addition to the discussion in the Form 10-K relating to SWEB, on July 1, 1996, Southern Energy sold, indirectly, a 25% share in SWEB to a subsidiary of PP&L Resources, Inc. for some $189 million.

     On October 9, 1996, Southern Energy announced that a $2.7 billion agreement had been entered into between Southern Energy, Southern Energy-Asia, Inc. (an indirect, wholly-owned subsidiary of SOUTHERN), Consolidated Electric Power Asia Limited (CEPA) and Hopewell Holdings Limited, providing for the acquisition by Southern Energy-Asia of an 80% interest in CEPA. For additional information, reference is made to the Current Report on Form 8-K, dated October 9, 1996, filed by SOUTHERN.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. Legislation has been enacted in Alabama that would establish a process for determining whether utilities would experience "stranded costs" upon the transfer of an existing customer of a utility to another electric supplier. This legislation authorizes the Alabama PSC to make a determination of whether stranded costs would exist as a result of such a transfer by a customer of ALABAMA and could require the customer seeking an alternative supplier to pay any stranded costs found to exist. The legislation has termination provisions keyed to passage of comprehensive retail electric service competition legislation which addresses stranded costs of existing utilities and eliminates the obligation of utilities to provide generating resources. For additional information, see Item 1 - BUSINESS "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K.

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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Notes (B),  (C),  (E),  (F),  (H), (J), (L), (M), (N),
(O), (Q) and (R) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

The major change in SOUTHERN's financial condition during the first nine months of 1996 was the addition of approximately $911 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See SOUTHERN's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first nine months of 1996, the operating companies sold $60 million of first mortgage bonds, and through public authorities, $146 million of pollution control revenue bonds. Retirements, including maturities, of the operating companies' first mortgage bonds and pollution control revenue bonds totaled $463 million, and redemptions of preferred stock totaled $79 million. A subsidiary of ALABAMA formed as a statutory business trust sold $97 million of trust preferred securities guaranteed by ALABAMA and loaned the proceeds of such securities to ALABAMA. See Note (I) in the "Notes to the Condensed Financial Statements" herein for further details. A subsidiary of GEORGIA formed as a statutory business trust sold $225 million of trust preferred securities guaranteed by GEORGIA and loaned the proceeds of such securities to GEORGIA. See Note (K) in the "Notes to the Condensed Financial Statements" herein for further details.

     During the first nine months of 1996, SOUTHERN raised $96 million from the issuance of new common stock under SOUTHERN's various stock plans. The market price of SOUTHERN's common stock at September 30, 1996 was $22.50 per share and the book value was $13.64 per share, representing a market-to-book ratio of 165%, compared to $24.625, $13.10 and 188%, respectively, at the end of 1995. The dividend for the third quarter of 1996 was $0.315 per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SOUTHERN under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturing debt. Approximately $312 million will be required by September 30, 1997, for present sinking fund requirements, redemption of preferred stock and redemptions and maturities of long-term debt. Also, the operating companies plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

Sources of Capital

In addition to the financing activities previously described, SOUTHERN may require additional equity capital during the remainder of the year. The amounts and timing of additional equity capital to be raised in 1996, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. The

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, each of the operating companies expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1998. See
Item 1 BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at September 30, 1996, approximately $381 million of cash and cash equivalents and approximately $4,119 million of unused credit arrangements with banks (including $808 million of such arrangements under which borrowings may be made only to fund purchase obligations of the operating companies relating to variable rate pollution control bonds). At September 30, 1996, the system companies had outstanding approximately $1,040 million of short-term notes payable and $590 million of commercial paper. Since SOUTHERN's construction program with respect to major generating projects in the core business has been completed, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) in the "Notes to the Condensed Financial Statements" herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY

                              ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                     For the Three Months                For the Nine Months
                                                                      Ended September 30,                Ended September 30,
                                                                    ----------------------             ----------------------
                                                                    1996              1995             1996              1995
                                                                    ----              ----             ----              ----
OPERATING REVENUES:
Revenues                                                       $     869,950     $     910,023    $   2,253,194     $   2,264,183
Revenues from affiliates                                              43,358            28,261          172,510            73,925
                                                               --------------    --------------   --------------    --------------
Total operating revenues                                             913,308           938,284        2,425,704         2,338,108
                                                               --------------    --------------   --------------    --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                            245,385           242,649          668,034           596,257
     Purchased power from non-affiliates                              11,795            16,684           31,651            25,895
     Purchased power from affiliates                                  27,502            41,011           67,365            93,695
     Other                                                           124,624           125,667          375,808           363,062
Maintenance                                                           62,361            51,299          193,354           174,529
Depreciation and amortization                                         80,142            75,886          239,859           228,717
Taxes other than income taxes                                         46,507            45,959          140,244           137,668
Federal and state income taxes                                        92,469           105,807          193,141           204,329
                                                               --------------    --------------   --------------    --------------
Total operating expenses                                             690,785           704,962        1,909,456         1,824,152
                                                               --------------    --------------   --------------    --------------
OPERATING INCOME                                                     222,523           233,322          516,248           513,956
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                      161               564              594             2,823
Income from subsidiary                                                   944               990            2,885             2,865
Interest income                                                        6,521             5,840           21,506             6,760
Other, net                                                            (7,907)           (8,436)         (30,526)          (19,810)
Income taxes applicable to other income                                1,368             1,155           15,463             9,154
                                                               --------------    --------------   --------------    --------------
INCOME BEFORE INTEREST CHARGES                                       223,610           233,435          526,170           515,748
                                                               --------------    --------------   --------------    --------------
INTEREST CHARGES:
Interest on long-term debt                                            42,179            44,737          127,067           135,684
Allowance for debt funds used during construction                     (1,390)             (915)          (5,112)           (4,585)
Interest on interim obligations                                        5,374             4,430           16,852            13,300
Amortization of debt discount, premium and expense, net               10,165             2,544           19,809             7,588
Other interest charges                                                 8,009             7,999           26,107            21,192
                                                               --------------    --------------   --------------    --------------
Net interest charges                                                  64,337            58,795          184,723           173,179
                                                               --------------    --------------   --------------    --------------
NET INCOME                                                           159,273           174,640          341,447           342,569
DIVIDENDS ON PREFERRED STOCK                                           6,684             6,702           19,921            20,377
                                                               --------------    --------------   --------------    --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                              $     152,589     $     167,938    $     321,526     $     322,192
                                                               ==============    ==============   ==============    ==============










 The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.





                              ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                                 ---------------------
                                                                                                 1996            1995
                                                                                                 ----            ----
OPERATING ACTIVITIES:
Net income                                                                                   $   341,447     $   342,569
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                           303,893         272,505
         Deferred income taxes and investment tax credits, net                                       (50)         27,182
         Allowance for equity funds used during construction                                        (594)         (2,823)
         Other, net                                                                               22,666          59,823
         Changes in certain current assets and liabilities--
            Receivables, net                                                                     (39,366)        (88,215)
            Inventories                                                                           40,621          26,669
            Payables                                                                             (71,740)       (100,678)
            Taxes accrued                                                                         81,314          83,959
            Energy cost recovery, retail                                                          25,186         (18,693)
            Other                                                                                (37,291)        (32,948)
                                                                                             ------------    ------------
Net cash provided from operating activities                                                      666,086         569,350
                                                                                             ------------    ------------
INVESTING ACTIVITIES:
Gross property additions                                                                        (325,313)       (357,749)
Other                                                                                            (34,838)        (40,366)
                                                                                             ------------    ------------
Net cash used for investing activities                                                          (360,151)       (398,115)
                                                                                             ------------    ------------
FINANCING ACTIVITIES:
Proceeds--
     Company obligated  mandatorily  redeemable  preferred securities of Alabama
         Power Capital Trust I holding Company Junior
         Subordinated Notes (Note I)                                                              97,000               -
     Other long-term debt                                                                              -          50,000
Retirements--
     First mortgage bonds                                                                        (83,797)              -
     Other long-term debt                                                                           (706)        (50,563)
Interim obligations, net                                                                         (58,637)         60,128
Payment of preferred stock dividends                                                             (19,945)        (20,296)
Payment of common stock dividends                                                               (228,800)       (210,700)
Miscellaneous                                                                                     (3,042)         (1,567)
                                                                                             ------------    ------------
Net cash used for financing activities                                                          (297,927)       (172,998)
                                                                                             ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            8,008          (1,763)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  12,616          14,676
                                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    20,624     $    12,913
                                                                                             ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                    $   152,197     $   148,104
     Income taxes                                                                                135,370         112,268





 The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.





                              ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                          At September 30,
                                                                                1996                At December 31,
                                                                             (Unaudited)                 1995
                                                                         -------------------       -----------------
UTILITY PLANT:
Plant in service                                                           $    10,705,412          $    10,430,792
Less accumulated provision for depreciation                                      4,051,259                3,838,093
                                                                           ----------------         ----------------
                                                                                 6,654,153                6,592,699
Nuclear fuel, at amortized cost                                                    107,488                  100,537
Construction work in progress                                                      320,079                  362,768
                                                                           ----------------         ----------------
Total                                                                            7,081,720                7,056,004
                                                                           ----------------         ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                     25,771                   27,232
Nuclear decommissioning trusts, at market                                          122,526                  108,368
Miscellaneous                                                                       20,937                   19,156
                                                                           ----------------         ----------------
Total                                                                              169,234                  154,756
                                                                           ----------------         ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                           20,624                   12,616
Receivables--
     Customer accounts receivable                                                  384,271                  355,833
     Other accounts and notes receivable                                            26,719                   28,082
     Affiliated companies                                                           48,639                   41,819
     Accumulated provision for uncollectible accounts                               (1,316)                  (1,212)
Refundable income taxes                                                                  -                    2,635
Fossil fuel stock, at average cost                                                  77,765                  106,627
Materials and supplies, at average cost                                            167,344                  179,103
Prepayments                                                                        146,903                  116,331
Vacation pay deferred                                                               28,369                   29,458
                                                                           ----------------         ----------------
Total                                                                              899,318                  871,292
                                                                           ----------------         ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                           424,567                  436,837
Debt expense, being amortized                                                        7,512                    7,648
Premium on reacquired debt, being amortized                                         72,465                   89,967
Uranium enrichment decontamination and decommissioning fund                         40,282                   40,282
Miscellaneous                                                                       90,518                   87,574
                                                                           ----------------         ----------------
Total                                                                              635,344                  662,308
                                                                           ----------------         ----------------

TOTAL ASSETS                                                               $     8,785,616          $     8,744,360
                                                                           ================         ================







 The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.





                              ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                            At September 30,
                                                                                  1996                At December 31,
                                                                               (Unaudited)                 1995
                                                                           -------------------      -------------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $40 per share)--
     authorized 6,000,000 shares; outstanding 5,608,955 shares               $     224,358            $     224,358
Paid-in capital                                                                  1,304,645                1,304,645
Premium on preferred stock                                                             146                      146
Retained earnings                                                                1,253,923                1,161,225
                                                                             --------------           --------------
                                                                                 2,783,072                2,690,374
Preferred stock                                                                    440,400                  440,400
Company obligated mandatorily redeemable preferred securities of
     Alabama Power Capital Trust I holding Company Junior
     Subordinated Notes (Note I)                                                    97,000                        -
Long-term debt                                                                   2,353,522                2,374,948
                                                                             --------------           --------------
Total                                                                            5,673,994                5,505,722
                                                                             --------------           --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                  20,749                   84,682
Notes payable to banks                                                              20,000                        -
Commercial paper                                                                   311,379                  390,016
Accounts payable--
     Affiliated companies                                                           71,643                   76,326
     Other                                                                          99,777                  182,401
Customer deposits                                                                   32,630                   30,353
Taxes accrued--
     Federal and state income                                                       45,577                   13,599
     Other                                                                          59,747                   18,158
Interest accrued                                                                    46,517                   53,527
Vacation pay accrued                                                                28,369                   29,458
Miscellaneous                                                                       82,825                   70,543
                                                                             --------------           --------------
Total                                                                              819,213                  949,063
                                                                             --------------           --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                1,207,453                1,191,591
Accumulated deferred investment tax credits                                        296,835                  305,372
Prepaid capacity revenues, net                                                     125,024                  131,186
Uranium enrichment decontamination and decommissioning fund                         36,620                   36,620
Deferred credits related to income taxes                                           368,316                  386,038
Natural disaster reserve                                                            20,306                   17,959
Miscellaneous                                                                      237,855                  220,809
                                                                             --------------           --------------
Total                                                                            2,292,409                2,289,575
                                                                             --------------           --------------

TOTAL CAPITALIZATION AND LIABILITIES                                         $   8,785,616            $   8,744,360
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



                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                                       AND
                     YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the third quarter and year-to-date 1996 was $152.6 million and $321.5 million, respectively, compared to $167.9 million and $322.2 million for the corresponding periods of 1995. Earnings decreased by 9.1% for the third quarter, primarily due to lower retail energy sales, and by 0.2% year-to-date.

     Significant income statement items appropriate for discussion include the following:

                                                                             Increase (Decrease)
                                                           --------------------------------------------------------
                                                                 Third Quarter                Year-To-Date
                                                           -------------------------- -----------------------------
                                                           (in thousands)       %     (in thousands)       %
Revenues.............................................         $(40,073)        (4.4)     $(10,989)        (0.5)
Revenues from affiliates.............................           15,097         53.4        98,585        133.4
Fuel expense.........................................            2,736          1.1        71,777         12.0
Purchased power from affiliates......................          (13,509)       (32.9)      (26,330)       (28.1)
Maintenance expense..................................           11,062         21.6        18,825         10.8
Interest income......................................              681         11.7        14,746        218.1
Other, net...........................................              529          6.3       (10,716)       (54.1)
Amortization of debt discount, premium and
   expense, net......................................            7,621        299.6        12,221        161.1

     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect net income, revenues for the third quarter 1996 decreased $14.5 million, compared to the corresponding period of 1995. The decrease in third quarter 1996 revenues reflects a decrease in the amount of retail, particularly residential, energy sold as well as rate reductions initiated by ALABAMA for certain commercial and industrial customers. Milder weather during the third quarter of 1996 as compared to the exceptionally warm summer of 1995 primarily impacted residential energy sales, which were down 7.3% compared to the third quarter of 1995. Commercial energy sales increased 5.2%, and industrial energy sales decreased 1.8% for the third quarter compared to 1995. Total retail kilowatt-hour sales for the quarter were down 2.3% compared to the same period of 1995, and retail revenues, excluding fuel revenues, decreased $20.1 million.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand, the availability, and cost of generating resources at each company.

     Fuel expense. The increase in fuel expense for the year-to-date 1996 period as compared to the corresponding period of 1995 can be attributed to higher generation.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Maintenance expense. Maintenance expense increased for the third quarter of 1996 compared to the same period of 1995 primarily due to a reclassification of expenses previously charged to operations and the write-off of obsolete steam generating plant inventory. These items, plus an accrual to partially replenish the natural disaster reserve, represent the primary reasons for the year-to-date increase.

     Interest income. The 1996 year-to-date increase in interest income compared to the same period of 1995 reflects approximately $5 million resulting from the recognition of gains on sales of securities within the nuclear decommissioning trust. This increase in income was offset by a concurrent recognition of other interest charges in accordance with FERC requirements. In addition, interest income was reduced in May 1995, pursuant to litigation, as a result of a charge of $9 million to reflect the refund of interest on the sales of merchandise by vendors other than ALABAMA.

     Other, net. The change in this item for the year-to-date 1996 period compared to the same period of 1995 is primarily due to a $5.6 million gain on the disposition of property which was recognized in 1995 and increased contributions and injuries and damages expenses during 1996.

     Amortization of debt discount, premium and expense, net. The increase in this item for the current quarter and year-to-date periods compared to the same periods of 1995 is the result of ALABAMA's reducing the asset account, relating to premiums incurred in connection with the refinancing of high-cost debt, by approximately $5.0 million and $8.0 million in February and July 1996, respectively, as allowed by the Alabama PSC. See Note (H) in the "Notes to the Condensed Financial Statements" herein for further details.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. Legislation has been enacted in Alabama that would establish a process for determining whether utilities would experience "stranded costs" upon the transfer of an existing customer of a utility to another electric supplier. This legislation authorizes the Alabama PSC to make a determination of whether stranded costs would exist as a result of such a transfer by a customer of ALABAMA and could require the customer seeking an alternative supplier to pay any stranded costs found to exist. The legislation has termination provisions keyed to passage of comprehensive retail electric service competition legislation which addresses stranded costs of existing utilities and eliminates the obligation of utilities to provide generating resources. For additional information, see Item 1 - BUSINESS "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of ALABAMA in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS "Environmental Matters" of ALABAMA in the Form 10-K.

     Reference is made to Notes (B), (C), (F), (G), (H) and (J) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

The major change in ALABAMA's financial condition during the first nine months of 1996 was the addition of approximately $325.3 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first quarter of 1996, maturities and redemptions of first mortgage bonds of ALABAMA totaled $83.8 million. Also, Alabama Power Capital Trust I, a statutory business trust established for the sole purpose of holding ALABAMA's junior subordinated notes and issuing preferred securities, sold $97.0 million of its 7.375% trust preferred securities which are guaranteed by ALABAMA. See Note (I) in the "Notes to the Condensed Financial Statements" herein for further details. No additional securities were issued, redeemed or matured during the second or third quarters.

     ALABAMA has authorized the sale, through a public authority, of $21.0 million of adjustable rate pollution control revenue refunding bonds due 2021. It is expected that proceeds from the sale of the new bonds will be applied not later than February 11, 1997, to the redemption of $21.0 million outstanding principal amount of 7.40% pollution control revenue bonds due 2016, at a redemption price of 102% plus accrued interest. ALABAMA has also announced that it intends to redeem on January 2, 1997, $19.8 million of its 9-1/4% first mortgage bonds due 2021, at par plus accrued interest, pursuant to provisions of ALABAMA's indenture relating to the improvement fund and use of proceeds of released property.

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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, ALABAMA had at September 30, 1996, approximately $20.6 million of cash and cash equivalents and had committed lines of credit of approximately $795 million (including $187 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) with regulatory authority for up to $750 million of short-term borrowing. At September 30, 1996, ALABAMA had outstanding $20.0 million of short-term notes payable to banks and $311.4 million of commercial paper. Since ALABAMA has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              ARTHUR ANDERSEN LLP




                                                                       Exhibit 1





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of September 30, 1996, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and condensed statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Birmingham, Alabama
November 8, 1996

                              GEORGIA POWER COMPANY

                              GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                     For the Three Months               For the Nine Months
                                                                      Ended September 30,               Ended September 30,
                                                                    ----------------------             ----------------------
                                                                    1996              1995             1996              1995
                                                                    ----              ----             ----              ----
OPERATING REVENUES:
Revenues                                                       $   1,303,783     $   1,341,661    $   3,444,445     $   3,356,077
Revenues from affiliates                                               7,044            31,895           29,367            66,875
                                                               --------------    --------------   --------------    --------------
Total operating revenues                                           1,310,827         1,373,556        3,473,812         3,422,952
                                                               --------------    --------------   --------------    --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                            245,635           282,111          648,320           714,366
     Purchased power from non-affiliates                              46,563            53,871          124,335           142,585
     Purchased power from affiliates                                  51,592            36,721          174,349            94,606
     Provision for separation benefits                                 7,947             2,073           34,821             6,052
     Other                                                           171,032           211,983          532,035           549,969
Maintenance                                                           65,014            64,197          217,617           201,384
Depreciation and amortization                                        108,556           122,449          323,824           317,942
Amortization of deferred Plant Vogtle costs (Note M)                  34,077            32,493          101,070            90,443
Taxes other than income taxes                                         56,725            56,301          163,585           158,602
Federal and state income taxes                                       184,787           174,278          390,026           372,927
                                                               --------------    --------------   --------------    --------------
Total operating expenses                                             971,928         1,036,477        2,709,982         2,648,876
                                                               --------------    --------------   --------------    --------------
OPERATING INCOME                                                     338,899           337,079          763,830           774,076
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                      912                61            1,167             2,471
Equity in earnings of unconsolidated subsidiary                          944               991            2,885             2,866
Interest income                                                        1,002             1,860            3,916             4,529
Other, net                                                           (20,281)          (11,997)         (29,671)            5,368
Income taxes applicable to other income                                7,800             2,841           10,326            (8,467)
                                                               --------------    --------------   --------------    --------------
INCOME BEFORE INTEREST CHARGES                                       329,276           330,835          752,453           780,843
                                                               --------------    --------------   --------------    --------------
INTEREST CHARGES:
Interest on long-term debt                                            51,492            61,571          157,602           199,029
Allowance for debt funds used during construction                     (2,724)           (2,447)          (9,215)           (9,498)
Interest on interim obligations                                        3,500             5,356           14,657            17,476
Amortization of debt discount, premium and expense, net                3,597             3,983           11,069            11,999
Other interest charges                                                 5,517             5,826           18,265            16,152
                                                               --------------    --------------   --------------    --------------
Net interest charges                                                  61,382            74,289          192,378           235,158
                                                               --------------    --------------   --------------    --------------
NET INCOME                                                           267,894           256,546          560,075           545,685
DIVIDENDS ON PREFERRED STOCK                                          12,415            11,843           35,906            36,321
                                                               --------------    --------------   --------------    --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                              $     255,479     $     244,703    $     524,169     $     509,364
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





                              GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                              ------------------------
                                                                                              1996                1995
                                                                                              ----                ----
OPERATING ACTIVITIES:
Net income                                                                               $     560,075       $      545,685
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                         384,726              397,225
         Deferred income taxes and investment tax credits, net                                  45,883               46,289
         Allowance for equity funds used during construction                                    (1,167)              (2,471)
         Amortization of deferred Plant Vogtle costs (Note M)                                  101,070               90,443
         Gain on asset sales                                                                    (2,265)             (23,344)
         Other, net                                                                             45,120               61,254
         Changes in certain current assets and liabilities--
            Receivables, net                                                                   (55,008)            (136,413)
            Inventories                                                                         27,632               62,153
            Payables                                                                           (58,218)             (55,295)
            Taxes accrued                                                                      125,462              109,460
            Energy cost recovery, retail                                                        (9,416)              28,145
            Other                                                                              (15,161)              15,818
                                                                                         --------------      ---------------
Net cash provided from operating activities                                                  1,148,733            1,138,949
                                                                                         --------------      ---------------
INVESTING ACTIVITIES:
Gross property additions                                                                      (328,219)            (326,858)
Sales of property                                                                                1,800              131,099
Other                                                                                          (50,967)             (53,362)
                                                                                         --------------      ---------------
Net cash used for investing activities                                                        (377,386)            (249,121)
                                                                                         --------------      ---------------
FINANCING ACTIVITIES:
Proceeds--
     Company obligated mandatorily redeemable preferred securities of subsidiary substantially all of whose assets are Junior
         Subordinated Notes (Note K)                                                           225,000                    -
     First mortgage bonds                                                                       10,000               75,000
     Pollution control bonds                                                                   112,825              454,700
Retirements--
     Preferred stock                                                                           (78,897)                   -
     First mortgage bonds                                                                     (210,860)            (505,789)
     Pollution control bonds                                                                   (58,185)            (305,205)
     Other long-term debt                                                                            -              (37,000)
Special deposits - redemption funds                                                            (61,480)            (149,585)
Interim obligations, net                                                                      (298,117)             (33,875)
Payment of preferred stock dividends                                                           (35,705)             (36,540)
Payment of common stock dividends                                                             (365,700)            (333,800)
Miscellaneous                                                                                   (8,409)             (12,261)
                                                                                         --------------      ---------------
Net cash used for financing activities                                                        (769,528)            (884,355)
                                                                                         --------------      ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          1,819                5,473
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                28,930               12,539
                                                                                         --------------      ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $      30,749       $       18,012
                                                                                         ==============      ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                $     199,603       $      241,955
     Income taxes                                                                              261,270              277,260

 The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.





                              GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                          At September 30,
                                                                               1996                At December 31,
                                                                            (Unaudited)                 1995
                                                                        -------------------      ------------------
UTILITY PLANT:
Plant in service                                                         $    14,733,046          $    14,538,595
Less accumulated provision for depreciation                                    4,730,005                4,417,120
                                                                         ----------------         ----------------
                                                                              10,003,041               10,121,475
Nuclear fuel, at amortized cost                                                  121,340                  124,849
Construction work in progress                                                    273,215                  236,715
                                                                         ----------------         ----------------
Total                                                                         10,397,596               10,483,039
                                                                         ----------------         ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                   25,771                   27,232
Nuclear decommissioning trusts, at market                                        123,511                   92,273
Miscellaneous                                                                    141,850                  120,383
                                                                         ----------------         ----------------
Total                                                                            291,132                  239,888
                                                                         ----------------         ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                         30,749                   28,930
Special deposits - redemption funds                                               61,480                        -
Receivables--
     Customer accounts receivable                                                488,678                  418,749
     Other accounts and notes receivable                                          81,626                  102,953
     Affiliated companies                                                         15,427                   15,482
     Accumulated provision for uncollectible accounts                             (5,800)                  (5,000)
Fossil fuel stock, at average cost                                               119,636                  145,151
Materials and supplies, at average cost                                          284,687                  286,804
Prepayments                                                                       96,068                  107,764
Vacation pay deferred                                                             40,257                   35,543
                                                                         ----------------         ----------------
Total                                                                          1,212,808                1,136,376
                                                                         ----------------         ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                         830,323                  871,783
Deferred Plant Vogtle costs (Note M)                                             206,568                  307,638
Premium on reacquired debt, being amortized                                      167,322                  174,018
Debt expense, being amortized                                                     32,556                   27,227
Miscellaneous                                                                    187,743                  230,306
                                                                         ----------------         ----------------
Total                                                                          1,424,512                1,610,972
                                                                         ----------------         ----------------

TOTAL ASSETS                                                             $    13,326,048          $    13,470,275
                                                                         ================         ================







 The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.





                              GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                         At September 30,
                                                                               1996                 At December 31,
                                                                           (Unaudited)                  1995
                                                                        -------------------       ------------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 15,000,000 shares; outstanding 7,761,500 shares          $       344,250          $       344,250
Paid-in capital                                                                2,384,849                2,384,444
Premium on preferred stock                                                           371                      413
Retained earnings                                                              1,728,416                1,569,905
                                                                         ----------------         ----------------
                                                                               4,457,886                4,299,012
Preferred stock                                                                  513,640                  692,787
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are Junior
     Subordinated Debentures or Notes (Note K)                                   325,000                  100,000
Long-term debt                                                                 3,259,807                3,315,460
                                                                         ----------------         ----------------
Total                                                                          8,556,333                8,407,259
                                                                         ----------------         ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                              100,250                        -
Long-term debt due within one year                                                61,838                  150,446
Notes payable to banks                                                             1,300                  178,000
Commercial paper                                                                 100,913                  222,330
Accounts payable--
     Affiliated companies                                                         74,885                   72,878
     Other                                                                       222,664                  316,278
Customer deposits                                                                 62,690                   53,145
Taxes accrued--
     Federal and state income                                                     80,307                    7,759
     Other                                                                       149,547                   96,633
Interest accrued                                                                  77,868                   96,162
Vacation pay accrued                                                              38,739                   34,233
Miscellaneous                                                                    124,434                  137,184
                                                                         ----------------         ----------------
Total                                                                          1,095,435                1,365,048
                                                                         ----------------         ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              2,519,528                2,510,458
Accumulated deferred investment tax credits                                      419,359                  432,184
Deferred credits related to income taxes                                         389,579                  410,016
Miscellaneous                                                                    345,814                  345,310
                                                                         ----------------         ----------------
Total                                                                          3,674,280                3,697,968
                                                                         ----------------         ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                     $    13,326,048          $    13,470,275
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



                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                                       AND
                     YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the third quarter and year-to-date 1996 was $255.5 million and $524.2 million, respectively, compared to $244.7 million and $509.4 million for the corresponding periods of 1995. Earnings increased by 4.4% for the quarter primarily due to lower operating and interest expenses and by 2.9% year-to-date primarily as a result of increased retail revenues and lower interest costs.

     Significant income statement items appropriate for discussion include the following:

                                                                             Increase (Decrease)
                                                            -------------------------------------------------------
                                                                  Third Quarter               Year-To-Date
                                                            -------------------------- ----------------------------
                                                            (in thousands)      %      (in thousands)       %
Revenues.............................................          $(37,878)       (2.8)      $ 88,368          2.6
Revenue from affiliates..............................           (24,851)      (77.9)       (37,508)       (56.1)
Fuel expense.........................................           (36,476)      (12.9)       (66,046)        (9.2)
Purchased power from affiliates......................            14,871        40.5         79,743         84.3
Provision for separation benefits....................             5,874       283.4         28,769        475.4
Other operation expense..............................           (40,951)      (19.3)       (17,934)        (3.3)
Depreciation and amortization expense................           (13,893)      (11.3)         5,882          1.9
Other, net...........................................            (8,284)      (69.1)       (35,039)      (652.7)
Income taxes applicable to other income..............             4,959      (174.6)        18,793       (222.0)
Interest on long-term debt...........................           (10,079)      (16.4)       (41,427)       (20.8)

     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues for the third quarter decreased $31.6 million and for year-to-date increased $45.3 million, compared to the corresponding periods of 1995. The decrease in revenues for the third quarter is primarily due to a 4.0% decrease in residential kilowatt-hour sales resulting from milder-than-normal weather. Total retail kilowatt-hour sales increased year-to-date primarily due to more favorable weather conditions during the first and second quarters of 1996 and a slight increase in the number of customers served. Retail revenues, excluding fuel revenues, decreased 3.1% or $30.3 million for the current quarter and increased 1.9% or $46.3 million year-to-date. Energy sales to non-affiliated wholesale customers for the third quarter 1996 compared to the same period in 1995 remained relatively flat, but increased 6.5% for year-to-date 1996 versus 1995 primarily due to increased demand by municipalities and cooperatives in Georgia. However, capacity revenues from sales to non-affiliated utilities outside the service territory fell $0.2 million for the quarter and $13.3 million year-to-date primarily due to the scheduled decline in megawatts of capacity under long-term contracts.

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

     Fuel expense. Fuel expense decreased primarily due to a decrease in generation resulting from the timing of maintenance at fossil and nuclear plants and a slightly lower average cost of fuel. (See Purchased power from affiliates below.)

     Purchased power from affiliates. As a result of the timing of maintenance at fossil and nuclear plants discussed above, purchased power from affiliates increased compared to the same periods of 1995. Purchased power transactions among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Provision for separation benefits. The increase in provision for separation benefits for each period is attributable to work force reduction programs, which have been implemented to control growth in future operating expenses. See Note
(G) in the "Notes to the Condensed Financial Statements" herein for further details.

     Other operation expense. The decrease in other operation expense for the current quarter and year-to-date is primarily due to a charge in July 1995 of $21.8 million of demand-side option program costs not collected through rate riders (see Note (O) in the "Notes to the Condensed Financial Statements" herein) and a charge in August 1995 of $12.6 million of Nuclear Regulatory Commission mandated study costs, partially offset by increased cost under a new three-year retail rate plan effective January 1, 1996.

     Depreciation and amortization expense. The decrease in depreciation and amortization for the current quarter compared to the same period of 1995 is primarily due to a $15.3 million charge to amortization expense in September 1995 for software development costs. Depreciation and amortization increased year-to-date 1996 compared to year-to-date 1995 primarily due to accelerated depreciation of generating plant pursuant to a new retail rate plan effective January 1, 1996, and an increase in plant-in-service.

     Other, net and Income taxes applicable to other income. For the current quarter, the change in each of these items is primarily the result of expenses incurred in connection with activities related to the 1996 Summer Olympic games. For the year-to-date period, the primary reason for the change in each of these items is the completion of the sale, in June 1995, of Plant Scherer Unit 4, which resulted in an after-tax gain of approximately $12.0 million.

     Interest on long-term debt. The decline in interest on long-term debt reflects the redemption and refinancing of long-term debt.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to movement towards a less regulated, more competitive environment.

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

     Effective January 1, 1996, GEORGIA began operating under a three-year retail rate plan. Under the plan, GEORGIA's earnings will be evaluated against a retail return on common equity range of 10% to 12.5%. GEORGIA is required to absorb cost increases of approximately $29.0 million annually during the plan's three-year operation, including $14.0 million annually of accelerated depreciation of electric plant. Reference is made to Note (L) in the "Notes to the Condensed Financial Statements" herein for additional information.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS "Environmental Issues" of GEORGIA in the Form 10-K.

     Reference is made to Notes (B), (C), (F) and (L) through (R) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first nine months of 1996 was the addition of approximately $328.2 million to utility plant. These additions were primarily related to transmission and distribution facilities and to the purchase of nuclear fuel. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first quarter of 1996, $150.0 million of GEORGIA's first mortgage bonds matured, and GEORGIA sold $10.0 million of medium-term notes and redeemed $6.8 million of industrial development bonds. In June 1996, GEORGIA sold, through a public authority, $51.3 million of variable rate pollution control revenue bonds, and the proceeds were applied to the redemption on July 1, 1996 of $51.3 million outstanding principal amount of 7.25% pollution control revenue bonds. In August 1996, Georgia Power Capital Trust I, a statutory business trust established for the sole purpose of holding GEORGIA's junior subordinated notes and issuing preferred securities, sold $225.0 million of its 7.75% trust preferred securities, which are guaranteed by GEORGIA. (See Note (K) in the "Notes to the Condensed Financial Statements" herein for further details.) In September 1996, GEORGIA sold, through public authorities, $61.5 million of variable rate pollution control revenue bonds due 2026, and the proceeds were applied to the redemption on October 1, 1996 of $61.5 million outstanding principal amount of 6-3/8% to 8% pollution control revenue bonds. Also during the third quarter 1996, GEORGIA redeemed $78.9 million of preferred stock and $60.9 million of first mortgage bonds.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     On November 2, 1996, GEORGIA redeemed all of its 4,000,000 outstanding shares of $2.125 preferred stock at the redemption price of $25.00 per share, plus accrued dividends. GEORGIA plans to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

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

     To meet short-term cash needs and contingencies, GEORGIA had at September 30, 1996, approximately $30.7 million of cash and cash equivalents and approximately $854.7 million of unused credit arrangements with banks (including $589.7 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At September 30, 1996, GEORGIA had outstanding $1.3 million of short-term notes payable to banks and $100.9 million of commercial paper. Since GEORGIA has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              ARTHUR ANDERSEN LLP




                                                                       Exhibit 1





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of September 30, 1996, and the related condensed statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
November 8, 1996

                               GULF POWER COMPANY

                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                     For the Three Months            For the Nine Months
                                                                      Ended September 30,            Ended September 30,
                                                                     --------------------            -------------------
                                                                     1996            1995            1996           1995
                                                                     ----            ----            ----           ----
OPERATING REVENUES:
Revenues                                                         $   173,993     $   178,335    $    477,986    $   461,441
Revenues from affiliates                                               5,626           5,916          10,375         16,785
                                                                 ------------    ------------   -------------   ------------
Total operating revenues                                             179,619         184,251         488,361        478,226
                                                                 ------------    ------------   -------------   ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                             56,105          55,590         140,240        148,822
     Purchased power from non-affiliates                               2,941           3,897           6,804          6,964
     Purchased power from affiliates                                   6,835           9,696          32,177         19,884
     Other                                                            28,324          25,042          83,062         79,899
Maintenance                                                            8,998           9,975          38,360         32,952
Depreciation and amortization                                         14,199          13,863          42,373         41,212
Taxes other than income taxes                                         14,527          14,169          40,377         38,057
Federal and state income taxes                                        15,122          16,832          30,634         32,356
                                                                 ------------    ------------   -------------   ------------
Total operating expenses                                             147,051         149,064         414,027        400,146
                                                                 ------------    ------------   -------------   ------------
OPERATING INCOME                                                      32,568          35,187          74,334         78,080
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                        1              22              12             69
Interest income                                                          376             520           1,142          1,433
Other, net                                                              (294)           (213)         (1,041)          (508)
Income taxes applicable to other income                                  (74)           (171)           (167)          (522)
                                                                 ------------    ------------   -------------   ------------
INCOME BEFORE INTEREST CHARGES                                        32,577          35,345          74,280         78,552
                                                                 ------------    ------------   -------------   ------------
INTEREST CHARGES:
Interest on long-term debt                                             5,880           5,838          18,264         17,709
Other interest charges                                                   288             339             793          1,044
Interest on notes payable                                                716             668           1,845          2,433
Amortization of debt discount, premium, and expense, net                 524             507           1,567          1,524
Allowance for debt funds used during construction                         (3)            (32)            (61)           (98)
                                                                 ------------    ------------   -------------   ------------
Net interest charges                                                   7,405           7,320          22,408         22,612
                                                                 ------------    ------------   -------------   ------------
NET INCOME                                                            25,172          28,025          51,872         55,940
DIVIDENDS ON PREFERRED STOCK                                           1,451           1,437           4,312          4,376
                                                                 ------------    ------------   -------------   ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                $    23,721     $    26,588    $     47,560    $    51,564
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





                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                               ----------------------
                                                                                               1996              1995
                                                                                               ----              ----
OPERATING ACTIVITIES:
Net income                                                                                 $    51,872       $    55,940
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                          56,903            57,320
         Deferred income taxes, net                                                                559            (3,454)
         Allowance for equity funds used during construction                                       (12)              (69)
         Deferred costs of 1995 coal contract renegotiation                                      7,172                 -
         Other, net                                                                              5,841            (7,794)
         Changes in certain current assets and liabilities--
            Receivables, net                                                                    (7,868)          (20,755)
            Inventories                                                                         14,132             3,716
            Payables                                                                            (9,553)           17,211
            Taxes accrued                                                                       16,987            20,416
            Other                                                                               (8,157)              423
                                                                                           ------------      ------------
Net cash provided from operating activities                                                    127,876           122,954
                                                                                           ------------      ------------
INVESTING ACTIVITIES:
Gross property additions                                                                       (49,747)          (44,915)
Other                                                                                           (3,533)            3,081
                                                                                           ------------      ------------
Net cash used for investing activities                                                         (53,280)          (41,834)
                                                                                           ------------      ------------
FINANCING ACTIVITIES:
Proceeds--
     First mortgage bonds                                                                       30,000                 -
     Pollution control bonds                                                                    33,275                 -
     Other long-term debt                                                                       22,148                 -
Retirements--
     Preferred stock subject to mandatory redemption                                                 -            (1,000)
     First mortgage bonds                                                                       (1,750)           (1,750)
     Pollution control bonds                                                                   (33,275)                -
     Other long-term debt                                                                      (32,588)           (9,053)
Notes payable, net                                                                             (43,000)          (30,500)
Payment of preferred stock dividends                                                            (4,312)           (4,376)
Payment of common stock dividends                                                              (37,100)          (34,300)
Miscellaneous                                                                                   (1,852)             (131)
                                                                                           ------------      ------------
Net cash used for financing activities                                                         (68,454)          (81,110)
                                                                                           ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          6,142                10
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   680               902
                                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $     6,822       $       912
                                                                                           ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                  $    19,269       $    17,570
     Income taxes                                                                               20,846            25,505





 The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                       37



                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                At September 30,
                                                                     1996                 At December 31,
                                                                  (Unaudited)                  1995
                                                              --------------------      -------------------
UTILITY PLANT:
Plant in service                                                $   1,724,784              $   1,695,814
Less accumulated provision for depreciation                           685,361                    658,806
                                                                ----------------           --------------
                                                                    1,039,423                  1,037,008
Construction work in progress                                          28,400                     26,301
                                                                ----------------           --------------
Total                                                               1,067,823                  1,063,309
                                                                ----------------           --------------

OTHER PROPERTY AND INVESTMENTS:                                           654                        740
                                                                ----------------           --------------

CURRENT ASSETS:
Cash and cash equivalents                                               6,822                        680
Receivables--
     Customer accounts receivable                                      74,271                     69,166
     Other accounts and notes receivable                                3,618                      3,393
     Affiliated companies                                               3,413                        802
     Accumulated provision for uncollectible accounts                    (841)                      (768)
Fossil fuel stock, at average cost                                     25,707                     37,875
Materials and supplies, at average cost                                31,722                     33,686
Current portion of deferred coal contract costs                        16,359                     12,767
Regulatory clauses under recovery                                       8,120                      3,432
Prepaid income taxes                                                        -                      4,232
Other prepayments                                                       9,485                      8,000
Vacation pay deferred                                                   4,419                      4,419
                                                                ----------------           --------------
Total                                                                 183,095                    177,684
                                                                ----------------           --------------

DEFERRED CHARGES:
Deferred charges related to income taxes                               28,689                     29,093
Debt expense and loss, being amortized                                 20,668                     20,459
Deferred coal contract costs                                           19,198                     33,768
Deferred storm charges                                                  4,537                      7,502
Miscellaneous                                                           9,725                      9,304
                                                                ----------------           --------------
Total                                                                  82,817                    100,126
                                                                ----------------           --------------

TOTAL ASSETS                                                    $   1,334,389              $   1,341,859
                                                                ================           ==============










 The accompanying notes as they relate to GULF are an integral part of these condensed statements.





                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                              At September 30,
                                                                                    1996              At December 31,
                                                                                (Unaudited)                1995
                                                                             -------------------     -----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
         authorized and outstanding--992,717 shares                            $      38,060             $      38,060
Paid-in capital                                                                      218,438                   218,438
Premium on preferred stock                                                                81                        81
Retained earnings                                                                    190,093                   179,663
                                                                               ----------------          --------------
                                                                                     446,672                   436,242
Preferred stock                                                                       89,602                    89,602
Long-term debt                                                                       331,871                   323,376
                                                                               ----------------          --------------
Total                                                                                868,145                   849,220
                                                                               ----------------          --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                    40,817                    31,548
Notes payable                                                                         37,500                    80,500
Accounts payable--
         Affiliated companies                                                         12,785                    14,447
         Other                                                                        16,839                    27,196
Customer deposits                                                                     13,453                    13,195
Taxes accrued--
         Federal and state income                                                      9,138                         -
         Other                                                                        17,007                     9,547
Interest accrued                                                                       7,088                     5,719
Regulatory clauses over recovery                                                       4,584                     2,800
Vacation pay accrued                                                                   4,419                     4,419
Miscellaneous                                                                          5,555                     7,356
                                                                               ----------------          --------------
Total                                                                                169,185                   196,727
                                                                               ----------------          --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                    165,667                   162,345
Deferred credits related to income taxes                                              65,258                    67,481
Accumulated deferred investment tax credits                                           34,288                    36,052
Accumulated provision for postretirement benefits                                     17,661                    16,301
Miscellaneous                                                                         14,185                    13,733
                                                                               ----------------          --------------
Total                                                                                297,059                   295,912
                                                                               ----------------          --------------

TOTAL CAPITALIZATION AND LIABILITIES                                           $   1,334,389             $   1,341,859
                                                                               ================          ==============







 The accompanying notes as they relate to GULF are an integral part of these condensed statements.



                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                                       AND
                     YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the third quarter and year-to-date 1996 was $23.7 million and $47.6 million, respectively, compared to $26.6 million and $51.6 million for the corresponding periods of 1995. Earnings decreased by 10.8% for the quarter primarily due to lower revenues as a result of this year's milder summer temperatures compared to the exceptionally hot summer of 1995 and due to increased other operation expense. Earnings decreased by 7.8% year-to-date primarily due to higher operation and maintenance expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                      Increase (Decrease)
                                                   ----------------------------------------------------------
                                                           Third Quarter                 Year-To-Date
                                                   ------------------------------ ---------------------------
                                                      (in thousands)      %        (in thousands)       %
Revenues.........................................      $(4,342)          (2.4)        $16,545           3.6
Revenues from affiliates.........................         (290)          (4.9)         (6,410)        (38.2)
Purchased power from affiliates..................       (2,861)         (29.5)         12,293          61.8
Other operation expense..........................        3,282           13.1           3,163           4.0
Maintenance expense..............................         (977)          (9.8)          5,408          16.4

     Revenues. Of the $16.5 million increase in revenues year-to-date 1996, approximately $6.9 million impacted earnings. Territorial revenues, excluding those revenues which represent the pass-through of fuel expense and certain other expenses and do not affect income, increased $4.9 million. The increase in territorial revenues for the current year-to-date period was influenced by a 2.6% increase in retail kilowatt-hour sales compared to the same period of 1995. This change in year-to-date retail energy sales is primarily due to higher residential and commercial sales as a result of colder-than-normal winter weather during the first quarter of 1996 and a slight increase in the number of customers served. Industrial sales were up for the current quarter and year-to-date periods while industrial revenues were down for the current quarter and year-to-date periods, compared to a year ago, primarily due to increased participation in the Real-Time-Pricing program. See Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K for information on initiatives to remain competitive and to meet conservation goals set by the Florida PSC.

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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power from affiliates. The reduction in purchased power from affiliates for the current quarter, compared to one year ago, is primarily due to increased availability of GULF's generating units. Purchased power from affiliates was higher for the year-to-date 1996 period compared to the corresponding period of 1995 due to maintenance outages at Plant Crist and Plant Daniel during the first half of 1996. Purchased power transactions among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other operation expense. Other operation expense increased for the third quarter and year-to-date 1996 primarily due to increases in various administrative and general expenses, including expenses related to the approved increase of GULF's annual accrual to the accumulated provision for property damage to amortize deferred storm charges and restore the account balance to a reasonable level. For additional information regarding the provision for property damage, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K. Costs associated with work force reduction programs also contributed to the year-to-date increase in other operation expense. For additional information regarding work force reduction programs, see Note (G) in the "Notes to the Condensed Financial Statements" herein.

     Maintenance expense. The fluctuation in maintenance expense for the quarter and year-to-date periods is primarily due to the scheduling of maintenance on production facilities. The increase in maintenance expense for the year-to-date 1996 period compared to 1995 is primarily attributable to scheduled maintenance performed at Plant Crist and Plant Daniel during the first half of 1996.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment.

     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, the Southern electric system is positioning the business to meet the challenge of increasing competition. On September 3, 1996, the Florida PSC approved GULF's petition for the Commercial/Industrial Service Rider (CISR) to be implemented on a pilot/experimental basis. The CISR will allow GULF the flexibility to negotiate prices and other terms of service with its large commercial and industrial customers who have competitive alternatives to taking electric service from GULF. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND
ANALYSIS "Future Earnings Potential" of GULF and Item 1 - BUSINESS - "Competition" in the Form 10-K.

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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

The major change in GULF's financial condition during the first nine months of 1996 was the addition of approximately $49.7 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first half of 1996, GULF sold $30.0 million of first mortgage bonds; sold, through public authorities, $33.3 million of pollution control revenue refunding bonds and issued a $22.1 million bank note. GULF retired $1.8 million of first mortgage bonds, redeemed $12.075 million of pollution control revenue bonds, redeemed $21.2 million of pollution control revenue refunding bonds and retired a $25.0 million bank note. No additional securities were issued, redeemed or matured during the third quarter.

     On November 6, 1996, GULF entered into an agreement to sell $25.0 million of 6-1/2% first mortgage bonds due 2006, and it is expected that delivery of the bonds will be made on November 20, 1996. Also, on November 20, 1996, GULF plans to issue a $27.0 million bank note due 1999. The proceeds from the sale of the bonds together with the bank borrowings will be applied by GULF to the redemption in December 1996 of the $49.2 million outstanding principal amount of its 8-3/4% first mortgage bonds due 2021. Such redemption is subject to GULF's closing the sale of the bonds and effecting the bank borrowings. GULF plans to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital. Under the terms of GULF's supplemental indenture dated as of January 1, 1996, retained earnings of $127 million were restricted against the payment of cash dividends on common stock at September 30, 1996.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GULF under "Capital Requirements for Construction," "Environmental Matters" and "Other
Capital Requirements" in the Form 10-K for a description of GULF's capital requirements for its construction program, environmental compliance efforts and maturing debt. GULF's capital requirements for its construction program for 1996 through 1998 were reduced in October 1996 by $52 million due to various cost reduction initiatives. GULF's gross property additions, including those amounts related to environmental compliance, are now budgeted at $157 million for 1996 through 1998 ($61 million in 1996, $47 million in 1997 and $49 million in 1998). Approximately $40.8 million will be required through September 30, 1997, for maturities of long-term debt.

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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, GULF had at September 30, 1996, approximately $6.8 million of cash and cash equivalents and $49.3 million of unused committed lines of credit with banks (including $20.3 million liquidity support for variable rate pollution control bonds). At September 30, 1996, GULF had outstanding $37.5 million of short-term notes payable to banks. Since GULF has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY

                            MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                   For the Three Months            For the Nine Months
                                                                    Ended September 30,            Ended September 30,
                                                                   --------------------            --------------------
                                                                   1996            1995            1996            1995
                                                                   ----            ----            ----            ----
OPERATING REVENUES:
Revenues                                                       $   148,125     $   154,405     $   403,425    $    388,507
Revenues from affiliates                                             8,478           2,714          16,881           6,688
                                                               ------------    ------------    ------------   -------------
Total operating revenues                                           156,603         157,119         420,306         395,195
                                                               ------------    ------------    ------------   -------------

OPERATING EXPENSES:
Operation--
     Fuel                                                           40,029          37,366         106,506          90,692
     Purchased power from non-affiliates                            11,075           3,386          17,011           5,298
     Purchased power from affiliates                                 5,840          15,520          26,359          38,059
     Other                                                          25,686          27,807          76,958          78,502
Maintenance                                                         10,278           8,668          35,116          26,107
Depreciation and amortization                                       11,559          10,533          34,912          30,605
Taxes other than income taxes                                       11,082          10,893          32,532          30,097
Federal and state income taxes                                      13,384          14,429          27,477          29,396
                                                               ------------    ------------    ------------   -------------
Total operating expenses                                           128,933         128,602         356,871         328,756
                                                               ------------    ------------    ------------   -------------
OPERATING INCOME                                                    27,670          28,517          63,435          66,439
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                     29             123             153             300
Interest income                                                         23              24             201              56
Other, net                                                             787           1,212           3,519           3,323
Income taxes applicable to other income                                 40            (241)           (983)           (777)
                                                               ------------    ------------    ------------   -------------
INCOME BEFORE INTEREST CHARGES                                      28,549          29,635          66,325          69,341
                                                               ------------    ------------    ------------   -------------
INTEREST CHARGES:
Interest on long-term debt                                           4,691           5,444          15,119          16,737
Allowance for debt funds used during construction                     (225)           (131)           (541)           (353)
Interest on notes payable                                              488             371           1,339             942
Amortization of debt discount, premium, and expense, net               390             392           1,159           1,137
Other interest charges                                                 196             173             696           1,037
                                                               ------------    ------------    ------------   -------------
Net interest charges                                                 5,540           6,249          17,772          19,500
                                                               ------------    ------------    ------------   -------------
NET INCOME                                                          23,009          23,386          48,553          49,841
DIVIDENDS ON PREFERRED STOCK                                         1,225           1,225           3,674           3,674
                                                               ------------    ------------    ------------   -------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                              $    21,784     $    22,161     $    44,879    $     46,167
                                                               ============    ============    ============   =============











 The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.





                            MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                For the Nine Months
                                                                                                Ended September 30,
                                                                                               --------------------
                                                                                               1996            1995
                                                                                               ----            ----
OPERATING ACTIVITIES:
Net income                                                                                 $    48,553     $    49,841
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                          39,372          40,259
         Deferred income taxes                                                                  (2,757)           (918)
         Allowance for equity funds used during construction                                      (153)           (300)
         Other, net                                                                                113           4,376
         Changes in certain current assets and liabilities--
            Receivables, net                                                                     1,751         (11,100)
            Inventories                                                                          4,765           3,880
            Payables                                                                            (1,489)          7,595
            Taxes accrued                                                                        2,834          (2,913)
            Other                                                                                  327           2,482
                                                                                           ------------    ------------
Net cash provided from operating activities                                                     93,316          93,202
                                                                                           ------------    ------------
INVESTING ACTIVITIES:
Gross property additions                                                                       (43,879)        (52,314)
Other                                                                                           (2,765)         (6,880)
                                                                                           ------------    ------------
Net cash used for investing activities                                                         (46,644)        (59,194)
                                                                                           ------------    ------------
FINANCING ACTIVITIES:
Proceeds--
     Capital contribution                                                                           27               -
     Pollution control bonds                                                                         -          10,600
     Other long-term debt                                                                       30,000               -
Retirements--
     First mortgage bonds                                                                      (45,447)         (1,625)
     Other long-term debt                                                                      (20,000)        (38,619)
Notes payable, net                                                                              16,500          29,000
Payment of preferred stock dividends                                                            (3,674)         (3,674)
Payment of common stock dividends                                                              (31,900)        (29,100)
Miscellaneous                                                                                   (2,932)              -
                                                                                           ------------    ------------
Net cash used for financing activities                                                         (57,426)        (33,418)
                                                                                           ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (10,754)            590
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                12,641           1,317
                                                                                           ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $     1,887     $     1,907
                                                                                           ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                  $    16,715     $    17,307
     Income taxes                                                                               22,240          25,616








 The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.





                            MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                At September 30,
                                                                     1996                 At December 31,
                                                                  (Unaudited)                  1995
                                                               -------------------     -------------------
UTILITY PLANT:
Plant in service, at original cost                               $   1,469,969            $   1,434,327
Less accumulated provision for depreciation                            525,536                  499,308
                                                                 --------------           --------------
                                                                       944,433                  935,019
Construction work in progress                                           41,785                   41,210
                                                                 --------------           --------------
Total                                                                  986,218                  976,229
                                                                 --------------           --------------

OTHER PROPERTY AND INVESTMENTS:                                          3,081                    4,160
                                                                 --------------           --------------

CURRENT ASSETS:
Cash and cash equivalents                                                1,887                   12,641
Receivables--
     Customer accounts receivable                                       32,069                   30,761
     Other accounts and notes receivable                                 9,468                    9,438
     Affiliated companies                                                6,351                    9,213
     Accumulated provision for uncollectible accounts                   (1,029)                    (802)
Fossil fuel stock, at average cost                                      12,215                   15,666
Materials and supplies, at average cost                                 21,244                   22,558
Current portion of deferred fuel charges                                     -                    1,546
Current portion of accumulated deferred income taxes                     4,474                    5,180
Prepayments                                                              3,505                    2,404
Vacation pay deferred                                                    4,611                    4,715
                                                                 --------------           --------------
Total                                                                   94,795                  113,320
                                                                 --------------           --------------

DEFERRED CHARGES:
Debt expense and loss, being amortized                                  12,531                   10,039
Deferred charges related to income taxes                                23,073                   23,384
Deferred early retirement program costs                                  5,041                    7,286
Miscellaneous                                                           14,451                   14,535
                                                                 --------------           --------------
Total                                                                   55,096                   55,244
                                                                 --------------           --------------

TOTAL ASSETS                                                     $   1,139,190            $   1,148,953
                                                                 ==============           ==============












 The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.





                            MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                             At September 30,
                                                                                  1996               At December 31,
                                                                               (Unaudited)                 1995
                                                                           --------------------    ------------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 1,130,000 shares; outstanding 1,121,000 shares               $      37,691            $      37,691
Paid-in capital                                                                    179,389                  179,362
Premium on preferred stock                                                             372                      372
Retained earnings                                                                  170,437                  157,459
                                                                             --------------           --------------
                                                                                   387,889                  374,884
Preferred stock                                                                     74,414                   74,414
Long-term debt                                                                     276,312                  288,820
                                                                             --------------           --------------
Total                                                                              738,615                  738,118
                                                                             --------------           --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                  35,010                   57,229
Notes payable                                                                       16,500                        -
Accounts payable--
     Affiliated companies                                                            9,881                   13,646
     Other                                                                          37,350                   37,129
Customer deposits                                                                    3,016                    2,716
Taxes accrued--
     Federal and state income                                                        8,988                       97
     Other                                                                          25,759                   31,816
Interest accrued                                                                     4,398                    4,701
Miscellaneous                                                                       13,061                   13,453
                                                                             --------------           --------------
Total                                                                              153,963                  160,787
                                                                             --------------           --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                  128,111                  129,711
Accumulated deferred investment tax credits                                         28,696                   29,773
Deferred credits related to income taxes                                            41,111                   43,266
Accumulated provision for property damage                                           12,580                   12,018
Miscellaneous                                                                       36,114                   35,280
                                                                             --------------           --------------
Total                                                                              246,612                  250,048
                                                                             --------------           --------------

TOTAL CAPITALIZATION AND LIABILITIES                                         $   1,139,190            $   1,148,953
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



                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                                       AND
                     YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the third quarter and year-to-date 1996 was $21.8 million and $44.9 million, respectively, compared to $22.2 million and $46.2 million for the corresponding periods of 1995. The 1.7% decrease in earnings for the current quarter was primarily due to a decrease in revenues and an increase in operating expenses. An increase in operating expenses also affected year-to-date results as evidenced by the 2.8% decrease in earnings compared to prior year.

     Significant income statement items appropriate for discussion include the following:

                                                                       Increase (Decrease)
                                                     --------------------------------------------------------
                                                           Third Quarter                Year-To-Date
                                                     --------------------------- ----------------------------
                                                      (in thousands)      %       (in thousands)       %
Revenues...........................................      $(6,280)         (4.1)     $ 14,918           3.8
Revenues from affiliates...........................        5,764         212.4        10,193         152.4
Fuel expense.......................................        2,663           7.1        15,814          17.4
Purchased power from non-affiliates................        7,689         227.1        11,713         221.1
Purchased power from affiliates....................       (9,680)        (62.4)      (11,700)        (30.7)
Maintenance expense................................        1,610          18.6         9,009          34.5
Depreciation and amortization expense..............        1,026           9.7         4,307          14.1
Interest on long-term debt.........................         (753)        (13.8)       (1,618)         (9.7)

     Revenues. For the quarter and year-to-date periods, compared to one year ago, the changes in revenues are due primarily to changes in the amount of retail energy sold. Retail kilowatt-hour sales decreased 0.3% for the quarter and increased 3.8% year to date. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, decreased $1.4 million for the quarter and increased $5.8 million year to date. The changes in retail sales for the quarter and year-to-date periods were primarily affected by favorable weather extremes experienced in the summer of 1995 and in the first half of 1996, respectively. For the third quarter, sales to territorial wholesale customers were only slightly lower than in 1995. For the year-to-date period, sales to territorial wholesale customers were positively impacted by favorable weather during the first half of 1996 and customer growth. Year-to-date 1996 revenues from territorial wholesale customers, excluding fuel revenues which do not affect income, increased $4.5 million compared to the same period of 1995, with an increase in energy sales of 7.4%.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Fuel expense. The increase in fuel expense for the third quarter and year-to-date 1996 as compared to the corresponding periods of 1995 can be attributed to higher generation due to increased kilowatt-hour sales to affiliated companies.

     Purchased power from non-affiliates. The increase in this item for the current quarter and year-to-date periods results primarily from the purchase, beginning in June 1996, of capacity and energy from another utility as discussed later under "Future Earnings Potential."

     Maintenance expense. The increase in maintenance expense for the current quarter is primarily attributable to maintenance performed at two generating plants/units during the third quarter of 1996. Maintenance performed at two generating plants during the first and second quarters of 1996 also contributed to the increase in maintenance expense for the 1996 year-to-date period. In 1995, maintenance normally performed during the first quarter was postponed until the fourth quarter.

     Depreciation and amortization expense. Additional plant investment, higher depreciation rates beginning in 1996, and increased amortization of regulatory assets, primarily those assets related to the ECO plan, accounted for the increases in this item.

     Interest on long-term debt. The decline in interest on long-term debt reflects the redemption and refinancing of long-term debt.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment. Operating revenues will be affected by any changes in rates under the PEP and ECO plans. The PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place. Based upon MISSISSIPPI's semi-annual PEP evaluation for the period ended June 30, 1996, the Mississippi PSC approved a retail revenue increase of $4.5 million (1.06% of annual retail revenue), effective October 1996. MISSISSIPPI's 1996 annual filing under the ECO plan with the Mississippi PSC resulted in an approved annual revenue requirement decrease of $3.0 million, effective April 1996.

     MISSISSIPPI has entered into agreements to purchase summer peaking power and options for power for the years 1996 through 2000. For June through September of 1996, MISSISSIPPI entered into an agreement to buy 242 megawatts of capacity and energy from another electric utility. For each June through September period of 1997 through 2000, MISSISSIPPI has purchased options from power marketers for up to 250 megawatts of peaking power in 1997; 300 megawatts in 1998; 350 megawatts in 1999; and 400 megawatts in 2000. In June 1996, the Mississippi PSC approved MISSISSIPPI's request that it be allowed to earn a return on the capacity portion of these agreements.

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

     Reference is made to Notes (B), (F) and (G) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to
Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

The major change in MISSISSIPPI's financial condition during the first nine months of 1996 was the addition of approximately $43.9 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and an increase in short-term debt. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first half of 1996, $20.0 million in bank notes matured and MISSISSIPPI issued a $30.0 million bank note and redeemed $45.4 million of first mortgage bonds. No additional securities were issued, redeemed or matured during the third quarter.

     MISSISSIPPI plans to continue,  to the extent possible, a program to retire
higher-cost   debt  and  preferred  stock  and  replace  these  securities  with lower-cost capital.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of MISSISSIPPI under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of MISSISSIPPI's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturities of long-term debt. Through September 30, 1997, approximately $35.0 million will be required for maturities of long-term debt.

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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, MISSISSIPPI had at September 30, 1996, approximately $1.9 million of cash and cash equivalents and approximately $96.3 million of unused committed credit arrangements with banks (including $10.8 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At September 30, 1996, MISSISSIPPI had outstanding $16.5 million of short-term notes payable to banks. Since MISSISSIPPI has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                       SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                  For the Three Months          For the Nine Months
                                                                  Ended September 30,           Ended September 30,
                                                                  -------------------          --------------------
                                                                  1996           1995          1996            1995
                                                                  ----           ----          ----            ----
OPERATING REVENUES:
Revenues                                                       $  72,676     $   71,517    $   183,226     $   172,731
Revenues from affiliates                                             683          1,932          2,614           5,134
                                                               ----------    -----------   ------------    ------------
Total operating revenues                                          73,359         73,449        185,840         177,865
                                                               ----------    -----------   ------------    ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                         11,482         12,096         24,174          21,587
     Purchased power from non-affiliates                             802          1,149          2,014           1,867
     Purchased power from affiliates                              14,395         13,417         45,915          40,861
     Other                                                        10,624         11,235         32,317          32,162
Maintenance                                                        3,064          2,831          9,515          10,323
Depreciation and amortization                                      4,525          4,747         14,329          14,202
Taxes other than income taxes                                      3,195          2,871          9,373           8,791
Federal and state income taxes                                     8,730          8,665         15,313          15,246
                                                               ----------    -----------   ------------    ------------
Total operating expenses                                          56,817         57,011        152,950         145,039
                                                               ----------    -----------   ------------    ------------
OPERATING INCOME                                                  16,542         16,438         32,890          32,826
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                   48             34            229              93
Interest income                                                       24              5            129             106
Other, net                                                          (747)          (121)        (1,465)           (235)
Income taxes applicable to other income                              607             45            840              50
                                                               ----------    -----------   ------------    ------------
INCOME BEFORE INTEREST CHARGES                                    16,474         16,401         32,623          32,840
                                                               ----------    -----------   ------------    ------------
INTEREST CHARGES:
Interest on long-term debt                                         2,769          3,045          8,787           9,474
Allowance for debt funds used during construction                    (46)          (112)          (222)           (307)
Interest on notes payable                                             81             12            219             135
Amortization of debt discount, premium, and expense, net             185            103            396             344
Other interest charges                                                89             79            286             297
                                                               ----------    -----------   ------------    ------------
Net interest charges                                               3,078          3,127          9,466           9,943
                                                               ----------    -----------   ------------    ------------
NET INCOME                                                        13,396         13,274         23,157          22,897
DIVIDENDS ON PREFERRED STOCK                                         581            581          1,743           1,743
                                                               ----------    -----------   ------------    ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                              $  12,815     $   12,693    $    21,414     $    21,154
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





                       SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                                 --------------------
                                                                                                 1996            1995
                                                                                                 ----            ----
OPERATING ACTIVITIES:
Net income                                                                                   $    23,157     $    22,897
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                            15,248          15,202
         Deferred income taxes and investment tax credits, net                                     5,974           3,102
         Allowance for equity funds used during construction                                        (229)            (93)
         Other, net                                                                                1,983            (783)
         Changes in certain current assets and liabilities--
            Receivables, net                                                                      (6,668)         (6,674)
            Inventories                                                                           (1,022)          2,090
            Payables                                                                                (171)          5,725
            Taxes accrued                                                                          5,689           8,514
            Other                                                                                 (3,594)         (6,413)
                                                                                             ------------    ------------
Net cash provided from operating activities                                                       40,367          43,567
                                                                                             ------------    ------------
INVESTING ACTIVITIES:
Gross property additions                                                                         (21,078)        (19,500)
Other                                                                                             (4,774)           (547)
                                                                                             ------------    ------------
Net cash used for investing activities                                                           (25,852)        (20,047)
                                                                                             ------------    ------------
FINANCING ACTIVITIES:
Proceeds--
     First mortgage bonds                                                                         20,000          15,000
     Other long-term debt                                                                         17,000          33,500
Retirements--
     First mortgage bonds                                                                        (29,400)        (29,250)
     Other long-term debt                                                                           (403)        (22,554)
Notes payable, net                                                                                (2,500)         (2,500)
Payment of preferred stock dividends                                                              (1,743)         (1,743)
Payment of common stock dividends                                                                (14,400)        (13,000)
Miscellaneous                                                                                     (2,241)         (2,019)
                                                                                             ------------    ------------
Net cash used for financing activities                                                           (13,687)        (22,566)
                                                                                             ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                              828             954
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     877           1,563
                                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $     1,705     $     2,517
                                                                                             ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                    $    10,987     $    11,984
     Income taxes                                                                                  6,070           5,811









 The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                       55





                       SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                               At September 30,
                                                                                    1996               At December 31,
                                                                                 (Unaudited)                1995
                                                                               ----------------        ---------------
UTILITY PLANT:
Plant in service, at original cost                                               $   731,005             $   715,146
Less accumulated provision for depreciation                                          299,406                 287,004
                                                                                 ------------            ------------
                                                                                     431,599                 428,142
Construction work in progress                                                         13,853                   6,707
                                                                                 ------------            ------------
Total                                                                                445,452                 434,849
                                                                                 ------------            ------------

OTHER PROPERTY AND INVESTMENTS:                                                        1,786                   1,788
                                                                                 ------------            ------------

CURRENT ASSETS:
Cash and cash equivalents                                                              1,705                     877
Receivables--
     Customer accounts receivable                                                     25,652                  19,574
     Other accounts and notes receivable                                               1,011                   7,251
     Affiliated companies                                                                854                     614
     Accumulated provision for uncollectible accounts                                   (887)                   (983)
     Fuel cost under recovery                                                          6,494                       -
Fossil fuel stock, at average cost                                                     6,868                   6,076
Materials and supplies, at average cost                                                8,469                   8,239
Prepayments                                                                            5,094                   6,467
                                                                                 ------------            ------------
Total                                                                                 55,260                  48,115
                                                                                 ------------            ------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                              20,603                  21,557
Premium on reacquired debt, being amortized                                            7,305                   5,316
Cash surrender value of life insurance for deferred compensation plans                 8,560                   8,560
Miscellaneous                                                                          4,062                   4,477
                                                                                 ------------            ------------
Total                                                                                 40,530                  39,910
                                                                                 ------------            ------------

TOTAL ASSETS                                                                     $   543,028             $   524,662
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





                       SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                               At September 30,
                                                                                    1996               At December 31,
                                                                                 (Unaudited)                1995
                                                                               ----------------        ---------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $5 per share)--
     authorized 16,000,000 shares; outstanding 10,844,635 shares                 $    54,223             $    54,223
Paid-in capital                                                                        8,688                   8,688
Additional minimum liability
     for under-funded pension obligations                                             (1,116)                   (132)
Retained earnings                                                                    112,046                 105,033
                                                                                 ------------            ------------
                                                                                     173,841                 167,812
Preferred stock                                                                       35,000                  35,000
Long-term debt                                                                       161,826                 153,679
                                                                                 ------------            ------------
Total                                                                                370,667                 356,491
                                                                                 ------------            ------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                       602                   1,407
Notes payable                                                                          1,500                   4,000
Accounts payable--
     Affiliated companies                                                              5,257                   5,742
     Other                                                                             5,629                   5,620
Fuel cost over recovery                                                                    -                     865
Customer deposits                                                                      5,175                   5,054
Taxes accrued--
     Federal and state income                                                          2,997                     570
     Other                                                                             4,276                   1,014
Interest accrued                                                                       4,464                   6,331
Vacation pay accrued                                                                   1,987                   1,916
Pensions accrued                                                                         397                     685
Miscellaneous                                                                          5,385                   5,185
                                                                                 ------------            ------------
Total                                                                                 37,669                  38,389
                                                                                 ------------            ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                     76,908                  74,152
Accumulated deferred investment tax credits                                           13,436                  13,934
Deferred credits related to income taxes                                              23,725                  24,419
Deferred compensation plans                                                            8,317                   7,690
Deferred under-funded accrued benefit obligation                                       3,727                   2,123
Postretirement benefits                                                                5,464                   4,728
Miscellaneous                                                                          3,115                   2,736
                                                                                 ------------            ------------
Total                                                                                134,692                 129,782
                                                                                 ------------            ------------

TOTAL CAPITALIZATION AND LIABILITIES                                             $   543,028             $   524,662
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



                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1996 vs. THIRD QUARTER 1995
                                       AND
                     YEAR-TO-DATE 1996 vs. YEAR-TO-DATE 1995


RESULTS OF OPERATIONS

Earnings

SAVANNAH's earnings for the quarter and year-to-date periods remained fairly constant compared to the corresponding periods of 1995, increasing by 1.0% and 1.2%, respectively. SAVANNAH's net income after dividends on preferred stock for the third quarter and year-to-date 1996 was $12.8 million and $21.4 million, respectively, compared to $12.7 million and $21.2 million for the corresponding periods of 1995.

     Significant income statement items appropriate for discussion include the following:

                                                                       Increase (Decrease)
                                                     ---------------------------------------------------------
                                                           Third Quarter                 Year-To-Date
                                                     --------------------------- -----------------------------
                                                     (in thousands)       %       (in thousands)       %
Revenues.......................................          $ 1,159         1.6         $10,495           6.1
Revenues from affiliates.......................           (1,249)      (64.6)         (2,520)        (49.1)
Fuel expense...................................             (614)       (5.1)          2,587          12.0
Purchased power from affiliates................              978         7.3           5,054          12.4
Other, net.....................................             (626)     (517.4)         (1,230)       (523.4)

         Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues for the quarter remained fairly constant, while revenues year-to-date 1996 increased approximately $227,000, compared to the corresponding periods of 1995. The increase in year-to-date revenues was due primarily to an increase in the amount of retail energy sold. Year-to-date 1996 total retail kilowatt-hour sales increased 2.1% over the same period of 1995, and retail revenues, excluding fuel revenues, increased approximately $1.0 million. A slight increase in the number of customers served coupled with increased usage per customer accounted for most of the increase in residential and commercial demand; however, kilowatt-hour sales to the industrial sector were down primarily due to a reduction in the production schedule of one of SAVANNAH's major industrial customers.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. The decrease in fuel expense for the current quarter as compared to the same period of 1995 is primarily attributable to a timing difference in accrual of gas invoices. The increase in fuel expense for year-to-date 1996 as compared to year-to-date 1995 can be attributed to higher generation necessary to meet the increased demand for electricity and a higher average cost of fuel.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Other, net. For the current quarter compared to the same period of 1995, the change in this item is primarily due to employee stock ownership plan contributions in September 1996 versus October 1995 and due to the sale of timber in 1995. The year-to-date change in this item is attributable to the same factors affecting the third quarter as well as the discontinuation of incentive revenues under the demand-side option program effective October 1, 1995. (For additional information about the demand-side option program, reference is made to Note (S) in the "Notes to the Condensed Financial Statements" herein.)

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

     Reference is made to Notes (B) and (T) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

The major change in SAVANNAH's financial condition during the first nine months of 1996 was the addition of approximately $21.1 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first quarter of 1996, SAVANNAH retired $1.2 million of its 9 3/8% first mortgage bonds to meet sinking fund requirements and entered into arrangements with the Savannah Economic Development Authority to provide $7.0 million for the financing of a new coal handling facility at Plant Kraft. During the second quarter, SAVANNAH issued $20.0 million of 6.90% first mortgage bonds due 2006 and a $10.0 million 6.88% bank note due 2001. The proceeds were used to redeem on July 1, 1996 all remaining outstanding 9 3/8% first mortgage bonds due 2021. No additional securities were issued, redeemed or matured during the third quarter. SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

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

     To meet short-term cash needs and contingencies, SAVANNAH had at September 30, 1996, approximately $1.7 million of cash and cash equivalents and approximately $39.0 million of unused credit arrangements with banks. At
September 30, 1996, SAVANNAH had $1.5 million of short-term notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


       Registrant          Applicable Notes

       SOUTHERN            A, B, C, D, E, F, G, H, I, J, K, L, M, N, O, P, Q, R

       ALABAMA             A, B, C, F, G, H, I, J

       GEORGIA             A, B, C, F, G, K, L, M, N, O, P, Q, R

       GULF                A, B, F, G

       MISSISSIPPI         A, B, F, G

       SAVANNAH            A, B, G, S, T

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in each registrant's latest annual report on Form 10-K. Certain prior-period amounts have been reclassified to conform with current-period presentation.

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

(D) The SOUTHERN system utilizes certain financial derivative contracts solely for the purpose of risk management. The companies' participation in derivative contracts has been to hedge business exposure in connection with Southern Energy activities to fluctuations in interest rates and foreign currency exchange rates. At September 30, 1996, the status of outstanding derivative contracts was as follows:

                                    Maturity or        Notional      Unrealized
                  Type              Termination         Amount       Gain (Loss)
                  ----              -----------        --------      -----------
                                                           (in thousands)
     Interest rate swaps          1999-2011            $851,706       $(18,550)
     Foreign currency forwards    Renewed monthly        74,668            (50)
     Cross-currency swaps         2002                  165,805         (3,617)

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

                       Three Months Ended      Nine Months Ended     Unamortized Balance
                          September 30,          September 30,      at September 30, 1996
                       -------------------    ------------------    ---------------------
                       1996          1995     1996         1995
                       ----          ----     ----         ----
      ALABAMA          $ 5,951     $1,327     $18,360    $ 5,631           $37,373
      GEORGIA            7,947      2,073      34,821      6,052                 -
      GULF                 238        490       2,472        490                 -
      MISSISSIPPI        1,847        971       3,625      2,471             5,041
      SAVANNAH              28         (4)        262         25                 -
      Other                129        459         343        459                 -
                       -------     ------     -------    -------          --------
      SOUTHERN
         system        $16,140     $5,316     $59,883    $15,128           $42,414
                       =======     ======     =======    =======           =======

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

(J) Actions against ALABAMA have been filed in several counties in Alabama charging ALABAMA with fraud and non-compliance with regulatory statutes relating to the offer, sale and financing of "extended service contracts" in connection with the sale of electric appliances. Some of these cases have been filed as class actions, while others have been filed on behalf of multiple individual plaintiffs. The plaintiffs in these actions seek damages in an unspecified amount. ALABAMA has offered extended service agreements to its customers since January 1984, and approximately 175,000 extended service agreements could be involved in these proceedings. The final outcome of these cases cannot now be determined.

(K) In August 1996, Georgia Power Capital Trust I (the "Trust"), of which GEORGIA owns all the common securities, issued $225 million of 7.75% mandatorily redeemable preferred securities. Substantially all of the assets of the Trust are $232 million aggregate principal amount of GEORGIA's 7.75% Junior Subordinated Notes due June 30, 2036. GEORGIA considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by GEORGIA of the Trust's payment obligations with respect to the preferred securities. Reference is also made to Note 9 to the financial statements of GEORGIA in Item 8 of the Form 10-K.

(L) On February 16, 1996, the Georgia PSC approved a three-year retail rate plan for GEORGIA effective January 1, 1996. For additional information, reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K. In November 1996, on appeal by a consumer group, the Superior Court of Fulton County (Georgia) reversed the order of the Georgia PSC approving the rate plan and remanded the matter to the Georgia PSC. The court found that statutory requirements applicable to rate cases should have been, but were not, followed. GEORGIA currently intends to appeal the court's decision.

(M) Pursuant to orders from the Georgia PSC, GEORGIA deferred financing and depreciation costs under phase-in plans for Plant Vogtle Units 1 and 2 until the allowed investment was fully reflected in rates as of October 1991. In addition, the Georgia PSC issued two separate accounting orders that required GEORGIA to defer substantially all operating and financing costs related to both units until rate orders addressed these costs. The Georgia PSC orders provide for recovery of deferred costs within 10 years. The Georgia PSC also ordered GEORGIA to levelize declining capacity buyback expense from the co-owners of the plant over a six-year period beginning October 1991. The unamortized balance of these deferred costs at September 30, 1996, was $206.6 million. See Notes 1 and 3 to the financial statements of SOUTHERN and GEORGIA, respectively, in Item 8 of the Form 10-K for additional information.

(N) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning the recovery by GEORGIA of its costs associated with the Rocky Mountain pumped storage hydroelectric plant.

(O) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding recovery by GEORGIA of its costs associated with its discontinued demand-side conservation programs.

(P) Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K for information concerning a joint complaint filed with the FERC by OPC and MEAG seeking recovery of alleged partial requirements rates overcharges and the order of the FERC dismissing such complaint. In June 1996, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FERC's order insofar as it denied OPC's claim for a share of the settlement proceeds that GEORGIA received from Gulf States Utilities Company and remanded the case to the FERC.

(Q) In May 1996, MEAG filed a complaint with the FERC seeking termination as of December 31, 1996 of the partial requirements tariff pursuant to which GEORGIA currently sells wholesale energy to MEAG. The complaint also seeks refunds in an unspecified amount as a result of alleged overcharges by GEORGIA under the tariff for the years 1993, 1994, 1995 and 1996. In its response, filed with the FERC in June 1996, GEORGIA also requests that its partial requirements service obligation to MEAG be terminated as of the date sought by MEAG. GEORGIA further denies that any refund is owed to MEAG.

(R) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(S)   Reference  is made to Note 3 to the  financial  statements  of SAVANNAH in
      Item 8 of the Form 10-K for information regarding SAVANNAH's discontinued demand-side conservation programs. In May and June 1996, SAVANNAH refunded to customers a total of $266,000, which is the amount that had been overcollected from demand-side rate riders as of December 31, 1995.

(T) SAVANNAH is currently undergoing an earnings review by the Georgia PSC, and to date, the Georgia PSC has made no determination.

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

          (3) Reference is made to Item 3 - LEGAL PROCEEDINGS in the Form 10-K for information regarding an action filed by ALABAMA, GEORGIA and MISSISSIPPI in January 1996 which seeks to enjoin the TVA from violating a 1959 act that prohibits the TVA from selling power outside the area that was being served by it in 1957. On August 28, 1996, the U.S. District Court for the Northern District of ALABAMA granted a summary judgment in favor of ALABAMA, GEORGIA and MISSISSIPPI, finding that the LG&E Power Marketing (LPM) contract was unlawful. It is not currently known whether TVA or LPM will appeal this judgment.

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

               Exhibits 27 - Financial Data Schedules
                             (a)   SOUTHERN
                             (b)   ALABAMA
                             (c)   GEORGIA
                             (d)   GULF
                             (e)   MISSISSIPPI
                             (f)   SAVANNAH

          (b)  Reports on Form 8-K.

               GEORGIA filed a Current Report on Form 8-K dated August 21, 1996:
                        Items reported:                 Item 5
                                                        Item 7
                        Financial statements filed:     None

               SOUTHERN filed a Current Report on Form 8-K dated October 9,
               1996:
                        Items reported:                 Item 5
                                                        Item 7
                        Financial statements filed:     None

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

                                                       Date:  November 12, 1996

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

                                                       Date:  November 12, 1996

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

                                                       Date:  November 12, 1996

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


                                                       Date:  November 12, 1996

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


                                                       Date:  November 12, 1996

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

                                                       Date:  November 12, 1996