Form 10-K405
period 1996-12-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1997-03-25
CIK 92122, 3153, 41091, 44545, 66904, 86940


======================================================================================================================
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      FORM 10-K

                                  (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934
                                     For the Fiscal Year Ended December 31, 1996
                                                         OR
                                ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF THE SECURITIES EXCHANGE ACT OF 1934
                                       For the Transition Period from      to

                                    ----------------------------------------------

Commission                         Registrant, State of Incorporation,                      I.R.S. Employer
File Number                         Address and Telephone Number                          Identification No.

    1-3526                          The Southern Company                                  58-0690070
                                    (A Delaware Corporation)
                                    270 Peachtree Street, N.W.
                                    Atlanta, Georgia 30303
                                    (770) 393-0650

    1-3164                          Alabama Power Company                                 63-0004250
                                    (An Alabama Corporation)
                                    600 North 18th Street
                                    Birmingham, Alabama 35291
                                    (205) 250-1000

    1-6468                          Georgia Power Company                                 58-0257110
                                    (A Georgia Corporation)
                                    333 Piedmont Avenue, N.E.
                                    Atlanta, Georgia 30308
                                    (404) 526-6526

    0-2429                          Gulf Power Company                                    59-0276810
                                    (A Maine Corporation)
                                    500 Bayfront Parkway
                                    Pensacola, Florida 32520
                                    (904) 444-6111

    0-6849                          Mississippi Power Company                             64-0205820
                                    (A Mississippi Corporation)
                                    2992 West Beach
                                    Gulfport, Mississippi 39501
                                    (601) 864-1211

    1-5072                          Savannah Electric and Power Company                   58-0418070
                                    (A Georgia Corporation)
                                    600 East Bay Street
                                    Savannah, Georgia 31401
                                    (912) 644-7171

======================================================================================================================


                         Securities registered pursuant to Section 12(b) of the Act:*

Each of the following classes or series of securities registered pursuant to
Section 12(b) of the Act is registered on the New York Stock Exchange.

Title of each class                                               Registrant

Common Stock, $5 par value                                        The Southern Company

                      -------------------------------------------------

Class A preferred, cumulative, $25 stated capital Alabama Power Company 7.60%
(First 1992 Series)6.80% Series 7.60% (Second 1992 Series)6.40% Series
Adjustable Rate (1993 Series)

First mortgage bonds
9 1/4% Series due 2021

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.375% Trust Preferred Securities**

                       -------------------------------------------------

Preferred stock, cumulative, $100 stated value                    Georgia Power Company
$7.72 Series

Class A preferred, cumulative, $25 stated value
$1.90 Series                 $1.9375 Series
$1.9875 Series               Adjustable Rate (First 1993 Series)
$1.925 Series                Adjustable Rate (Second 1993 Series)

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
9% Monthly Income Preferred Securities, Series A***
7.75% Trust Preferred Securities****

First mortgage bonds
6 1/8% Series due 1999       6 7/8% Series due 2002

                    ----------------------------------------------------





*         As of December 31, 1996.
**        Issued by Alabama Power Capital Trust I and guaranteed by Alabama Power Company.
***       Issued by Georgia Power Capital, L.P. and guaranteed by Georgia Power Company.
****      Issued by Georgia Power Capital Trust I and guaranteed by Georgia Power Company.

==========================================================================================================



Depositary preferred shares, each representing one-fourth        Mississippi Power Company
of a share of preferred stock, cumulative, $100 par value
7.25% Series             6.32% Series
6.65% Series


                   -----------------------------------------------------

Preferred stock, cumulative, $25 par value                        Savannah Electric and Power Company
6.64% Series

                         Securities registered pursuant to Section 12(g) of the Act:*

Title of each class                                               Registrant

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

                    --------------------------------------------------------

Preferred stock, cumulative, $100 par value                       Gulf Power Company
4.64% Series      5.44% Series              7.88% Series
5.16% Series      7.52% Series

Class A preferred, cumulative, $10 par value, $25 stated capital
6.72% Series      7.00% Series              7.30% Series
Adjustable Rate (1993 Series)

                     --------------------------------------------------------

Preferred stock, cumulative, $100 par value                       Mississippi Power Company
4.40% Series   4.60% Series                    4.72% Series
7.00% Series


*     As of December 31, 1996.

==========================================================================================================

             Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No___

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

             Aggregate market value of voting stock held by non-affiliates of The Southern Company at February 28, 1997: $14.7 billion. Each of such other registrants is a wholly-owned subsidiary of The Southern Company and has no voting stock other than its common stock. A description of registrants' common stock follows:

                                                   Description of                      Shares Outstanding
Registrant                                          Common Stock                      at February 28, 1997

The Southern Company                         Par Value $5 Per Share                          677,838,862
Alabama Power Company                        Par Value $40 Per Share                           5,608,955
Georgia Power Company                        No Par Value                                      7,761,500
Gulf Power Company                           No Par Value                                        992,717
Mississippi Power Company                    Without Par Value                                 1,121,000
Savannah Electric and Power Company          Par Value $5 Per Share                           10,844,635

     Documents incorporated by reference:  specified portions of The Southern Company's Proxy Statement relating to the 1997
Annual Meeting of Stockholders are incorporated by reference into PART III.

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




===============================================================================================================





                                                         Table of Contents

                                                                                                       Page
               PART I

Item 1          Business
                  The SOUTHERN System..................................................................  I-1
                  New Business Development.............................................................  I-2
                  Certain Factors Affecting the Industry...............................................  I-3
                  Construction Programs................................................................  I-3
                  Financing Programs...................................................................  I-5
                  Fuel Supply..........................................................................  I-7
                  Territory Served.....................................................................  I-8
                  Competition..........................................................................  I-12
                  Regulation...........................................................................  I-13
                  Rate Matters.........................................................................  I-16
                  Employee Relations...................................................................  I-17
Item 2          Properties.............................................................................  I-19
Item 3          Legal Proceedings......................................................................  I-24
Item 4          Submission of Matters to a Vote of Security Holders....................................  I-24
                Executive Officers of SOUTHERN.........................................................  I-25

                PART II

Item 5          Market for Registrants' Common Equity and Related Stockholder Matters..................  II-1
Item 6          Selected Financial Data................................................................  II-2
Item 7          Management's Discussion and Analysis of Results of Operations
                  and Financial Condition..............................................................  II-2
Item 8          Financial Statements and Supplementary Data............................................  II-3
Item 9          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..................................................  II-4

                PART III

Item 10         Directors and Executive Officers of the Registrants...................................   III-1
Item 11         Executive Compensation................................................................   III-13
Item 12         Security Ownership of Certain Beneficial Owners and
                  Management..........................................................................   III-30
Item 13         Certain Relationships and Related Transactions........................................   III-36

                PART IV

Item 14         Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K.........................................................................   IV-1

                                        i



                                   DEFINITIONS

              When used in Items 1 through 5 and Items 10 through 14, the following terms will have the meanings indicated. Other defined terms specific only to Item 11 are found on page III-13.

              Term                                                             Meaning
              AEC.................................       Alabama Electric Cooperative, Inc.
              AFUDC...............................       Allowance for Funds Used During Construction
              ALABAMA.............................       Alabama Power Company
              Alicura.............................       Hidroelectrica Alicura, S.A. (Argentina)
              AMEA................................       Alabama Municipal Electric Authority
              CEPA................................       Consolidated Electric Power Asia
              Clean Air Act.......................       Clean Air Act Amendments of 1990
              Dalton..............................       City of Dalton, Georgia
              DOE.................................       United States Department of Energy
              Edelnor.............................       Empresa Electrica del Norte Grande, S.A. (Chile)
              Energy Act..........................       Energy Policy Act of 1992
              EMF.................................       Electromagnetic field
              EWG.................................       Exempt wholesale generator
              EPA.................................       United States Environmental Protection Agency
              FERC................................       Federal Energy Regulatory Commission
              FPC.................................       Florida Power Corporation
              FP&L................................       Florida Power & Light Company
              Freeport............................       Freeport Power Company (Bahamas)
              FUCO................................       Foreign utility company
              GEORGIA.............................       Georgia Power Company
              GULF................................       Gulf Power Company
              Gulf States.........................       Gulf States Utilities Company
              Holding Company Act.................       Public Utility Holding Company Act of 1935, as amended
              IBEW................................       International Brotherhood of Electrical Workers
              IRS.................................       Internal Revenue Service
              JEA.................................       Jacksonville Electric Authority
              MEAG................................       Municipal Electric Authority of Georgia
              MISSISSIPPI.........................       Mississippi Power Company
              Mobile Energy.......................       Mobile Energy Services Company, L.L.C.
              NRC.................................       Nuclear Regulatory Commission
              OPC.................................       Oglethorpe Power Corporation
              operating affiliates................       ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
              PSC.................................       Public Service Commission
              RUS.................................       Rural Utility Service (formerly Rural Electrification Administration)
              SAVANNAH............................       Savannah Electric and Power Company
              SCS.................................       Southern Company Services, Inc.
              SEC.................................       Securities and Exchange Commission
              SEGCO...............................       Southern Electric Generating Company
              SEPA................................       Southeastern Power Administration
              SERC................................       Southeastern Electric Reliability Council
              SMEPA...............................       South Mississippi Electric Power Association
              SOUTHERN............................       The Southern Company
              Southern Communications.............       Southern Communications Services, Inc.
              Southern Development................       The Southern Development and Investment Group, Inc.
              Southern Energy.....................       Southern Energy, Inc. (formerly Southern Electric International, Inc.)
              Southern Nuclear....................       Southern Nuclear Operating Company, Inc.
              SOUTHERN system.....................       SOUTHERN, the operating affiliates, SEGCO, Southern Energy,
                                                         Southern Nuclear, SCS, Southern Communications,
                                                         Southern Development and other subsidiaries
              SWEB................................       South Western Electricity plc (United Kingdom)
              TVA.................................       Tennessee Valley Authority


                                        ii

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

    SOUTHERN also owns all the outstanding common stock of Southern Energy, Southern Communications, Southern Nuclear, SCS (the system service company), Southern Development and other direct and indirect subsidiaries. Southern Energy designs, builds, owns and operates power production and delivery facilities and provides a broad range of energy-related services in the United States and international markets. A further description of Southern Energy's business and organization follows later in this section under "New Business Development." Southern Communications provides digital wireless communications services to SOUTHERN's operating affiliates and also markets these services to the public within the Southeast. Southern Nuclear provides services to the Southern electric system's nuclear plants. Southern Development develops new business opportunities related to energy products and services.

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

    SCS has contracted with SOUTHERN, each operating affiliate, Southern Energy, various of the other subsidiaries, Southern Nuclear and SEGCO to furnish, at cost and upon request, the following services: general executive and advisory services, power pool operations, general engineering, design engineering, purchasing, accounting, finance and treasury, taxes, insurance and pensions, corporate, rates, budgeting, public relations, employee relations, systems and procedures and other services with respect to business and operations. Southern Energy, Southern Development and Southern Communications have also secured from the operating affiliates certain services which are furnished at cost.

    Southern Nuclear has contracted with ALABAMA to operate its Farley Nuclear Plant, as authorized by amendments to the plant operating licenses. Effective March 22, 1997, Southern Nuclear, pursuant to a contract with GEORGIA, assumed responsibility for the operation of plants Hatch and Vogtle, as authorized by amendments to the operating licenses for both plants. See Item 1 BUSINESS - "Regulation - Atomic Energy Act of 1954" herein.

New Business Development

SOUTHERN continues to consider new business opportunities, particularly those which allow use of the expertise and resources developed through its regulated utility experience. These endeavors began in 1981 and are conducted through Southern Energy and other subsidiaries. SOUTHERN presently has authorization from the SEC (the "SEC Order") which in effect will allow it to use the proceeds from financings to increase its aggregate investment in EWGs and FUCOs up to an amount not exceeding 100% of SOUTHERN's consolidated retained earnings. A consumer group that had sought to intervene in the SEC proceeding has filed an appeal with U.S. Court of Appeals for the 11th Circuit seeking judicial review of the SEC Order. At December 31, 1996, SOUTHERN's consolidated retained earnings amounted to $3,764 million, and its aggregate investment in EWGs and FUCOs, after giving effect to the CEPA acquisition discussed below, amounted to $2,524 million.

    Southern Energy develops, builds, owns and operates both cogeneration and independent power production and delivery facilities in the North American and international market. Southern Energy's trading and marketing subsidiary provides power marketing and energy trading services to wholesale and retail customers in North America.

    Reference is made to Note 15 to the financial statements of SOUTHERN in Item 8 herein for additional information regarding SOUTHERN's business segments and geographic areas.

    In 1995, SOUTHERN acquired SWEB, one of the United Kingdom's 12 regional electric distribution companies, for approximately $1.8 billion. SWEB is, to some extent, involved in power generation and certain non-regulated activities which include gas supply and telecommunications. In early 1997, SOUTHERN acquired an 80% interest in CEPA for a total net investment of $2.1 billion.

CEPA is engaged in the business of developing, constructing, owning and operating electric power generation facilities. Its current operations include installed operating capacity of approximately 3,995 megawatts, with projects either completed or under development in the Philippines, the People's Republic of China, Indonesia and Pakistan. For additional information regarding the acquisitions of SWEB and CEPA, reference is made to Note 14 to SOUTHERN's financial statements in Item 8 herein.

    See Item 2 - PROPERTIES - "Other Electric Generation Facilities" herein for additional information regarding Southern Energy projects.

    Southern Energy and Southern Development render consulting services and market SOUTHERN system expertise in the United States and throughout the world. They contract with other public utilities, commercial concerns and government agencies for the rendition of services and the licensing of intellectual property. More specifically, Southern Development is focusing on new and existing programs to enhance customer satisfaction and efficiency and stockholder value, such as: Good Cents, an energy efficiency program for electric utility customers; EnerLink, a group of energy management products and services for large commercial and industrial electricity users; Flywheel, an energy storage device; PowerCall Security, a home security system; other energy management programs under development; and telecommunications operations related to energy management programs.

     In 1995, Southern Communications began serving SOUTHERN's operating affiliates and marketing its services to non-affiliates within the Southeast. The system covers 122,000 square miles and combines the functions of two-way radio dispatch, cellular phone, short text and numeric messaging and wireless data transfer.

    These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of rate-regulated operations. However, these activities also involve a higher degree of risk. SOUTHERN expects to make substantial investments over the period 1997-1999 in these and other new businesses.

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

Construction Programs

The subsidiary companies of SOUTHERN are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Construction additions or acquisitions of property during 1997 through 1999 by the operating affiliates, SEGCO, SCS, Southern Nuclear, Southern Communications and Southern Energy are estimated as follows: (in millions)

   ---------------------------- -------- --------- ---------
                                   1997      1998      1999
                                -------- --------- ---------
   ALABAMA                       $  425    $  519   $  622
   GEORGIA                          490       479      464
   GULF                              47        49       46
   MISSISSIPPI                       57        58      116
   SAVANNAH                          26        22       24
   SEGCO                              6         3        -
   SCS                                9         6        9
   Southern Nuclear                   1         1        1
   Southern
   Communications                    78        31       12
   Southern Energy*                 250       132      120
   ========================= =========== ========= =========
   SOUTHERN system               $1,389    $1,300   $1,414
   ========================= =========== ========= =========

    *These construction estimates do not include amounts which may be expended by Southern Energy on future power production projects or by any subsidiaries created to effect such future projects. (See Item 1 - BUSINESS - "New Business Development" herein.)


Estimated construction costs in 1997 are expected to be apportioned approximately as follows: (in millions)

----------------------------------------------------------------------------------------------------------------------------------
                                   SOUTHERN
                                     system*       ALABAMA         GEORGIA          GULF        MISSISSIPPI              SAVANNAH
                                   --------------- --------------- ---------------- ----------- ---------------- -----------------
   Combustion turbines                 $   10          $  6            $ 15         $   -            $ 3              $  -
   Other generating
      facilities including
      associated plant                    333            85              66             7             12                 6
   substations
   New business                           319           122             154            19             12                12
   Transmission                           134            63              54             4             12                 1
   Joint line and substation               22             -              21             1              -                 -
   Distribution                           233            60              36             9             12                 4
   Nuclear fuel                           110            39              71             -              -                 -
   General plant                          228            50              73             7              6                 3
                                   --------------- --------------- ---------------- ----------- ---------------- -----------------
                                       $1,389          $425            $490           $47            $57               $26
                                   =============== =============== ================ =========== ================ =================


    *Southern Communications, SCS and Southern Nuclear plan capital additions to general plant in 1997 of $78 million, $9 million and $1 million, respectively, while SEGCO plans capital additions of $6 million to generating facilities. Southern Energy plans capital additions of $137 million to generating facilities, $112 million to distribution facilities, and $1 million to general plant. These estimates do not reflect the possibility of Southern Energy's securing a contract(s) to buy or build additional generating facilities. (See
Item 1 - BUSINESS - "New Business Development" herein.)

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

    The operating affiliates do not have any new traditional baseload generating plants under construction. However, within the service area, the construction of combustion turbine peaking units with an aggregate capacity of approximately 600 megawatts is planned to be completed by 1998. In addition, significant construction related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants will continue. (See Item 2 - PROPERTIES - "Other Electric Generation Facilities" herein for additional information relating to facilities under development.)

    In 1991, the Georgia legislature passed legislation which requires GEORGIA and SAVANNAH each to file an Integrated Resource Plan for approval by the Georgia PSC. Under the plan rules, the Georgia PSC must pre-certify the construction of new power plants and new purchase power contracts. (See Item 1 - BUSINESS - "Rate Matters - Integrated Resource Planning" herein.)

    See Item 1 - BUSINESS - "Regulation - Environmental Regulation" herein for information with respect to certain existing and proposed environmental requirements and Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein for additional information concerning ALABAMA's and GEORGIA's joint ownership of certain generating units and related facilities with certain non-affiliated utilities.

Financing Programs

SOUTHERN plans to issue additional equity capital in 1997. The amount and timing of additional equity capital to be raised in 1997, as well as subsequent years, will be contingent on SOUTHERN's investment opportunities, primarily through Southern Energy. Equity capital can be provided from any combination of public offerings, private placements, or SOUTHERN's stock plans. The operating affiliates' construction programs are expected to be financed primarily from internal sources. Short-term debt will be utilized as appropriate at SOUTHERN and the operating affiliates. The operating affiliates may issue additional long-term debt and preferred securities primarily for the purposes of debt maturities and for redeeming higher-cost securities if market conditions permit.

    In order to issue first mortgage bonds and preferred stock, each of the operating affiliates must comply with earnings coverage requirements contained in its respective mortgage and charter. These provisions require, for the issuance of additional first mortgage bonds, a minimum, before income tax, earnings coverage of twice the pro forma annual interest charges on first mortgage bonds and indebtedness secured by prior or equal ranking lien and, for the issuance of additional preferred stock, a minimum, after income tax, earnings coverage of one and one-half times pro forma annual interest charges and preferred stock dividends, in each case for a period of twelve consecutive calendar months within the fifteen calendar months immediately preceding the proposed new issue. The ability to issue securities in the future will depend on coverages at that time. Currently each of the operating affiliates expects to have adequate coverage ratios for anticipated requirements through at least 1999.

    The amounts of securities representing short-term unsecured indebtedness allowable under the respective charters, and the maximum amounts of short-term or term-loan indebtedness authorized by the appropriate regulatory authorities, are shown in the following table:


    ------------------------------------------------------
              Short-Term Unsecured Indebtedness
    ------------------------------------------------------
                          Allowable
                        Under Charter
                    at December 31, 1996

                                           Percent of
                                            Secured
                                          Indebtedness
                                           and Other
                         Amount           Capital (2)
                      -------------    -------------------
                       (Millions)
    ALABAMA             $  1,111               20%
    GEORGIA                1,549               20
    GULF                      90               10
    MISSISSIPPI              141               20
    SAVANNAH                  70               20
    SOUTHERN                  (1)              (1)
    ----------------- ------------- -- -------------------

    ------------------------------------------------------
            Short-Term or Term-Loan Indebtedness
    ------------------------------------------------------
                     Maximum Regulatory
                        Authorization

                                      Outstanding at
                       Amount        December 31, 1996
                     ------------    ---------------------
                               (Millions)
    ALABAMA          $  750 (3)               $365
    GEORGIA           1,700 (4)                430
    GULF                300 (3)                 76
    MISSISSIPPI         350 (3)                 80
    SAVANNAH             90 (4)                 35
    SOUTHERN          2,000 (3)                 67
    ------------------------------------------------------

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

    (3) ALABAMA's authority is based on authorization received from the Alabama PSC, which expires December 31, 1998. No SEC authorization is required for ALABAMA. GULF, MISSISSIPPI and SOUTHERN have received SEC authorization to issue from time to time short-term and/or term-loan notes to banks and commercial paper to dealers in the amounts shown through December 31, 2003, December 31, 2002 and March 31, 2001, respectively.

    (4) GEORGIA and SAVANNAH have received SEC authorization to issue from time to time short-term and term-loan notes to banks and commercial paper to dealers in the amounts shown through December 31, 2002. Authorization for term-loan indebtedness is also required by and has been received from the Georgia PSC. Currently, GEORGIA and SAVANNAH have remaining authority from the Georgia PSC of $471 million and $110 million expiring December 31, 1997 and December 31, 1998, respectively.

    Reference is made to Note 5 to the financial statements for SOUTHERN, ALABAMA, GULF, MISSISSIPPI and SAVANNAH and Note 9 to the financial statements for GEORGIA in Item 8 herein for information regarding the registrants' credit arrangements.

Fuel Supply

The operating affiliates' and SEGCO's supply of electricity is derived predominantly from coal. The sources of generation for the years 1994 through 1996 and the estimates for 1997 are shown below:
                                                   Oil and
   ALABAMA            Coal    Nuclear    Hydro       Gas
                    --------- ---------- --------- ---------
            1994       68%       23%        9%        *
            1995       73        19         8         *
            1996       72        20         8         *
            1997       74        19         7         *

   GEORGIA
            1994       75        22         3         *
            1995       74        22         3         1
            1996       74        22         3         1
            1997       77        21         2         *

   GULF
            1994      100        **        **         *
            1995       99        **        **         1
            1996       99        **        **         1
            1997       99        **        **         1

   MISSISSIPPI
            1994       85        **        **        15
            1995       79        **        **        21
            1996       85        **        **        15
            1997       83        **        **        17

   SAVANNAH
            1994       91        **        **         9
            1995       80        **        **        20
            1996       90        **        **        10
            1997       92        **        **         8

   SEGCO
            1994      100        **        **         *
            1995      100        **        **         *
            1996      100        **        **         *
            1997      100        **        **         *

   SOUTHERN system***
            1994       75        19         5         1
            1995       77        17         4         2
            1996       77        17         4         2
            1997       78        17         4         1
   -------- ------- --------- ---------- --------- ---------
    *Less than 0.5%.
   **Not applicable.
  ***Amounts shown for the SOUTHERN system are weighted averages of the operating affiliates and SEGCO.

    The average costs of fuel in cents per net kilowatt-hour generated for 1994 through 1996 are shown below:

                                              Oil and   Weighted
   ALABAMA             Coal      Nuclear       Gas      Average
                       --------- ---------- ----------- -----------
            1994        1.92       0.49           *        1.56
            1995        1.71       0.50           *        1.48
            1996        1.71       0.50           *        1.46

   GEORGIA
            1994        1.67       0.63           *        1.44
            1995        1.67       0.60        4.68        1.44
            1996        1.55       0.55        5.50        1.35

   GULF
            1994        2.00         **           *        2.01
            1995        2.08         **        3.56        2.09
            1996        1.99         **        6.41        2.02

   MISSISSIPPI
            1994        1.67         **        2.60        1.71
            1995        1.58         **        2.33        1.64
            1996        1.43         **        4.32        1.57

   SAVANNAH
            1994        2.19         **        4.72        2.42
            1995        1.77         **        3.80        2.18
            1996        1.76         **        8.41        2.42

   SEGCO
            1994        1.83          **          *        1.83
            1995        1.87          **          *        1.87
            1996        1.72          **          *        1.72

   SOUTHERN system***
            1994        1.80        0.56       3.99        1.56
            1995        1.73        0.56       3.37        1.53
            1996        1.65        0.52       5.20        1.48
   -------- -------- ------------ ---------- ---------- -----------
    *Not meaningful because of minimal generation from fuel
      source.
   **Not applicable.
  ***Amounts shown for the SOUTHERN system are weighted averages of the operating affiliates and SEGCO.

     See SELECTED FINANCIAL DATA in Item 6 herein for each registrant's source of energy supply.

    As of February 14, 1997, the operating affiliates and SEGCO had stockpiles of coal on hand at their respective coal-fired plants which represented an estimated 23 days of recoverable supply for bituminous coal and 30 days for sub-bituminous coal. It is estimated that approximately 61.3 million tons of coal will be consumed in 1997 by the operating affiliates and SEGCO (including those units GEORGIA owns jointly with OPC, MEAG and Dalton and operates for FP&L and JEA and the units ALABAMA owns jointly with AEC). The operating affiliates and SEGCO currently have 39 coal contracts. These contracts cover remaining terms of up to 15 years. Approximately 22% of 1997 estimated coal requirements will be purchased in the spot market. Management has set a goal whereby the spot market should be utilized, absent the transition from coal contract expirations, for 20 to 30% of the SOUTHERN system's coal supply. Additionally, it has been determined that approximately 30 days of recoverable supply is the appropriate level for coal stockpiles. During 1996, the operating affiliates' and SEGCO's average price of coal delivered was approximately $38 per ton.

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

    The operating affiliates have renegotiated, bought out or otherwise terminated various coal supply contracts. For more information on certain of these transactions, see Note 5 to the financial statements of GULF in Item 8 herein.

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

    ALABAMA and GEORGIA have contracts with the DOE that provide for the permanent disposal of spent nuclear fuel. Although disposal was scheduled to begin in 1998, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch, into 2008 at Plant Vogtle, and into 2010 and 2013 at Plant Farley units 1 and 2, respectively. Activities for adding dry cask storage capacity at Plant Hatch by as early as 1999 are in progress.

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

    The sources of revenues for the SOUTHERN system and each of SOUTHERN's operating affiliates are shown in Item 6 herein. For the year ended December 31, 1996, the registrants derived their respective industrial revenues as shown in the following table.

   ---------------------------------------------------------------------------------------------------------------------------
                                 SOUTHERN
                                   system       ALABAMA         GEORGIA       GULF       MISSISSIPPI        SAVANNAH
   ---------------------------------------------------------------------------------------------------------------------------
   Textiles                          13%             10%            18%           *%           4%                  -%
   Chemical                          11              16              6           19           14                  32
   Paper                             10              10             11           10            5                  31
   Primary metal                      8              14              5            1            2                   -
   Stone, clay, glass
     and concrete                     7               7              8            2            1                   4
   Utility services                   9               9              9            3           10                   5
   Food                               5               4              6            1            5                   9
   Government                         5               2              4           41           10                   -
                                                      2
   Transportation equipment           3               2              4            1            6                  10
                                                                                 21
   Lumber and wood products           4               5              3            2            9                   2
   Other**                           25              21             26           20           34                   7
   ======================================================================================================== ==================
                                    100%            100%           100%         100%         100%                100%
   ======================================================================================================== ==================
   *Less than 0.5%.
  **Other major sources (5% or more) of industrial revenues were: ALABAMA, coal mining (5%); GULF, oil and gas extraction (9%); and MISSISSIPPI, petroleum refining (20%) and electric machinery (5%).


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

    There are 43 electric cooperative organizations operating in, or in areas adjoining, territory in the State of Georgia in which GEORGIA provides electric service at retail or wholesale. Three of these organizations obtain their power from TVA and one from other sources. Since July 1, 1975, OPC has supplied the requirements of the remaining 39 of these cooperative organizations from self-owned generation acquired from GEORGIA and, until September 1991, through partial requirements purchases from GEORGIA. GEORGIA entered into an agreement with OPC pursuant to which, effective in September 1991, OPC ceased to be a partial requirements wholesale customer of GEORGIA. Instead, OPC began the purchase of 1,250 megawatts of capacity from GEORGIA through 1999, subject to reduction or extension by OPC, and may satisfy the balance of its needs through purchases from others. Beginning in September 1996, OPC decreased its purchases of capacity by 250 megawatts and has notified GEORGIA of its intent to decrease purchases of capacity by an additional 250 megawatts in September 1997, and an additional 250 megawatts in September 1998. Under the amended 1995 Integrated Resource Plan approved by the Georgia PSC on March 4, 1997, these resources will be used to meet the needs of GEORGIA's retail customers through 2004.

    There are 65 municipally-owned electric distribution systems operating in the territory in which SOUTHERN's operating affiliates provide electric service at retail or wholesale.

    AMEA was organized under an act of the Alabama legislature and is comprised of 11 municipalities. In 1986, ALABAMA entered into a firm power purchase contract with AMEA entitling AMEA to scheduled amounts of capacity (to a maximum of 100 megawatts) for a period of 15 years commencing September 1, 1986. In October 1991, ALABAMA entered into a second firm power purchase contract with

AMEA entitling AMEA to scheduled amounts of additional capacity (to a maximum 80 megawatts) for a period of 15 years commencing October 1, 1991. In both contracts the power will be sold to AMEA for its member municipalities that previously were served directly by ALABAMA as wholesale customers. Under the terms of the contracts, ALABAMA received payments from AMEA representing the net present value of the revenues associated with the respective capacity entitlements. See Note 7 to ALABAMA's financial statements in Item 8 herein for further information on these contracts.

    Forty-seven municipally-owned electric distribution systems formerly served on a full requirements wholesale basis by GEORGIA and one county-owned system now receive their requirements through MEAG, which was established by a state statute in 1975. MEAG serves these requirements from self-owned generation facilities acquired from GEORGIA and through purchases of capacity and energy from GEORGIA under partial requirements rates. On January 10, 1997, GEORGIA and MEAG reached an agreement to enter into a new power supply relationship which would replace in their entirety the partial requirements tariff and the scheduling services agreement between GEORGIA and MEAG. The agreement required the parties to formalize a new contractual relationship and file the new contract with the FERC for approval. Similarly, since 1977 Dalton has filled its requirements from generation facilities acquired from GEORGIA and through partial requirements purchases. One municipally-owned electric distribution system's full requirements are served under a market-based contract by GEORGIA. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

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

    SCS, acting on behalf of ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH also has a contract with SEPA (a federal power marketing agency) providing for the use of those companies' facilities at government expense to deliver to certain cooperatives and municipalities, entitled by federal statute to preference in the purchase of power from SEPA, quantities of power equivalent to the amounts of power allocated to them by SEPA from certain United States Government hydroelectric projects.

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

Long-Term Power Sales Agreements

Reference is made to Note 7 to the financial statements for SOUTHERN, ALABAMA, GEORGIA, GULF and MISSISSIPPI in Item 8 herein for information regarding contracts for the sales of capacity and energy to non-territorial customers.

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


     Various federal and state initiatives designed to promote wholesale and retail competition include, among other things, proposals that would allow customers to choose their electricity provider. As the initiatives materialize, the structure of the utility industry could radically change. Certain initiatives could result in a change in the ownership and/or operation of generation and transmission facilities. Numerous issues must be resolved, including significant ones relating to transmission pricing and recovery of stranded investments. Being a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation. Unless SOUTHERN remains a low-cost producer and provides quality service, SOUTHERN's retail energy sales could be limited, and this could significantly erode earnings. Reference is made to each registrant's "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein for further discussion of competition.

    In order to adapt to the increasingly competitive environment in which they operate, SOUTHERN and the operating affiliates will evaluate and consider a wide array of potential business strategies. These may include business combinations or acquisitions involving other utility or non-utility businesses or properties, internal restructurings or reorganizations involving SOUTHERN, the operating affiliates or some combination thereof or dispositions of currently owned properties or currently operated business units. In addition to power marketing activities, SOUTHERN and the operating affiliates may engage in other new business ventures which arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations and financial condition of SOUTHERN and the operating affiliates. (See Item 1 - BUSINESS - "New Business Development" herein.)

    As a result of the foregoing factors, SOUTHERN has experienced increasing competition for available off-system sales of capacity and energy from neighboring utilities and alternative sources of energy. Additionally, the future effect of cogeneration and small-power production facilities on the SOUTHERN system cannot currently be determined but may be adverse.

    ALABAMA currently has cogeneration contracts in effect with nine industrial customers. Under the terms of these contracts, ALABAMA purchases excess generation of such companies. During 1996, ALABAMA purchased approximately 77 million kilowatt-hours from such companies at a cost of $1.2 million. ALABAMA has entered into agreements with two of its industrial customers to construct cogeneration facilities at their premises. For additional information, reference is made to ALABAMA's "Management's Discussion and Analysis - Capital Requirements" in Item 7 herein.

    GEORGIA currently has cogeneration contracts in effect with seven industrial customers. Under the terms of these contracts, GEORGIA purchases excess generation of such companies. During 1996, GEORGIA purchased 5 million kilowatt-hours from such companies at a cost of $119,000. GEORGIA has entered into a 30-year purchase power agreement, scheduled to begin in June 1998, for electricity during peaking periods from a planned 300-megawatt cogeneration facility. Payments are subject to reductions for failure to meet minimum capacity output. Reference is made to Note 4 to the financial statements for GEORGIA in Item 8 herein for information regarding purchase power commitments.

    GULF currently has cogeneration agreements for "as available" energy in effect with two industrial customers. During 1996, GULF purchased 82 million kilowatt-hours from such companies for $1.8 million.

     MISSISSIPPI entered into agreements to purchase summer peaking power and options for power for the years 1996 through 2000. Also, the Company has purchased options from power marketers. Reference is made to Note 5 to the financial statements for MISSISSIPPI in Item 8 herein for information regarding fuel and purchased power commitments.

    SAVANNAH currently has cogeneration contracts in effect with four industrial customers. Under the terms of these contracts, SAVANNAH purchases excess generation of such companies. During 1996, SAVANNAH purchased 2 million kilowatt-hours from such companies at a cost of $56,000.

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

    In June 1995, the Division of Investment Management of the SEC issued a report on its study of the regulation of public-utility holding companies. Concluding that significant changes in the current regulatory system are needed, the report offers various legislative and administrative recommendations for reform. The legislative option preferred by the Division in the report is repeal of the Holding Company Act coupled with new provisions for state access to books and records of holding company system companies and for federal audit authority and oversight of intrasystem transactions. However, the prospects for legislative reform of the Holding Company Act are uncertain at this time.

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

    The FERC granted three of GEORGIA's hydroelectric projects, the Lloyd Shoals, Langdale and Riverview new 30-year licenses that expire on January 1, 2024. The North Georgia Project was issued a new 40-year license effective October 1, 1996. There are numerous articles in this new license which require releases from some of the dams. These releases include those for minimum flows, aesthetics, and whitewater recreation. Reservoir level fluctuation limitations are also present. Additionally, the FERC has issued an order granting a combined, 40-year license for ALABAMA's Yates and Thurlow projects. As a part of the application for the combined, 40-year license for the Yates and Thurlow projects, ALABAMA agreed to expand the capacity of these units by a total of approximately 10 megawatts.

    The FERC granted GEORGIA a new license, effective May 1, 1996, for Sinclair Dam. The license articles contain requirements to modify operational and minimum flows to enhance the environment for the robust redhorse (a threatened or endangered candidate species). License articles also cover issues such as: operation of spillway gates, establishment of flow monitoring committees, and recreational enhancements.

    GEORGIA filed, in September, 1996, with the FERC, a notice of its intent to seek a new license for the Flint River Project. Currently GEORGIA is awaiting a decision from the FERC as to whether or not the FERC has jurisdiction over this station. If the FERC determines it does not, then dam safety responsibilities shift to the State of Georgia and GEORGIA would not incur relicensing costs other than those incurred to date.

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

    Reference is made to Notes 1 and 13 to SOUTHERN's, Notes 1 and 12 to ALABAMA's and Notes 1 and 5 to GEORGIA's financial statements in Item 8 herein for information on nuclear decommissioning costs and nuclear insurance. Additionally, Note 3 to GEORGIA's financial statements contains information regarding nuclear performance standards imposed by the Georgia PSC that may impact retail rates.

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

    The operating affiliates' and SEGCO's estimated capital expenditures for environmental quality control facilities for the years 1997, 1998 and 1999 are as follows: (in millions)

   ---------------------------------------------------------
                          1997          1998          1999
                       -------------------------------------
   ALABAMA               $16.7         $31.0         $52.1
   GEORGIA                 9.0          10.0          12.0
   GULF                    3.1           0.9           -
   MISSISSIPPI             2.0           0.2           1.9
   SAVANNAH                2.6           0.8           3.3
   SEGCO                   1.7            -              -
                       -------------------------------------
     SOUTHERN
       system            $35.1         $42.9         $69.3
   =========================================================

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

    Residential and other rates contain separate customer charges. Rates for commercial service are presently of the block type and, for large customers, the billing demand is generally used to determine capacity and minimum bill charges. These large customers' rates are generally based upon usage by the customer including those with special features to encourage off-peak usage. Additionally, the operating affiliates are allowed by their respective PSCs to negotiate the terms and compensation of service to large customers. Such terms and compensation of service, however, are subject to final PSC approval. With respect to MISSISSIPPI's retail rates, fuel and purchased power costs above base levels included in the various rate schedules are billed to such customers under the fuel and energy adjustment clause. GULF and SAVANNAH recover from retail customers fuel and net purchased power costs through provisions which are adjusted to reflect increases or decreases in such costs. ALABAMA and GEORGIA are allowed by state law to recover fuel and net purchased energy costs through fuel cost recovery provisions which are adjusted to reflect increases or decreases in such costs. GULF's recovery of fuel costs is based upon a projection for six-months - any over/under recovery during such period is reflected in a subsequent six-month period with interest. GULF's recovery of purchased power capacity costs is based upon an annual projection - any over/under recovery during such period is reflected in a subsequent annual period with interest. The adjustment factors for MISSISSIPPI's retail and wholesale rates are levelized based on the estimated energy cost for the year, adjusted for any actual over/under collection from the previous year. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

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

    In September 1996, the Florida PSC approved GULF's new optional Commercial/Industrial Service Rider, which is applicable to the rate schedules for GULF's largest existing and potential customers who are able to show they have viable alternatives to purchasing GULF's energy services. For additional information, reference is made to GULF's "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein.

Integrated Resource Planning

In 1991, the Georgia legislature passed certain legislation under which both GEORGIA and SAVANNAH must file Integrated Resource Plans for approval by the Georgia PSC. The plans must specify how GEORGIA and SAVANNAH each intends to meet the future electrical needs of their customers through a combination of demand-side and supply-side resources. The Georgia PSC must pre-certify these new resources. Once certified, all prudently incurred construction costs and purchased power costs will be recoverable through rates.

    By orders issued in 1992 and by amended orders issued in 1995, the Georgia PSC approved Integrated Resource Plans for both GEORGIA and SAVANNAH. (See Note 3 to GEORGIA's and SAVANNAH's financial statements in Item 8 herein for information regarding demand-side option programs.)

    On March 4, 1997, the Georgia PSC approved amendments to GEORGIA's 1995 Integrated Resource Plan. Pursuant to the amended plan, the Georgia PSC certified a five-year purchase power agreement scheduled to begin in June 2000 for approximately 215 megawatts. Capacity and fixed operation and maintenance payments over the five-year period are estimated to be approximately $39 million.

    The Florida PSC set energy conservation goals for GULF, beginning in 1995, that require programs to reduce 154 megawatts of summer peak demand and 65,000 kilowatt-hours of sales by the year 2004. For additional information, reference is made to GULF's "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein.

Environmental Cost Recovery Plans

GULF and MISSISSIPPI both have retail rate mechanisms that provide for recovery of environmental compliance costs. For a description of these plans, see Note 3 to GULF's and MISSISSIPPI's financial statements in Item 8 herein.

Employee Relations

The companies of the SOUTHERN system had a total of 29,246 employees on their payrolls at December 31, 1996.

   ------------------------------------------------------------
                                             Employees
                                                 at
                                         December 31, 1996
                                      -------------------------
   ALABAMA                                        6,865
   GEORGIA                                       10,346
   GULF                                           1,384
   MISSISSIPPI                                    1,363
   SAVANNAH                                         571
   SCS                                            3,021
   Southern Communications                          129
   Southern Development                              72
   Southern Energy*                               4,212
   Southern Nuclear                               1,283
   ------------------------------------------------------------
   Total                                         29,246
   ============================================================
*Includes 3,710 employees on international payrolls.

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

    GEORGIA has an agreement with the IBEW covering wages and working conditions, which is in effect through June 30, 1999. GEORGIA also has a contract with the United Plant Guard Workers of America with respect to Plant Hatch which extends through September 30, 1998.

    GULF has an agreement with the IBEW on a three-year contract extending to August 15, 1998.

    MISSISSIPPI has an agreement with the IBEW on a three-year contract extending to August 16, 1998.

    SAVANNAH has three-year labor agreements with the IBEW and the Office and Professional Employees International Union that expire April 16, 1999 and December 1, 1999, respectively.

    Southern Energy has agreements with local unions of the IBEW and the United Paperworkers International Union which covers employees of Mobile Energy. These agreements extend to May 31, 1997. Southern Energy is currently in negotiations with the IBEW and the United Paperworkers International Union.

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

Item 2.  PROPERTIES

Electric Properties

The operating affiliates and SEGCO, at December 31, 1996, operated 33 hydroelectric generating stations, 32 fossil fuel generating stations and three nuclear generating stations. The amounts of capacity owned by each company are shown in the table below.


   ----------------------- -------------------------------------
                                                  Nameplate
   Generating Station      Location              Capacity (1)
   ----------------------- ------------------- -----------------
                                                 (Kilowatts)
   Fossil Steam
   Gadsden                 Gadsden, AL              120,000
   Gorgas                  Jasper, AL             1,221,250
   Barry                   Mobile, AL             1,525,000
   Chickasaw               Chickasaw, AL             40,000
   Greene County           Demopolis, AL            300,000 (2)
   Gaston Unit 5           Wilsonville, AL          880,000
   Miller                  Birmingham, AL         2,532,288 (3)
                                                  ---------
   ALABAMA Total                                  6,618,538
                                                  ---------

   Arkwright               Macon, GA                160,000
   Atkinson                Atlanta, GA              180,000
   Bowen                   Cartersville, GA       3,160,000
   Branch                  Milledgeville, GA      1,539,700
   Hammond                 Rome, GA                 800,000
   McDonough               Atlanta, GA              490,000
   McManus                 Brunswick, GA            115,000
   Mitchell                Albany, GA               170,000
   Scherer                 Macon, GA                750,924 (4)
   Wansley                 Carrollton, GA           925,550 (5)
   Yates                   Newnan, GA             1,250,000
                                                  ---------
   GEORGIA Total                                  9,541,174
                                                  ---------

   Crist                   Pensacola, FL          1,045,000
   Lansing Smith           Panama City, FL          305,000
   Scholz                  Chattahoochee, FL         80,000
   Daniel                  Pascagoula, MS           500,000 (6)
   Scherer Unit 3          Macon, GA                204,500 (4)
                                                -----------
   GULF Total                                     2,134,500
                                                  ---------

   Eaton                   Hattiesburg, MS           67,500
   Sweatt                  Meridian, MS              80,000
   Watson                  Gulfport, MS           1,012,000
   Daniel                  Pascagoula, MS           500,000 (6)
   Greene County           Demopolis, AL            200,000 (2)
                                                -----------
   MISSISSIPPI Total                              1,859,500
                                                -----------

   --------------------------------------------------------------


                                                       Nameplate
   Generating Station   Location                       Capacity
   -----------------------------------------------------------------
                                                     (Kilowatts)

   McIntosh             Effingham County, GA           163,117
   Kraft                Port Wentworth, GA             281,136
   Riverside            Savannah, GA                   102,278
                                                   -----------
   SAVANNAH Total                                      546,531
                                                   -----------

   Gaston Units 1-4     Wilsonville, AL
     (SEGCO)                                         1,000,000 (7)
                                                   -----------
   Total Fossil Steam                               21,700,243
                                                   -----------

   Nuclear Steam
   Farley               Dothan, AL
     (ALABAMA)                                       1,720,000
                                                   -----------
   Hatch                Baxley, GA                     840,250 (8)
   Vogtle               Augusta, GA                  1,060,240 (9)
                                                   -----------
   GEORGIA Total                                     1,900,490
                                                    ----------
   Total Nuclear Steam                               3,620,490
                                                   -----------

   Combustion Turbines
   Greene County        Demopolis, AL
     (ALABAMA)                                         720,000
                                                   -----------
   Arkwright            Macon, GA                       30,580
   Atkinson             Atlanta, GA                     78,720
   Bowen                Cartersville, GA                39,400
   McDonough            Atlanta, GA                     78,800
   McIntosh
     Units 1,2,3,4,7,8  Effingham County, GA           480,000
   McManus              Brunswick, GA                  481,700
   Mitchell             Albany, GA                     118,200
   Robins               Warner Robins, GA              160,000
   Wilson               Augusta, GA                    354,100
   Wansley              Carrollton, GA                  26,322 (5)
                                                   -----------
   GEORGIA Total                                     1,847,822
                                                     ---------

   Lansing Smith
     Unit A (GULF)      Panama City, FL                 39,400

   Chevron Cogenerating
     Station            Pascagoula, MS                 147,292 (10)
   Sweatt               Meridian, MS                    39,400
   Watson               Gulfport, MS                    39,360
                                                     ---------
   MISSISSIPPI Total                                    226,052
                                                     ----------

   Boulevard            Savannah, GA                    59,100
   Kraft                Port Wentworth, GA              22,000
   McIntosh
     Units 5&6          Effingham County, GA           160,000
   SAVANNAH Total                                      241,100

   ----------------------------------------------- -----------------

   ------------------------- -------------------- -----------------
                                                    Nameplate
   Generating Station        Location                 Capacity
   ------------------------- -------------------- -----------------
                                                    (Kilowatts)

   Gaston (SEGCO)            Wilsonville, AL           19,680 (7)
                                                    ---------
   Total Combustion Turbines                        3,094,054
                                                    ---------
   Hydroelectric Facilities
   Weiss                     Leesburg, AL              87,750
   Henry                     Ohatchee, AL              72,900
   Logan Martin              Vincent, AL              128,250
   Lay                       Clanton, AL              177,000
   Mitchell                  Verbena, AL              170,000
   Jordan                    Wetumpka, AL             100,000
   Bouldin                   Wetumpka, AL             225,000
   Harris                    Wedowee, AL              135,000
   Martin                    Dadeville, AL            154,200
   Yates                     Tallassee, AL             32,000
   Thurlow                   Tallassee, AL             58,000
   Lewis Smith               Jasper, AL               157,500
   Bankhead                  Holt, AL                  45,125
   Holt                      Holt, AL                  40,000
                                                  -----------
   ALABAMA Total                                    1,582,725
                                                   ----------

   Barnett Shoals
     (Leased)                Athens, GA                 2,800
   Bartletts Ferry           Columbus, GA             173,000
   Goat Rock                 Columbus, GA              26,000
   Lloyd Shoals              Jackson, GA               14,400
   Morgan Falls              Atlanta, GA               16,800
   North Highlands           Columbus, GA              29,600
   Oliver Dam                Columbus, GA              60,000
   Rocky Mountain            Rome, GA                 215,256 (11)
   Sinclair Dam              Milledgeville, GA         45,000
   Tallulah Falls            Clayton, GA               72,000
   Terrora                   Clayton, GA               16,000
   Tugalo                    Clayton, GA               45,000
   Wallace Dam               Eatonton, GA             321,300
   Yonah                     Toccoa, GA                22,500
   6 Other Plants                                      18,080
                                                  -----------
   GEORGIA Total                                    1,077,736
                                                   ----------
   Total Hydroelectric Facilities                   2,660,461
                                                  -----------

   Total Generating Capacity                       31,075,248

   ---------------------------------------------- -----------------

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

    Except as discussed below under "Titles to Property," the principal plants and other important units of the operating affiliates and SEGCO are owned in fee by the respective companies. It is the opinion of management of each such company that its operating properties are adequately maintained and are substantially in good operating condition.

    MISSISSIPPI owns a 79-mile length of 500-kilovolt transmission line which is leased to Gulf States. The line, completed in 1984, extends from Plant Daniel to the Louisiana state line. Gulf States is paying a use fee over a forty-year period covering all expenses and the amortization of the original $57 million cost of the line. At December 31, 1996, the unamortized portion of this cost was $39 million.

    The all-time maximum demand on the operating affiliates and SEGCO was 27,419,700 kilowatts and occurred in August 1995. This amount excludes demand served by capacity retained by MEAG and Dalton and excludes demand associated with power purchased from OPC and SEPA by its preference customers. At that time, 29,596,100 kilowatts were supplied by SOUTHERN system generation and 2,176,400 kilowatts (net) were sold to other parties through net purchased and interchanged power. The reserve margin for the operating affiliates and SEGCO at that time was 9.4%. For additional information on peak demands, reference is made to Item 6 SELECTED FINANCIAL DATA herein.

    ALABAMA and GEORGIA will incur significant costs in decommissioning their nuclear units at the end of their useful lives. (See Item 1 - BUSINESS "Regulation - Atomic Energy Act of 1954" and Note 1 to SOUTHERN's, ALABAMA's and GEORGIA's financial statements in Item 8 herein.)


Other Electric Generation Facilities

Through special purpose subsidiaries, SOUTHERN owns interests in or operates independent power production facilities and foreign utility companies. The generating capacity of these utilities (or facilities) at December 31, 1996, was as follows:


                             Facilities in Operation
   -------------------------------------------------------------------------------------------------------------------------------

                                                               Megawatts of Capacity        Percent
   Facility             Location                    Units       Owned       Operated       Ownership          Type
   -------------------  --------------------------- ---------  ------------ ------------- ------------------  --------------------


   Alicura'             Argentina                      4            551 (1)      1,000          55.14 (1)     Hydro
   Birchwood            Virginia                       1            111            222          50.00         Coal (2)
   Edelnor              Chile                          1            104            160          65.00         Coal
   Edelnor              Chile                         27             55             86          65.00         Oil
   Edelnor              Chile                          2              7             10          65.00         Hydro
   Freeport             Grand Bahamas                  5             71            113          62.50         Oil & Gas
   UDG-Niagara          New York                       1              -             50              -         Coal (2)
   Mobile Energy        Alabama                        3            111            111         100.00         Waste/Biomass (2)
   Penal                Trinidad and Tobago            5             92             236         39.00         Gas
   Port of Spain        Trinidad and Tobago            6            120             308         39.00         Gas
   Pt. Lisas            Trinidad and Tobago           10            247             634         39.00         Gas
   SWEB                 United Kingdom                 8            108               -          5.78         Gas
   SWEB                 United Kingdom                21             19              21         75.00         Oil & Gas
   SWEB                 United Kingdom                 3              6               -         28.70         Wind
   ===============================================================================================================================
   Total Capacity                                                 1,602           2,951
   ===============================================================================================================================


                          Facilities Under Development
   ------------------------------------------------------------------------------------------------------------------------------

                                                               Megawatts of Capacity       Percent
   Facility             Location                                  Own        Operate       Ownership          Type
   -------------------  ---------------------------            ------------ -------------  --------------   ----------------

   Edelnor              Chile                                       104            160          65.00         Coal
   State Line (3)       Indiana                                     490            490         100.00         Coal
   ===============================================================================================================================
   Total Capacity                                                   594             650
   ===============================================================================================================================

Notes:    (1)   Represents megawatts of capacity under a concession agreement expiring in the year 2023.
          (2)   Cogeneration facility.
          (3)   The proposed purchase of this facility is subject to regulatory approval.


Jointly-Owned Facilities

ALABAMA and GEORGIA have sold and GEORGIA has purchased undivided interests in certain generating plants and other related facilities to or from non-affiliated parties. The percentages of ownership resulting from these transactions are as follows:



                                                                        Percentage Ownership
                                 Total           ---------------- -------- ------------ -------- --------- ------------ --------
                                 Capacity        ALABAMA                 AEGEORGIA      OPC      MEAG      DALTON        FPC
                               --------------    ---------------- -------- ------------ -------- --------- ------------ --------
                               (Megawatts)
   Plant Miller
      Units 1 and 2                1,320             91.8%         8.2%           -%         -%       -%       -%           -%
   Plant Hatch                     1,677               -             -         50.1     30.0       17.7      2.2            -
   Plant Vogtle                    2,320               -             -         45.7     30.0       22.7      1.6            -
   Plant Scherer
     Units 1 and 2                 1,636               -             -          8.4     60.0       30.2      1.4            -
   Plant Wansley                   1,779               -             -         53.5     30.0       15.1      1.4            -
   Rocky Mountain                    848               -             -         25.4     74.6         -         -            -
   Intercession City, FL             150               -             -         33.3        -        -          -         66.7
   --------------------------- -------------- -- ---------------- -------- ------------ -------- --------- ------------ --------



    ALABAMA and GEORGIA have contracted to operate and maintain the respective units in which each has an interest (other than Rocky Mountain and Intercession City, as described below) as agent for the joint owners.

    In connection with the joint ownership arrangements for Plant Vogtle, GEORGIA made commitments to purchase declining fractions of OPC's and MEAG's capacity and energy from this plant. The declining commitments were in effect during periods of up to seven years following commercial operation and ended in 1996. The commitments regarding a portion of a 5 percent interest in Plant Vogtle owned by MEAG are in effect until the later of retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest. The payments for capacity are required whether any capacity is available. The energy cost is a function of each unit's variable operating costs. Except for the portion of the capacity payments related to the 1987 and 1990 write-offs of Plant Vogtle costs, the cost of such capacity and energy is included in purchased power from non-affiliates in GEORGIA's Statements of Income in Item 8 herein.

    In December 1988, GEORGIA and OPC entered into a joint ownership agreement for the Rocky Mountain plant under which GEORGIA agreed to retain its present investment in the project and OPC agreed to finance, complete and operate the facility. In 1995, the plant went into commercial operation.
GEORGIA's net investment in the plant is approximately $175 million, and GEORGIA's ownership is 25.4 percent. Reference is made to Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for additional information regarding the Rocky Mountain plant.

    In 1994, GEORGIA and FPC entered into a joint ownership agreement regarding the Intercession City combustion turbine unit. The unit began commercial operation in January 1997, and is operated by FPC. GEORGIA owns a one-third interest in the 150-megawatt unit, with use of 100% of the capacity from June through September. FPC has the capacity the remainder of the year. GEORGIA's investment in the unit is approximately $13 million.

Sale of Property

Reference is made to Note 6 to GEORGIA's financial statements in Item 8 herein for information regarding the sale completed in 1995 of GEORGIA's remaining ownership interest in Plant Scherer Unit 4.

Titles to Property

The operating affiliates' and SEGCO's interests in the principal plants (other than certain pollution control facilities, one small hydroelectric generating station leased by GEORGIA and the land on which five combustion turbine generators of MISSISSIPPI are located, which is held by easement) and other important units of the respective companies are owned in fee by such companies, subject only to the liens of applicable mortgage indentures (except for SEGCO) and to excepted encumbrances as defined therein. The operating affiliates own the fee interests in certain of their principal plants as tenants in common. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.) Properties such as electric transmission and distribution lines and steam heating mains are constructed principally on rights-of-way which are maintained under franchise or are held by easement only. A substantial portion of lands submerged by reservoirs is held under flood right easements. In substantially all of its coal reserve lands, SEGCO owns or will own the coal only, with adequate rights for the mining and removal thereof.

Property Additions and Retirements

During the period from January 1, 1992 to December 31, 1996, the operating affiliates, SEGCO, SCS, Southern Nuclear, Southern Communications and Southern Energy recorded gross property additions and retirements as follows:

   ----------------------------------------------------------
                           Gross Property
                               Additions        Retirements
                           ---------------      -------------
                                     (in millions)
   ALABAMA (1)                   $2,318            $   383
   GEORGIA (2)                    2,730              1,633
   GULF                             347                130
   MISSISSIPPI                      441                 86
   SAVANNAH                         189                 16
   SEGCO                             60                  9
   SCS                              108                122
   Southern Nuclear                   7                  5
   Southern
      Communications                194                  -
   Southern Energy                  318                 22
   ----------------------------------------------------------
   SOUTHERN system               $6,712             $2,406
   ==========================================================

Notes:
(1) Includes approximately $62 million attributable to sale of 8.2% interest in Plant Miller Units 1 and 2 to AEC in 1992.
(2) Includes approximately $446 million attributable to 1992 through 1996 sales of Plant Scherer Unit 4 to FP&L and JEA.

Item 3.  LEGAL PROCEEDINGS

(1)    Stepak v. certain SOUTHERN officials
       (U.S. District Court for the Southern District of Georgia)

       Reference is made to Note 3 to SOUTHERN's financial statements in Item 8 herein under the caption "Stockholder Suit Concluded."

(2)    SOUTHERN and Subsidiaries v. Commissioner of the IRS
       (U.S. Tax Court)

       In June 1994, a tax deficiency notice was received from the IRS for the years 1984 through 1987 with regard to the tax accounting by GEORGIA for the sale in 1984 of an interest in Plant Vogtle and related capacity and energy buyback commitments. The potential tax deficiency and interest arising from this issue currently amount to approximately $25 million and $32 million, respectively. The tax deficiency relates to a timing issue as to when taxes are paid; therefore, only the interest portion could affect future income. Management believes that the IRS position is incorrect, and GEORGIA has filed a petition with the U.S. Tax Court challenging the IRS's position. In order to minimize additional interest charges should the IRS's position prevail, GEORGIA made a payment to the IRS related to the potential tax deficiency in September 1994. In conjunction with this matter, SOUTHERN has filed certain refund claims related to the years 1984 through 1987. SOUTHERN and the IRS have entered into negotiations on all issues, the outcome of which is currently uncertain.

(3)    Frost v. ALABAMA
       (Circuit Court of Jefferson County, Alabama)

       Reference is made to Note 3 to SOUTHERN's and ALABAMA's financial statements in Item 8 herein under the captions "Alabama Power Appliance Warranty Litigation" and "Appliance Warranty Litigation", respectively.

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

    Additionally, each of the operating affiliates, Southern Energy, SCS, Southern Nuclear, Southern Development and Southern Communications are, in the normal course of business, engaged in litigation or administrative proceedings that include, but are not limited to, acquisition of property, injuries and damages claims, and complaints by present and former employees.

Item 4.    SUBMISSION OF MATTERS TO A
           VOTE OF SECURITY HOLDERS

      None.

EXECUTIVE OFFICERS OF SOUTHERN

(Identification of executive officers of SOUTHERN is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 1996.


A. W. Dahlberg
Chairman, President and Chief Executive Officer
Age 56
Elected in 1985; President and Chief Executive
Officer of GEORGIA from 1988 through 1993. He was elected President of SOUTHERN effective January 1994. He was elected Chairman and Chief Executive Officer effective March 1995.

Paul J. DeNicola
Executive Vice President and Director
Age 48
Elected in 1989; Executive Vice President of SOUTHERN since 1991. Elected President and Chief Executive Officer of SCS effective January 1994. He previously served as Executive Vice President of SCS from 1991 to 1993.

H. Allen Franklin
Executive Vice President and Director
Age 52
Elected in 1988; President and Chief Executive Officer of SCS from 1988 through 1993 and, beginning 1991, Executive Vice President of SOUTHERN. He was elected President and Chief Executive Officer of GEORGIA effective January 1994.

Elmer B. Harris
Executive Vice President and Director
Age 57
Elected in 1989; President and Chief Executive Officer of ALABAMA since 1989 and, beginning 1991, Executive Vice President of SOUTHERN.

David M. Ratcliffe
Senior Vice President
Age 48
Elected in 1995; President and Chief Executive Officer of MISSISSIPPI from 1991 to 1995. He also serves as Executive Vice President of SCS beginning in 1995.

W. L. Westbrook
Financial Vice President, Chief Financial Officer and Treasurer
Age 57
Elected in 1986; responsible primarily for all aspects of financing for SOUTHERN. He has served as Executive Vice President of SCS since 1986.

Thomas G. Boren
Vice President
Age 47
Elected in 1995; President and Chief Executive Officer of Southern Energy since 1992. He previously served as Senior Vice President of GEORGIA from 1989 to 1992.

Bill M. Guthrie
Vice President
Age 63
Elected in 1991; serves as Chief Production Officer for the SOUTHERN system. Senior Executive Vice President of SCS effective January 1994 and Executive Vice President of ALABAMA since 1988. He also serves as Executive Vice President of GEORGIA and Vice President of GULF, MISSISSIPPI and SAVANNAH.

W. G. Hairston, III
Age 52
President and Chief Executive Officer of Southern Nuclear since 1993. He has also served as Executive Vice President of GEORGIA since 1989.

     Each of the above is currently an officer of SOUTHERN, serving a term running from the last annual meeting of the directors (May 22, 1996) for one year until the next annual meeting or until his successor is elected and qualified.

                                     PART II

Item 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) The common stock of SOUTHERN is listed and traded on the New York Stock Exchange. The stock is also traded on regional exchanges across the United States. High and low stock prices, per the New York Stock Exchange Composite Tape during each quarter for the past two years were as follows:

             -----------------------------------------------------
                                       High                 Low
                                    -----------           --------
             1996
             First Quarter            $25-7/8            $22-3/8
             Second Quarter            24-5/8             21-1/4
             Third Quarter             24-5/8             21-3/4
             Fourth Quarter            23-1/8             21-1/8

             1995
             First Quarter            $21-1/2            $19-3/8
             Second Quarter            22-7/8             20-1/8
             Third Quarter             24                 21-1/8
             Fourth Quarter            25                 22-3/4
             -----------------------------------------------------


           There is no market for the other registrants' common stock, all of which is owned by SOUTHERN. On February 28, 1997, the closing price of SOUTHERN's common stock was $21-3/4.

      (b)  Number of SOUTHERN's common stockholders at December 31, 1996:
                                      215,246

           Each of the other registrants have one common stockholder, SOUTHERN.


      (c) Dividends on each registrant's common stock are payable at the discretion of their respective board of directors. The dividends on common stock paid and/or declared by SOUTHERN and the operating affiliates to their stockholder(s) for the past two years were as follows: (in thousands)

             ----------------------------------------------------
             Registrant        Quarter       1996          1995
             ----------------------------------------------------

             SOUTHERN          First       $211,081     $201,866
                               Second       211,272      203,060
                               Third        212,200      203,061
                               Fourth       212,201      203,178

             ALABAMA           First         76,000       71,900
                               Second        76,400       69,500
                               Third         76,400       69,300
                               Fourth       118,700       74,300

             GEORGIA           First        121,500      113,900
                               Second       122,100      110,200
                               Third        122,100      109,700
                               Fourth       109,800      117,700

             GULF              First         12,300       11,700
                               Second        12,400       11,300
                               Third         12,400       11,300
                               Fourth        21,200       12,100

             MISSISSIPPI       First         10,600        9,900
                               Second        10,700        9,600
                               Third         10,600        9,600
                               Fourth        12,000       10,300

             SAVANNAH          First          4,800        4,400
                               Second         4,800        4,300
                               Third          4,800        4,300
                               Fourth         5,200        4,600
             ----------------------------------------------------

    The dividend paid per share by SOUTHERN was 30.5(cent) for each quarter of 1995 and 31.5(cent) for each quarter of 1996. The dividend paid on SOUTHERN's common stock for the first quarter of 1997 was raised to 32.5(cent) per share.

    The amount of dividends on their common stock that may be paid by the subsidiary registrants is restricted in accordance with their respective first mortgage bond indenture and charter. The amounts of earnings retained in the business and the amounts restricted against the payment of cash dividends on common stock at December 31, 1996, were as follows:

   ----------------------------------------------------------
                          Retained            Restricted
                          Earnings              Amount
                      ------------------     --------------
                                  (in millions)

   ALABAMA                $1,185                $   796
   GEORGIA                 1,675                    897
   GULF                      179                    127
   MISSISSIPPI               166                    118
   SAVANNAH                  109                     68
   Consolidated            3,764                  2,008
--------------------------------------------------------

Item 6.    SELECTED FINANCIAL DATA

SOUTHERN. Reference is made to information under the heading "Selected Consolidated Financial and Operating Data," contained herein at pages II-37 through II-52.


ALABAMA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages
II-80 through II-93.

GEORGIA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages
II-126 through II-140.

GULF. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-168 through II-181.


MISSISSIPPI. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages
II-208 through II-221.


SAVANNAH. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages
II-243 through II-255.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


SOUTHERN. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-8 through II-14.

ALABAMA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-56 through II-61.

GEORGIA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-97 through II-103.

GULF. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-144 through II-150.

MISSISSIPPI. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-185 through II-191.

SAVANNAH. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-225 through II-229.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO 1996 FINANCIAL STATEMENTS

                                                                                                                    Page
The Southern Company and Subsidiary Companies:
Report of Independent Public Accountants.......................................................................     II-7
Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994.........................     II-15
Consolidated Statements of Retained Earnings for the Years Ended
     December 31, 1996, 1995 and 1994..........................................................................     II-15
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.....................     II-16
Consolidated Balance Sheets at December 31, 1996 and 1995......................................................     II-17
Consolidated Statements of Capitalization at December 31, 1996 and 1995........................................     II-19
Consolidated Statements of Paid-In Capital for the Years Ended December 31, 1996, 1995 and 1994................     II-20
Notes to Financial Statements..................................................................................     II-21

ALABAMA:
Report of Independent Public Accountants  .....................................................................     II-55
Statements of Income for the Years Ended December 31, 1996, 1995 and 1994......................................     II-62
Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994..................................     II-63
Balance Sheets at December 31, 1996 and 1995 ..................................................................     II-64
Statements of Capitalization at December 31, 1996 and 1995 ....................................................     II-66
Statements of Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994...........................     II-67
Notes to Financial Statements..................................................................................     II-68

GEORGIA:
Report of Independent Public Accountants.......................................................................     II-96
Statements of Income for the Years Ended December 31, 1996, 1995 and 1994......................................     II-104
Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994..................................     II-105
Balance Sheets at December 31, 1996 and 1995 ..................................................................     II-106
Statements of Capitalization at December 31, 1996 and 1995 ....................................................     II-108
Statements of Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994...........................     II-109
Statements of Paid-In Capital for the Years Ended December 31, 1996, 1995 and 1994.............................     II-109
Notes to Financial Statements..................................................................................     II-110

GULF:
Report of Independent Public Accountants.......................................................................     II-143
Statements of Income for the Years Ended December 31, 1996, 1995 and 1994......................................     II-151
Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994..................................     II-152
Balance Sheets at December 31, 1996 and 1995 ..................................................................     II-153
Statements of Capitalization at December 31, 1996 and 1995 ....................................................     II-155
Statements of Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994...........................     II-157
Statements of Paid-In Capital for the Years Ended December 31, 1996, 1995 and 1994.............................     II-157
Notes to Financial Statements..................................................................................     II-158



                                                                                                                    Page
MISSISSIPPI:
Report of Independent Public Accountants.......................................................................     II-184
Statements of Income for the Years Ended December 31, 1996, 1995 and 1994......................................     II-192
Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994..................................     II-193
Balance Sheets at December 31, 1996 and 1995 ..................................................................     II-194
Statements of Capitalization at December 31, 1996 and 1995 ....................................................     II-196
Statements of Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994...........................     II-197
Statements of Paid-In Capital for the Years Ended December 31, 1996, 1995 and 1994.............................     II-197
Notes to Financial Statements..................................................................................     II-198

SAVANNAH:
Report of Independent Public Accountants.......................................................................     II-224
Statements of Income for the Years Ended December 31, 1996, 1995 and 1994......................................     II-230
Statements of Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994...........................     II-230
Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994..................................     II-231
Balance Sheets at December 31, 1996 and 1995 ..................................................................     II-232
Statements of Capitalization at December 31, 1996 and 1995 ....................................................     II-234
Notes to Financial Statements..................................................................................     II-235

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Southern Company and Subsidiary Companies 1996 Annual Report

The management of Southern Company has prepared -- and is responsible for -- the consolidated financial statements and related information included in this report. These statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and necessarily include amounts that are based on the best estimates and judgments of management. Financial information throughout this annual report is consistent with the financial statements.

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

    In management's opinion, the consolidated financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Southern Company and its subsidiary companies in conformity with generally accepted accounting principles.

/s/ A. W. Dahlberg
A. W. Dahlberg
Chairman, President, and Chief Executive Officer

/s/ W. L. Westbrook
W. L. Westbrook
Financial Vice President, Chief Financial Officer,
and Treasurer

February 12, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and to the Stockholders of Southern Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Southern Company (a Delaware corporation) and subsidiary companies as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements (pages II-15 through II-36) referred to above present fairly, in all material respects, the financial position of Southern Company and subsidiary companies as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP
Atlanta, Georgia
February 12, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Southern Company and Subsidiary Companies 1996 Annual Report


RESULTS OF OPERATIONS

Earnings and Dividends

Southern Company's 1996 financial results exceeded the strong performance recorded in 1995. The traditional core business of selling electricity in the Southeast remained strong, while non-traditional business results reflected a full year of South Western Electricity's (SWEB) operations. The acquisition of SWEB in late 1995 by Southern Energy, Inc. (Southern Energy) made a significant positive impact on non-traditional earnings. Net income of over $1.1 billion and earnings per share of $1.68 for 1996 both established record highs. Net income increased $24 million compared with the amount reported for 1995. Continued cost controls, steady demand for electricity, and growth in the non-traditional business were the dominant forces that favorably affected
1996 earnings.

   Costs related to work force reduction programs decreased earnings by $53 million or 8 cents per share and $17 million or 2 cents per share in 1996 and 1995, respectively. These costs are expected to be recovered through future savings in approximately two years following each program's implementation.

   In 1995, earnings were $1.1 billion or $1.66 per share -- up 14 cents from the per share amount reported in 1994. Earnings in 1995 were affected by a reduction in costs related to work force reduction programs, and much hotter temperatures when compared with 1994 results.

   Dividends paid on common stock during 1996 were $1.26 per share or 31 1/2 cents per quarter. During 1995 and 1994, dividends paid per share were $1.22 and $1.18, respectively. In January 1997, the Southern Company board of directors raised the quarterly dividend to 32 1/2 cents per share or an annual rate of $1.30 per share.

Acquisitions

Southern Energy owns and manages international and domestic non-traditional electric power production and delivery facilities for Southern Company. Southern Energy's acquisition of Consolidated Electric Power Asia (CEPA) closed in January 1997, and is not included in Southern Company's 1996 results. Southern Energy did acquire several businesses in late 1995 and 1994. These businesses have been included in the consolidated financial statements since the date of acquisition and are not reflected in prior periods. Therefore, changes in revenues and expenses for 1996 and for 1995 reflect significant amounts related to acquisitions, which were not fully reflected in each year being compared. To facilitate discussing the results of operations, Southern Energy's variances are shown separately and are predominantly acquisition related.

Revenues

Operating revenues increased in 1996 and 1995 as a result of the following factors:

                                     Increase (Decrease)
                                      From Prior Year
                                  ---------------------------------
                                     1996        1995      1994
                                  ----------------------------------
    Retail --                             (in millions)
       Change in base rates        $  (18)       $  -       $  3
       Sales growth                   142         177        153
       Weather                        (64)        143       (177)
      Fuel cost recovery and
          other                         2         134       (107)
    ---------------------------------------------------------------
    Total retail                       62         454       (128)
    ---------------------------------------------------------------
    Sales for resale --
       Within service area             10          39        (87)
       Outside service area            14         (90)      (108)
    ---------------------------------------------------------------
    Total sales for resale             24         (51)      (195)
    Southern Energy                 1,040         458        131
    Other operating revenues           52          22          -
    ---------------------------------------------------------------
    Total operating revenues       $1,178        $883       $192)
    ===============================================================
    Percent change                   12.8%       10.6%      (2.3)%
    ---------------------------------------------------------------

    Retail revenues of $7.7 billion in 1996 increased 0.8 percent from last year, compared with an increase of 6.4 percent in 1995. Under fuel cost recovery provisions, fuel revenues generally equal fuel expense -- including the fuel component of purchased energy -- and do not affect net income.

    Sales for resale revenues within the service area were $409 million in 1996, up 2.5 percent from the prior year. Revenues from sales for resale within the service area were $399 million in 1995, up 11 percent from the prior year. This increase in 1995 resulted primarily from the prolonged hot summer weather, which increased the demand for electricity.

Southern Company and Subsidiary Companies 1996 Annual Report


    Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost.

                        1996          1995          1994
                        ----------------------------------
                                  (in millions)
   Capacity             $217          $237          $276
   Energy                176           151           176
   -------------------------------------------------------
   Total                $393          $388          $452
   =======================================================

    Capacity revenues decreased in 1996 because the amount of capacity under contract declined slightly in 1996 and by 100 megawatts in 1995. Additional declines in capacity are not scheduled until after 1999.

    Changes in traditional core business revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour sales for 1996 and the percent change by year were as follows:


 (billions of
  kilowatt-hours)           Amount            Percent Change
                        -------------  ----------------------------
                               1996       1996     1995     1994
                        -------------  ----------------------------
Residential                    40.1        2.5%     9.2%    (2.6)%
Commercial                     38.0        5.7      5.5      3.8
Industrial                     52.8        2.2      2.7      3.2
Other                           0.9        5.7      2.1      3.8
                        -------------
Total retail                  131.8        3.3      5.4      1.6
Sales for resale --
  Within service area          10.9       15.4     16.2    (38.5)
  Outside service area         10.8       17.9    (15.1)   (13.5)
                        -------------
Total                         153.5        5.0      4.4     (3.4)
===================================================================

    The rate of increase in 1996 retail energy sales continued to be strong. The number of customers served increased by nearly 71,000 during the year. Residential energy sales experienced only moderate gains as a result of milder summer weather in 1996, compared with the extremely hot summer of 1995. Commercial and industrial sales continue to show slight gains in excess of the national average. This reflects the strength of business and economic conditions in Southern Company's traditional service area. Energy sales to retail customers are projected to increase at an average annual rate of 2.1 percent during the period 1997 through 2007.

    Energy sales for resale outside the service area are predominantly unit power sales under long-term contracts to Florida utilities. Economy sales and amounts sold under short-term contracts are also sold for resale outside the service area. Sales to customers outside the service area increased in 1996 and declined in 1995 when compared with the prior year. However, these fluctuations in energy sales have minimal effect on earnings because Southern Company is paid for dedicating specific amounts of its generating capacity to these utilities outside the service area.

Expenses

Total operating expenses of $8.5 billion for 1996 increased $1.2 billion compared with the prior year. Traditional core business expenses increased $240 million. Southern Energy's expenses increased $970 million. The large increase for Southern Energy resulted primarily from SWEB, which was acquired in late 1995. The costs to produce and deliver electricity for the traditional core business in 1996 increased by $79 million to meet higher energy demands. Also, costs related to work force reduction programs increased expenses by $58 million. Depreciation expenses and property taxes increased by $50 million as a result of additional utility plant being placed into service. The amortization of deferred expenses related to Plant Vogtle increased by $13 million in 1996 when compared with the prior year.

    In 1995, operating expenses of $7.3 billion increased 11 percent compared with 1994. Traditional core business expenses increased $322 million. Southern Energy's expenses increased $390 million. Total production costs for the core business were up $120 million. Depreciation expense and taxes other than income taxes increased $78 million. Also, the amortization of deferred Plant Vogtle expenses increased $49 million compared with the amount in 1994.

    Fuel costs constitute the single largest expense for Southern Company. The mix of fuel sources for generation of electricity is determined primarily by

Southern Company and Subsidiary Companies 1996 Annual Report

system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated -- within the core business service area -- were as follows:


                                      1996      1995      1994
                                   ----------------------------
Total generation
   (billions of kilowatt-hours)        156       147       142
Sources of generation
   (percent) --
     Coal                               77        77        75
     Nuclear                            17        17        19
     Hydro                               4         4         5
     Oil and gas                         2         2         1
Average cost of fuel per net
   kilowatt-hour generated
      (cents) --
       Coal                           1.65      1.73      1.80
       Nuclear                        0.52      0.56      0.56
       Oil and gas                    5.20      3.37      3.99
Total                                 1.48      1.53      1.56
---------------------------------------------------------------

   Fuel and purchased power costs of $3.3 billion in 1996 increased $731 million compared with 1995. Traditional core business increased $49 million and Southern Energy increased $682 million because of the acquisition of SWEB in late 1995. The traditional core business's customer demand for electricity rose by 7.9 billion kilowatt-hours more than in 1995. The additional cost to meet the demand was offset slightly by a lower average cost of fuel per net kilowatt-hour generated. Fuel and purchased power expenses of $2.6 billion in 1995 increased $282 million compared with the prior year. Traditional core business accounted for $73 million of the increase because of higher energy sales.

   For 1996, total income taxes decreased $12 million compared with the prior year. Traditional core business income taxes decreased $47 million, and Southern Energy increased $35 million. The decrease was attributable to less taxable income from core business operations. For 1995, income taxes rose $84 million above the amount reported for 1994. Traditional core business increased $65 million and Southern Energy accounted for the remainder.

    Total gross interest charges and preferred stock dividends increased $19 million from amounts reported in the previous year. These costs for core business continued to decline by $71 million, but Southern Energy's interest charges increased. The decline in costs for core business was attributable to lower interest rates and continued refinancing activities in 1996. In 1995, these costs for core business decreased $12 million. As a result of favorable market conditions, $574 million in 1996, $1.1 billion in 1995, and $1.0 billion in 1994 of senior securities were issued for the primary purpose of retiring higher-cost securities.

Effects of Inflation

Southern Company is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on Southern Company because of the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated more competitive environment, with non-traditional business becoming more significant.

   Work force reduction programs have reduced earnings by $53 million, $17 million, and $61 million for the years 1996, 1995, and 1994, respectively. These actions will assist in efforts to control growth in future operating expenses.

   Future earnings in the near term will depend upon growth in energy sales, which are subject to a number of factors. Traditionally, these factors have included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the company's service area. However, the Energy Policy Act of 1992 (Energy Act) is having a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. Southern Company is positioning its business to meet the challenge of this major change

Southern Company and Subsidiary Companies 1996 Annual Report

in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. Southern Company is aggressively working to maintain and expand its share of wholesale sales in the Southeastern power markets.

     Various federal and state initiatives designed to promote wholesale and retail competition, among other things, include proposals that would allow customers to choose their electricity provider. As the initiatives materialize, the structure of the utility industry could radically change. Certain initiatives could result in a change in the ownership and/or operation of generation and transmission facilities. Numerous issues must be resolved, including significant ones relating to transmission pricing and recovery of stranded investments. Being a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation. Unless Southern Company remains a low-cost producer and provides quality service, the company's retail energy sales growth could be limited, and this could significantly erode earnings.

    The Energy Act amended the Public Utility Holding Company Act of 1935 (PUHCA). The amendment allows holding companies to form exempt wholesale generators and foreign utility companies to sell power largely free of regulation under PUHCA. These entities are able to sell power to affiliates -- under certain restrictions -- and to own and operate power generating facilities in other domestic and international markets. To take advantage of existing and evolving opportunities, Southern Energy-- founded in 1981 -- is focusing on international and domestic cogeneration, the independent power market, and the privatization of generating and distribution facilities in the international market. As the marketplace evolves, Southern Energy is positioning the company to become a major competitor for providing energy-related services, including energy trading and marketing. Also, Southern Energy is expanding the business through acquisitions. In late 1995, SWEB was acquired for approximately $1.8 billion. In July 1996, a 25 percent interest in SWEB was sold. The acquisition of an 80 percent interest in CEPA for a total net investment of some $2.1 billion was completed in early 1997. For additional information on these acquisitions, see Note 14 to the financial statements.

    The CEPA acquisition is expected to be slightly dilutive in the near term. However, Southern Energy's investments should increase the opportunities for long-term future earnings growth. At December 31, 1996, Southern Energy's total assets amounted to $4.9 billion, and with the inclusion of CEPA assets will be nearly $10 billion.

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

   The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry -- including Southern Company's -- regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the Financial Accounting Standards Board (FASB) has decided to review the accounting for liabilities related to closure and removal of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of closing and removing Southern Company's nuclear and other facilities may be required to be recorded as liabilities in the Consolidated Balance Sheets. Also, the annual provisions for such costs could change. Because of the company's current ability to recover closure and removal costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

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

Southern Company and Subsidiary Companies 1996 Annual Report

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

FINANCIAL CONDITION

Overview

Southern Company's financial condition continues to remain strong. Earnings per share set a record high in 1996. Net income continued to increase in 1996 and exceeded $1.1 billion. Based on this performance, in January 1997, the Southern Company board of directors increased the common stock dividend for the sixth consecutive year.

    Gross property additions to utility plant were $1.2 billion. The majority of funds needed for gross property additions since 1993 have been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. The Consolidated Statements of Cash Flows provide additional details.

   Southern Company uses financial derivatives on a limited basis to mitigate business risks. At December 31, 1996, the credit and price risks for derivatives outstanding were not material to the financial statements. See Note 1 to the financial statements under "Financial Instruments" for additional information.

Capital Structure

Southern Company achieved a ratio of common equity to total capitalization -- including short-term debt -- of 45.1 percent in 1996, compared with 42.4 percent in 1995, and 44.4 percent in 1994. The company's goal is to maintain the common equity ratio generally within a range of 40 percent to 45 percent.

    During 1996, the subsidiary companies sold $85 million of first mortgage bonds and, through public authorities, $167 million of pollution control revenue bonds. Preferred securities of $322 million were issued in 1996. The companies continued to reduce financing costs by retiring higher-cost bonds and preferred stock. Retirements, including maturities, of bonds totaled $600 million during 1996, $1.3 billion during 1995, and $973 million during 1994. Retirements of preferred stock totaled $179 million during 1996, and $1 million a year during 1995 and 1994. As a result, the composite interest rate on long-term debt decreased from 7.6 percent at December 31, 1993, to 6.9 percent at December 31, 1996. During this same period, the composite dividend rate on preferred stock declined from 6.4 percent to 6.2 percent.

    In 1996, Southern Company raised $171 million from the issuance of new common stock under the company's various stock plans. At the close of 1996, the company's common stock had a market value of 22 5/8 per share, compared with a book value of $13.61 per share. The market-to-book value ratio was 166 percent at the end of 1996, compared with 188 percent at year-end 1995, and 160 percent at year-end 1994.

Capital Requirements for Construction

The construction program of Southern Company is budgeted at $1.4 billion for 1997, $1.3 billion for 1998, and $1.4 billion for 1999. The total is $4.1 billion for the three years. Actual construction costs may vary from this estimate because of changes in such factors as: business conditions; environmental regulations; nuclear plant regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures for the operating companies will be fully recovered.

    The operating companies do not have any traditional baseload generating plants under construction, and current energy demand forecasts do not require any traditional baseload facilities until well into the future. Significant construction of transmission and distribution facilities and upgrading of generating plants will be continuing.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $1.2 billion will be required by the end of 1999 for present sinking fund requirements and maturities of long-term debt. Also, the subsidiaries will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Southern Company and Subsidiary Companies 1996 Annual Report

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- impacts Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units of Southern Company. As a result of the company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

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

   Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. This compliance strategy resulted in unused emission allowances being banked for later use. Construction expenditures for Phase I compliance totaled approximately $310 million.

    For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as required to meet Phase II limits. Therefore, current compliance strategy could require total Phase II estimated construction expenditures of approximately $80 million, of which $60 million remains to be spent. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

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

    The EPA and state environmental regulatory agencies are reviewing and evaluating various matters including: revisions to the ambient air quality standards for ozone and particulate matter; emission control strategies for ozone non-attainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

    Southern Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the subsidiaries could incur substantial costs to clean up properties. The subsidiaries conduct studies to determine the extent of any required cleanup costs and have recognized in their respective financial statements costs to clean up known sites. These costs for Southern Company amounted to $8 million a year for 1995 and 1994. In 1996, the company was reimbursed $6 million for amounts previously expensed. Additional sites may require environmental remediation for which the subsidiaries may be liable for a portion or all required cleanup costs. See Note 3 to the financial statements for information regarding Georgia Power's potentially responsible party status at a site in Brunswick, Georgia.

    Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of Southern Company's operations. The full impact of any such changes cannot be determined at this time.

    Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect Southern Company. The impact of new legislation -- if

Southern Company and Subsidiary Companies 1996 Annual Report

any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Sources of Capital

Southern Company plans to issue additional equity capital in 1997. The amount and timing of additional equity capital to be raised in 1997 -- as well as in subsequent years -- will be contingent on Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans. Any portion of the common stock required during 1997 for the company's stock plans that is not provided from the issuance of new stock will be acquired on the open market in accordance with the terms of such plans.

    The operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which was primarily from internal sources. However, the type and timing of any financings -- if needed -- will depend on market conditions and regulatory approval.

    To meet short-term cash needs and contingencies, Southern Company had approximately $445 million of cash and cash equivalents and $4.1 billion of unused credit arrangements with banks at the beginning of 1997.

    To issue additional first mortgage bonds and preferred stock, the operating companies must comply with certain earnings coverage requirements designated in their mortgage indentures and corporate charters. The ability to issue securities in the future will depend on coverages at that time. Currently, each of the operating companies expects to have adequate coverage ratios for anticipated requirements through at least 1999.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 1996, 1995, and 1994
Southern Company and Subsidiary Companies 1996 Annual Report

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           1996           1995            1994
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (in millions)
Operating Revenues                                                                      $10,358         $9,180          $8,297
-------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
     Fuel                                                                                 2,245          2,126           2,058
     Purchased power                                                                      1,103            491             277
     Other                                                                                1,860          1,626           1,505
Maintenance                                                                                 782            683             660
Depreciation and amortization                                                               996            904             821
Amortization of deferred Plant Vogtle costs, net                                            137            124              75
Taxes other than income taxes                                                               634            535             475
Income taxes                                                                                747            805             711
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                  8,504          7,294           6,582
-------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                          1,854          1,886           1,715
Other Income:
Allowance for equity funds used during construction                                           4              5              11
Interest income                                                                              54             38              32
Other, net                                                                                   42            (65)            (28)
Income taxes applicable to other income                                                     (10)            36              26
-------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                            1,944          1,900           1,756
-------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
Interest on long-term debt                                                                  530            557             568
Allowance for debt funds used during construction                                           (19)           (20)            (18)
Interest on notes payable                                                                   107             63              33
Amortization of debt discount, premium, and expense, net                                     33             44              30
Other interest charges                                                                       46             43              47
Minority interest in subsidiaries                                                            13             13              20
Distributions on preferred securities of subsidiary companies                                22              9               -
Preferred dividends of subsidiary companies                                                  85             88              87
-------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                             817            797             767
-------------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                                 $ 1,127         $1,103           $ 989
===============================================================================================================================
Common Stock Data:
     Average number of shares of common stock outstanding (in millions)                     673            665             650
     Earnings per share of common stock                                                   $1.68          $1.66           $1.52
     Cash dividends paid per share of common stock                                        $1.26          $1.22           $1.18
-------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1996, 1995, and 1994

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           1996           1995            1994
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in millions)
Balance at Beginning of Year                                                             $3,483         $3,191          $2,968
Consolidated net income                                                                   1,127          1,103             989
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          4,610          4,294           3,957
Cash dividends on common stock                                                              846            811             766
Balance at End of Year (Note 9)                                                          $3,764         $3,483          $3,191
===============================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1996, 1995, and 1994
Southern Company and Subsidiary Companies 1996 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                              1996               1995               1994
---------------------------------------------------------------------------------------------------------------------------
                                                                                             (in millions)
Operating Activities:
Consolidated net income                                                    $ 1,127            $ 1,103             $  989
Adjustments to reconcile consolidated net income
     to net cash provided by operating activities --
         Depreciation and amortization                                       1,201              1,134              1,050
         Deferred income taxes and investment tax credits                       57                117                 (4)
         Allowance for equity funds used during construction                    (4)                (5)               (11)
         Amortization of deferred Plant Vogtle costs, net                      137                124                 75
         Gain on asset sales                                                   (59)               (33)               (52)
         Other, net                                                             79                (52)                45
         Changes in certain current assets and liabilities --
            Receivables, net                                                   (92)              (109)               114
            Fossil fuel stock                                                   57                 28               (110)
            Materials and supplies                                              47                 11                (18)
            Accounts payable                                                    19               (138)                81
            Other                                                             (168)               135                (48)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                  2,401              2,315              2,111
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                    (1,229)            (1,401)            (1,536)
Southern Energy business acquisitions                                            -             (1,416)              (405)
Sales of property                                                              211                287                171
Other                                                                         (275)               153                (87)
---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                      (1,293)            (2,377)            (1,857)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds --
     Common stock                                                              171                277                279
     Preferred securities                                                      322                  -                100
     First mortgage bonds                                                       85                375                185
     Other long-term debt                                                    1,570              1,805              1,188
Retirements --
     Preferred stock                                                          (179)                (1)                (1)
     First mortgage bonds                                                     (426)              (538)              (241)
     Other long-term debt                                                   (1,754)              (902)            (1,039)
Increase (decrease) in notes payable, net                                     (268)               727                 37
Payment of common stock dividends                                             (846)              (811)              (766)
Miscellaneous                                                                 (110)              (237)               (35)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                      (1,435)               695               (293)
---------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                          (327)               633                (39)
Cash and Cash Equivalents at Beginning of Year                                 772                139                178
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $   445            $   772             $  139
===========================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                     $677               $622               $618
     Income taxes                                                             $652               $645               $716
Southern Energy business acquisitions --
     Fair value of assets acquired                                              $-             $2,745               $604
     Less cash paid for common stock                                             -              1,416                405
---------------------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                             $-             $1,329               $199
===========================================================================================================================
The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
At December 31, 1996 and 1995
Southern Company and Subsidiary Companies 1996 Annual Report


------------------------------------------------------------------------------------------------------------------
Assets                                                                                       1996            1995
------------------------------------------------------------------------------------------------------------------
                                                                                                (in millions)

Utility Plant:
Plant in service (Note 1)                                                                 $33,260         $31,878
Less accumulated provision for depreciation                                                10,921          10,067

------------------------------------------------------------------------------------------------------------------
                                                                                           22,339          21,811
Nuclear fuel, at amortized cost                                                               246             225
Construction work in progress (Note 4)                                                        684             990

------------------------------------------------------------------------------------------------------------------
Total                                                                                      23,269          23,026
------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Argentine operating concession, being amortized                                               416             431
Goodwill (Note 14)                                                                            318             344
Nuclear decommissioning trusts                                                                279             201
Miscellaneous                                                                                 488             317
------------------------------------------------------------------------------------------------------------------
Total                                                                                       1,501           1,293
------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                     445             772
Special deposits                                                                               44             156
Receivables, less accumulated provisions for uncollectible accounts
      of $32 million in 1996 and $37 million in 1995                                        1,458           1,366
Fossil fuel stock, at average cost                                                            270             327
Materials and supplies, at average cost                                                       510             552
Prepayments                                                                                   253             266
Vacation pay deferred                                                                          77              74
------------------------------------------------------------------------------------------------------------------
Total                                                                                       3,057           3,513
------------------------------------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 8)                                           1,302           1,386
Deferred Plant Vogtle costs                                                                   171             308
Debt expense, being amortized                                                                  78              68
Premium on reacquired debt, being amortized                                                   289             295
Miscellaneous                                                                                 625             633
------------------------------------------------------------------------------------------------------------------
Total                                                                                       2,465           2,690
------------------------------------------------------------------------------------------------------------------
Total Assets                                                                              $30,292         $30,522
==================================================================================================================
The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED BALANCE SHEETS
At December 31, 1996 and 1995
Southern Company and Subsidiary Companies 1996 Annual Report


----------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities                                                                   1996            1995
----------------------------------------------------------------------------------------------------------------------
                                                                                                    (in millions)
Capitalization (See accompanying statements):
Common stock equity                                                                           $ 9,216         $ 8,772
Preferred stock of subsidiaries                                                                   980           1,332
Subsidiary obligated mandatorily redeemable preferred securities                                  422             100
Long-term debt                                                                                  7,935           8,274
----------------------------------------------------------------------------------------------------------------------
Total                                                                                          18,553          18,478
----------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Amount of securities due within one year                                                          364             509
Notes payable                                                                                   1,483           1,670
Accounts payable                                                                                  788             785
Customer deposits                                                                                 132             216
Taxes accrued-
    Federal and state income                                                                       12              93
    Other                                                                                         193             179
Interest accrued                                                                                  187             199
Vacation pay accrued                                                                              104             100
Miscellaneous                                                                                     535             530
----------------------------------------------------------------------------------------------------------------------
Total                                                                                           3,798           4,281
----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                                      4,738           4,611
Deferred credits related to income taxes (Note 8)                                                 879             936
Accumulated deferred investment tax credits                                                       788             820
Employee benefits provisions                                                                      439             431
Minority interest                                                                                 375             231
Prepaid capacity revenues                                                                         122             131
Department of Energy assessments                                                                   81              86
Disallowed Plant Vogtle capacity buyback costs                                                     57              59
Storm damage reserves                                                                              35              31
Miscellaneous                                                                                     427             427
----------------------------------------------------------------------------------------------------------------------
Total                                                                                           7,941           7,763
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, 7, 13, and 14)
Total Capitalization and Liabilities                                                          $30,292         $30,522
======================================================================================================================
The accompanying notes are an integral part of these balance sheets.


CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31, 1996 and 1995
Southern Company and Subsidiary Companies 1996 Annual Report


------------------------------------------------------------------------------------------------------------------------
                                                                         1996          1995          1996         1995
------------------------------------------------------------------------------------------------------------------------
                                                                           (in millions)          (percent of total)
Common Stock Equity:
Common stock,  par value  $5 per share --
     Authorized  --  1 billion shares
     Outstanding -- 1996:  677 million shares
                    1995:  670 million shares                          $3,385        $3,348
Paid-in capital                                                         2,067         1,941
Retained earnings (Note 9)                                                            3,483
------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                               9,216         8,772          49.7%        47.5%
------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock of Subsidiaries:
$100 par or stated value --
     4.20% to 5.96%                                                       199           199
     6.32% to 7.88%                                                       130           205
$25 par or stated value --
     $1.90 to $2.125                                                      191           295
     6.40% to 7.60%                                                       323           323
Auction rates -- at January 1, 1997:
     4.01% to 4.09%                                                        70            70
Adjustable rates  --  at January 1, 1997:
     5.01% to 5.66%                                                       240           240
------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $72 million)                      1,153         1,332
Less amount due within one year                                           173             -
------------------------------------------------------------------------------------------------------------------------
Total excluding amount due within one year                                980         1,332           5.3          7.2
------------------------------------------------------------------------------------------------------------------------
Subsidiary Obligated Mandatorily
   Redeemable Preferred Securities (Note 10):
$25 liquidation value
     7.375%                                                                97             -
     7.75%                                                                225             -
     9%                                                                   100           100
------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $34 million)                    422           100           2.3          0.5
------------------------------------------------------------------------------------------------------------------------

At December 31, 1996 and 1995
Southern Company and Subsidiary Companies 1996 Annual Report

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      1996          1995         1996        1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        (in millions)          (percent of total)
Long-Term Debt of Subsidiaries:
First mortgage bonds --
     Maturity                           Interest Rates
     1996                               4 1/2 %                                          -            60
     1996                               4 3/4 %                                          -           150
     1996                               8.665%                                           -             6
     1997                               5 7/8 %                                         25            25
     1997                               8.665%                                           7             7
     1998                               5% to 8.665%                                   238           238
     1999                               6 1/8% to 8.665%                               373           373
     2000                               6% to 8.665%                                   349           349
     2001                               8.665%                                           9             9
     2002 through 2006                  6.07% to 8.665%                              1,017           962
     2007 through 2011                  6 7/8% to 9%                                   292           293
     2012 through 2016                  8.665%                                          85            85
     2017 through 2021                  8.665% to 9 1/4%                               228           376
     2022 through 2026                  6 7/8% to 9%                                 1,497         1,528
-----------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                           4,120         4,461
Other long-term debt (Note 11)                                                       4,084         4,403
Unamortized debt premium (discount), net                                               (78)          (81)
-----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $564 million)                                                    8,126         8,783
Less amount due within one year (Note 12)                                              191           509
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                                  7,935         8,274         42.7        44.8
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                               $18,553       $18,478        100.0%      100.0%
===================================================================================================================================



CONSOLIDATED STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1996, 1995, and 1994


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      1996         1995      1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (in millions)
Balance at Beginning of Year                                                                        $1,941       $1,712    $1,503
Proceeds from sales of common stock over the par value  --  7.5 million,
     13.0 million, and  13.9 million shares in 1996, 1995, and 1994, respectively                      133          212       209
Miscellaneous                                                                                           (7)          17         -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                              $2,067       $1,941    $1,712
===================================================================================================================================


NOTES TO FINANCIAL STATEMENTS
Southern Company and Subsidiary Companies 1996 Annual Report


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Southern Company is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), The Southern Development and Investment Group (Southern Development), and other direct and indirect subsidiaries. The operating companies -- Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric -- provide electric service in four southeastern states. Contracts among the operating companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Energy designs, builds, owns, and operates power production and delivery facilities and provides a broad range of energy related services in the United States and international markets. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Development develops new business opportunities related to energy products and services.

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

Regulatory Assets and Liabilities

The operating companies are subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the operating companies associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Consolidated Balance Sheets at December 31 relate to the following:

                                              1996         1995
                                         ------------------------
                                              (in millions)
Deferred income taxes                       $1,302       $1,386
Deferred Plant Vogtle costs                    171          308
Premium on reacquired debt                     289          295
Demand-side programs                            44           79
Department of Energy assessments                69           73
Vacation pay                                    77           74
Deferred fuel charges                           29           49
Postretirement benefits                         38           53
Work force reduction costs                      48           56
Deferred income tax credits                   (879)        (936)
Storm damage reserves                          (32)         (23)
Other, net                                     114           98
-----------------------------------------------------------------
Total                                       $1,270       $1,512
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

Southern Company and Subsidiary Companies 1996 Annual Report

are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

    The operating companies have a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1996, uncollectible accounts continued to average less than 1 percent of revenues.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $142 million in 1996, $140 million in 1995, and $152 million in 1994. Alabama Power and Georgia Power have contracts with the U.S. Department of Energy (DOE) that provide for the permanent disposal of spent nuclear fuel. Although disposal was scheduled to begin in 1998, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch, into 2008 at Plant Vogtle, and into 2010 and 2013 at Plant Farley units 1 and 2, respectively. Activities for adding dry cast storage capacity at Plant Hatch by as early as 1999 are in progress.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This assessment is being paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. Alabama Power and Georgia Power -- based on its ownership interests -- estimate their respective remaining liability at December 31, 1996, under this law to be approximately $37 million and $30 million, respectively. These obligations are recorded in the Consolidated Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.3 percent in 1996, 3.3 percent in 1995, and 3.2 percent in 1994. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities and removal of other facilities.

    Georgia Power recorded additional depreciation of electric plant amounting to $24 million in 1996 and $6 million in 1995. See Note 3 under "Georgia Power Retail Accounting Order" for additional information.

    In 1988, the Nuclear Regulatory Commission (NRC) adopted regulations requiring all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. Alabama Power and Georgia Power have external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over periods approved by the respective state public service commissions. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

    Site study cost is the estimate to decommission a specific facility as of the site study year, and ultimate cost is the estimate to decommission a specific facility as of retirement date. The estimated costs of decommissioning

Southern Company and Subsidiary Companies 1996 Annual Report

-- both site study costs and ultimate costs -- at December 31, 1996, for Alabama Power's Plant Farley and Georgia Power's ownership interests in plants Hatch and Vogtle were as follows:

                                    Plant      Plant      Plant
                                   Farley      Hatch     Vogtle
                                 --------------------------------
Site study basis (year)              1993       1994       1994

Decommissioning periods:
   Beginning year                    2017       2014       2027
   Completion year                   2029       2027       2038
-----------------------------------------------------------------
                                          (in millions)
Site study costs:
   Radiated structures               $489       $294       $233
   Non-radiated structures             89         41         52
-----------------------------------------------------------------
Total                                $578       $335       $285
=================================================================

Ultimate costs:
   Radiated structures             $1,504       $781     $1,018
   Non-radiated structures            274        111        230
-----------------------------------------------------------------
Total                              $1,778       $892     $1,248
=================================================================


                                       Plant    Plant    Plant
                                       Farley   Hatch   Vogtle
                                     ---------------------------
                                            (in millions)

Amount expensed in 1996                 $18     $11       $9

Accumulated provisions:
   Balance in external trust
      funds                            $149    $ 79      $51
   Balance in internal reserves          47      27       13
----------------------------------------------------------------
Total                                  $196    $106      $64
================================================================

Significant assumptions:
   Inflation rate                       4.5%    4.4%     4.4%
   Trust earning rate                   7.0     6.0      6.0
----------------------------------------------------------------

    Annual provisions for nuclear decommissioning are based on an annuity method as approved by the respective state public service commissions. All of Alabama Power's decommissioning costs are approved for ratemaking. For Georgia Power, only the costs to decommission the radioactive portion of the plants are included in cost of service. Alabama Power and Georgia Power expect their respective state public service commissions to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

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

Plant Vogtle Phase-In Plans

In 1987, 1989, and 1991, the Georgia Public Service Commission (GPSC) ordered that the allowed costs of Plant Vogtle, a two-unit nuclear facility of which Georgia Power owns 45.7 percent, be phased into rates. Each GPSC order called for recovery of deferred costs within 10 years. Under these plans, all allowed costs will be recovered by 1999.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used by the operating companies to calculate AFUDC during the years 1994 through 1996 ranged from a before-income-tax rate of 5.1 percent to 9.8 percent. AFUDC, net of income tax, as a percent of consolidated net income was 1.4 percent in 1996, 1.6 percent in 1995, and 2.3 percent in 1994.

Utility Plant

Utility plant is stated at original cost less regulatory disallowances. Original cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. The cost of maintenance, repairs, and replacement of minor items of property is

Southern Company and Subsidiary Companies 1996 Annual Report

charged to maintenance expense. The cost of replacements of property -- exclusive of minor items of property -- is charged to utility plant.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

Southern Company engages in price risk management activities for trading and non-trading purposes. Activities for non-trading purposes consist of transactions that are employed to mitigate Southern Company's risk related to interest rate and foreign currency fluctuations. Gains and losses arising from effective hedges of existing assets, liabilities, or firm commitments are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. At December 31, 1996, the credit risk for derivatives outstanding was not material to the financial statements. Southern Company regularly monitors its foreign currency exposure and ensures that hedge contract amounts do not exceed the amount of underlying exposures. At December 31, 1996, the status of outstanding non-trading related derivative contracts was as follows:


                        Year Of
                      Maturity or       Notional     Unrealized
Type                  Termination        Amount      Gain (Loss)
----------------------------------     ---------------------------
                                            (in millions)
Interest rate
   swaps:             1999-2011              $158       $(7)
                      2001-2012        (pound)500      $(13)
Cross currency
   swaps              2001-2006        (pound)405      $(38)
-----------------------------------------------------------------
(pound) - Denotes British pound sterling.

    During 1996, Southern Energy began trading activities by offering price risk management services related to commodities associated with the domestic energy industry -- electricity and natural gas. Southern Energy provides these services through a variety of financial instruments. These transactions are accounted for using the mark-to-market method of accounting. Under this method, unrealized gains or losses resulting from the impact of price movements are recognized as net gains or losses in the consolidated statements of income. The market prices used to value these transactions reflect management's best estimates considering various factors including: closing exchange quotations, over-the-counter quotations, liquidity of the position, time value, and volatility factors underlying the commitments. Net trading gains and losses were insignificant to the financial statements for the year ended December 31, 1996. Also, outstanding contracts at December 31, 1996, were not material to the financial statements.

    South Western Electricity (SWEB)--a British distribution company owned by Southern Energy--has contracts to mitigate its exposure to volatility in the prices of electricity purchased through the wholesale electricity market. These contracts are in place to hedge a portion of electricity purchases of approximately 28 billion kilowatt-hours through the year 2008. This represents approximately two years of electricity purchases for SWEB based on current volumes. Accordingly, the gains or losses realized on such contracts are deferred and recognized as electricity is purchased. It is not possible to estimate the fair value of these contracts due to the absence of a trading market.

    Other Southern Company financial instruments for which the carrying amount did not equal fair value at December 31 were as follows:

                                         Carrying           Fair
                                           Amount          Value
                                       --------------------------
                                             (in millions)
Long-term debt:
    At December 31, 1996                   $7,975         $8,122
    At December 31, 1995                    8,636          8,935
Preferred securities:
    At December 31, 1996                      422            427
    At December 31, 1995                      100            114
-----------------------------------------------------------------

    The fair values for long-term debt and preferred securities were based on either closing market price or closing price of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Southern Company and Subsidiary Companies 1996 Annual Report

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

Postretirement Benefits

In the United States, Southern Company provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligible for such benefits when they retire. Trusts are funded to the extent deductible under federal income tax regulations or to the extent required by the operating companies' respective regulatory commissions. Amounts funded are primarily invested in debt and equity securities.

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

Funded Status and Cost of Benefits

The following tables show actuarial results and assumptions for pension and postretirement insurance benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:


                                                    Pension
                                           -----------------------
                                               1996           1995
                                           -----------------------
                                                (in millions)
Actuarial present value of benefit obligation:
    Vested benefits                           $2,730       $2,643
    Non-vested benefits                          119           97
------------------------------------------------------------------
Accumulated benefit obligation                 2,849        2,740
Additional amounts related to
    projected salary increases                   775          705
------------------------------------------------------------------
Projected benefit obligation                   3,624        3,445
Less:
    Fair value of plan assets                  5,212        4,725
    Unrecognized net gain                     (1,314)      (1,025)
    Unrecognized prior service cost              135           60
    Unrecognized transition asset               (114)        (126)
------------------------------------------------------------------
Prepaid asset recognized in the
    Consolidated Balance Sheets               $  295       $  189
==================================================================


                                        Postretirement Benefits
                                      ----------------------------
                                                1996         1995
                                      --------------- ------------
                                                (in millions)
Actuarial present value of benefit obligation:
    Retirees and dependents                     $409         $394
    Employees eligible to retire                  78           63
    Other employees                              383          392
------------------------------------------------------------------
Accumulated benefit obligation                   870          849
Less:
    Fair value of plan assets                    260          205
    Unrecognized net loss (gain)                  79           85
    Unrecognized prior service cost               (5)          (4)
    Unrecognized transition
       obligation                                249          292
-------------------------------------------------------------------
Accrued liability recognized in the
    Consolidated Balance Sheets                 $287         $271
===================================================================

    In 1995, the system companies announced a cost sharing program for postretirement benefits. The program established limits on amounts the companies will pay to provide future retiree postretirement benefits. This change reduced the 1995 accumulated postretirement benefit obligation by approximately $186 million.

Southern Company and Subsidiary Companies 1996 Annual Report

   The weighted average rates assumed in the actuarial calculations were:

                                   1996        1995    1994
                               ---------------------------------
Discount                            7.8%        7.3%      8.0%
Annual salary increase              5.3         4.8       5.5
Long-term return on
    plan assets                     8.5         8.5       8.5
----------------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.3 percent for 1996, decreasing gradually to 5.8 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation at December 31, 1996, by $77 million and the aggregate of the service and interest cost components of the net retiree cost by $8 million.

    Components of the plans' net costs are shown below:

                                                 Pension
                                       ---------------------------
                                          1996     1995     1994
                                       ---------------------------
                                              (in millions)
Benefits earned during the year         $   99    $   79  $   77
Interest cost on projected
    benefit obligation                     267       193     160
Actual (return) loss on plan assets       (564)     (730)     75
Net amortization and deferral              152       412    (351)
------------------------------------------------------------------
Net pension cost (income)               $  (46)   $  (46) $  (39)
==================================================================

    Of the above net pension income, $37 million in 1996, $30 million in 1995, and $29 million in 1994 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.


                                           Postretirement Benefits
                                       ---------------------------
                                          1996    1995      1994
                                       ---------------------------
                                              (in millions)
Benefits earned during the year         $ 20      $ 28      $ 31
Interest cost on accumulated
    benefit obligation                    60        67        64
Amortization of transition
    obligation                            15        27        27
Actual (return) loss on plan
    assets                               (17)      (23)        2
Net amortization and deferral              6        12       (10)
------------------------------------------------------------------
Net postretirement costs                $ 84      $111      $114
==================================================================

    Of the above net postretirement costs, $64 million in 1996, $78 million in 1995, and $77 million in 1994 were charged to operating expenses. In addition, $3 million in 1996, $11 million in 1995, and $18 million in 1994 were deferred, and the remainder was charged to construction and other accounts.

Work Force Reduction Programs

The system companies have incurred additional costs for work force reduction programs. The costs related to these programs were $85 million, $42 million, and $112 million for the years 1996, 1995, and 1994, respectively. In addition, certain costs of these programs were deferred and are being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $48 million at December 31, 1996.

3.   LITIGATION AND REGULATORY MATTERS

Stockholder Suit Concluded

In April 1991, two Southern Company stockholders filed a derivative action suit in the U.S. District Court for the Southern District of Georgia against certain current and former directors and officers of Southern Company. The suit alleges violations of the Federal Racketeer Influenced and Corrupt Organizations Act
(RICO) by officers and breaches of fiduciary duty and gross negligence by all defendants resulting from alleged fraudulent accounting for spare parts, illegal political campaign contributions, violations of federal securities laws involving misrepresentations and omissions in SEC filings, and concealment of the foregoing acts. The complaint sought damages -- including treble damages pursuant to RICO -- in an unspecified amount, which if awarded, would have been payable to Southern Company. The court ruled the plaintiffs had failed to present adequately their allegation that Southern Company board of directors' refusal of an earlier demand by the plaintiffs was wrongful. In April 1994, the U.S. Court of Appeals for the 11th Circuit reversed the dismissal and remanded the case to the trial court, finding that allegations by the plaintiffs created a reasonable doubt that the board validly exercised its business judgment in refusing the earlier demand. In June 1995, for the second time, the trial court dismissed the suit, and the plaintiffs appealed. A panel of the court of appeals in May 1996 affirmed the trial court's dismissal. The plaintiffs' request for a rehearing was denied. This matter is now concluded.

Southern Company and Subsidiary Companies 1996 Annual Report

Alabama Power Appliance Warranty Litigation

In 1996, legal actions against Alabama Power were filed in several counties in Alabama charging Alabama Power with fraud and non-compliance with regulatory statutes relating to the offer, sale, and financing of "extended service contracts" in connection with the sale of electric appliances. Some of these suits were filed as class actions, while others were filed on behalf of multiple individual plaintiffs. The plaintiffs seek damages for an unspecified amount. Alabama Power has offered extended service agreements to its customers since January 1984, and approximately 175,000 extended service agreements could be involved in these proceedings. The final outcome of these cases cannot now be determined.

Georgia Power Potentially Responsible Party Status

In January 1995, Georgia Power and four other unrelated entities were notified by the Environmental Protection Agency (EPA) that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to a site in Brunswick, Georgia. As of December 31, 1996, Georgia Power had recorded approximately $5 million in expenses associated with the site. This represents Georgia Power's agreed upon share of removal and remedial investigation and feasibility study costs.

    The final outcome of this matter cannot now be determined. However, based on the nature and extent of Georgia Power's activities relating to the site, management believes that the company's portion of any remaining remediation costs should not be material to the financial statements.

Georgia Power Investment in Rocky Mountain

In its 1985 financing order, the GPSC concluded that completion of the Rocky Mountain pumped storage hydroelectric plant in 1991 as then planned was not economically justifiable and reasonable and withheld authorization for Georgia Power to spend funds from approved securities issuances on that plant. In 1988, Georgia Power and Oglethorpe Power Corporation (OPC) entered into a joint ownership agreement for OPC to assume responsibility for the construction and operation of the plant. However, full recovery of Georgia Power's costs depends on the GPSC's treatment of the plant's costs and the disposition of the plant's capacity output. In June 1996, the GPSC initiated a review of this plant. In the event the GPSC does not allow full recovery of the plant costs, then the portion not allowed may have to be written off. In 1995, the plant went into commercial operation. At December 31, 1996, Georgia Power's net investment in the plant was approximately $175 million.

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

    If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings--as well as to certain other contracts that reference these proceedings in determining return on common equity--and if refunds were ordered, the amount of refunds could range up to approximately $160 million at December 31, 1996. However, management believes that rates are not excessive and that refunds are not justified.

Southern Company and Subsidiary Companies 1996 Annual Report

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

Georgia Power Retail Accounting Order

In February 1996, the GPSC approved an accounting order, which will be in effect for three years beginning January 1, 1996. Under the accounting order, Georgia Power's earnings are evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Earnings in excess of 12.5 percent will be used to accelerate the amortization of regulatory assets or to accelerate the depreciation of electric plant. At its option, Georgia Power may also accelerate amortization or depreciation of assets while within the range allowed on common equity. Georgia Power is required to absorb cost increases of approximately $29 million annually during the three-year period, including $14 million annually of accelerated depreciation of electric plant. Under the accounting order, Georgia Power will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. On July 1, 1998, Georgia Power is required to file a general rate case. In response, the GPSC would be expected to either continue the provisions of the accounting order or adopt new ones.

    A consumer group appealed the GPSC's decision to the Superior Court of Fulton County, Georgia. In 1996, the court ruled that statutory requirements applicable to rates cases were not followed and remanded the matter to the GPSC. Both the GPSC and Georgia Power appealed the court's decision to the Georgia Court of Appeals. Georgia Power is continuing to record expenses in accordance with the accounting order pending the outcome of this matter.

4.   CONSTRUCTION PROGRAM

The system companies are engaged in continuous construction programs, currently estimated to total some $1.4 billion in 1997, $1.3 billion in 1998, and $1.4 billion in 1999. The construction programs are subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; changes in environmental regulations; changes in existing nuclear plants to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 1996, significant purchase commitments were outstanding in connection with the construction program. The operating companies do not have any traditional baseload generating plants under construction. However, significant construction will continue related to transmission and distribution facilities and the upgrading of generating plants.

    See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

5.   FINANCING, INVESTMENTS, AND COMMITMENTS

General

Southern Company plans to issue equity capital in 1997. The amount and timing of additional equity capital to be raised in 1997 -- as well as in subsequent years -- will be contingent on Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans.

    The operating companies' construction programs are expected to be financed primarily from internal sources. Short-term debt is often utilized and the amounts available are discussed below. The companies may issue additional

Southern Company and Subsidiary Companies 1996 Annual Report

long-term debt and preferred securities primarily for the purposes of debt maturities and for redeeming higher-cost securities if market conditions permit.

Bank Credit Arrangements

At the beginning of 1997, unused credit arrangements with banks totaled $4.1 billion, of which approximately $1.7 billion expires at various times during 1997 and 1998; $1.0 billion in syndicated credit arrangements expires April 19, 2001; and the remaining $1.4 billion is under revolving credit agreements.

The revolving credit agreements are as follows:

                                   Amount of Credit
                          -------------------------------------
Company                      Total     Unused          Expires
------------              --------------------    -------------
                             (in millions)

Georgia Power              $    60     $   49          5-01-99
Mississippi Power               40         20         12-01-99
Savannah Electric               20         15         12-31-98
Southern Company               300        300          7-01-99
Southern Company               300        300         11-30-99
Southern Energy                520        215         11-05-99
Southern Energy                283         64          Various
Combined                       400        400          6-30-99
----------------------------------------------
Total                      $1,923      $1,363
==============================================

    Combined unused revolving credit agreements of $400 million expiring in 1999 are with several banks that provide Southern Company, Alabama Power, and Georgia Power up to $100 million, $135 million, and $165 million, respectively, for available credit to provide liquidity support for commercial paper programs.

    Most of the revolving credit agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements require payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

    Southern Company's $1.0 billion syndicated credit arrangement allows for revolving loans and competitive bid loans, provided that the sum of the aggregate amount of revolving loans outstanding plus the aggregate amount of competitive bid loans outstanding shall not exceed the revolving loan commitment of $1.0 billion. This agreement requires payment of commitment fees based on the unused portion of the commitments. Southern Company also pays an agent fee in connection with this arrangement.

    In connection with all other lines of credit, the companies have the option of paying fees or maintaining compensating balances, which are substantially all the cash of the companies except for daily working funds and similar items. These balances are not legally restricted from withdrawal.

    A portion of the $4.1 billion unused credit arrangements with banks -- discussed earlier -- is allocated to provide liquidity support to the companies' variable rate pollution control bonds. At December 31, 1996, the amount of credit lines allocated was $829 million.

    In addition, the companies from time to time borrow under uncommitted lines of credit with banks and in the case of Southern Company, Alabama Power, and Georgia Power, through commercial paper programs that have the liquidity support of committed bank credit arrangements.

Assets Subject to Lien

Each of Southern Company's subsidiaries is organized as a legal entity, separate, and apart from Southern Company and its other subsidiaries. The subsidiary companies' mortgages, which secure the first mortgage bonds issued by the companies, constitute a direct first lien on substantially all of the companies' respective fixed property and franchises. There are no agreements or other arrangements among the subsidiary companies under which the assets of one company have been pledged or otherwise made available to satisfy obligations of Southern Company or any of its subsidiaries.

Fuel and Purchased Power Commitments

To supply a portion of the fuel requirements of the generating plants, Southern Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments.

Southern Company and Subsidiary Companies 1996 Annual Report

Also, Southern Company has entered into various long-term commitments for the purchase of electricity. Total estimated long-term obligations at December 31, 1996, were as follows:

                                                   Purchased
Year                                Fuel             Power
--------                    ---------------------------------
                                    (in millions)
1997                             $ 1,908              $  553
1998                               1,674                 249
1999                               1,251                 162
2000                                 794                 167
2001                                 748                 169
2002 and thereafter                4,797               1,845
-------------------------------------------------------------
Total commitments                $11,172              $3,145
=============================================================

Operating Leases

Southern Company has operating lease agreements with various terms and expiration dates. These expenses totaled $23 million, $17 million, and $15 million, for 1996, 1995, and 1994, respectively. At December 31, 1996, estimated minimum rental commitments for noncancelable operating leases were as follows:

Year                                            Amounts
--------                                    ---------------
                                            (in millions)
1997                                                $ 25
1998                                                  24
1999                                                  25
2000                                                  24
2001                                                  23
2002 and thereafter                                  333
-----------------------------------------------------------
Total minimum payments                              $454
===========================================================

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

    At December 31, 1996, Alabama Power's and Georgia Power's ownership and investment (exclusive of nuclear fuel) in jointly owned facilities with the above entities were as follows:

                              Jointly Owned Facilities
                  -------------------------------------------------
                       Percent      Amount of        Accumulated
                     Ownership      Investment       Depreciation
                 ----------------   -------------------------------
Plant Vogtle                                (in millions)
  (nuclear)               45.7%          $3,299              $843
Plant Hatch
  (nuclear)               50.1              854               436
Plant Miller
  (coal)
  Units 1 and 2           91.8              714               296
Plant Scherer
  (coal)
Units 1and 2               8.4              112                42
 Plant Wansley
  (coal)                  53.5              301               134
Rocky Mountain
  (pumped storage)        25.4              202                27
-------------------------------------------------------------------

    In 1994, Georgia Power and FPC entered into a joint ownership agreement regarding the Intercession City combustion turbine unit. The unit went into commercial operation in early 1997 and will be operated and maintained by FPC. Georgia Power has an approximate interest of 33 percent in the 150-megawatt unit, with retention of 100 percent of the capacity from June through September. FPC has the capacity the remainder of the year. Georgia Power's investment in the unit is $13 million.

    Alabama Power and Georgia Power have contracted to operate and maintain the jointly owned facilities -- except for the Rocky Mountain project and Intercession City -- as agents for their respective co-owners. The companies' proportionate share of their plant operating expenses is included in the corresponding operating expenses in the Consolidated Statements of Income.

7.   LONG-TERM POWER SALES AGREEMENTS

Southern Company and Subsidiary Companies 1996 Annual Report


The operating companies have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. These agreements -- expiring at various dates discussed below -- are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The capacity revenues have been as follows:

                             Unit       Other
   Year                      Power     Long-Term         Total
   -----                 ---------------------------------------
                                       (in millions)
    1996                     $217       $ -              $217
    1995                      237         -               237
    1994                      257        19               276


    Unit power from specific generating plants is currently being sold to Florida Power & Light Company (FP&L), FPC, Jacksonville Electric Authority
(JEA), and the city of Tallahassee, Florida. Under these agreements, approximately 1,600 megawatts of capacity is scheduled to be sold annually through 1999. Thereafter, these sales will decline to some 1,500 megawatts and remain at that approximate level -- unless reduced by FP&L, FPC, and JEA for the periods after 1999 with a minimum of three years notice -- until the expiration of the contracts in 2010.

8.   INCOME TAXES

At December 31, 1996, the tax- related regulatory assets and liabilities were $1.3 billion and $879 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

     Details of the federal and state income tax provisions are as follows:

                                           1996      1995   1994
                                      -----------------------------
                                              (in millions)
Total provision for income taxes:
Federal --
   Currently payable                       $569       $567    $598
   Deferred -- current year                 116        184      67
            -- reversal of
                  prior years               (74)      (111)    (75)
   Deferred investment tax
    credits                                   -          1       -
-------------------------------------------------------------------
                                            611        641     590
-------------------------------------------------------------------
State --
   Currently payable                         82         90      86
   Deferred -- current year                  23         26      15
            -- reversal of
                  prior years                (9)       (12)    (11)
-------------------------------------------------------------------
                                             96        104      90
-------------------------------------------------------------------
International                                50         24       5
-------------------------------------------------------------------
Total                                       757        769     685
Less income taxes charged
   (credited) to other income                10        (36)    (26)
-------------------------------------------------------------------
Total income taxes charged
   to operations                           $747       $805    $711
===================================================================

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                 1996         1995
                                            ---------- ------------
                                                (in millions)
Deferred tax liabilities:
  Accelerated depreciation                     $2,981       $2,795
  Property basis differences                    2,154        2,175
  Deferred plant costs                             54          100
  Other                                           308          247
-------------------------------------------------------------------
Total                                           5,497        5,317
-------------------------------------------------------------------
Deferred tax assets:
  Federal effect of state deferred taxes          110          107
  Other property basis differences                253          273
  Deferred costs                                  139          118
  Pension and other benefits                       68           66
  Other                                           214          192
-------------------------------------------------------------------
Total                                             784          756
-------------------------------------------------------------------
Net deferred tax liabilities                    4,713        4,561
Portion included in current assets, net            25           50
-------------------------------------------------------------------
Accumulated deferred income taxes
    in the Consolidated Balance Sheet          $4,738       $4,611
===================================================================

Southern Company and Subsidiary Companies 1996 Annual Report

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Consolidated Statements of Income. Credits amortized in this manner amounted to $33 million in 1996, $38 million in 1995, and $42 million in 1994. At December 31, 1996, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                          1996     1995     1994
                                       ---------------------------
Federal statutory rate                    35.0%    35.0%    35.0%
State income tax,
   net of federal deduction                3.2      3.4      3.3
Non-deductible book
   depreciation                            1.8      1.6      1.8
Difference in prior years'
   deferred and current tax rate          (1.0)    (1.1)    (1.5)
Other                                     (0.5)     0.3      0.3
------------------------------------------------------------------
Effective income tax rate                 38.5%    39.2%    38.9%
==================================================================

    Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

9.    COMMON STOCK

Shares Reserved

At December 31, 1996, a total of 59 million shares was reserved for issuance pursuant to the Southern Investment Plan, the Employee Savings Plan, the Outside Directors Stock Plan, and the Executive Stock Option Plan.

Executive Stock Option Plan

Southern Company's Executive Stock Option Plan authorizes the granting of non-qualified stock options to key employees of Southern Company, including officers. As of December 31, 1996, 249 current and former employees participated in the plan. The maximum number of shares of common stock that may be issued under the Executive Stock Option Plan may not exceed 6 million. The prices of options granted to date have been at the fair market value of the shares on the dates of grant. Options granted to date become exercisable pro rata over a maximum period of four years from the date of grant. Options outstanding will expire no later than 10 years after the date of grant, unless terminated earlier by the board of directors in accordance with the plan. Stock option activity in 1995 and 1996 is summarized below:

                                             Shares         Average
                                            Subject     Option Price
                                          To Option       Per Share
                                  ----------------------------------
Balance at December 31, 1994               1,736,604         $17.39
Options granted                            1,161,174          21.63
Options canceled                              (8,088)         21.63
Options exercised                           (413,391)         14.34
--------------------------------------------------------------------
Balance at December 31, 1995               2,476,299          19.87
Options granted                            1,460,731          23.00
Options canceled                             (16,862)         22.23
Options exercised                            (97,988)         17.94
--------------------------------------------------------------------
Balance at December 31, 1996               3,822,180         $21.11
====================================================================
Shares reserved for future grants:
   At December 31, 1994                    3,268,001
   At December 31, 1995                    2,114,915
   At December 31, 1996                      671,046
--------------------------------------------------------------------
Options exercisable:
   At December 31, 1995                      831,227
   At December 31, 1996                    1,276,846
--------------------------------------------------------------------

    The pro forma impact on net income of fair-value accounting for options granted -- as required by FASB Statement No. 123, Accounting for Stock-Based Compensation -- is not significant to the financial statements.

Common Stock Dividend Restrictions

The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 1996, consolidated retained earnings included $3.3 billion of undistributed retained earnings of the subsidiaries. Of this amount, $2.0 billion was restricted against the payment by the subsidiary companies of cash dividends on common stock under terms of bond indentures or charters.

10.   PREFERRED SECURITIES

The subsidiary obligated mandatorily redeemable preferred securities were issued by special purpose financing entities. Substantially all the assets of these entities are $100 million and $335 million aggregate principal amount of Alabama Power or Georgia Power junior subordinated debt, respectively. Alabama Power and Georgia Power each considers that the mechanisms and obligations relating to the preferred securities issued for its benefit, taken together, constitute a full

Southern Company and Subsidiary Companies 1996 Annual Report

and unconditional guarantee, by the respective companies of the issuing entities' payment obligations with respect to such preferred securities.

11.   OTHER LONG-TERM DEBT

Details of other long-term debt at December 31 are as follows:

                                               1996       1995
                                            --------------------
                                               (in millions)

Obligations incurred in connection
     with the sale by public authorities
     of tax-exempt pollution control
     revenue bonds:
Collateralized --
    4.375% to 9.375% due
       2000-2026                             $1,403     $1,466
    Variable rates (3.2% to 5.25%
       at 1/1/97) due 2011-2025                 639        639
Non-collateralized --
    7.25% due 2003                                1          1
    6.75% to 8.375% due 2015-2020               200        277
    5.8% due 2022                                10         10
    Variable rates (4.65% to 5.25%
       at 1/1/97) due 2021-2026                 265        132
----------------------------------------------------------------
                                              2,518      2,525
----------------------------------------------------------------
Capitalized lease obligations                   151        147
----------------------------------------------------------------
Notes payable:
    4.62% to 10% due 1996-1999                  230        252
    6.375% to 11% due 2000-2008                 864        240
    Adjustable rates (4% to 13% at
      1/1/97) due 1996-1999                     210        190
    Adjustable rates (5.775% to
      7.5625% at 1/1/97) due
      2000-2002                                  96        938
    Adjustable rate (7.38% at
      1/1/97) due 2004-2006                      15        111
----------------------------------------------------------------
                                              1,415      1,731
----------------------------------------------------------------
Total                                        $4,084     $4,403
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

   Sinking fund requirements and/or serial maturities through 2001 applicable to other long-term debt are as follows: $79 million in 1997; $96 million in 1998; $279 million in 1999; $160 million in 2000; and $205 million in 2001.

12.   LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                                   1996     1995
                                                 ----------------
                                                  (in millions)
Bond improvement fund requirements                 $ 40     $ 43
Less:
    Portion to be satisfied by certifying
      property additions                              4       18
-----------------------------------------------------------------
Cash sinking fund requirements                       36       25
First mortgage bond maturities
    and redemptions                                  76      220
Other long-term debt maturities
    (Note 11)                                        79      264
-----------------------------------------------------------------
Total                                              $191     $509
=================================================================

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

13.   NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The act provides funds up to $8.9 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. A company could be assessed up to $79 million per incident for each licensed reactor it operates, but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power -- based on its ownership and buyback

Southern Company and Subsidiary Companies 1996 Annual Report

interests -- is $159 million and $162 million, respectively, per incident, but not more than an aggregate of $20 million per company to be paid for each incident in any one year.

    Alabama Power and Georgia Power are members of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium assessment in the event that losses exceed accumulated reserve funds. Alabama Power's and Georgia Power's maximum annual assessments are limited to $9 million and $11 million, respectively, under current policies.

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

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum annual assessments under current policies for Alabama Power and Georgia Power for excess property damage would be $15 million and $16 million, respectively. The maximum replacement power assessments are $8 million for Alabama Power and $12 million for Georgia Power.

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

Southern Company and Subsidiary Companies 1996 Annual Report

14.   ACQUISITIONS

In 1995, Southern Energy acquired SWEB for approximately $1.8 billion. This British utility distributes electricity to some 1.3 million customers.

    The acquisition has been accounted for under the purchase method of accounting. The acquisition cost exceeded the fair market value of net assets by $287 million. This amount is considered goodwill and is being amortized on a straight-line basis over 40 years. A preliminary estimate of $333 million of goodwill was originally reported and later revised in 1996.

    SWEB has been included in the consolidated financial statements since September 1995. The following unaudited pro forma results of operations for the years 1995 and 1994 have been prepared assuming the acquisition of SWEB, effective January 1, 1994, and assuming 100 percent short-term debt financing. The proforma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the assumed date, nor are they necessarily indicative of future results. Pro forma operating results are for information purposes only and are as follows:


                                                               1995                                      1994
                                                  --------------------------------------------------------------------------
                                                        As              Pro                      As                Pro
                                                     Reported          Forma                  Reported            Forma
                                                  -------------    -----------             --------------    ---------------
Operating revenues (in millions)                       $9,180        $10,013                  $8,297             $9,493
Consolidated net income (in millions)                  $1,103         $1,144                    $989             $1,053
Earnings per share                                      $1.66          $1.72                   $1.52              $1.62

    On January 29, 1997, Southern Energy completed the acquisition of an 80 percent interest in Consolidated Electric Power Asia
(CEPA) for a total net investment of some $2.1 billion. CEPA is the largest independent power producer in Asia. CEPA is not included in Southern Company's 1996 consolidated financial statements.


15.   SEGMENT INFORMATION

Southern Company's principal business segment -- or its traditional core business -- is the five electric utility operating companies, which provide electric service in four southeastern states. The other reportable business segment is Southern
Energy, which owns and operates power production and delivery facilities in the United States and various international markets.
Financial data for business segments and geographic areas are as follows:


Business Segments
                                                                                                    Gross          Depreciation
                                              Operating          Operating           Total          Property           and
Year                                           Revenues           Income             Assets         Additions      Amortization
---------------------                      -------------------------------------------------------------------------------------
                                                                              (in millions)
1996
Traditional core business                          $ 8,675          $1,678            $25,368          $1,064            $1,081
Southern Energy                                      1,683             176              4,924             165               120
--------------------------------------------------------------------------------------------------------------------------------
Consolidated                                       $10,358          $1,854            $30,292          $1,229            $1,201
================================================================================================================================
1995
Traditional core business                           $8,537          $1,781            $25,500          $1,265            $1,075
Southern Energy                                        643             105              5,022             136                59
--------------------------------------------------------------------------------------------------------------------------------
Consolidated                                        $9,180          $1,886            $30,522          $1,401            $1,134
================================================================================================================================
1994
Traditional core business                           $8,112          $1,678            $25,466          $1,529            $1,026
Southern Energy                                        185              37              1,576               7                24
--------------------------------------------------------------------------------------------------------------------------------
Consolidated                                        $8,297          $1,715            $27,042          $1,536            $1,050
================================================================================================================================

Southern Company and Subsidiary Companies 1996 Annual Report

Geographic Areas
                                                                       Gross        Depreciation
                              Operating     Operating     Total        Property           and
Year                          Revenues      Income        Assets       Additions    Amortization
------------------          -----------------------------------------------------------------------
                                                          (in millions)
1996
Domestic                       $ 8,836        $1,713      $25,869       $1,072            $1,094
International:
     Europe                      1,311           141        2,966          105                68
     Other                         211             -        1,457           52                39
---------------------------------------------------------------------------------------------------
Total                          $10,358        $1,854      $30,292       $1,229            $1,201
===================================================================================================
1995
Domestic                        $8,619        $1,813      $25,995       $1,278            $1,087
International:
     Europe                        372            38        3,385           33                16
     Other                         189            35        1,142           90                31
---------------------------------------------------------------------------------------------------
Total                           $9,180        $1,886      $30,522       $1,401            $1,134
===================================================================================================
1994
Domestic                        $8,116        $1,679      $25,875       $1,531            $1,028
International:
     Europe                          -             -            -            -                 -
     Other                         181            36        1,167            5                22
---------------------------------------------------------------------------------------------------
Total                           $8,297        $1,715      $27,042       $1,536            $1,050
===================================================================================================


16.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 1996 and 1995 are as follows:

                                                                                              Per Common Share
                                                                               ---------------------------------------------------
                              Operating      Operating     Consolidated                                             Price Range
Quarter Ended                  Revenues      Income         Net Income          Earnings       Dividends          High        Low
---------------              -------------------------------------------       ---------------------------------------------------
                                         (in millions)
March 1996                      $2,416          $418              $233             $0.35          $0.315        25 7/8     22 3/8
June 1996                        2,538           468               287              0.43           0.315        24 5/8     21 1/4
September 1996                   2,917           684               468              0.69           0.315        24 5/8     21 3/4
December 1996                    2,487           284               139              0.21           0.315        23 1/8     21 1/8

March 1995                      $1,929          $385              $206             $0.31          $0.305        21 1/2     19 3/8
June 1995                        2,184           454               268              0.40           0.305        22 7/8     20 1/8
September 1995                   2,759           673               469              0.71           0.305        24         21 1/8
December 1995                    2,308           374               160              0.24           0.305        25         22 3/4

----------------------------------------------------------------------------------------------------------------------------------
The company's business is influenced by seasonal weather conditions.


SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1986 - 1996
Southern Company and Subsidiary Companies 1996 Annual Report


-----------------------------------------------------------------------------------------------------------------------
                                                                                     1996           1995          1994
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions)                                                  $10,358         $9,180        $8,297
Consolidated Net Income (in millions)                                              $1,127         $1,103          $989
Earnings Per Share of Common Stock                                                  $1.68          $1.66         $1.52
Cash Dividends Paid Per Share of Common Stock                                       $1.26          $1.22         $1.18
Return on Average Common Equity (percent)                                           12.53          13.01         12.47
Total Assets (in millions)                                                        $30,292        $30,522       $27,042
Gross Property Additions  (in millions)                                            $1,229         $1,401        $1,536
-----------------------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                                                $9,216         $8,772        $8,186
Preferred stock and securities                                                      1,402          1,432         1,432
Long-term debt                                                                      7,935          8,274         7,593
-----------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                       $18,553        $18,478       $17,211
=======================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                  49.7           47.5          47.6
Preferred stock and securities                                                        7.6            7.7           8.3
Long-term debt                                                                       42.7           44.8          44.1
-----------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                         100.0          100.0         100.0
=======================================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                                    $13.61         $13.10        $12.47
Market price per share:
    High                                                                            25 7/8         25            22
    Low                                                                             21 1/8         19 3/8        17
    Close                                                                           22 5/8         24 5/8        20
Market-to-book ratio (year-end) (percent)                                           166.2          188.0         160.4
Price-earnings ratio (year-end) (times)                                              13.5           14.8          13.2
Dividends paid (in millions)                                                         $846           $811          $766
Dividend yield (year-end) (percent)                                                   5.6            5.0           5.9
Dividend payout ratio (percent)                                                      75.1           73.5          77.5
Cash coverage of dividends (year-end)  (times)                                        2.9            2.9           2.7
Proceeds from sales of stock (in millions)                                           $171           $277          $279
Shares outstanding  (in thousands):
    Average                                                                       672,590        665,064       649,927
    Year-end                                                                      677,036        669,543       656,528
Stockholders of record (year-end)                                                 215,246        225,739       234,927
-----------------------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                                $85           $375          $185
Retired                                                                               426            538           241
Preferred Stock and Securities (in millions):
Issued                                                                               $322            $--          $100
Retired                                                                               179              1             1
-----------------------------------------------------------------------------------------------------------------------
Traditional Core Business Customers (year-end) (in thousands):
Residential                                                                         3,157          3,100         3,046
Commercial                                                                            464            450           439
Industrial                                                                             17             17            17
Other                                                                                   5              5             5
-----------------------------------------------------------------------------------------------------------------------
Total                                                                               3,643          3,572         3,507
=======================================================================================================================
Employees (year-end):
Traditional core business                                                          25,034         26,452        27,480
Southern Energy                                                                     4,212          5,430         1,400
-----------------------------------------------------------------------------------------------------------------------
Total                                                                              29,246         31,882        28,880
=======================================================================================================================

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1986 - 1996
Southern Company and Subsidiary Companies 1996 Annual Report

------------------------------------------------------------------------------------------------------------------------------
                                                                               1993          1992          1991          1990
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions)                                             $8,489        $8,073        $8,050        $8,053
Consolidated Net Income (in millions)                                        $1,002          $953          $876          $604
Earnings Per Share of Common Stock                                            $1.57         $1.51         $1.39         $0.96
Cash Dividends Paid Per Share of Common Stock                                 $1.14         $1.10         $1.07         $1.07
Return on Average Common Equity (percent)                                     13.43         13.42         12.74          8.85
Total Assets (in millions)                                                  $25,911       $20,038       $19,863       $19,955
Gross Property Additions (in millions)                                       $1,441        $1,105        $1,123        $1,185
------------------------------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                                          $7,684        $7,234        $6,976        $6,783
Preferred stock and securities                                                1,333         1,359         1,333         1,358
Long-term debt                                                                7,412         7,241         7,992         8,458
------------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                 $16,429       $15,834       $16,301       $16,599
==============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                            46.8          45.7          42.8          40.9
Preferred stock and securities                                                  8.1           8.6           8.2           8.2
Long-term debt                                                                 45.1          45.7          49.0          50.9
------------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                   100.0         100.0         100.0         100.0
==============================================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                              $11.96        $11.43        $11.05        $10.74
Market price per share:
    High                                                                      23 5/8        19 1/2        17 3/8        14 5/8
    Low                                                                       18 3/8        15 1/8        12 7/8        11 1/2
    Close                                                                     22            19 1/4        17 1/8        13 7/8
Market-to-book ratio (year-end) (percent)                                     183.9         168.4         155.5         129.7
Price-earnings ratio (year-end) (times)                                        14.0          12.7          12.4          14.6
Dividends paid (in millions)                                                   $726          $695          $676          $676
Dividend yield (year-end) (percent)                                             5.2           5.7           6.2           7.7
Dividend payout ratio (percent)                                                72.4          72.9          77.1         111.8
Cash coverage of dividends (year-end) (times)                                   2.9           2.8           2.5           2.8
Proceeds from sales of stock (in millions)                                     $204           $30           $--           $--
Shares outstanding  (in thousands):
    Average                                                                 637,319       631,844       631,307       631,307
    Year-end                                                                642,662       632,917       631,307       631,307
Stockholders of record (year-end)                                           237,105       247,378       254,568       263,046
------------------------------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                       $2,185        $1,815          $380          $300
Retired                                                                       2,178         2,575           881           146
Preferred Stock  and Securities (in millions):
Issued                                                                         $426          $410          $100           $--
Retired                                                                         516           326           125            96
------------------------------------------------------------------------------------------------------------------------------
Traditional Core Business Customers (year-end) (in thousands):
Residential                                                                   2,996         2,950         2,903         2,865
Commercial                                                                      427           414           403           396
Industrial                                                                       18            18            18            18
Other                                                                             4             4             4             4
------------------------------------------------------------------------------------------------------------------------------
Total                                                                         3,445         3,386         3,328         3,283
==============================================================================================================================
Employees (year-end):
Traditional core business                                                    28,516        28,872        30,144        30,087
Southern Energy                                                                 745           213           258           176
------------------------------------------------------------------------------------------------------------------------------
Total                                                                        29,261        29,085        30,402        30,263
==============================================================================================================================



                                       II-38A

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1986 - 1996
Southern Company and Subsidiary Companies 1996 Annual Report


------------------------------------------------------------------------------------------------------------------------
                                                                         1989          1988          1987          1986
------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions)                                       $7,620        $7,287        $7,204        $7,033
Consolidated Net Income (in millions)                                    $846          $846          $577          $903
Earnings Per Share of Common Stock                                      $1.34         $1.36         $0.96         $1.56
Cash Dividends Paid Per Share of Common Stock                           $1.07         $1.07         $1.07       $1.0325
Return on Average Common Equity (percent)                               12.49         13.03          9.27         15.61
Total Assets (in millions)                                            $20,092       $19,731       $19,518       $18,483
Gross Property Additions (in millions)                                 $1,346        $1,754        $1,853        $2,367
------------------------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                                    $6,861        $6,686        $6,307        $6,133
Preferred stock and securities                                          1,400         1,465         1,363         1,392
Long-term debt                                                          8,575         8,433         8,333         7,812
------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                           $16,836       $16,584       $16,003       $15,337
========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                      40.8          40.3          39.4          40.0
Preferred stock and securities                                            8.3           8.8           8.5           9.1
Long-term debt                                                           50.9          50.9          52.1          50.9
------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                             100.0         100.0         100.0         100.0
========================================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                        $10.87        $10.60        $10.28        $10.35
Market price per share:
    High                                                                14 7/8        12 1/8        14 1/2        13 5/8
    Low                                                                 11            10 1/8         8 7/8        10 1/8
    Close                                                               14 1/2        11 1/8        11 1/8        12 5/8
Market-to-book ratio (year-end) (percent)                               134.0         105.5         108.8         122.5
Price-earnings ratio (year-end) (times)                                  10.9           8.2          11.7           8.2
Dividends paid (in millions)                                             $675          $661          $628          $583
Dividend yield (year-end) (percent)                                       7.3           9.6           9.6           8.4
Dividend payout ratio (percent)                                          79.8          78.1         108.9          64.6
Cash coverage of dividends (year-end) (times)                             2.6           2.3           2.0           2.7
Proceeds from sales of stock (in millions)                                 $4          $194          $247          $379
Shares outstanding  (in thousands):
    Average                                                           631,303       622,292       601,390       580,252
    Year-end                                                          631,307       630,898       613,565       592,364
Stockholders of record (year-end)                                     273,751       290,725       296,079       297,302
------------------------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                   $280          $335          $700          $735
Retired                                                                   201           273           369           875
Preferred Stock  and Securities (in millions):
Issued                                                                    $--          $120          $125          $100
Retired                                                                    21            10           160            53
------------------------------------------------------------------------------------------------------------------------
Traditional Core Business Customers (year-end) (in thousands):
Residential                                                             2,824         2,781         2,733         2,675
Commercial                                                                392           384           374           362
Industrial                                                                 18            18            18            17
Other                                                                       4             4             4             4
------------------------------------------------------------------------------------------------------------------------
Total                                                                   3,238         3,187         3,129         3,058
========================================================================================================================
Employees (year-end):
Traditional core business                                              30,368        32,366        32,557        32,321
Southern Energy                                                           162           157            55            37
------------------------------------------------------------------------------------------------------------------------
Total                                                                  30,530        32,523        32,612        32,358
========================================================================================================================


                                       II-38B

Southern Company and Subsidiary Companies 1996 Annual Report

------------------------------------------------------------------------------------------------------------------------
                                                                                      1996          1995           1994
------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                                         $2,894        $2,840         $2,560
Commercial                                                                           2,559         2,485          2,357
Industrial                                                                           2,136         2,206          2,162
Other                                                                                   76            72             70
------------------------------------------------------------------------------------------------------------------------
Total retail                                                                         7,665         7,603          7,149
Sales for resale within service area                                                   409           399            360
Sales for resale outside service area                                                  429           415            505
------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                             8,503         8,417          8,014
Other revenues                                                                       1,855           763            283
------------------------------------------------------------------------------------------------------------------------
Total                                                                              $10,358        $9,180         $8,297
========================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                                         40,117        39,147         35,836
Commercial                                                                          37,993        35,938         34,080
Industrial                                                                          52,798        51,644         50,311
Other                                                                                  911           863            844
------------------------------------------------------------------------------------------------------------------------
Total retail                                                                       131,819       127,592        121,071
Sales for resale within service area                                                10,935         9,472          8,151
Sales for resale outside service area                                               10,777         9,143         10,769
------------------------------------------------------------------------------------------------------------------------
Total                                                                              153,531       146,207        139,991
========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                           7.21          7.25           7.14
Commercial                                                                            6.74          6.91           6.92
Industrial                                                                            4.04          4.27           4.30
Total retail                                                                          5.81          5.96           5.90
Sales for resale                                                                      3.86          4.38           4.57
Total sales                                                                           5.54          5.76           5.72
Average Annual Kilowatt-Hour Use Per Residential Customer                           12,824        12,722         11,851
Average Annual Revenue Per Residential Customer                                    $925.12       $922.83        $846.48
Plant Nameplate Capacity Ratings (year-end) (megawatts)                             31,076        30,733         29,932
Maximum Peak-Hour Demand (megawatts):
Winter                                                                              22,631        21,422         22,254
Summer                                                                              27,190        27,420         24,546
System Reserve Margin (at peak)(percent)                                              14.0           9.4           19.3
Annual Load Factor (percent)                                                          62.3          59.5           63.5
Plant Availability (percent):
Fossil-steam                                                                          86.4          86.7           85.2
Nuclear                                                                               89.7          88.3           89.8
------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                  73.3          72.5           70.8
Nuclear                                                                               16.7          16.4           17.9
Hydro                                                                                  4.1           4.1            4.7
Oil and gas                                                                            1.5           1.7            0.9
Purchased power                                                                        4.4           5.3            5.7
------------------------------------------------------------------------------------------------------------------------
 Total                                                                               100.0         100.0          100.0
========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                 10,257        10,099         10,010
Cost of fuel per million BTU (cents)                                                144.02        151.70         155.81
Average cost of fuel per net kilowatt-hour generated (cents)                          1.48          1.53           1.56
------------------------------------------------------------------------------------------------------------------------

Southern Company and Subsidiary Companies 1996 Annual Report


------------------------------------------------------------------------------------------------------------------------
                                                                         1993          1992          1991          1990
------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                            $2,696        $2,402        $2,391        $2,342
Commercial                                                              2,313         2,181         2,122         2,062
Industrial                                                              2,200         2,126         2,088         2,085
Other                                                                      68            64            65            64
------------------------------------------------------------------------------------------------------------------------
Total retail                                                            7,277         6,773         6,666         6,553
Sales for resale within service area                                      447           409           417           412
Sales for resale outside service area                                     613           797           884           977
------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                8,337         7,979         7,967         7,942
Other revenues                                                            152            94            83           111
------------------------------------------------------------------------------------------------------------------------
Total                                                                  $8,489        $8,073        $8,050        $8,053
========================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                            36,807        33,627        33,622        33,118
Commercial                                                             32,847        31,025        30,379        29,658
Industrial                                                             48,738        47,816        46,050        45,974
Other                                                                     814           777           817           806
------------------------------------------------------------------------------------------------------------------------
Total retail                                                          119,206       113,245       110,868       109,556
Sales for resale within service area                                   13,258        12,107        12,320        11,134
Sales for resale outside service area                                  12,445        16,632        19,839        24,402
------------------------------------------------------------------------------------------------------------------------
Total                                                                 144,909       141,984       143,027       145,092
========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                              7.32          7.14          7.11          7.07
Commercial                                                               7.04          7.03          6.99          6.96
Industrial                                                               4.51          4.45          4.53          4.53
Total retail                                                             6.10          5.98          6.01          5.98
Sales for resale                                                         4.12          4.20          4.05          3.91
Total sales                                                              5.75          5.62          5.57          5.47
Average Annual Kilowatt-Hour Use Per Residential Customer              12,378        11,490        11,659        11,637
Average Annual Revenue Per Residential Customer                       $906.60       $820.67       $829.18       $822.93
Plant Nameplate Capacity Ratings (year-end) (megawatts)                29,513        29,830        29,915        29,532
Maximum Peak-Hour Demand (megawatts):
Winter                                                                 19,432        19,121        19,166        17,629
Summer                                                                 25,937        24,146        25,261        25,981
System Reserve Margin (at peak)(percent)                                 13.2          14.3          16.5          14.0
Annual Load Factor (percent)                                             59.4          60.3          58.3          56.6
Plant Availability (percent):
Fossil-steam                                                             87.9          88.6          91.3          91.9
Nuclear                                                                  85.9          85.2          83.4          83.0
------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                     73.0          71.7          72.6          72.1
Nuclear                                                                  16.3          16.2          16.2          15.6
Hydro                                                                     3.9           4.6           4.4           4.4
Oil and gas                                                               0.9           0.5           0.6           1.3
Purchased power                                                           5.9           7.0           6.2           6.6
------------------------------------------------------------------------------------------------------------------------
Total                                                                   100.0         100.0         100.0         100.0
========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                     9,994         9,976        10,022        10,065
Cost of fuel per million BTU (cents)                                   166.85        162.58        168.28        172.81
Average cost of fuel per net kilowatt-hour generated (cents)             1.67          1.62          1.69          1.74
------------------------------------------------------------------------------------------------------------------------



                                       II-40A

Southern Company and Subsidiary Companies 1996 Annual Report

--------------------------------------------------------------------------------------------------------------------------
                                                                          1989          1988         1987           1986
--------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                               $2,194        $2,103        $2,042        $1,996
Commercial                                                                 1,965         1,835         1,692         1,613
Industrial                                                                 2,011         1,945         1,870         1,845
Other                                                                         60            56            54            52
---------------------------------------------------------------------------------------------------------------------------
Total retail                                                               6,230         5,939         5,658         5,506
Sales for resale within service area                                         401           480           461           511
Sales for resale outside service area                                        928           777         1,028           957
---------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                   7,559         7,196         7,147         6,974
Other revenues                                                                61            91            57            59
---------------------------------------------------------------------------------------------------------------------------
Total                                                                     $7,620        $7,287        $7,204        $7,033
===========================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                               31,627        31,041        30,583        29,501
Commercial                                                                28,454        27,005        25,593        24,166
Industrial                                                                45,022        43,675        42,113        40,503
Other                                                                        787           763           737           723
---------------------------------------------------------------------------------------------------------------------------
Total retail                                                             105,890       102,484        99,026        94,893
Sales for resale within service area                                      11,419        14,806        13,282        14,347
Sales for resale outside service area                                     24,228        15,860        22,905        16,909
---------------------------------------------------------------------------------------------------------------------------
Total                                                                    141,537       133,150       135,213       126,149
===========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                 6.94          6.77          6.68          6.77
Commercial                                                                  6.91          6.79          6.61          6.67
Industrial                                                                  4.47          4.45          4.44          4.56
Total retail                                                                5.88          5.80          5.71          5.80
Sales for resale                                                            3.73          4.10          4.11          4.69
Total sales                                                                 5.34          5.40          5.29          5.53
Average Annual Kilowatt-Hour Use Per Residential Customer                 11,287        11,255        11,307        11,157
Average Annual Revenue Per Residential Customer                          $782.90       $762.42       $754.96       $754.93
Plant Nameplate Capacity Ratings (year-end) (megawatts)                   29,532        27,552        27,610        26,262
Maximum Peak-Hour Demand (megawatts):
Winter                                                                    20,772        18,685        18,185        19,665
Summer                                                                    24,399        23,641        23,194        23,255
System Reserve Margin (at peak) (percent)                                   21.0          15.0          16.2          11.4
Annual Load Factor (percent)                                                58.6          59.8          58.7          57.2
Plant Availability (percent):
Fossil-steam                                                                92.2          91.3          91.2          90.3
Nuclear                                                                     87.0          78.4          84.5          74.2
---------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                        71.5          77.7          77.8          79.4
Nuclear                                                                     15.7          14.5          13.1          11.5
Hydro                                                                        5.2           2.3           3.3           2.2
Oil and gas                                                                  1.1           0.7           0.6           0.9
Purchased power                                                              6.5           4.8           5.2           6.0
---------------------------------------------------------------------------------------------------------------------------
Total                                                                      100.0         100.0         100.0         100.0
===========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                       10,086        10,094        10,122        10,171
Cost of fuel per million BTU (cents)                                      171.00        170.36        176.64        185.89
Average cost of fuel per net kilowatt-hour generated (cents)                1.72          1.72          1.78          1.89
---------------------------------------------------------------------------------------------------------------------------


                                      II-40B



CONSOLIDATED OPERATING AREA CAPABILITY, POWER SUPPLY AND
   FUEL ECONOMY DATA
Southern Company and Subsidiary Companies

-----------------------------------------------------------------------------------------------------------------------
At Time of Peak                                                                1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------
Operating Area Capability (Megawatts)
Plants:
     Fossil - Coal                                                           22,512            22,514           22,668
            - Gas & Oil                                                       4,074             3,744            3,004
-----------------------------------------------------------------------------------------------------------------------
               Total                                                         26,586            26,258           25,672
     Nuclear                                                                  4,404             4,328            4,338
     Hydro                                                                    2,744             2,780            2,567
-----------------------------------------------------------------------------------------------------------------------
       Plant Capability                                                      33,734            33,366           32,577
   Firm Capacity Purchases                                                      791               196              391
-----------------------------------------------------------------------------------------------------------------------
Total Operating Area Capability                                              34,525            33,562           32,968
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                       1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------
Power Supply Data (Millions of Kilowatt-hour)
Generated:
   Fossil - Coal                                                            119,382           112,157          106,263
             - Nuclear                                                       27,119            25,351           26,902
             - Gas                                                            1,991             2,315            1,224
             - Oil                                                              364               385              106
-----------------------------------------------------------------------------------------------------------------------
     Total                                                                  148,856           140,208          134,495
   Hydro                                                                      6,665             6,377            7,043
-----------------------------------------------------------------------------------------------------------------------
   Total Energy Generated                                                   155,521           146,585          141,538
   Purchased Power                                                            7,227             8,259            8,612
-----------------------------------------------------------------------------------------------------------------------
Total Energy Generated and Received                                         162,748           154,844          150,150
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                       1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------
Fossil Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                     10,139             9,915            9,807
     Cost of Fuel per Million BTU (Cents)                                    166.84            176.46           184.60
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                         1.69              1.75             1.81
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Nuclear Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                     10,782            10,924           10,814
     Cost of Fuel per Million BTU (Cents)                                     48.51             50.82            52.22
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                         0.52              0.56             0.56
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
Total Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                     10,257            10,099           10,010
     Cost of Fuel per Million BTU (Cents)                                    144.02            151.70           155.81
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                         1.48              1.53             1.56
-----------------------------------------------------------------------------------------------------------------------

CONSOLIDATED OPERATING AREA CAPABILITY, POWER SUPPLY AND
   FUEL ECONOMY DATA
Southern Company and Subsidiary Companies

----------------------------------------------------------------------------------------------------------------------------
At Time of Peak                                                              1993          1992          1991          1990
----------------------------------------------------------------------------------------------------------------------------
Operating Area Capability (Megawatts)
Plants:
     Fossil - Coal                                                         22,770        22,708        24,191        23,807
            - Gas & Oil                                                     2,519         2,483         2,338         2,327
----------------------------------------------------------------------------------------------------------------------------
               Total                                                       25,289        25,191        26,529        26,134
     Nuclear                                                                4,317         4,260         5,356         5,385
     Hydro                                                                  2,567         2,592         2,592         2,592
----------------------------------------------------------------------------------------------------------------------------
       Plant Capability                                                    32,173        32,043        34,477        34,111
   Firm Capacity Purchases                                                     (1)       (1,366)       (1,041)         (949)
----------------------------------------------------------------------------------------------------------------------------
Total Operating Area Capability                                            32,172        30,677        33,436        33,162
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                     1993          1992          1991          1990
----------------------------------------------------------------------------------------------------------------------------
Power Supply Data (Millions of Kilowatt-hour)
Generated:
   Fossil - Coal                                                          111,912       107,537       109,674       110,442
             - Nuclear                                                     24,993        24,328        24,464        23,958
             - Gas                                                          1,106           727           962         1,776
             - Oil                                                            204            74            30            96
----------------------------------------------------------------------------------------------------------------------------

     Total                                                                138,215       132,666       135,130       136,272
   Hydro                                                                    5,971         6,919         6,666         6,773
----------------------------------------------------------------------------------------------------------------------------
   Total Energy Generated                                                 144,186       139,585       141,796       143,045
   Purchased Power                                                          9,076        10,453         9,347        10,168
----------------------------------------------------------------------------------------------------------------------------
Total Energy Generated and Received                                       153,262       150,038       151,143       153,213
============================================================================================================================

----------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                     1993          1992          1991          1990
----------------------------------------------------------------------------------------------------------------------------
Fossil Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                    9,790         9,755         9,811         9,869
     Cost of Fuel per Million BTU (Cents)                                  195.75        191.22        195.09        197.53
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                       1.92          1.87          1.91          1.95
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Nuclear Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                   10,912        10,958        10,972        10,980
     Cost of Fuel per Million BTU (Cents)                                   49.94         49.66         60.37         69.10
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                       0.54          0.54          0.66          0.76
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Total Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                    9,994         9,976        10,022        10,065
     Cost of Fuel per Million BTU (Cents)                                  166.85        162.58        168.28        172.81
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                       1.67          1.62          1.69          1.74
----------------------------------------------------------------------------------------------------------------------------


                                     II-42A

CONSOLIDATED OPERATING AREA CAPABILITY, POWER SUPPLY AND
   FUEL ECONOMY DATA
Southern Company and Subsidiary Companies


---------------------------------------------------------------------------------------------------------------------------
At Time of Peak                                                             1989          1988          1987          1986
---------------------------------------------------------------------------------------------------------------------------
Operating Area Capability (Megawatts)
Plants:
     Fossil - Coal                                                        23,824        22,255        22,274        21,432
            - Gas & Oil                                                    2,324         2,295         2,338         2,335
---------------------------------------------------------------------------------------------------------------------------
               Total                                                      26,148        24,550        24,612        23,767
     Nuclear                                                               5,361         4,258         4,277         3,212
     Hydro                                                                 2,592         2,592         2,591         2,591
---------------------------------------------------------------------------------------------------------------------------
       Plant Capability                                                   34,101        31,400        31,480        29,570
   Firm Capacity Purchases                                                  (947)         (923)       (1,626)       (1,004)
---------------------------------------------------------------------------------------------------------------------------
Total Operating Area Capability                                           33,154        30,477        29,854        28,566
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    1989          1988          1987          1986
---------------------------------------------------------------------------------------------------------------------------
Power Supply Data (Millions of Kilowatt-hour)
Generated:
   Fossil - Coal                                                         106,878       108,936       110,591       105,993
          - Nuclear                                                       23,471        20,368        18,572        15,313
          - Gas                                                            1,501           644           673           953
          - Oil                                                               91           200           134           250
---------------------------------------------------------------------------------------------------------------------------
      Total                                                               131,941       130,148       129,970       122,509
   Hydro                                                                    7,851         3,285         4,697         2,888
---------------------------------------------------------------------------------------------------------------------------
   Total Energy Generated                                                139,792       133,433       134,667       125,397
   Purchased Power                                                         9,670         6,694         7,436         8,047
---------------------------------------------------------------------------------------------------------------------------
Total Energy Generated and Received                                      149,462       140,127       142,103       133,444
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    1989          1988          1987          1986
---------------------------------------------------------------------------------------------------------------------------
Fossil Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                   9,898         9,921         9,961        10,049
     Cost of Fuel per Million BTU (Cents)                                 193.16        189.88        195.27        203.73
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                      1.91          1.88          1.95          2.05
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Nuclear Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                  10,951        11,027        11,086        11,019
     Cost of Fuel per Million BTU (Cents)                                  78.61         75.67         76.28         71.99
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                      0.86          0.83          0.85          0.79
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Total Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                  10,086        10,094        10,122        10,171
     Cost of Fuel per Million BTU (Cents)                                 171.00        170.36        176.64        185.89
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                      1.72          1.72          1.78          1.89
---------------------------------------------------------------------------------------------------------------------------

                                     II-42B

CONSOLIDATED STATEMENTS OF INCOME
The Southern Company and Subsidiary Companies

----------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                 1996        1995          1994
----------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
----------------------------------------------------------------------------------------------------------------
Operating Revenues                                                           $ 10,358    $  9,180      $  8,297
----------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                       2,245       2,126         2,058
     Purchased power                                                            1,103         491           277
     Proceeds from settlement of disputed contracts                                 -           -             -
     Other                                                                      1,860       1,626         1,505
   Maintenance                                                                    782         683           660
   Depreciation and amortization                                                  996         904           821
   Amortization of deferred Plant Vogtle costs, net                               137         124            75
   Taxes other than income taxes                                                  634         535           475
   Income taxes                                                                   747         805           711
----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                        8,504       7,294         6,582
----------------------------------------------------------------------------------------------------------------
Operating Income                                                                1,854       1,886         1,715
Other Income:
   Allowance for equity funds used during construction                              4           5            11
   Deferred return on Plant Vogtle                                                  -           -             -
   Write-off of Plant Vogtle costs                                                  -           -             -
   Income tax reduction for write-off of Plant Vogtle costs                         -           -             -
   Interest income                                                                 54          38            32
   Other, net                                                                      42         (65)          (28)
   Income taxes applicable to other income                                        (10)         36            26
----------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                  1,944       1,900         1,756
----------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                     530         557           568
   Allowance for debt funds used during construction                              (19)        (20)          (18)
   Interest on notes payable                                                      107          63            33
   Amortization of debt discount, premium, and expense, net                        33          44            30
   Other interest charges                                                          46          43            47
   Minority interest in subsidiaries                                               13          13            20
   Distributions on preferred securities of subsidiary companies                   22           9             -
   Preferred dividends of subsidiary companies                                     85          88            87
----------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                   817         797           767
----------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                      $  1,127    $  1,103      $    989
================================================================================================================
Earnings Per Share of Common Stock                                              $1.68       $1.66         $1.52
Average Number of Shares of Common Stock Outstanding (Thousands)              672,590     665,064       649,927
================================================================================================================

CONSOLIDATED STATEMENTS OF INCOME
The Southern Company and Subsidiary Companies

--------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                 1993          1992          1991          1990
--------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                           $   8,489   $     8,073   $     8,050    $    8,053
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                        2,265         2,114         2,237         2,327
     Purchased power                                                               336           454           468           642
     Proceeds from settlement of disputed contracts                                 (3)           (7)         (181)            -
     Other                                                                       1,448         1,317         1,321         1,161
   Maintenance                                                                     653           613           637           602
   Depreciation and amortization                                                   793           768           763           749
   Amortization of deferred Plant Vogtle costs, net                                 36           (31)           16            31
   Taxes other than income taxes                                                   462           436           432           397
   Income taxes                                                                    734           647           618           520
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                         6,724         6,311         6,311         6,429
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                 1,765         1,762         1,739         1,624
Other Income:
   Allowance for equity funds used during construction                               9            10            13            33
   Deferred return on Plant Vogtle                                                   -             -            35            83
   Write-off of Plant Vogtle costs                                                   -             -             -          (281)
   Income tax reduction for write-off of Plant Vogtle costs                          -             -             -            63
   Interest income                                                                  30            32            30            28
   Other, net                                                                      (34)          (50)          (57)          (55)
   Income taxes applicable to other income                                          57            39            21            36
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                   1,827         1,793         1,781         1,531
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                      595           684           757           788
   Allowance for debt funds used during construction                               (13)          (12)          (18)          (34)
   Interest on notes payable                                                        30            16            20            22
   Amortization of debt discount, premium, and expense, net                         26            14             9            10
   Other interest charges                                                           87            34            29            26
   Minority interest in subsidiaries                                                 7             -             -             -
   Distributions on preferred securities of subsidiary companies                     -             -             -             -
   Preferred dividends of subsidiary companies                                      93           104           108           115
--------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                    825           840           905           927
--------------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                      $   1,002   $       953   $       876   $       604
================================================================================================================================
Earnings Per Share of Common Stock                                               $1.57         $1.51         $1.39         $0.96
Average Number of Shares of Common Stock Outstanding (Thousands)               637,319       631,844       631,307       631,307
================================================================================================================================


                                     II-44A

CONSOLIDATED STATEMENTS OF INCOME
The Southern Company and Subsidiary Companies

----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                  1989          1988          1987          1986
----------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                           $    7,620  $      7,287  $      7,204  $      7,033
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                         2,241         2,213         2,303         2,316
     Purchased power                                                                575           562           552           386
     Proceeds from settlement of disputed contracts                                   -             -             -             -
     Other                                                                        1,103         1,167         1,219         1,045
   Maintenance                                                                      542           547           574           576
   Depreciation and amortization                                                    698           632           563           510
   Amortization of deferred Plant Vogtle costs, net                                 (39)           (8)         (142)            -
   Taxes other than income taxes                                                    356           362           349           315
   Income taxes                                                                     525           412           517           672
----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                          6,001         5,887         5,935         5,820
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                  1,619         1,400         1,269         1,213
Other Income:
   Allowance for equity funds used during construction                               71           138           190           312
   Deferred return on Plant Vogtle                                                   48           107           115             -
   Write-off of Plant Vogtle costs                                                    -             -          (358)            -
   Income tax reduction for write-off of Plant Vogtle costs                           -             -           129             -
   Interest income                                                                   28            46            77            66
   Other, net                                                                       (50)          (30)          (59)          (20)
   Income taxes applicable to other income                                           30            23            19             -
----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                    1,746         1,684         1,382         1,571
----------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                       791           784           776           782
   Allowance for debt funds used during construction                                (63)         (130)         (157)         (260)
   Interest on notes payable                                                         12            22            24             4
   Amortization of debt discount, premium, and expense, net                          11            10             8             6
   Other interest charges                                                            26            32            29            15
   Minority interest in subsidiaries                                                  -             -             -             -
   Distributions on preferred securities of subsidiary companies                      -             -             -             -
   Preferred dividends of subsidiary companies                                      123           120           125           121
----------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                     900           838           805           668
----------------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                      $      846  $        846  $        577  $        903
==================================================================================================================================
Earnings Per Share of Common Stock                                                $1.34         $1.36         $0.96         $1.56
Average Number of Shares of Common Stock Outstanding (Thousands)                631,303       622,292       601,390       580,252
==================================================================================================================================

                                     II-44B

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Southern Company and Subsidiary Companies

---------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                          1996               1995               1994
---------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

Operating Activities:
Consolidated net income                                               $  1,127           $  1,103            $   989
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                       1,201              1,134              1,050
     Deferred income taxes                                                  57                116                 (3)
     Deferred investment tax credits                                         -                  1                 (1)
     Allowance for equity funds used during construction                    (4)                (5)               (11)
     Amortization of deferred Plant Vogtle costs, net                      137                124                 75
     Write-off of Plant Vogtle costs                                         -                  -                  -
     Non-cash proceeds from settlement of disputed contracts                 -                  -                  -
     Other, net                                                             20                (85)                (7)
     Changes in certain current assets and liabilities --
       Receivables                                                         (92)              (109)               114
       Inventories                                                         104                 39               (128)
       Payables                                                             19               (138)                81
       Taxes accrued                                                       (69)                 -                  -
       Other                                                               (99)               135                (48)
---------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                              2,401              2,315              2,111
---------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                (1,229)            (1,401)            (1,536)
Southern Energy business acquisitions                                        -             (1,416)              (405)
Sales of property                                                          211                287                171
Other                                                                     (275)               153                (87)
---------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (1,293)            (2,377)            (1,857)
---------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
   Common stock                                                            171                277                279
   Preferred securities                                                    322                  -                100
   Preferred stock                                                           -                  -                  -
   First mortgage bonds                                                     85                375                185
   Pollution control bonds                                                 167                731                749
   Other long-term debt                                                  1,403              1,074                439
   Prepaid capacity revenues                                                 -                  -                  -
Retirements:
   Preferred stock                                                        (179)                (1)                (1)
   First mortgage bonds                                                   (426)              (538)              (241)
   Pollution control bonds                                                (174)              (721)              (732)
   Other long-term debt                                                 (1,580)              (181)              (307)
Increase (decrease) in notes payable, net                                 (268)               727                 37
Payment of common stock dividends                                         (846)              (811)              (766)
Miscellaneous                                                             (110)              (237)               (35)
---------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  (1,435)               695               (293)
---------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                     (327)               633                (39)
Cash and Cash Equivalents at Beginning of Year                             772                139                178
---------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                              $    445           $    772            $   139
=====================================================================================================================

( ) Denotes use of cash.
                                     II-45

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Southern Company and Subsidiary Companies

------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                            1993             1992         1991          1990
------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

Operating Activities:
Consolidated net income                                                 $  1,002         $   953      $   876       $   604
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                         1,011             969          968           982
     Deferred income taxes                                                   209             221           26           158
     Deferred investment tax credits                                         (20)             (6)         (11)            -
     Allowance for equity funds used during construction                      (9)            (10)         (13)          (33)
     Amortization of deferred Plant Vogtle costs, net                         36             (31)         (19)          (52)
     Write-off of Plant Vogtle costs                                           -               -            -           281
     Non-cash proceeds from settlement of disputed contracts                   -              (7)        (141)            -
     Other, net                                                              (45)            (25)          45           (10)
     Changes in certain current assets and liabilities --
       Receivables                                                           (55)            (10)          68             8
       Inventories                                                           136             (23)          20           (82)
       Payables                                                               43              35          (13)          (41)
       Taxes accrued                                                           3             (62)         107            (5)
       Other                                                                 (64)             (9)         (46)          (34)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                2,247           1,995        1,867         1,776
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                  (1,441)         (1,105)      (1,123)       (1,185)
Southern Energy business acquisitions                                       (465)              -            -             -
Sales of property                                                            262              44          291            35
Other                                                                        (37)             61          (45)           14
------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                    (1,681)         (1,000)        (877)       (1,136)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
   Common stock                                                              205              30            -             -
   Preferred securities                                                        -               -            -             -
   Preferred stock                                                           426             410          100             -
   First mortgage bonds                                                    2,185           1,815          380           300
   Pollution control bonds                                                   386             208          126             -
   Other long-term debt                                                      206              48           14            74
   Prepaid capacity revenues                                                   -               -           53             -
Retirements:
   Preferred stock                                                          (516)           (326)        (125)          (96)
   First mortgage bonds                                                   (2,178)         (2,575)        (881)         (146)
   Pollution control bonds                                                  (351)           (208)        (130)           (3)
   Other long-term debt                                                      (99)            (88)         (70)         (207)
Increase (decrease) in notes payable, net                                    114             525          180            78
Payment of common stock dividends                                           (726)           (695)        (676)         (676)
Miscellaneous                                                               (137)           (148)         (41)           (8)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                      (485)         (1,004)      (1,070)         (684)
------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                         81              (9)         (80)          (44)
Cash and Cash Equivalents at Beginning of Year                                97             106          186           230
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $    178         $    97      $   106       $   186
==============================================================================================================================

( ) Denotes use of cash.
                                     II-46A

CONSOLIDATED STATEMENTS OF CASH FLOWS
The Southern Company and Subsidiary Companies

--------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                            1989          1988        1987          1986
-------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

Operating Activities:
Consolidated net income                                                 $    846       $   846      $  577       $   903
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                           951           837         742           674
     Deferred income taxes                                                   225           206         198           465
     Deferred investment tax credits                                          (1)           27          20           132
     Allowance for equity funds used during construction                     (71)         (138)       (190)         (312)
     Amortization of deferred Plant Vogtle costs, net                        (87)         (115)       (257)            -
     Write-off of Plant Vogtle costs                                           -             -         358             -
     Non-cash proceeds from settlement of disputed contracts                   -             -           -             -
     Other, net                                                              (28)           46          87            15
     Changes in certain current assets and liabilities --
       Receivables                                                          (123)          (21)       (113)           38
       Inventories                                                             6           (47)        (62)          (37)
       Payables                                                              (23)           (6)        125            48
       Taxes accrued                                                         (15)           29         (34)           24
       Other                                                                 156           (40)         42           (56)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                1,836         1,624       1,493         1,894
-------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                  (1,346)       (1,754)     (1,853)       (2,367)
Southern Energy business acquisitions                                          -             -           -             -
Sales of property                                                              -             -          12             -
Other                                                                         54            (2)         64            46
-------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                    (1,292)       (1,756)     (1,777)       (2,321)
-------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
   Common stock                                                                4           194         247           379
   Preferred securities                                                        -             -           -             -
   Preferred stock                                                             -           120         125           100
   First mortgage bonds                                                      280           335         700           735
   Pollution control bonds                                                   104            73         228           386
   Other long-term debt                                                       74            68          81           367
   Prepaid capacity revenues                                                   -             -           -           100
Retirements:
   Preferred stock                                                           (21)          (10)       (160)          (53)
   First mortgage bonds                                                     (201)         (273)       (369)         (875)
   Pollution control bonds                                                   (55)           (1)       (122)          (21)
   Other long-term debt                                                      (83)         (108)        (56)          (55)
Increase (decrease) in notes payable, net                                     27          (300)        313           (37)
Payment of common stock dividends                                           (675)         (661)       (628)         (583)
Miscellaneous                                                                (10)          (20)        (58)          (82)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                      (556)         (583)        301           361
-------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                        (12)         (715)         17           (66)
Cash and Cash Equivalents at Beginning of Year                               242           957         940         1,006
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                $    230       $   242      $  957       $   940
===========================================================================================================================

( ) Denotes use of cash.

                                     II-46B

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies

------------------------------------------------------------------------------------------------------------------
At December 31,                                                           1996              1995             1994
------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                             $ 8,706           $ 8,533          $ 8,778
    Nuclear                                                              5,982             5,956            5,942
    Hydro                                                                1,489             1,477            1,341
------------------------------------------------------------------------------------------------------------------
      Total production                                                  16,177            15,966           16,061
  Transmission                                                           3,596             3,452            3,504
  Distribution                                                           7,910             7,583            7,243
  General                                                                2,548             2,436            2,380
  SEI utility plant                                                      3,008             2,420                -
  Construction work in progress                                            684               990            1,247
  Nuclear fuel, at amortized cost                                          246               225              238
------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                34,169            33,072           30,673
------------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                            21                21               21
------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                 34,190            33,093           30,694
------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                              10,909            10,056            9,567
  Steam heat                                                                12                11               10
------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                        10,921            10,067            9,577
------------------------------------------------------------------------------------------------------------------
    Total                                                               23,269            23,026           21,117
------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                      -                 -                -
------------------------------------------------------------------------------------------------------------------
    Total                                                               23,269            23,026           21,117
------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                  -                 -                -
  Argentine operating concession, being amortized                          416               431              446
  Goodwill                                                                 318               344               12
  Nuclear decommissioning trusts                                           279               201              125
  Miscellaneous                                                            488               317              224
------------------------------------------------------------------------------------------------------------------
    Total                                                                1,501             1,293              807
------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                445               772              139
  Investment securities                                                      -                 -                -
  Receivables, net                                                       1,157             1,175              840
  Accrued utility revenues                                                 345               347              218
  Fossil fuel stock, at average cost                                       270               327              354
  Materials and supplies, at average cost                                  510               552              553
  Prepayments                                                              253               266              194
  Vacation pay deferred                                                     77                74               70
------------------------------------------------------------------------------------------------------------------
    Total                                                                3,057             3,513            2,368
------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                               1,302             1,386            1,454
  Deferred Plant Vogtle costs                                              171               308              432
  Deferred fuel charges                                                     13                34               47
  Debt expense, being amortized                                             78                68               48
  Premium on reacquired debt, being amortized                              289               295              298
  Miscellaneous                                                            612               599              471
------------------------------------------------------------------------------------------------------------------
    Total                                                                2,465             2,690            2,750
------------------------------------------------------------------------------------------------------------------
Total Assets                                                           $30,292           $30,522          $27,042
==================================================================================================================

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies

---------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                           1993              1992            1991           1990
---------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                             $ 8,006           $ 8,033          $ 7,997        $ 7,661
    Nuclear                                                              5,930             5,912            5,902          5,820
    Hydro                                                                1,263             1,253            1,247          1,222
---------------------------------------------------------------------------------------------------------------------------------
      Total production                                                  15,199            15,198           15,146         14,703
  Transmission                                                           3,224             3,093            2,955          2,824
  Distribution                                                           6,848             6,430            6,092          5,738
  General                                                                2,395             2,291            2,196          2,078
  SEI utility plant                                                          -                 -                -              -
  Construction work in progress                                          1,031               665              603          1,092
  Nuclear fuel, at amortized cost                                          229               257              301            354
---------------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                28,926            27,934           27,293         26,789
---------------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                            21                21               20             20
---------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                 28,947            27,955           27,313         26,809
---------------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                               8,924             8,271            7,676          7,079
  Steam heat                                                                10                 9                8              8
---------------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                         8,934             8,280            7,684          7,087
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                               20,013            19,675           19,629         19,722
---------------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                      -             3,186            3,020          2,911
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                               20,013            16,489           16,609         16,811
---------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                  -                 -              202              -
  Argentine operating concession, being amortized                          469                 -                -              -
  Goodwill                                                                   7                 -                -              -
  Nuclear decommissioning trusts                                            88                52               26              2
  Miscellaneous                                                            172                75               83             83
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  736               127              311             85
---------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                178                97              106            186
  Investment securities                                                      -               199                -              -
  Receivables, net                                                         962               742              723            793
  Accrued utility revenues                                                 185               177              160            151
  Fossil fuel stock, at average cost                                       254               392              445            467
  Materials and supplies, at average cost                                  535               533              457            456
  Prepayments                                                              148               220              222            193
  Vacation pay deferred                                                     73                70               70             64
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                2,335             2,430            2,183          2,310
---------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                               1,546                 -                -              -
  Deferred Plant Vogtle costs                                              507               383              375            364
  Deferred fuel charges                                                     70                89              106            126
  Debt expense, being amortized                                             33                28               23             23
  Premium on reacquired debt, being amortized                              288               222              126             99
  Miscellaneous                                                            383               270              130            137
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                2,827               992              760            749
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                           $25,911           $20,038          $19,863        $19,955
=================================================================================================================================

                                     II-48A

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies

---------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                            1989             1988            1987            1986
---------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                             $ 7,565           $ 6,226          $ 6,157        $ 5,415
    Nuclear                                                              5,976             4,995            4,987          2,490
    Hydro                                                                1,215             1,197            1,192          1,184
---------------------------------------------------------------------------------------------------------------------------------
      Total production                                                  14,756            12,418           12,336          9,089
  Transmission                                                           2,683             2,500            2,388          2,254
  Distribution                                                           5,365             4,944            4,510          4,131
  General                                                                2,026             1,865            1,674          1,504
  SEI utility plant                                                          -                 -                -              -
  Construction work in progress                                          1,006             3,071            2,519          5,162
  Nuclear fuel, at amortized cost                                          402               481              479            520
---------------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                26,238            25,279           23,906         22,660
---------------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                            20                20               20             35
--------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                 26,258            25,299           23,926         22,695
---------------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                               6,492             5,885            5,355          4,879
  Steam heat                                                                 7                 6                6             13
---------------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                         6,499             5,891            5,361          4,892
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                               19,759            19,408           18,565         17,803
---------------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                  2,759             2,559            2,371          2,212
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                               17,000            16,849           16,194         15,591
---------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                  -                 -                -              -
  Argentine operating concession, being amortized                            -                 -                -              -
  Goodwill                                                                   -                 -                -              -
  Nuclear decommissioning trusts                                             -                 -                -              -
  Miscellaneous                                                             85                88               70             69
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                   85                88               70             69
---------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                230               242              957            940
  Investment securities                                                      -                 -                -              -
  Receivables, net                                                         765               687              687            657
  Accrued utility revenues                                                 189               148              139             83
  Fossil fuel stock, at average cost                                       427               490              513            501
  Materials and supplies, at average cost                                  413               348              278            228
  Prepayments                                                              192               174              136             70
  Vacation pay deferred                                                     65                63               59             56
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                2,281             2,152            2,769          2,535
---------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                   -                 -                -              -
  Deferred Plant Vogtle costs                                              322               270              173              -
  Deferred fuel charges                                                    143               157              112            121
  Debt expense, being amortized                                             24                24               25             24
  Premium on reacquired debt, being amortized                              103               102               95             70
  Miscellaneous                                                            134                89               80             73
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  726               642              485            288
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                           $20,092           $19,731          $19,518        $18,483
=================================================================================================================================


                                     II-48B

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies

----------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                     1996              1995             1994
----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                   $ 3,385           $ 3,348          $ 3,283
  Paid-in capital                                                                  2,067             1,941            1,712
  Retained Earnings                                                                3,764             3,483            3,191
----------------------------------------------------------------------------------------------------------------------------
    Total common stock equity                                                      9,216             8,772            8,186
  Preferred stock                                                                    980             1,332            1,332
  Preferred stock subject to mandatory redemption                                      -                 -                -
  Subsidiary obligated mandatorily redeemable preferred securities                   422               100              100
  Long-term debt                                                                   7,935             8,274            7,593
----------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                                  18,553            18,478           17,211
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable                                                                      828               445              575
  Commercial paper                                                                   655             1,225              403
  Preferred stock due within one year                                                173                 -                1
  Long-term debt due within one year                                                 191               509              228
  Accounts payable                                                                   788               785              806
  Customer deposits                                                                  132               216              102
  Taxes accrued                                                                      205               272              153
  Interest accrued                                                                   187               199              190
  Vacation pay accrued                                                               104               100               87
  Miscellaneous                                                                      535               530              233
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          3,798             4,281            2,778
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                4,738             4,611            4,007
  Deferred credits related to income taxes                                           879               936              987
  Accumulated deferred investment tax credits                                        788               820              858
  Minority interest                                                                  375               231              267
  Prepaid capacity revenues                                                          122               131              138
  Disallowed Plant Vogtle capacity buyback costs                                      57                59               60
  Miscellaneous                                                                      982               975              736
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          7,941             7,763            7,053
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                             $30,292           $30,522          $27,042
============================================================================================================================

                                     II-49

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies
----------------------------------------------------------------------------------------------------------------------------------

At December 31,                                                               1993            1992            1991           1990
----------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                             $ 3,213         $ 1,582         $ 1,578        $ 1,578
  Paid-in capital                                                            1,503           2,931           2,908          2,909
  Retained Earnings                                                          2,968           2,721           2,490          2,296
----------------------------------------------------------------------------------------------------------------------------------
    Total common stock equity                                                7,684           7,234           6,976          6,783
  Preferred stock                                                            1,332           1,351           1,207          1,207
  Preferred stock subject to mandatory redemption                                1               8             126            151
  Subsidiary obligated mandatorily redeemable preferred securities               -               -               -              -
  Long-term debt                                                             7,412           7,241           7,992          8,458
----------------------------------------------------------------------------------------------------------------------------------
    Total  (excluding amount due within one year)                           16,429          15,834          16,301         16,599
----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable                                                                865             567             302            122
  Commercial paper                                                              76             260               -              -
  Preferred stock due within one year                                            1              65               7              7
  Long-term debt due within one year                                           156             188             217            308
  Accounts payable                                                             698             646             585            616
  Customer deposits                                                            103              99              95             91
  Taxes accrued                                                                206             172             215            144
  Interest accrued                                                             186             191             221            246
  Vacation pay accrued                                                          90              86              84             75
  Miscellaneous                                                                190             242             229            233
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                    2,571           2,516           1,955          1,842
----------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                          3,979               -               -              -
  Deferred credits related to income taxes                                   1,051               -               -              -
  Accumulated deferred investment tax credits                                  900             957           1,004          1,063
  Minority interest                                                              -               -               -              -
  Prepaid capacity revenues                                                    144             148             149            100
  Disallowed Plant Vogtle capacity buyback costs                                63              72             110            136
  Miscellaneous                                                                774             511             344            215
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                    6,911           1,688           1,607          1,514
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                       $25,911         $20,038         $19,863        $19,955
==================================================================================================================================

                                     II-50A

CONSOLIDATED BALANCE SHEETS
The Southern Company and Subsidiary Companies
-----------------------------------------------------------------------------------------------------------------------------------

At December 31,                                                               1989            1988            1987            1986
-----------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
 Common stock                                                              $ 1,578         $ 1,577         $ 1,534          $1,481
 Paid-in capital                                                             2,909           2,906           2,755           2,563
 Retained Earnings                                                           2,374           2,203           2,018           2,089
-----------------------------------------------------------------------------------------------------------------------------------
    Total common stock equity                                                6,861           6,686           6,307           6,133
  Preferred stock                                                            1,209           1,259           1,139           1,214
  Preferred stock subject to mandatory redemption                              191             206             224             177
  Subsidiary obligated mandatorily redeemable preferred securities               -               -               -               -
  Long-term debt                                                             8,575           8,433           8,333           7,813
-----------------------------------------------------------------------------------------------------------------------------------
    Total  (excluding amount due within one year)                           16,836          16,584          16,003          15,337
-----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable                                                                 44              17             317               4
  Commercial paper                                                               -               -               -               -
  Preferred stock due within one year                                           61              17               9              15
  Long-term debt due within one year                                           169             190             192             251
  Accounts payable                                                             676             728             747             737
  Customer deposits                                                             89              83              86              82
  Taxes accrued                                                                181             203             221             259
  Interest accrued                                                             233             240             233             221
  Vacation pay accrued                                                          75              74              68              66
  Miscellaneous                                                                252             104             110             111
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                    1,780           1,656           1,983           1,746

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                              -               -               -               -
  Deferred credits related to income taxes                                       -               -               -               -
  Accumulated deferred investment tax credits                                1,111           1,161           1,180           1,208
  Minority interest                                                              -               -               -               -
  Prepaid capacity revenues                                                    102              81             104             101
  Disallowed Plant Vogtle capacity buyback costs                                73             104              79               -
  Miscellaneous                                                                190             145             169              91
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                    1,476           1,491           1,532           1,400
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                       $20,092         $19,731         $19,518         $18,483
===================================================================================================================================

                                     II-50B

CONSOLIDATED INCOME TAXES
Southern Company and Subsidiary Companies

---------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                     1996        1995          1994
---------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

---------------------------------------------------------------------------------------------------------------------
Total Provision for Income Taxes:
   Federal                                                                           $569        $567          $598
   State                                                                               82          90            86
   Deferred - Current Year  -  Federal                                                116         184            67
                            -  State                                                   23          26            15
   Deferred - Reversal of Prior Years  -  Federal                                     (74)       (111)          (75)
                                       -  State                                        (9)        (12)          (11)
   Investment Tax Credits:
     Deferred                                                                           -           1             -
     Amortization - Plant Costs Written Off                                             -           -             -
   Foreign Taxes                                                                       50          24             5
---------------------------------------------------------------------------------------------------------------------
Total Income Taxes                                                                    757         769           685
Less Income Taxes Charged (Credited) to -
   Other Income                                                                        10         (36)          (26)
   Disallowed Plant Costs                                                               -           -             -
---------------------------------------------------------------------------------------------------------------------
Income Taxes Charged to Electric Operations                                          $747        $805          $711
=====================================================================================================================
Statutory Federal Income Tax Rate                                                    35.0%       35.0%         35.0%
Effective Federal Income Tax Rate Before Effect of Timing Differences                34.3%       34.6%         34.2%
=====================================================================================================================

RECONCILIATION OF FEDERAL INCOME TAXES
Southern Company and Subsidiary Companies
=====================================================================================================================
For the Years Ended December 31,                                                     1996        1995          1994
---------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

--------------------------------------------------------------------------------------------------------------------
Total Provision for Federal and Foreign Income Taxes:
Permanent Reductions in Tax Expense Resulting from Statutory                         $661        $665          $595
   Exclusions from Taxable Income-
     Effect of Foreign Operations, Including Foreign Tax Credit                        (1)         (1)            -
     Equity Component of Allowance for Funds Used During
         Construction and Deferred Return on Plant Vogtle                               2           2             4
     Amortization of Investment Tax Credits:
         Deferred                                                                      12          14            15
         Plant Costs Written Off                                                        -           -             -
     Deductible Portion of Preferred Stock Dividends                                    1           1             1
     Difference in Depreciation Basis                                                 (35)        (33)          (32)
     Plant Costs Written Off                                                            -           -             -
     Depletion of Coal Reserves Minded                                                  -           -             -
     Other                                                                              2          (6)          (11)
---------------------------------------------------------------------------------------------------------------------
Effective Federal Income Taxes Before Effect of Timing Differences                    642         642           572
Reversal of Prior Year Timing Differences - Not Normalized:
   Excess of Tax Gain over Book Profit on Sales of Utility Properties                  (1)         (7)           (7)
   Difference in Depreciation Basis and Rates                                          (5)         (6)           (7)
   Other                                                                                -           -             -
Reversal of Prior Year Timing Differences - Normalized                                 20          21            27
Miscellaneous                                                                           -           -             -
---------------------------------------------------------------------------------------------------------------------
Statutory Federal Income Taxes                                                       $656        $650          $585
=====================================================================================================================

CONSOLIDATED INCOME TAXES
Southern Company and Subsidiary Companies

----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                  1993          1992          1991         1990
----------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

----------------------------------------------------------------------------------------------------------------------------------
Total Provision for Income Taxes:
   Federal                                                                        $421          $343          $506         $231
   State                                                                            64            50            76           32
   Deferred - Current Year  -  Federal                                             224           225           139          142
                            -  State                                                39            46            23           24
   Deferred - Reversal of Prior Years  -  Federal                                  (51)          (41)         (121)         (11)
                                       -  State                                     (3)           (9)          (15)           3
   Investment Tax Credits:
     Deferred                                                                      (20)           (6)          (11)           4
     Amortization - Plant Costs Written Off                                          -             -             -           (4)
   Foreign Taxes                                                                     3             -             -            -
--------------------------------------------------------------------------------------------------------------------------------
Total Income Taxes                                                                 677           608           597          421
Less Income Taxes Charged (Credited) to -
   Other Income                                                                    (57)          (39)          (21)         (36)
   Disallowed Plant Costs                                                            -             -             -          (63)
--------------------------------------------------------------------------------------------------------------------------------
Income Taxes Charged to Electric Operations                                       $734          $647          $618         $520
================================================================================================================================
Statutory Federal Income Tax Rate                                                 35.0%         34.0%         34.0%        34.0%
Effective Federal Income Tax Rate Before Effect of Timing Differences             34.8%         32.9%         33.4%        30.8%
================================================================================================================================

RECONCILIATION OF FEDERAL INCOME TAXES
Southern Company and Subsidiary Companies
================================================================================================================================
For the Years Ended December 31,                                                  1993          1992          1991         1990
--------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

--------------------------------------------------------------------------------------------------------------------------------
Total Provision for Federal and Foreign Income Taxes:
Permanent Reductions in Tax Expense Resulting from Statutory                      $577          $521          $513         $362
   Exclusions from Taxable Income-
     Effect of Foreign Operations, Including Foreign Tax Credit                      -             -             -            -
     Equity Component of Allowance for Funds Used During
         Construction and Deferred Return on Plant Vogtle                            3             3            11           26
     Amortization of Investment Tax Credits:
         Deferred                                                                   13            14            16           16
         Plant Costs Written Off                                                     -             -             -            4
     Deductible Portion of Preferred Stock Dividends                                 1             1             1            1
     Difference in Depreciation Basis                                              (33)          (36)          (46)         (40)
     Plant Costs Written Off                                                         -             -             -          (42)
     Depletion of Coal Reserves Minded                                               -             -             -            -
     Other                                                                          20            16             6            6
--------------------------------------------------------------------------------------------------------------------------------
Effective Federal Income Taxes Before Effect of Timing Differences                 581           519           501          333
Reversal of Prior Year Timing Differences - Not Normalized:
   Excess of Tax Gain over Book Profit on Sales of Utility Properties              (12)            -           (12)           1
   Difference in Depreciation Basis and Rates                                       (7)           (7)           (3)          (3)
   Other                                                                             -             -             -            -
Reversal of Prior Year Timing Differences - Normalized                              23            25            23           37
Miscellaneous                                                                        -             -             -            -
--------------------------------------------------------------------------------------------------------------------------------
Statutory Federal Income Taxes                                                    $585          $537          $509         $368
================================================================================================================================



                                      II-52A

CONSOLIDATED INCOME TAXES
Southern Company and Subsidiary Companies

--------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                  1989          1988          1987        1986
--------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

--------------------------------------------------------------------------------------------------------------------------------
Total Provision for Income Taxes:
   Federal                                                                        $237          $138          $133         $58
   State                                                                            34            18            18          17
   Deferred - Current Year  -  Federal                                             221           328           294         498
                            -  State                                                35            53            25          54
   Deferred - Reversal of Prior Years  -  Federal                                  (32)         (159)         (118)        (82)
                                       -  State                                      1           (16)           (3)         (5)
   Investment Tax Credits:
     Deferred                                                                       (1)           27            40         132
     Amortization -   Plant Costs Written Off                                        -             -           (20)          -
   Foreign Taxes                                                                     -             -             -           -
--------------------------------------------------------------------------------------------------------------------------------
Total Income Taxes                                                                 495           389           369         672
Less Income Taxes Charged (Credited) to -
   Other Income                                                                    (30)          (23)          (19)          -
   Disallowed Plant Costs                                                            -             -          (129)          -
--------------------------------------------------------------------------------------------------------------------------------
Income Taxes Charged to Electric Operations                                       $525          $412          $517        $672
================================================================================================================================
Statutory Federal Income Tax Rate                                                 34.0%         34.0%         40.0%       46.0%
Effective Federal Income Tax Rate Before Effect of Timing Differences             31.5%         31.5%         40.6%       46.6%
================================================================================================================================

RECONCILIATION OF FEDERAL INCOME TAXES
Southern Company and Subsidiary Companies
================================================================================================================================
For the Years Ended December 31,                                                  1989          1988          1987        1986
--------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

--------------------------------------------------------------------------------------------------------------------------------
Total Provision for Federal and Foreign Income Taxes:
Permanent Reductions in Tax Expense Resulting from Statutory                      $425          $334          $329        $606
   Exclusions from Taxable Income-
     Effect of Foreign Operations, Including Foreign Tax Credit                      -             -             -           -
     Equity Component of Allowance for Funds Used During
         Construction and Deferred Return on Plant Vogtle                           29            67           100         145
     Amortization of Investment Tax Credits:
         Deferred                                                                   16            16            19          18
         Plant Costs Written Off                                                     -             -            20           -
     Deductible Portion of Preferred Stock Dividends                                 1             1             1           1
     Difference in Depreciation Basis                                              (39)          (28)          (30)        (19)
     Plant Costs Written Off                                                         -             -           (24)          -
     Depletion of Coal Reserves Minded                                               -             -             -           2
     Other                                                                           7            20             4           7
--------------------------------------------------------------------------------------------------------------------------------
Effective Federal Income Taxes Before Effect of Timing Differences                 439           410           419         760
Reversal of Prior Year Timing Differences - Not Normalized:
   Excess of Tax Gain over Book Profit on Sales of Utility Properties                -             -             -           1
   Difference in Depreciation Basis and Rates                                       (3)           (4)           (4)        (13)
   Other                                                                             -             -            (2)          1
Reversal of Prior Year Timing Differences - Normalized                              38            36            (1)          2
Miscellaneous                                                                        -             -            (1)         (1)
--------------------------------------------------------------------------------------------------------------------------------
Statutory Federal Income Taxes                                                    $474          $442          $411        $750
================================================================================================================================



                                     II-52B

                              ALABAMA POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Alabama Power Company 1996 Annual Report

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

February 12, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Alabama Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Alabama Power Company (an Alabama corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1996 and 1995, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages II-62 through II-79) referred to above present fairly, in all material respects, the financial position of Alabama Power Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
Birmingham, Alabama
February 12, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
Alabama Power Company 1996 Annual Report

RESULTS OF OPERATIONS

Earnings

Alabama Power Company's 1996 net income after dividends on preferred stock was $371 million, representing a $10.6 million (2.9 percent) increase from the prior year. This improvement can be attributed to an increase in retail energy sales of 2.7 percent from 1995 levels and lower net interest charges compared to the prior year. This improvement was partially offset by a 4.4 percent increase in operating costs.

    In 1995, earnings were $361 million, representing a 1.3 percent increase from the prior year. This increase was due to an increase in retail energy sales of 4.7 percent, brought about by extreme summer weather. This improvement was partially offset by a 2.6 percent increase in operating costs.

    The return on average common equity for 1996 was 13.75 percent compared to
13.61 percent in 1995, and 13.86 percent in 1994.

Revenues

Total revenues for 1996 were $3.1 billion, reflecting a 3.2 percent increase from 1995. The following table summarizes the principal factors that affected operating revenues for the past three years:

                                    Increase (Decrease)
                                      From Prior Year
                          ----------------------------------------
                               1996         1995          1994
                          ----------------------------------------
                                      (in thousands)
   Retail --
       Change in
           base rates        $(19,380)    $    990      $  --
       Unbilled
           adjustment             --           --       28,000
       Sales growth            61,765       18,174      45,304
       Weather                (29,660)      54,888     (39,964)
       Fuel cost recovery
           and other          (30,846)      35,235     (84,344)
   ---------------------------------------------------------------
   Total retail               (18,121)     109,287     (51,004)
   ---------------------------------------------------------------
   Sales for resale --
       Non-affiliates          21,529       15,380      (9,345)
       Affiliates              88,890      (37,032)    (17,213)
   ---------------------------------------------------------------
   Total sales for resale     110,419      (21,652)    (26,558)
   Other operating
       revenues                 3,703        1,997       5,095
   ---------------------------------------------------------------
   Total operating
       revenues              $ 96,001     $ 89,632    $(72,467)
   ---------------------------------------------------------------
   Percent change                 3.2%         3.1%       (2.4)%
   ---------------------------------------------------------------

    Retail revenues of $2.5 billion in 1996 decreased $18 million (0.7 percent) from the prior year, compared with an increase of $109 million (4.6 percent) in 1995. Lower fuel cost recovery was the primary reason for the decrease in 1996 retail revenues as compared to 1995. The hot weather during the summer of 1995 and higher fuel cost recovery were the primary reasons for the increase in retail revenues over 1994. Fuel revenues generally represent the direct recovery of fuel expense, including the fuel component of purchased energy, and therefore have no effect on net income.

    Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. These capacity and energy

Alabama Power Company 1996 Annual Report

components, as well as the components of the sales to affiliated companies, were:

                      1996           1995           1994
                  -------------------------------------------
                                (in thousands)

   Capacity         $159,488       $158,825       $165,063
   Energy            315,925        209,376        222,579
   ----------------------------------------------------------
   Total            $475,413       $368,201       $387,642
   ----------------------------------------------------------

    Capacity revenues from non-affiliates remained relatively constant over the past three years. Sales to affiliated companies within the Southern electric system will vary from year to year depending on demand, the availability, and the variable production cost of generating resources at each company.

    Kilowatt-hour (KWH) sales for 1996 and the percent change by year were as follows:

                          KWH             Percent Change
                      -------------------------------------------
                        1996       1996       1995         1994
                      -------------------------------------------
                      (millions)

Residential              14,594     1.5%       9.1%      (1.7)%
Commercial*              10,904     8.6        4.1        3.4
Industrial*              19,999     0.7        2.0        3.2
Other                       193     3.1        0.5        1.1
                      ----------
Total retail             45,690     2.7        4.7        3.3
Sales for resale -
   Non-affiliates         9,491    18.0       18.8       (5.2)
   Affiliates            10,292    53.5      (20.5)       4.3
                      ----------
Total                    65,473    10.5%       2.6%       2.4%
-----------------------------------------------------------------
*The KWH sales for 1996 reflect a reclassification of approximately 200 customers from industrial to commercial, which resulted in a shift of 473 million KWH. Absent the reclassification, the percentage change in KWH sales for commercial and industrial would have been 3.9% and 3.1%, respectively.

    The increase in 1996 retail energy sales was primarily due to the strength of business and economic conditions in the company's service area. The 1995 retail sales growth was the result of hotter-than-normal summer weather and a strong economy in the company's service territory. Assuming normal weather, sales to retail customers are projected to grow approximately 2.7 percent annually on average during 1997 through 2002.

Expenses

Total operating expenses of $2.5 billion for 1996 were up $105 million or 4.4 percent compared with 1995. The major components of this increase include $85 million in fuel costs, $15 million in maintenance expense, and $17 million in depreciation and amortization offset by a decrease in purchased power of $15 million.

    Total operating expenses of $2.4 billion for 1995 were up 2.6 percent compared with the prior year. This increase was primarily due to higher other operation expenses and increased purchased power. This was somewhat offset by decreases in fuel costs and maintenance expenses.

    Fuel costs constitute the single largest expense for the company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net KWH generated were as follows:

                                  ----------------------------
                                   1996      1995       1994
                                  ----------------------------
Total generation
    (billions of KWHs)                 65       58       57
Sources of generation
    (percent) --
       Coal                            72       73       68
       Nuclear                         20       19       23
       Hydro                            8        8        9
Average cost of fuel per net
    KWH generated
      (cents) --
        Coal                         1.71     1.71      1.92
        Nuclear                      0.50     0.50      0.49

Total                                1.46     1.48      1.56
--------------------------------------------------------------
Note:  Oil & Gas comprise less than 0.5% of generation.

    Fuel expense increased in 1996 by $85 million or 10.8 percent. This increase can be attributed to higher generation. Fuel expense decreased in 1995 by $10 million or 1.3 percent. This decrease resulted from lower average cost of fuel consumed.

    Purchased power consists primarily of purchases from the affiliates of the Southern electric system. Purchased power transactions among the company and its affiliates will vary from period to period depending on demand, the

Alabama Power Company 1996 Annual Report

availability, and the variable production cost of generating resources at each company. Total KWH purchases declined 9.3 percent from the prior year.

    The increase in maintenance expenses for 1996 is due to increased nuclear expenses, primarily outage related accruals. The decrease in 1995 over 1994 reflects the establishment in 1994 of the Natural Disaster Reserve. See Note 1 to the financial statements under "Natural Disaster Reserve" for additional information.

    Depreciation and amortization expense increased 5.6 percent in 1996 and 3.6 percent in 1995. These increases reflect additions to utility plant.

    The company contributed $6.8 million to the Alabama Power Foundation, Inc. in 1996, which represents a decrease of $4.7 million from the previous year. The Foundation makes distributions to qualified entities which are organized exclusively for charitable, educational, literary, and scientific purposes.

    The decline in net interest charges in 1996 by $11 million (4.5 percent) was due primarily to a charge of $10 million in 1995 to the amortization of debt discount, premium, and expense net, pursuant to an Alabama Public Service Commission (APSC) order. See Note 3 to the financial statements under "Retail Rate Adjustment Procedures" for additional details. Total net interest charges and preferred stock dividends increased 12.2 percent in 1995. This increase results from (i) interest on interim obligations which rose due to higher average interest rates on an increased average amount of short-term debt outstanding and (ii) amortization of debt discount, premium, and expense net, pursuant to such order.

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

    Future earnings in the near term will depend upon growth in electric sales, which are subject to a number of factors. Traditionally, these factors have included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the company's service area. However, the Energy Policy Act of 1992 (Energy Act) is having a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The company is aggressively working to maintain and expand its share of wholesale business in the Southeastern power markets.

     Various federal and state initiatives designed to promote wholesale and retail competition, among other things, include proposals that would allow customers to choose their electricity provider. As the initiatives materialize, the structure of the utility industry could radically change. Certain initiatives could result in a change in the ownership and/or operation of generation and transmission facilities. Numerous issues must be resolved, including significant ones relating to transmission pricing and recovery of stranded investments. Being a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation. Unless the company remains a low-cost producer and provides quality service, the company's retail energy sales growth could be limited, and this could significantly erode earnings.

Alabama Power Company 1996 Annual Report

new markets that evolve with the changing regulation. Conversely, unless the company remains a low-cost producer and provides quality service, the company's retail energy sales growth could be limited, and this could significantly erode earnings.

    The addition of four combustion turbine generating units in May 1996 increased related operation and maintenance expenses and depreciation expenses. These additions are to ensure reliable service to customers during critical peak times.

    Rates to retail customers served by the company are regulated by the APSC. Rates for the company can be adjusted periodically within certain limitations based on earned retail rate of return compared with an allowed return. In June 1995, the APSC issued an order granting the company's request for gradual adjustments to move toward parity among customer classes. This order also calls for a moratorium on any periodic retail rate increases (but not decreases) until 2001.

    In December 1995, the APSC issued an order authorizing the company to reduce balance sheet items -- such as plant and deferred charges -- at any time the company's actual base rate revenues exceed the budgeted revenues. See Note 3 to the financial statements for information about this and other matters.

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry -- including the company -- regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the Financial Accounting Standards Board (FASB) has decided to review the accounting for liabilities related to closure and removal of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of closing and removing the company's nuclear and other facilities may be required to be recorded as liabilities in the Balance Sheets. Also, the annual provisions for such costs could change. Because of the company's current ability to recover closure and removal costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

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

FINANCIAL CONDITION

Overview

The company's financial condition remained stable in 1996. This stability is the continuation over recent years of growth in energy sales and cost control measures combined with a significant lowering of the cost of capital, achieved through the refinancing and/or redemption of higher-cost long-term debt and preferred stock.

    The company had gross property additions of $425 million in 1996. The majority of funds needed for gross property additions for the last several years have been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. The Statements of Cash Flows provide additional details.

Capital Structure

The company's ratio of common equity to total capitalization -- including short-term debt -- was 45.3 percent in 1996, compared with 45.0 percent in 1995, and 45.9 percent in 1994.

    In January 1996, Alabama Power Capital Trust I (Trust I), of which the company owns all of the common securities, issued $97 million of 7.375 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust I are $100 million aggregate principal amount of the company's 7.375 percent junior subordinated notes due March 31, 2026. Additionally, in November

Alabama Power Company 1996 Annual Report

1996, the company issued through public authorities $21 million of pollution control revenue refunding bonds.

    In January 1997, Alabama Power Capital Trust II (Trust II), of which the company owns all of the common securities, issued $200 million of 7.60 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust II are $206 million aggregate principal amount of the company's 7.60 percent junior subordinated notes due December 31, 2036. A portion of the proceeds of the January 1997 issuance will be used for the redemption of $100 million of preferred stock in February 1997.

    The company's current securities ratings are as follows:

                              Duff &                 Standard
                              Phelps     Moody's     & Poor's
                             ----------------------------------
   First Mortgage Bonds        AA-          A1           A+
   Company Obligated
     Mandatorily
     Redeemable
     Preferred Securities       A+          a2           A
   Preferred Stock              A+          a2           A
   ------------------------------------------------------------

Capital Requirements

Capital expenditures are estimated to be $425 million for 1997, $519 million for 1998, and $622 million for 1999. The total is $1.6 billion for the three years. Actual capital costs may vary from this estimate because of factors such as changes in business conditions; revised load growth projections; changes in environmental regulations; changes in the existing nuclear plant to meet new regulatory requirements; increasing cost of labor, equipment, and materials; and cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

    The company has entered into agreements with two of its industrial customers to locate cogeneration facilities at their premises. These facilities will provide process steam to the respective customers concurrent with the production of electricity for use on the company's electric system. Each facility, which is primarily composed of a combustion turbine, will have approximately 100 megawatts of electric capacity and will serve as a base load resource for the company. These facilities are expected to be placed in service in 1999 at a total cost of approximately $90 million. In addition, significant construction of transmission and distribution facilities and upgrading of generating plants will continue.

Other Capital Requirements

In addition to the funds needed for the capital budget, approximately $220 million will be required by the end of 1999 for maturities of first mortgage bonds. Also, the company will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- impacts Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and affected 28 generating units of Southern Company. As a result of Southern Company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

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

   Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. This compliance strategy resulted in unused emission allowances being banked for later use. Construction expenditures for Phase I compliance totaled approximately $25 million for the company.

    For Phase II sulfur dioxide compliance, the company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization

Alabama Power Company 1996 Annual Report

equipment at selected plants. Also equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as required to meet Phase II limits. Therefore, the current compliance strategy could require total Phase II estimated construction expenditures of approximately $40 million, of which $30 million remains to be spent. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

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

   The EPA and state environmental regulatory agencies are reviewing and evaluating various matters including: revisions to the ambient air standards for ozone and particulate matter; emission control strategies for ozone nonattainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

    The company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the company could incur costs to clean up properties. The company conducts studies to determine the extent of any required cleanup costs and has recognized in the financial statements costs to clean up known sites.

   Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of Southern Company's operations. The full impact of any such changes cannot be determined at this time.

   Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect Southern Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

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

STATEMENTS OF INCOME
For the Years Ended December 31, 1996, 1995, and 1994
Alabama Power Company 1996 Annual Report



=======================================================================================================================
                                                                               1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
Operating Revenues (Notes 1, 3 and 7):
Revenues                                                                 $2,904,155       $2,897,044        $2,770,380
Revenues from affiliates                                                    216,620          127,730           164,762
-----------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                  3,120,775        3,024,774         2,935,142
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                      877,076          791,819           801,948
  Purchased power from non-affiliates                                        36,813           30,065            15,158
  Purchased power from affiliates                                            91,500          112,826           100,888
  Other                                                                     505,884          501,876           458,917
Maintenance                                                                 258,482          243,218           262,102
Depreciation and amortization                                               320,102          303,050           292,420
Taxes other than income taxes                                               186,172          185,620           183,425
Federal and state income taxes (Note 8)                                     228,108          230,982           224,280
-----------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                  2,504,137        2,399,456         2,339,138
-----------------------------------------------------------------------------------------------------------------------
Operating Income                                                            616,638          625,318           596,004
Other Income (Expense):
Allowance for equity funds used during construction (Note 1)                      -            1,649             3,239
Income from subsidiary (Note 6)                                               3,851            4,051             3,588
Charitable foundation                                                        (6,800)         (11,542)          (13,500)
Interest income                                                              28,318           13,768            16,944
Other, net                                                                  (39,053)         (21,536)          (30,569)
Income taxes applicable to other income                                      22,400           14,142            16,834
----------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges and Other                                    625,354          625,850           592,540
-----------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
Interest on long-term debt                                                  169,390          180,714           178,045
Allowance for debt funds used during construction (Note 1)                   (6,480)          (7,067)           (3,548)
Interest on interim obligations                                              20,617           16,917             5,939
Amortization of debt discount, premium, and expense, net                      9,508           20,259             9,623
Other interest charges                                                       27,510           27,064            19,908
Distributions on preferred securities of
    Alabama Power Capital Trust I (Note 9)                                    6,717                -                 -
-----------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                             227,262          237,887           209,967
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                                  398,092          387,963           382,573
Dividends on Preferred Stock                                                 26,602           27,069            26,235
-----------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                            $  371,490       $  360,894        $  356,338
=======================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1996, 1995, and 1994
Alabama Power Company 1996 Annual Report


================================================================================================================================
                                                                                          1996           1995            1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in thousands)
Operating Activities:
Net income                                                                         $ 398,092      $ 387,963      $  382,573
Adjustments to reconcile net income to net
   cash provided by operating activities --
       Depreciation and amortization                                                 383,438        371,382         359,791
       Deferred income taxes and investment tax credits                               16,585         32,627         (32,613)
       Allowance for equity funds used during construction                                 -         (1,649)         (3,239)
       Other, net                                                                     21,563         33,244          28,656
       Changes in certain current assets and liabilities --
          Receivables, net                                                             3,958        (54,209)         19,390
          Inventories                                                                 36,234         18,425         (38,946)
          Payables                                                                     1,006        (63,656)        (21,240)
          Taxes accrued                                                               (5,756)           551           6,856
          Energy cost recovery, retail                                                25,771          1,177          16,907
          Other                                                                       (7,111)       (15,895)        (14,235)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                          873,780        709,960         703,900
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                            (425,024)      (551,781)       (536,785)
Other                                                                                (61,119)       (53,321)        (26,632)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                              (486,143)      (605,102)       (563,417)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Company obligated mandatorily redeemable preferred securities                    97,000              -               -
     First mortgage bonds                                                                  -              -         150,000
     Other long-term debt                                                             21,000        131,500         208,720
Retirements:
     First mortgage bonds                                                            (83,797)             -         (20,387)
     Other long-term debt                                                            (21,907)      (132,291)       (305,380)
Interim obligations, net                                                             (25,163)       210,134         139,882
Payment of preferred stock dividends                                                 (26,665)       (27,118)        (25,431)
Payment of common stock dividends                                                   (347,500)      (285,000)       (268,000)
Miscellaneous                                                                         (3,634)        (4,143)         (8,444)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                              (390,666)      (106,918)       (129,040)
--------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                                    (3,029)        (2,060)         11,443
Cash at Beginning of Year                                                             12,616         14,676           3,233
--------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                                $   9,587     $   12,616      $  183,445
================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest and other (net of amount capitalized)                                $ 193,871      $ 189,268      $  183,445
     Income taxes                                                                    195,214        172,777         231,831
--------------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1996 and 1995
Alabama Power Company 1996 Annual Report


==========================================================================================
ASSETS                                                                  1996          1995
------------------------------------------------------------------------------------------
                                                                           (in thousands)
Utility Plant:
Plant in service, at original cost (Note 1)                      $10,806,921   $10,430,792
Less accumulated provision for depreciation                        4,113,622     3,838,093
 ------------------------------------------------------------------------------------------
                                                                   6,693,299     6,592,699
Nuclear fuel, at amortized cost                                      123,862       100,537
Construction work in progress                                        256,802       362,768
 ------------------------------------------------------------------------------------------
Total                                                              7,073,963     7,056,004
------------------------------------------------------------------------------------------
Other Property and Investments:
Southern Electric Generating Company, at equity (Note 6)              26,032        27,232
Nuclear decommissioning trusts (Note 1)                              148,760       108,368
Miscellaneous                                                         20,243        19,156
------------------------------------------------------------------------------------------
Total                                                                195,035       154,756
------------------------------------------------------------------------------------------
Current Assets:
Cash                                                                   9,587        12,616
Receivables-
  Customer accounts receivable                                       334,150       355,833
  Other accounts and notes receivable                                 28,524        28,082
  Affiliated companies                                                47,630        41,819
  Accumulated provision for uncollectible accounts                    (1,171)       (1,212)
Refundable income taxes                                                5,856         2,635
Fossil fuel stock, at average cost                                    81,704       106,627
Materials and supplies, at average cost                              167,792       179,103
Prepayments                                                          131,870       116,331
Vacation pay deferred                                                 28,369        29,458
------------------------------------------------------------------------------------------
Total                                                                834,311       871,292
------------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 8)                    410,010       436,837
Debt expense, being amortized                                          7,398         7,648
Premium on reacquired debt, being amortized                           84,149        89,967
Uranium enrichment decontamination and decommissioning fund (Note 1)  37,490        40,282
Miscellaneous                                                         91,490        87,574
------------------------------------------------------------------------------------------
Total                                                                630,537       662,308
------------------------------------------------------------------------------------------
Total Assets                                                     $ 8,733,846   $ 8,744,360
==========================================================================================
The accompanying notes are an integral part of these balance sheets.

BALANCE SHEETS
At December 31, 1996 and 1995
Alabama Power Company 1996 Annual Report

============================================================================================
CAPITALIZATION AND LIABILITIES                                             1996         1995
--------------------------------------------------------------------------------------------
                                                                          (in thousands)
Capitalization (See accompanying statements):
Common stock equity                                                  $2,714,277   $2,690,374
Preferred stock                                                         340,400      440,400
Company obligated mandatorily redeemable preferred securities of
    Alabama Power
    Capital Trust I holding Company Junior
    Subordinated Notes (Note 9)                                          97,000            -
Long-term debt                                                        2,354,006    2,374,948
--------------------------------------------------------------------------------------------
Total                                                                 5,505,683    5,505,722
--------------------------------------------------------------------------------------------
Current Liabilities:
Preferred stock due within one year (Note 11)                           100,000            -
Long-term debt due within one year (Note 11)                             20,753       84,682
Commercial paper                                                        364,853      390,016
Accounts payable-
  Affiliated companies                                                   64,307       76,326
  Other                                                                 182,563      182,401
Customer deposits                                                        32,003       30,353
Taxes accrued-
  Federal and state income                                               35,638       13,599
  Other                                                                  15,271       18,158
Interest accrued                                                         51,941       53,527
Vacation pay accrued                                                     28,369       29,458
Miscellaneous                                                            96,485       70,543
--------------------------------------------------------------------------------------------
Total                                                                   992,183      949,063
--------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                            1,177,687    1,191,591
Accumulated deferred investment tax credits                             294,071      305,372
Prepaid capacity revenues, net (Note 7)                                 122,496      131,186
Uranium enrichment decontamination and decommissioning fund (Note 1)     33,741       36,620
Deferred credits related to income taxes (Note 8)                       364,792      386,038
Natural disaster reserve (Note 1)                                        20,757       17,959
Miscellaneous                                                           222,436      220,809
--------------------------------------------------------------------------------------------
Total                                                                 2,235,980    2,289,575
--------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 3, 4, 5, 6, 7, and 12)
Total Capitalization and Liabilities                                 $8,733,846   $8,744,360
============================================================================================
The accompanying notes are an integral part of these balance sheets.

STATEMENTS OF CAPITALIZATION
At December 31, 1996 and 1995
Alabama Power Company 1996 Annual Report

===================================================================================================================================
                                                                                     1996            1995        1996         1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)      (percent of total)
Common Stock Equity:
Common stock, par value $40 per share --
     Authorized --  6,000,000 shares
     Outstanding -- 5,608,955 shares in
         1996 and 1995                                                         $  224,358      $  224,358
Paid-in capital                                                                 1,304,645       1,304,645
Premium on preferred stock                                                            146             146
Retained earnings (Note 13)                                                     1,185,128       1,161,225
-----------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                                       2,714,277       2,690,374        49.3%        48.9%
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$1 par value --
     Authorized -- 27,500,000 shares
     Outstanding -- 12,020,200 shares
         $25 stated capital --
            6.40%                                                                  50,000          50,000
            6.80%                                                                  38,000          38,000
            7.60%                                                                 150,000         150,000
            Adjustable rate
                5.17% - at January 1, 1997                                         50,000          50,000
         $100 stated capital --
            Auction rate - 4.09% at January 1, 1997                                50,000          50,000
         $100,000 stated capital --
            Auction rate - 4.01% at January 1, 1997                                20,000          20,000
$100 par value --
     Authorized -- 3,850,000 shares
     Outstanding -- 824,000 shares
         4.20% to 4.52%                                                            41,400          41,400
         4.60% to 4.92%                                                            29,000          29,000
         5.96% to 6.88%                                                            12,000          12,000
-----------------------------------------------------------------------------------------------------------------------------------
Total cumulative preferred stock (annual dividend
    requirement -- $26,500,000)                                                   440,400         440,400
Less amount due within one year (Note 11)                                         100,000               -
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock excluding amount due within one year                   340,400         440,400         6.2          8.0
-----------------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
  Redeemable Preferred Securities (Note 9):
    $25 liquidation value -- 7.375%                                                97,000               -
-----------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $7,154,000)                              97,000               -         1.7            -
-----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
     Maturity                                           Interest Rates
March 1, 1996                                           4 1/2%                          -          60,000
     February 1, 1998                                   5 1/2%                     50,000          50,000
     August 1, 1999                                     6 3/8%                    170,000         170,000
     March 1, 2000                                      6%                        100,000         100,000
     2002 through 2007                                  6 3/4% to 7 1/4%          575,000         575,000
     2021 through 2024                                  7.30% to 9 1/4%         1,021,059       1,044,856
-----------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                      1,916,059       1,999,856
Pollution control obligations                                                     476,140         476,140
Other long-term debt                                                                8,056           8,963
Unamortized debt premium (discount), net                                          (25,496)        (25,329)
-----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $171,420,000)                                               2,374,759       2,459,630
Less amount due within one year (Note 11)                                          20,753          84,682
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                             2,354,006       2,374,948        42.8         43.1
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                           $5,505,683      $5,505,722       100.0%       100.0%

===================================================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1996, 1995, and 1994
Alabama Power Company 1996 Annual Report

========================================================================================================
                                                                       1996          1995          1994
--------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)

Balance at Beginning of Year                                     $1,161,225    $1,085,256    $  997,199
Net income after dividends on preferred stock                       371,490       360,894       356,338
Cash dividends on common stock                                     (347,500)     (285,000)     (268,000)
Preferred stock transactions, net                                        (7)            -          (118)
Other adjustments to retained earnings                                  (80)           75          (163)
--------------------------------------------------------------------------------------------------------
Balance at End of Year (Note 13)                                 $1,185,128    $1,161,225    $1,085,256
========================================================================================================
The accompanying notes are an integral part of these statements.



NOTES TO FINANCIAL STATEMENTS
Alabama Power Company 1996 Annual Report

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Alabama Power Company (the company) is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), The Southern Development and Investment Group (Southern Development), and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four southeastern states. Contracts among the companies -- dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Energy designs, builds, owns and operates power production and delivery facilities and provides a broad range of energy related services in the United States and international markets. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Development develops new business opportunities related to energy products and services.

    Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The company is also subject to regulation by the FERC and the Alabama Public Service Commission
(APSC). The company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the respective regulatory commissions. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates, and the actual results may differ from those estimates.

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

                                          1996          1995
                                       -------------------------
                                            (in thousands)
Deferred income taxes                    $ 410,010    $ 436,837
Premium on reacquired debt                  84,149       89,967
Department of Energy assessments            37,490       40,282
Vacation pay                                28,369       29,458
Work force reduction costs                  45,969       48,402
Deferred income tax credits               (364,792)    (386,038)
Natural disaster reserve                   (20,757)     (17,959)
Other, net                                  45,521       39,172
----------------------------------------------------------------
Total                                    $ 265,959    $ 280,121
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

    The company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1996, uncollectible accounts continued to average less than 1 percent of revenues.

Alabama Power Company 1996 Annual Report

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $64 million in 1996, $54 million in 1995, and $65 million in 1994. The company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel. Although disposal was scheduled to begin in 1998, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2010 and 2013 at Plant Farley units 1 and 2, respectively.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This assessment will be paid over a 15- year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The company estimates its remaining liability at December 31, 1996, under this law to be approximately $37 million. This obligation is recognized in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.3 percent in 1996 and 3.2 percent in 1995 and 1994. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of decommissioning nuclear facilities and removal of other facilities.

    In 1988, the Nuclear Regulatory Commission (NRC) adopted regulations requiring all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The company has established external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over periods approved by the APSC. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. The company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

    Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs -- at December 31, 1996, for Plant Farley were as follows:

    Site study basis (year)                          1993

    Decommissioning periods:
        Beginning year                               2017
        Completion year                              2029
    -----------------------------------------------------------
                                                (in millions)
    Site study costs:
        Radiated structures                        $  489
        Non-radiated structures                        89
    -----------------------------------------------------------
    Total                                          $  578
    ===========================================================
                                                (in millions)
    Ultimate costs:
        Radiated structures                        $1,504
        Non-radiated structures                       274
    -----------------------------------------------------------
    Total                                          $1,778
    ===========================================================

                                                (in millions)
    Amount expensed in 1996                        $   18
    -----------------------------------------------------------

    Accumulated provisions:
        Balance in external trust funds            $  149
        Balance in internal reserves                   47
    -----------------------------------------------------------
    Total                                          $  196
    ===========================================================

    Significant assumptions:
        Inflation rate                                4.5%
        Trust earning rate                            7.0
    -----------------------------------------------------------

    Annual provisions for nuclear decommissioning are based on an annuity method as approved by the APSC. All of the company's decommissioning costs are approved for ratemaking.

    The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary

Alabama Power Company 1996 Annual Report

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

Allowance For Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rate used to determine the amount of allowance was 5.8 percent in 1996, 7.1 percent in 1995, and 7.9 percent in 1994. AFUDC, net of income tax, as a percent of net income after dividends on preferred stock was 1.1 percent in 1996, 1.7 percent in 1995 and 1.5 percent in 1994.

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

Financial Instruments

The company's only financial instruments for which the carrying amount did not approximate fair value at December 31 are as follows:

                                       Carrying         Fair
                                        Amount         Value
                                      -------------------------
                                             (in millions)
   Long-term debt:
     At December 31, 1996               $2,367         $2,420
     At December 31, 1995               $2,451         $2,577
   Preferred Securities:
     At December 31, 1996                   97             94
     At December 31, 1995                    -              -
   ------------------------------------------------------------

    The fair value for long-term debt and preferred securities was based on either closing market prices or closing prices of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Natural Disaster Reserve

In September 1994, in response to a request by the company, the APSC issued an order allowing the company to establish a Natural Disaster Reserve. Regulatory treatment allows the company to accrue $250 thousand per month, until the maximum accumulated provision of $32 million is attained. However, in December 1995, the APSC approved higher accruals to restore the reserve to its authorized level whenever the balance in the reserve declines below $22.4 million.

Alabama Power Company 1996 Annual Report

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

Funded Status and Cost of Benefits

The following tables show actuarial results and assumptions for pension and postretirement insurance benefits as computed under the requirements of Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:


                                                 Pension
                                            -------------------
                                               1996      1995
                                           --------------------
                                               (in millions)

  Actuarial present value of
   benefit obligations:
      Vested benefits                       $  603    $  604
      Non-vested benefits                       30        25
---------------------------------------------------------------
 Accumulated benefit obligation                633       629
  Additional amounts related to
     projected salary increases                180       173
---------------------------------------------------------------
   Projected benefit obligation                813       802
   Less:
      Fair value of plan assets              1,334     1,256
      Unrecognized net gain                   (413)     (331)
      Unrecognized prior service cost           46        21
      Unrecognized transition asset            (40)      (45)
---------------------------------------------------------------
Prepaid asset recognized in the
      Balance Sheets                        $  114    $   99
===============================================================


                                            Postretirement
                                               Benefits
                                        ----------------------
                                          1996       1995
                                        ----------------------
                                           (in millions)

   Actuarial present value of
      benefit obligation:
        Retirees and dependents            $116       $103
        Employees eligible to retire         28         31
        Other employees                      98        104
   -----------------------------------------------------------
   Accumulated benefit obligation           242        238
   Less:
      Fair value of plan assets             108         89
      Unrecognized net loss                  15         23
      Unrecognized transition
        obligation                           65         72
   -----------------------------------------------------------
   Accrued liability recognized
      in the Balance Sheets                $ 54       $ 54
   ===========================================================

    In 1995, the system companies announced a cost sharing program for postretirement benefits. The program establishes limits on amounts the company will pay to provide future retiree postretirement benefits. This change reduced the 1995 accumulated postretirement benefit obligation by approximately $41 million.

Alabama Power Company 1996 Annual Report

    The weighted average rates assumed in the actuarial calculations were:

                                1996       1995      1994
                              -------------------------------

   Discount                      7.8%       7.3%      8.0%
   Annual salary increase        5.3        4.8       5.5
   Long-term return on
      plan assets                8.5        8.5       8.5
   ----------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.3 percent for 1996, decreasing gradually to 5.8 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation as of December 31, 1996, by $20 million and the aggregate of the service and interest cost components of the net retiree cost by $2 million.

    Components of the plans' net cost are shown below:

                                               Pension
   ----------------------------------------------------------------
                                         1996     1995       1994
                                    -------------------------------
                                            (in millions)
   Benefits earned during
      the year                        $  21.5   $  21.2   $  20.8
   Interest cost on projected
       benefit obligation                59.5      54.3      51.2
   Actual (return) loss on plan
       assets                          (148.9)   (236.3)     23.5
   Net amortization and deferral         43.8     136.9    (116.2)
   ----------------------------------------------------------------
   Net pension cost (income)          $ (24.1)  $ (23.9)  $ (20.7)
   ================================================================

         Of the above net pension income, $20.3 million in 1996, $17.1 million in 1995, and $15.7 million in 1994 were recorded as credits to operating expenses, and the remainder was recorded as credits to construction and other accounts.

                                           Postretirement
                                              Benefits
                                         --------------------
                                          1996   1995   1994
                                         --------------------
                                            (in millions)

Benefits earned during the year            $ 5    $ 7    $ 8
Interest cost on accumulated
   benefit obligation                       17     18     18
Amortization of transition
   obligation                                4      7      6
Actual (return) loss on plan
   assets                                   (7)   (10)     1
Net amortization and deferral                2      5     (4)
-------------------------------------------------------------
Net postretirement costs                   $21    $27    $29
=============================================================

    Of the above net postretirement costs recorded, $17.8 million in 1996, $22.7 million in 1995, and $23 million in 1994 were charged to operating expenses and the remainder was charged to construction and other accounts.

Work Force Reduction Programs

The company has incurred costs for work force reduction programs. The costs related to these programs were $26.7 million, $14.3 million and $8.2 million for the years 1996, 1995 and 1994, respectively. In addition, certain costs of these programs were deferred and are being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $46.0 million at December 31, 1996.

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

Alabama Power Company 1996 Annual Report

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

Appliance Warranty Litigation

In 1996, legal actions against the company were filed in several counties in Alabama charging the company with fraud and non-compliance with regulatory statutes relating to the offer, sale, and financing of "extended service contracts" in connection with the sale of electric appliances. Some of these suits were filed as class actions, while others were filed on behalf of multiple individual plaintiffs. The plaintiffs seek damages for an unspecified amount. The company has offered extended service agreements to its customers since January 1984, and approximately 175,000 extended service agreements could be involved in these proceedings. The final outcome of these cases cannot now be determined.

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

    If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings, as well as certain other contracts that reference these proceedings in determining return on common equity, and if refunds were ordered, the amount of refunds could range up to approximately $160 million at December 31, 1996 for Southern Company, of which the company's portion would be approximately $76 million. However, management believes that rates are not excessive, and that refunds are not justified.

4.   CAPITAL BUDGET

The company's capital expenditures are currently estimated to total $425 million in 1997, $519 million in 1998, and $622 million in 1999. The capital budget is subject to periodic review and revision, and actual capital cost incurred may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth projections; changes in environmental regulations; changes in the existing nuclear plant to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 1996, significant purchase commitments were outstanding in connection with the construction program. The company has entered into agreements with two of its industrial customers to locate cogeneration facilities at their premises. These facilities will provide process steam to the respective customers concurrent with the production of electricity for use on the company's electric system. Each facility, which is primarily composed of a combustion turbine, will have approximately 100 megawatts of electric capacity and will serve as a base load resource for the company. These facilities are expected to be placed in service in 1999 at a total cost of approximately $90 million. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading of generating plants.

Alabama Power Company 1996 Annual Report

5.   FINANCING, INVESTMENT, AND COMMITMENTS

General

To the extent possible, the company's construction program is expected to be financed primarily from internal sources. Short-term debt is often utilized and the amounts available are discussed below. The company may issue additional long-term debt and preferred securities for the purposes of debt maturities, redeeming higher-cost securities, and meeting additional capital requirements.

Financing

The ability of the company to finance its capital budget depends on the amount of funds generated internally and the funds it can raise by external financing. The company's primary sources of external financing are sales of first mortgage bonds and preferred stock to the public and receipt of additional paid-in capital from Southern Company. In order to issue additional first mortgage bonds and preferred stock, the company must comply with certain earnings coverage requirements contained in its mortgage indenture and corporate charter. The most restrictive of these provisions requires, for the issuance of additional first mortgage bonds, that before-income-tax earnings, as defined, cover pro forma annual interest charges on outstanding first mortgage bonds at least twice; and for the issuance of additional preferred stock, that gross income available for interest cover pro forma annual interest charges and preferred stock dividends at least one and one-half times. The company's coverages are currently at a level that would permit any necessary amount of security sales at current interest and dividend rates.

Bank Credit Arrangements

The company, along with Southern Company and Georgia Power Company, has entered into agreements with several banks outside the service area to provide $400 million of revolving credit to the companies through June 30, 1999. To provide liquidity support for commercial paper programs, the company and Georgia Power Company have exclusive right to $135 million and $165 million, respectively, of the available credit. However, the allocations can be changed among the borrowers by notifying the respective banks. The companies have the option of converting the short-term borrowings into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements require payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

    Additionally, the company maintains committed lines of credit in the amount of $680 million (including $208 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) which expire at various times during 1997 and, in certain cases, provide for average annual compensating balances. Because the arrangements are based on an average balance, the company does not consider any of its cash balances to be restricted as of any specific date. Moreover, the company borrows from time to time pursuant to arrangements with banks for uncommitted lines of credit.

    At December 31, 1996, the company had regulatory approval to have outstanding up to $750 million of short-term borrowings.

Assets Subject to Lien

The company's mortgage, as amended and supplemented, securing the first mortgage bonds issued by the company, constitutes a direct lien on substantially all of the company's fixed property and franchises.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term obligations at December 31, 1996, were as follows:

Year                                Amounts
----                         -------------------
                                 (in millions)
1997                               $  808
1998                                  770
1999                                  569
2000                                  300
2001                                  317
2002 - 2013                         2,594
------------------------------------------------
Total commitments                  $5,358
================================================

Alabama Power Company 1996 Annual Report

Operating Leases

The company has entered into coal rail car rental agreements with various terms and expiration dates. At December 31, 1996, estimated minimum rental commitments for noncancellable operating leases were as follows:


                                                  Amounts
Year                                          ----------------
                                                (in millions)

1997                                                $ 3
1998                                                  3
1999                                                  3
2000                                                  3
2001                                                  3
2002- 2017                                           53
---------------------------------------------------------
Total minimum payments                              $68
==========================================================

6.   JOINT OWNERSHIP AGREEMENTS

The company and Georgia Power Company own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric generating units with a total rated capacity of 1,020 megawatts, together with associated transmission facilities. The capacity of these units is sold equally to the company and Georgia Power Company under a contract which, in substance, requires payments sufficient to provide for the operating expenses, taxes, interest expense and a return on equity, whether or not SEGCO has any capacity and energy available. The company's share of expenses totaled $75 million in 1996, $71 million in 1995 and $74 million in 1994, and is included in "Purchased power from affiliates" in the Statements of Income.

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

    At December 31, 1996, the capitalization of SEGCO consisted of $52 million of equity and $76 million of long-term debt on which the annual interest requirement is $4.7 million. SEGCO paid dividends totaling $10.1 million in 1996, $7.6 million in 1995, and $11.6 million in 1994, of which one-half of each was paid to the company. SEGCO's net income was $7.7 million, $8.1 million, and $7.2 million for 1996, 1995 and 1994, respectively.

    The company's percentage ownership and investment in jointly-owned generating plants at December 31, 1996, follows:

                             Total
                            Megawatt         Company
     Facility (Type)        Capacity        Ownership
   -------------------    ------------    -----------------

   Greene County               500            60.00% (1)
      (coal)
   Plant Miller
      Units 1 and 2          1,320            91.84% (2)
      (coal)
   --------------------------------------------------------
(1)  Jointly owned with an affiliate, Mississippi Power Company.
(2)  Jointly owned with Alabama Electric Cooperative, Inc.

                             Company         Accumulated
        Facility           Investment        Depreciation
   -------------------    --------------    ---------------
                                    (in millions)
   Greene County             $ 90                 $ 40
   Plant Miller
     Units 1 and 2            714                  296
   --------------------------------------------------------

7.   LONG-TERM POWER SALES AGREEMENTS

General

The company and the operating affiliates of Southern Company have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. The agreements for non-firm capacity expired in 1994. Other agreements -- expiring at various dates discussed below -- are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The company's capacity revenues have been as follows:

                       Unit         Other
       Year           Power       Long-Term        Total
   ----------------------------------------------------------
                                 (in millions)
       1996           $151          $ -            $151
       1995            157            -             157
       1994            152            7             159
   ----------------------------------------------------------

Alabama Power Company 1996 Annual Report

    Unit power from Plant Miller is being sold to Florida Power Corporation
(FPC), Florida Power & Light Company (FP&L), Jacksonville Electric Authority
(JEA) and the City of Tallahassee, Florida. Under these agreements, approximately 1,200 megawatts of capacity is scheduled to be sold through 1999. Thereafter, these sales will remain at that approximate level -- unless reduced by FP&L, FPC, and JEA for the periods after 1999 with a minimum of three years notice -- until the expiration of the contracts in 2010.

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

    In order to secure AMEA's advance payments and the company's performance obligation under the contracts, the company issued and delivered to an escrow agent first mortgage bonds representing the maximum amount of liquidated damages payable by the company in the event of a default under the contracts. No principal or interest is payable on such bonds unless and until a default by the company occurs. As the liquidated damages decline under the contracts, a portion of the bonds equal to the decreases are returned to the company. At December 31, 1996, $128.2 million of such bonds was held by the escrow agent under the contracts.

8.   INCOME TAXES

At December 31, 1996, the tax-related regulatory assets and liabilities were $410 million and $365 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

    Details of the federal and state income tax provisions are as follows:

                                     1996           1995           1994
                                 -------------------------------------------
                                                (in thousands)
 Total provision for income
   taxes:
   Federal --
     Currently payable           $172,911       $166,105       $219,494
     Deferred--
       current year                (6,309)        43,493        (48,153)
       reversal of prior years     18,948        (15,817)        15,932
     Deferred investment tax
       credits                          -            (75)            (1)
----------------------------------------------------------------------------
                                  185,550        193,706        187,272
----------------------------------------------------------------------------
State--
     Currently payable             16,212         18,108         20,565
     Deferred--
       current year                   697          5,117         (4,067)
       reversal of prior years      3,249            (91)         3,676
----------------------------------------------------------------------------
                                   20,158         23,134         20,174
----------------------------------------------------------------------------
Total                             205,708        216,840        207,446
Less income taxes credited
     to other income              (22,400)       (14,142)       (16,834)
----------------------------------------------------------------------------
Total income taxes
     charged to operations       $228,108       $230,982       $224,280
============================================================================

    The tax effects of temporary differences between the carrying amounts of

Alabama Power Company 1996 Annual Report

assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                          1996                 1995
                                        ------------------------------
                                                  (in millions)
Deferred tax liabilities:
     Accelerated depreciation           $  816               $  780
     Property basis differences            466                  491
     Premimum on reacquired debt            31                   31
     Other                                  51                   42
----------------------------------------------------------------------
Total                                    1,364                1,344
----------------------------------------------------------------------
Deferred tax assets:
     Capacity prepayments                   34                   35
     Other deferred costs                   27                   26
     Postretirement benefits                21                   25
     Unbilled revenue                       15                   13
     Other                                  54                   43
----------------------------------------------------------------------
Total                                      151                  142
----------------------------------------------------------------------
Net deferred tax liabilities             1,213                1,202
Portion included in current assets
     (liabilities), net                    (35)                 (10)
----------------------------------------------------------------------
Accumulated deferred income taxes
     in the Balance Sheets              $1,178               $1,192
======================================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $11 million in 1996, $12 million in 1995, and $13 million in 1994. At December 31, 1996, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                       1996     1995     1994
                                     --------------------------
 Federal statutory rate               35.0%    35.0%    35.0%
 State income tax,
   net of federal deduction            2.2      2.5      2.2
 Non-deductible book
   depreciation                        1.5      1.6      1.6
 Differences in prior years'
   deferred and current tax rates     (1.6)    (1.8)    (2.9)
 Other                                (3.0)    (1.4)    (0.7)
 --------------------------------------------------------------
 Effective income tax rate            34.1%    35.9%    35.2%
 ==============================================================

    Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

9.   COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

In January 1996, Alabama Power Capital Trust I (Trust I), of which the company owns all of the common securities, issued $97 million of 7.375 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust I are $100 million aggregate principal amount of the company's 7.375 percent junior subordinated notes due March 31, 2026.

    In January 1997, Alabama Power Capital Trust II (Trust II), of which the company also owns all of the common securities, issued $200 million of 7.60 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust II are $206 million aggregate principal amount of the company's
7.60 percent junior subordinated notes due December 31, 2036. A portion of the proceeds of the January 1997 issuance will be used for the redemption of $100 million of preferred stock in February 1997.

Alabama Power Company 1996 Annual Report

10.  OTHER LONG-TERM DEBT

Details of other long-term debt at December 31 are as follows:

                                          1996         1995
                                   --------------------------
                                        (in thousands)
   Obligations incurred in
      connection with the
      sale of tax-exempt
      pollution control revenue
      bonds by public authorities-
       Collateralized -
          5.5% to 6.5 % due
            2023-2024                 $223,040     $223,040
          Variable rates (4.15%
            to 5.0% at 1/1/97)
            due 2015-2017               89,800       89,800
       Non-collateralized -
          7.25% due 2003                 1,000        1,000
          7.4% due 2016                      -       21,000
          5.8% due 2022                  9,800        9,800
       Variable rates (4.65%
            to 5.1% at 1/1/97)
            due 2021 - 2022            152,500      131,500
--------------------------------------------------------------
                                       476,140      476,140
Capitalized lease obligations            8,056        8,963
--------------------------------------------------------------
Total                                 $484,196     $485,103
==============================================================

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

   The estimated aggregate annual maturities of other long-term debt through 2001 are as follows: $1.0 million in 1997, $1.0 million in 1998, $1.2 million in 1999, $1.1 million in 2000 and $1.0 million in 2001.

11.   SECURITIES DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt and preferred stock due within one year at December 31 is as follows:

                                                1996         1995
                                        ---------------------------
                                                 (in thousands)
    Bond improvement fund
       requirements                         $  19,410     $20,047

    First mortgage bond maturities
       and redemptions                           391       63,750
    Other long-term debt maturities
       (Note 10)                                 952          885
    ---------------------------------------------------------------
    Total long-term debt due within
       one year                               20,753       84,682
    ---------------------------------------------------------------
     Preferred stock to be reacquired        100,000            -
    ---------------------------------------------------------------
    Total                                   $120,753      $84,682
    ===============================================================

      The annual first mortgage bond improvement fund requirement is 1 percent of the aggregate principal amount of bonds of each series authenticated, so long as a portion of that series is outstanding, and may be satisfied by the deposit of cash and/or reacquired bonds, the certification of unfunded property additions or a combination thereof. The 1997 requirement of $19.4 million was satisfied by the deposit of cash in 1997, all of which was used for the redemption of outstanding first mortgage bonds. Also in early 1997, the company redeemed $391 thousand first mortgage bonds and announced the February 1997 redemption of $100 million preferred stock. The preferred stock will be redeemed with a portion of the proceeds from the January 1997 Trust II security issuance. Scheduled maturities amount to $952 thousand in connection with capitalized office building leases and a street light lease.

12.   NUCLEAR INSURANCE

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

Alabama Power Company 1996 Annual Report

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

    The company is a member of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium assessment in the event that losses exceed accumulated reserve funds. The company's maximum annual assessment per incident is limited to $9 million under the current policy.

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

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum annual assessments per incident under current policies for the company would be $15 million for excess property damage and $8 million for replacement power.

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

13.   COMMON STOCK DIVIDEND RESTRICTIONS

The company's first mortgage bond indenture contains various common stock dividend restrictions that remain in effect as long as the bonds are outstanding. At December 31, 1996, retained earnings of $796 million was restricted against the payment of cash dividends on common stock under terms of the mortgage indenture. Supplemental indentures in connection with future first mortgage bond issues may contain more stringent common stock dividend restrictions than those currently in effect.

14.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 1996 and 1995 are as follows:

                                                     Net Income
                                                       After
                                                     Dividends
       Quarter            Operating    Operating    on Preferred
        Ended             Revenues      Income         Stock
 -------------------    -----------------------------------------
                                     (in thousands)

 March 1996                $732,809     $142,052      $ 73,159
 June 1996                  779,587      151,673        95,778
 September 1996             913,308      222,523       152,589
 December 1996              695,071      100,390        49,964

 March 1995                $646,771     $122,949      $ 65,328
 June 1995                  753,053      157,685        88,926
 September 1995             938,284      233,322       167,938
 December 1995              686,666      111,362        38,702
 ----------------------------------------------------------------

The company's business is influenced by seasonal weather conditions.

SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1996 Annual Report


===========================================================================================================================
                                                                                          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                   $3,120,775    $3,024,774    $2,935,142
Net Income after Dividends
     on Preferred Stock (in thousands)                                                $371,490      $360,894      $356,338
Cash Dividends on Common Stock (in thousands)                                         $347,500      $285,000      $268,000
Return on Average Common Equity (percent)                                                13.75         13.61         13.86
Total Assets (in thousands)                                                         $8,733,846    $8,744,360    $8,459,217
Gross Property Additions (in thousands)                                               $425,024      $551,781      $536,785
---------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                 $2,714,277    $2,690,374    $2,614,405
Preferred stock                                                                        340,400       440,400       440,400
Preferred stock subject to mandatory redemption                                              -             -             -
Subsidiary obligated mandatorily redeemable preferred securities                        97,000             -             -
Long-term debt                                                                       2,354,006     2,374,948     2,455,013
---------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                       $5,505,683    $5,505,722    $5,509,818
===========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                       49.3          48.9          47.4
Preferred stock                                                                            6.2           8.0           8.0
Company obligated mandatorily redeemable preferred securities                              1.7             -             -
Long-term debt                                                                            42.8          43.1          44.6
---------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            100.0         100.0         100.0
===========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                       -             -       150,000
Retired                                                                                 83,797             -        20,387
Company Obligated Mandatorily Redeemable Preferred
     Securities (in thousands):
Issued                                                                                  97,000             -             -
Preferred Stock (in thousands):
Issued                                                                                       -             -             -
Retired                                                                                      -             -             -
---------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                A1            A1            A1
     Standard and Poor's                                                                    A+            A+             A
     Duff & Phelps                                                                         AA-            A+            A+
Preferred Stock -
     Moody's                                                                                a2            a2            a2
     Standard and Poor's                                                                     A             A            A-
     Duff & Phelps                                                                          A+             A            A-
---------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                          1,073,559     1,058,197     1,042,974
Commercial                                                                             171,827       166,480       162,239
Industrial                                                                               5,100         5,338         5,341
Other                                                                                      732           725           716
---------------------------------------------------------------------------------------------------------------------------
Total                                                                                1,251,218     1,230,740     1,211,270
===========================================================================================================================
Employees (year-end)                                                                     6,865         7,261         7,996

SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1996 Annual Report


============================================================================================================================
                                                                                         1993            1992          1991
----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                  $3,007,609      $2,846,840    $2,846,794
Net Income after Dividends
     on Preferred Stock (in thousands)                                               $346,494        $338,555      $339,666
Cash Dividends on Common Stock (in thousands)                                        $252,900        $273,300      $232,900
Return on Average Common Equity (percent)                                               13.94           14.02         14.55
Total Assets (in thousands)                                                        $8,248,683      $6,593,618    $6,549,462
Gross Property Additions (in thousands)                                              $435,843        $367,463      $397,011
----------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                $2,526,348      $2,443,493    $2,387,198
Preferred stock                                                                       440,400         489,400       484,400
Preferred stock subject to mandatory redemption                                             -               -             -
Subsidiary obligated mandatorily redeemable preferred securities                            -               -             -
Long-term debt                                                                      2,362,852       2,202,473     2,382,635
----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                      $5,329,600      $5,135,366    $5,254,233
============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                      47.4            47.6          45.4
Preferred stock                                                                           8.3             9.5           9.2
Company obligated mandatorily redeemable preferred securities                               -               -             -
Long-term debt                                                                           44.3            42.9          45.4
----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                           100.0           100.0         100.0
============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                860,000         745,000       250,000
Retired                                                                               699,788         931,797       227,695
Company Obligated Mandatorily Redeemable Preferred
     Securities (in thousands):
Issued                                                                                      -               -             -
Preferred Stock (in thousands):
Issued                                                                                158,000         150,000             -
Retired                                                                               207,000         145,000        17,500
----------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                               A1              A1            A1
     Standard and Poor's                                                                    A               A             A
     Duff & Phelps                                                                         A+               A             A
Preferred Stock -
     Moody's                                                                               a2              a2            a2
     Standard and Poor's                                                                   A-              A-            A-
     Duff & Phelps                                                                         A-              A-            A-
----------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                         1,027,130       1,012,294       997,585
Commercial                                                                            157,337         152,530       148,228
Industrial                                                                              5,391           5,434         5,496
Other                                                                                     713             704           697
----------------------------------------------------------------------------------------------------------------------------
Total                                                                               1,190,571       1,170,962     1,152,006
============================================================================================================================
Employees (year-end)                                                                    8,009           8,116         8,513



                                       II-81A

SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1996 Annual Report


=============================================================================================================================
                                                                                            1990          1989          1988
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                     $2,722,424    $2,629,354    $2,476,626
Net Income after Dividends
     on Preferred Stock (in thousands)                                                  $312,803      $311,146      $283,475
Cash Dividends on Common Stock (in thousands)                                           $220,800      $217,300      $212,700
Return on Average Common Equity (percent)                                                  14.00         14.53         14.03
Total Assets (in thousands)                                                           $6,362,293    $6,279,431    $6,180,945
Gross Property Additions (in thousands)                                                 $444,680      $459,199      $643,892
-----------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                   $2,280,590    $2,188,811    $2,094,815
Preferred stock                                                                          484,400       484,400       484,400
Preferred stock subject to mandatory redemption                                           12,500        17,500        22,500
Subsidiary obligated mandatorily redeemable preferred securities                               -             -             -
Long-term debt                                                                         2,397,931     2,435,129     2,496,492
-----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                         $5,175,421    $5,125,840    $5,098,207
=============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                         44.1          42.7          41.1
Preferred stock                                                                              9.6           9.8           9.9
Company obligated mandatorily redeemable preferred securities                                  -             -             -
Long-term debt                                                                              46.3          47.5          49.0
-----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                              100.0         100.0         100.0
=============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                         -             -       150,000
Retired                                                                                   33,122        75,650        42,445
Company Obligated Mandatorily Redeemable Preferred
     Securities (in thousands):
Issued                                                                                         -             -             -
Preferred Stock (in thousands):
Issued                                                                                         -             -       100,000
Retired                                                                                    5,000         5,000         2,500
-----------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                  A1            A1            A1
     Standard and Poor's                                                                       A             A             A
     Duff & Phelps                                                                             A             A             6
Preferred Stock -
     Moody's                                                                                  a2            a2            a2
     Standard and Poor's                                                                      A-            A-            A-
     Duff & Phelps                                                                            A-            A-             7
-----------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                              985,566       974,622       964,581
Commercial                                                                               144,340       141,265       137,955
Industrial                                                                                 5,322         5,200         5,120
Other                                                                                        690           684           678
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                  1,135,918     1,121,771     1,108,334
=============================================================================================================================
Employees (year-end)                                                                       9,473         9,698        10,302



                                       II-81B

SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1996 Annual Report


=========================================================================================================
                                                                                      1987          1986
---------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                               $2,574,634    $2,549,574
Net Income after Dividends
     on Preferred Stock (in thousands)                                            $257,239      $273,456
Cash Dividends on Common Stock (in thousands)                                     $201,100      $191,300
Return on Average Common Equity (percent)                                            13.56         15.12
Total Assets (in thousands)                                                     $5,912,000    $5,570,653
Gross Property Additions (in thousands)                                           $600,589      $553,767
---------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                             $1,946,747    $1,847,608
Preferred stock                                                                    384,400       384,400
Preferred stock subject to mandatory redemption                                     27,500        30,000
Subsidiary obligated mandatorily redeemable preferred securities                         -             -
Long-term debt                                                                   2,386,258     2,210,108
---------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                   $4,744,905    $4,472,116
=========================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                   41.0          41.3
Preferred stock                                                                        8.7           9.3
Company obligated mandatorily redeemable preferred securities                            -             -
Long-term debt                                                                        50.3          49.4
---------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                        100.0         100.0
=========================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                             200,000       125,000
Retired                                                                            108,082       405,765
Company Obligated Mandatorily Redeemable Preferred
     Securities (in thousands):
Issued                                                                                   -             -
Preferred Stock (in thousands):
Issued                                                                                   -             -
Retired                                                                              5,000        42,224
---------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                            A1            A1
     Standard and Poor's                                                                 A             A
     Duff & Phelps                                                                       6             6
Preferred Stock -
     Moody's                                                                            a2            a2
     Standard and Poor's                                                                A-            A-
     Duff & Phelps                                                                       7             7
---------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                        950,101       934,798
Commercial                                                                         134,533       130,540
Industrial                                                                           4,955         4,725
Other                                                                                  713           697
---------------------------------------------------------------------------------------------------------
Total                                                                            1,090,302     1,070,760
=========================================================================================================
Employees (year-end)                                                                10,457        10,367

                                       II-81C

Alabama Power Company 1996 Annual Report

==============================================================================================================
                                                                             1996          1995          1994
--------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                              $998,806      $997,069      $913,146
Commercial                                                                696,453       670,453       647,202
Industrial                                                                759,628       805,596       803,587
Other                                                                      13,729        13,619        13,515
--------------------------------------------------------------------------------------------------------------
Total retail                                                            2,468,616     2,486,737     2,377,450
Sales for resale - non-affiliates                                         391,669       370,140       354,760
Sales for resale - affiliates                                             216,620       127,730       164,762
--------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                3,076,905     2,984,607     2,896,972
Other revenues                                                             43,870        40,167        38,170
--------------------------------------------------------------------------------------------------------------
Total                                                                  $3,120,775    $3,024,774    $2,935,142
==============================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                            14,593,761    14,383,231    13,183,147
Commercial                                                             10,904,476    10,043,220     9,645,798
Industrial                                                             19,999,258    19,862,577    19,479,364
Other                                                                     192,573       186,848       185,876
--------------------------------------------------------------------------------------------------------------
Total retail                                                           45,690,068    44,475,876    42,494,185
Sales for resale - non-affiliates                                       9,491,237     8,046,189     6,775,176
Sales for resale - affiliates                                          10,292,066     6,705,174     8,432,533
--------------------------------------------------------------------------------------------------------------
Total                                                                  65,473,371    59,227,239    57,701,894
==============================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                  6.84          6.93          6.93
Commercial                                                                   6.39          6.68          6.71
Industrial                                                                   3.80          4.06          4.13
Total retail                                                                 5.40          5.59          5.59
Sales for resale                                                             3.07          3.38          3.42
Total sales                                                                  4.70          5.04          5.02
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                          13,705        13,686        12,746
Residential Average Annual Revenue
 Per Customer                                                             $937.95       $948.71       $882.88
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                    11,151        10,831        10,431
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                      8,413         7,958         8,217
Summer                                                                      9,912        10,090         9,028
Annual Load Factor (percent) (Note 2)                                        61.3          59.2          62.2
Plant Availability (percent):
Fossil-steam                                                                 86.6          88.3          86.9
Nuclear                                                                      90.5          81.1          92.5
--------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                         67.0          67.1          62.9
Nuclear                                                                      18.5          17.1          21.7
Hydro                                                                         7.1           7.0           8.4
Oil and gas                                                                   0.4           0.4           *
Purchased power -
     From non-affiliates                                                      2.4           2.7           1.3
     From affiliates                                                          4.6           5.7           5.7
--------------------------------------------------------------------------------------------------------------
Total                                                                       100.0         100.0         100.0
==============================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                        10,035        10,025         9,961
Cost of fuel per million BTU (cents)                                       147.09        148.68        157.62
Average cost of fuel per net kilowatt-hour generated (cents)                 1.48          1.49          1.57
==============================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.


Alabama Power Company 1996 Annual Report

===================================================================================================================================
                                                                                                  1993          1992          1991
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                                   $947,277      $845,660      $864,347
Commercial                                                                                     634,895       589,816       582,730
Industrial                                                                                     832,938       800,311       790,224
Other                                                                                           13,344        12,734        12,662
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                                 2,428,454     2,248,521     2,249,963
Sales for resale - non-affiliates                                                              364,105       407,791       407,912
Sales for resale - affiliates                                                                  181,975       158,088       159,375
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                                     2,974,534     2,814,400     2,817,250
Other revenues                                                                                  33,075        32,440        29,544
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                       $3,007,609    $2,846,840    $2,846,794
===================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                                 13,185,062    12,069,268    12,324,898
Commercial                                                                                   9,185,462     8,629,869     8,526,131
Industrial                                                                                  18,595,237    18,260,274    17,511,579
Other                                                                                          181,673       176,798       174,760
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                                41,147,434    39,136,209    38,537,368
Sales for resale - non-affiliates                                                            7,143,672     8,382,571     8,810,442
Sales for resale - affiliates                                                                8,081,324     7,210,697     7,784,285
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                       56,372,430    54,729,477    55,132,095
===================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                                       7.18          7.01          7.01
Commercial                                                                                        6.91          6.83          6.83
Industrial                                                                                        4.48          4.38          4.51
Total retail                                                                                      5.90          5.75          5.84
Sales for resale                                                                                  3.59          3.63          3.42
Total sales                                                                                       5.28          5.14          5.11
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                                               12,936        12,017        12,435
Residential Average Annual Revenue
 Per Customer                                                                                  $929.36       $842.00       $872.04
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                                         10,431        10,431        10,539
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                                           7,152         7,077         6,586
Summer                                                                                           9,457         8,801         8,627
Annual Load Factor (percent) (Note 2)                                                             58.6          59.6          59.9
Plant Availability (percent):
Fossil-steam                                                                                      89.7          88.9          93.1
Nuclear                                                                                           86.6          80.2          87.0
-----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                              63.9          64.3          61.5
Nuclear                                                                                           20.1          19.0          20.8
Hydro                                                                                              6.9           8.5           8.2
Oil and gas                                                                                          *             *             *
Purchased power -
     From non-affiliates                                                                           1.1           1.2           1.6
     From affiliates                                                                               8.0           7.0           7.9
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            100.0         100.0         100.0
===================================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                                             10,003        10,000         9,985
Cost of fuel per million BTU (cents)                                                            173.66        164.57        170.49
Average cost of fuel per net kilowatt-hour generated (cents)                                      1.74          1.65          1.70
===================================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.


                                       II-83A

Alabama Power Company 1996 Annual Report

=============================================================================================================
                                                                            1990          1989          1988
-------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                             $825,645      $781,982      $761,805
Commercial                                                               551,634       533,487       510,910
Industrial                                                               777,580       762,274       738,755
Other                                                                     12,103        11,743        11,255
-------------------------------------------------------------------------------------------------------------
Total retail                                                           2,166,962     2,089,486     2,022,725
Sales for resale - non-affiliates                                        434,996       409,202       355,362
Sales for resale - affiliates                                             93,473       104,488        76,691
-------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                               2,695,431     2,603,176     2,454,778
Other revenues                                                            26,993        26,178        21,848
-------------------------------------------------------------------------------------------------------------
Total                                                                 $2,722,424    $2,629,354    $2,476,626
=============================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                           11,996,794    11,346,736    11,332,285
Commercial                                                             8,201,534     7,915,685     7,711,092
Industrial                                                            17,713,153    17,360,791    16,881,342
Other                                                                    170,420       166,485       165,122
-------------------------------------------------------------------------------------------------------------
Total retail                                                          38,081,901    36,789,697    36,089,841
Sales for resale - non-affiliates                                     10,277,060    10,292,329     7,905,750
Sales for resale - affiliates                                          4,519,275     5,048,743     3,551,142
-------------------------------------------------------------------------------------------------------------
Total                                                                 52,878,236    52,130,769    47,546,733
=============================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                 6.88          6.89          6.72
Commercial                                                                  6.73          6.74          6.63
Industrial                                                                  4.39          4.39          4.38
Total retail                                                                5.69          5.68          5.60
Sales for resale                                                            3.57          3.35          3.77
Total sales                                                                 5.10          4.99          5.16
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                         12,256        11,717        11,839
Residential Average Annual Revenue
 Per Customer                                                            $843.50       $807.50       $795.84
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                    9,879         9,879         9,279
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                     6,293         7,264         6,377
Summer                                                                     8,878         8,256         7,991
Annual Load Factor (percent) (Note 2)                                       57.4          59.5          59.6
Plant Availability (percent):
Fossil-steam                                                                92.2          90.7          91.3
Nuclear                                                                     86.5          83.1          91.9
-------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                        57.0          54.1          53.9
Nuclear                                                                     21.6          21.0          26.1
Hydro                                                                        8.7          11.0           4.8
Oil and gas                                                                  0.1           0.1           0.1
Purchased power -
     From non-affiliates                                                     0.9           1.8           0.5
     From affiliates                                                        11.7          12.0          14.6
-------------------------------------------------------------------------------------------------------------
Total                                                                      100.0         100.0         100.0
=============================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                       10,072        10,061        10,137
Cost of fuel per million BTU (cents)                                      171.55        172.20        168.21
Average cost of fuel per net kilowatt-hour generated (cents)                1.73          1.73          1.71
=============================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.



                                       II-83B

Alabama Power Company 1996 Annual Report

====================================================================================================================
                                                                                               1987          1986
--------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                                $759,957      $738,864
Commercial                                                                                  501,088       481,676
Industrial                                                                                  721,298       705,395
Other                                                                                        10,968        10,811
--------------------------------------------------------------------------------------------------------------------
Total retail                                                                              1,993,311     1,936,746
Sales for resale - non-affiliates                                                           443,880       472,938
Sales for resale - affiliates                                                               118,746       120,911
--------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                                  2,555,937     2,530,595
Other revenues                                                                               18,697        18,979
--------------------------------------------------------------------------------------------------------------------
Total                                                                                    $2,574,634    $2,549,574
====================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                              11,149,225    10,606,698
Commercial                                                                                7,476,924     7,015,589
Industrial                                                                               15,969,075    15,025,806
Other                                                                                       159,422       153,282
--------------------------------------------------------------------------------------------------------------------
Total retail                                                                             34,754,646    32,801,375
Sales for resale - non-affiliates                                                        10,523,554     9,064,049
Sales for resale - affiliates                                                             4,963,997     4,456,360
--------------------------------------------------------------------------------------------------------------------
Total                                                                                    50,242,197    46,321,784
====================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                                    6.82          6.97
Commercial                                                                                     6.70          6.87
Industrial                                                                                     4.52          4.69
Total retail                                                                                   5.74          5.90
Sales for resale                                                                               3.63          4.39
Total sales                                                                                    5.09          5.46
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                                            11,848        11,457
Residential Average Annual Revenue
 Per Customer                                                                               $807.61       $798.09
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                                       9,337         9,337
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                                        6,138         6,257
Summer                                                                                        7,886         7,892
Annual Load Factor (percent) (Note 2)                                                          58.3          56.2
Plant Availability (percent):
Fossil-steam                                                                                   90.2          88.5
Nuclear                                                                                        83.3          83.8
--------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                           52.5          58.8
Nuclear                                                                                        21.7          23.8
Hydro                                                                                           6.3           4.2
Oil and gas                                                                                     0.2           0.1
Purchased power -
     From non-affiliates                                                                        0.2           2.0
     From affiliates                                                                           19.1          11.1
--------------------------------------------------------------------------------------------------------------------
Total                                                                                         100.0         100.0
====================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                                          10,214        10,209
Cost of fuel per million BTU (cents)                                                         176.72        179.65
Average cost of fuel per net kilowatt-hour generated (cents)                                   1.80          1.83
====================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.


                                       II-83C

STATEMENTS OF INCOME
Alabama Power Company

================================================================================================================================
For the Years Ended December 31,                                                    1996*            1995*             1994*
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                          $2,904,155       $2,897,044        $2,770,380
Revenues from affiliates                                                             216,620          127,730           164,762
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           3,120,775        3,024,774         2,935,142
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                               877,076          791,819           801,948
  Purchased power from non-affiliates                                                 36,813           30,065            15,158
  Purchased power from affiliates                                                     91,500          112,826           100,888
  Proceeds from settlement of disputed contracts                                           -                -                 -
  Other                                                                              505,884          501,876           458,917
Maintenance                                                                          258,482          243,218           262,102
Depreciation and amortization                                                        320,102          303,050           292,420
Taxes other than income taxes                                                        186,172          185,620           183,425
Federal and state income taxes                                                       228,108          230,982           224,280
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           2,504,137        2,399,456         2,339,138
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                     616,638          625,318           596,004
Other Income (Expense):
Allowance for equity funds used during construction                                        -            1,649             3,239
Income from subsidiary                                                                 3,851            4,051             3,588
Charitable foundation                                                                 (6,800)         (11,542)          (13,500)
Interest income                                                                       28,318           13,768            16,944
Other, net                                                                           (39,053)         (21,536)          (30,569)
Income taxes applicable to other income                                               22,400           14,142            16,834
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                       625,354          625,850           592,540
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                           169,390          180,714           178,045
Allowance for debt funds used during construction                                     (6,480)          (7,067)           (3,548)
Interest on interim obligations                                                       20,617           16,917             5,939
Amortization of debt discount, premium, and expense, net                               9,508           20,259             9,623
Other interest charges                                                                27,510           27,064            19,908
Distributions on preferred securities of
  Alabama Power Capital Trust I                                                        6,717                -                 -
--------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                 227,262          237,887           209,967
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           398,092          387,963           382,573
Dividends on Preferred Stock                                                          26,602           27,069            26,235
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                     $  371,490       $  360,894        $  356,338
================================================================================================================================
*  Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

STATEMENTS OF INCOME
Alabama Power Company

================================================================================================================================
For the Years Ended December 31,                                          1993*           1992*          1991*           1990*
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                              $2,825,634      $2,688,752     $2,687,419      $2,628,951
Revenues from affiliates                                                 181,975         158,088        159,375          93,473
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                               3,007,609       2,846,840      2,846,794       2,722,424
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                   877,099         794,438        812,667         756,501
  Purchased power from non-affiliates                                     15,230          14,242         21,080          11,185
  Purchased power from affiliates                                        120,330         107,230        119,602         165,982
  Proceeds from settlement of disputed contracts                          (2,568)           (641)       (14,819)              -
  Other                                                                  473,383         446,477        435,908         411,559
Maintenance                                                              252,506         237,071        229,114         215,304
Depreciation and amortization                                            290,310         280,881        271,433         262,817
Taxes other than income taxes                                            178,997         172,095        169,639         163,567
Federal and state income taxes                                           207,210         201,925        200,612         185,954
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                               2,412,497       2,253,718      2,245,236       2,172,869
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                         595,112         593,122        601,558         549,555
Other Income (Expense):
Allowance for equity funds used during construction                        3,260           2,071          2,368          25,487
Income from subsidiary                                                     4,127           4,635          4,576           4,182
Charitable foundation                                                     (3,000)         (6,887)        (6,500)        (17,500)
Interest income                                                           20,775          14,804         14,356          12,006
Other, net                                                               (24,420)        (11,019)        (9,926)         (8,235)
Income taxes applicable to other income                                   10,239           8,947          7,523          11,081
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                           606,093         605,673        613,955         576,576
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                               184,861         206,871        214,107         221,527
Allowance for debt funds used during construction                         (2,992)         (2,416)        (6,903)        (23,339)
Interest on interim obligations                                            3,760           3,704         13,385          10,252
Amortization of debt discount, premium, and expense, net                   8,937           4,392          2,634           3,706
Other interest charges                                                    35,474          19,381         14,927          13,115
Distributions on preferred securities of
    Alabama Power Capital Trust I                                              -               -              -               -
--------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                     230,040         231,932        238,150         225,261
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                               376,053         373,741        375,805         351,315
Dividends on Preferred Stock                                              29,559          35,186         36,139          38,512
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                         $  346,494       $ 338,555     $  339,666      $  312,803
================================================================================================================================
*  Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.


                                     II-85A

STATEMENTS OF INCOME
Alabama Power Company

==================================================================================================================================
For the Years Ended December 31,                                            1989*          1988*           1987*           1986
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                $2,524,866      $2,399,935     $2,455,888      $2,428,663
Revenues from affiliates                                                   104,488          76,691        118,746         120,911
----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                 2,629,354       2,476,626      2,574,634       2,549,574
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                     712,453         676,423        696,763         738,367
  Purchased power from non-affiliates                                       28,272           8,407          6,703          23,889
  Purchased power from affiliates                                          163,267         185,390        257,052         156,091
  Proceeds from settlement of disputed contracts                                 -               -              -               -
  Other                                                                    380,536         400,879        410,575         350,671
Maintenance                                                                202,633         197,225        199,617         203,972
Depreciation and amortization                                              247,973         225,123        212,072         201,803
Taxes other than income taxes                                              154,398         148,681        141,422         135,248
Federal and state income taxes                                             188,507         143,614        190,575         255,400
 ---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                 2,078,039       1,985,742      2,114,779       2,065,441
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                           551,315         490,884        459,855         484,133
Other Income (Expense):
Allowance for equity funds used during construction                         29,515          39,047         27,663          27,455
Income from subsidiary                                                       3,750           3,302          3,440           2,967
Charitable foundation                                                      (25,000)              -              -               -
Interest income                                                             10,871           9,914          7,044          11,422
Other, net                                                                  (4,313)        (13,694)          (816)         (3,738)
Income taxes applicable to other income                                     13,629           8,034            849             185
----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                             579,767         537,487        498,035         522,424
----------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                 230,046         225,522        205,824         226,110
Allowance for debt funds used during construction                          (27,627)        (31,830)       (24,235)        (24,334)
Interest on interim obligations                                              9,098           5,714          7,221           1,159
Amortization of debt discount, premium, and expense, net                     4,469           4,411          4,405           3,313
Other interest charges                                                      13,112          13,715         14,662           8,695
Distributions on preferred securities of
    Alabama Power Capital Trust I                                                -               -              -               -
----------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                       229,098         217,532        207,877         214,943
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                 350,669         319,955        290,158         307,481
Dividends on Preferred Stock                                                39,523          36,480         32,919          34,025
----------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                           $  311,146      $  283,475     $  257,239      $  273,456
==================================================================================================================================
*  Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

                                     II-85B

STATEMENTS OF CASH FLOWS
Alabama Power Company

=====================================================================================================================
For the Years Ended December 31,                                              1996           1995            1994
---------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                $  398,092     $  387,963      $  382,573
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                       383,438        371,382         359,791
         Deferred income taxes, net                                           16,585         32,702         (32,612)
         Deferred investment tax credits, net                                      -            (75)             (1)
         Allowance for equity funds used during construction                       -         (1,649)         (3,239)
         Non-cash proceeds from settlement of disputed contracts                   -              -               -
         Other, net                                                           21,563         33,244          28,656
         Changes in certain current assets and liabilities --
            Receivables, net                                                   3,958        (54,209)         19,390
            Inventories                                                       36,234         18,425         (38,946)
            Payables                                                           1,006        (63,656)        (21,240)
            Taxes accrued                                                     (5,756)           551           6,856
            Energy cost recovery, retail                                      25,771          1,177          16,907
            Other                                                             (7,111)       (15,895)        (14,235)
---------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                  873,780        709,960         703,900
---------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                    (425,024)      (551,781)       (536,785)
Sales of property                                                                  -              -               -
Other                                                                        (61,119)       (53,321)        (26,632)
---------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                      (486,143)      (605,102)       (563,417)
---------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Company obligated mandatorily redeemable preferred securities            97,000              -               -
     Preferred stock                                                               -              -               -
     First mortgage bonds                                                          -              -         150,000
     Pollution control bonds                                                  21,000        131,500         179,750
     Other long-term debt                                                          -              -          28,970
     Capital contributions from parent company                                     -              -               -
     Prepaid capacity revenues                                                     -              -               -
Retirements:
     Preferred stock                                                               -              -               -
     First mortgage bonds                                                    (83,797)             -         (20,387)
     Pollution control bonds                                                 (21,000)      (131,500)       (179,750)
     Other long-term debt                                                       (907)          (791)       (125,630)
Interim obligations, net                                                     (25,163)       210,134         139,882
Payment of preferred stock dividends                                         (26,665)       (27,118)        (25,431)
Payment of common stock dividends                                           (347,500)      (285,000)       (268,000)
Miscellaneous                                                                 (3,634)        (4,143)         (8,444)
---------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                      (390,666)      (106,918)       (129,040)
---------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                            (3,029)        (2,060)         11,443
Cash at Beginning of Year                                                     12,616         14,676           3,233
---------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                       $    9,587     $   12,616      $   14,676
=====================================================================================================================
( ) Denotes use of cash.

STATEMENTS OF CASH FLOWS
Alabama Power Company

-----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                             1993           1992            1991            1990
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                               $  376,053     $  373,741      $  375,805      $  351,315
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                      356,499        338,421         337,978         331,858
         Deferred income taxes, net                                          35,100         23,514          (5,779)         64,480
         Deferred investment tax credits, net                                (2,106)             -          (1,089)            132
         Allowance for equity funds used during construction                 (3,260)        (2,071)         (2,368)        (25,487)
         Non-cash proceeds from settlement of disputed contracts                  -           (641)        (13,750)              -
         Other, net                                                          36,493         (2,657)         26,614          19,899
         Changes in certain current assets and liabilities --
            Receivables, net                                                 19,215        (11,010)          9,178          12,005
            Inventories                                                      51,630         12,704         (17,374)        (40,901)
            Payables                                                         31,544          2,158          28,889           6,597
            Taxes accrued                                                    (9,959)       (21,120)         24,828          (6,167)
            Energy cost recovery, retail                                    (56,128)        45,509         (12,304)        (42,535)
            Other                                                           (21,110)        10,629         (37,906)         14,144
 -----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                 813,971        769,177         712,722         685,340
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                   (435,843)      (367,463)       (397,011)       (444,680)
Sales of property                                                                 -         43,556               -               -
Other                                                                          (741)       (13,379)        (36,083)          6,935
 -----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                     (436,584)      (337,286)       (433,094)       (437,745)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Company obligated mandatorily redeemable preferred securities                -              -               -               -
     Preferred stock                                                        158,000        150,000               -               -
     First mortgage bonds                                                   860,000        745,000         250,000               -
     Pollution control bonds                                                144,436              -               -               -
     Other long-term debt                                                    35,878         48,382          12,906          54,831
     Capital contributions from parent company                                    -              -               -               -
     Prepaid capacity revenues                                                    -              -          52,900               -
Retirements:
     Preferred stock                                                       (207,000)      (145,000)        (17,500)         (5,000)
     First mortgage bonds                                                  (699,788)      (931,797)       (227,695)        (33,122)
     Pollution control bonds                                               (135,315)          (335)           (250)           (250)
     Other long-term debt                                                   (46,014)       (53,888)        (48,428)        (56,895)
Interim obligations, net                                                   (156,917)       120,917         (13,500)         59,500
Payment of preferred stock dividends                                        (32,099)       (35,704)        (36,829)        (38,245)
Payment of common stock dividends                                          (252,900)      (273,300)       (232,900)       (220,800)
Miscellaneous                                                               (56,064)       (53,697)        (17,732)           (293)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                     (387,783)      (429,422)       (279,028)       (240,274)
-----------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                          (10,396)         2,469             600           7,321
Cash at Beginning of Year                                                    13,629         11,160          10,560           3,239
-----------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                      $    3,233     $   13,629      $   11,160     $    10,560
===================================================================================================================================
( ) Denotes use of cash.


                                     II-87A

STATEMENTS OF CASH FLOWS
Alabama Power Company

----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                             1989           1988           1987           1986
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                             $    350,669   $   319,955     $   290,158    $    307,481
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                      322,042       296,234         270,492         292,569
         Deferred income taxes, net                                          31,715        37,952         107,824         135,364
         Deferred investment tax credits, net                                 6,917        15,019          23,477          19,736
         Allowance for equity funds used during construction                (29,515)      (39,047)        (27,663)        (27,455)
         Non-cash proceeds from settlement of disputed contracts                  -             -               -               -
         Other, net                                                          (5,297)       16,106          67,445           4,251
         Changes in certain current assets and liabilities --
            Receivables, net                                                (10,436)        8,822        (133,468)         15,238
            Inventories                                                      20,408       (23,182)        (26,255)         (2,040)
            Payables                                                         16,259       (12,957)         39,645         (56,720)
            Taxes accrued                                                     1,547        (7,754)            516          (1,487)
            Energy cost recovery, retail                                     39,164             -               -               -
            Other                                                            28,701       (18,658)          4,464         (35,293)
 ---------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                 772,174       592,490         616,635         651,644
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                   (459,199)     (643,892)       (600,589)       (553,767)
Sales of property                                                                 -             -               -               -
Other                                                                         3,768        23,161          17,010          10,115
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                     (455,431)     (620,731)       (583,579)       (543,652)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Company obligated mandatorily redeemable preferred securities                -             -               -               -
     Preferred stock                                                              -       100,000               -               -
     First mortgage bonds                                                         -       150,000         200,000         125,000
     Pollution control bonds                                                 53,700             -             432          26,232
     Other long-term debt                                                    55,176        62,515          69,786          95,017
     Capital contributions from parent company                                    -        79,500          43,000               -
     Prepaid capacity revenues                                                    -             -               -         100,000
Retirements:
     Preferred stock                                                         (5,000)       (2,500)         (5,000)        (42,224)
     First mortgage bonds                                                   (75,650)      (42,445)       (108,082)       (405,765)
     Pollution control bonds                                                (53,950)            -               -         (21,000)
     Other long-term debt                                                   (57,316)      (56,748)        (32,500)        (43,561)
Interim obligations, net                                                     30,000       (15,000)         15,000               -
Payment of preferred stock dividends                                        (40,105)      (35,362)        (32,837)        (36,014)
Payment of common stock dividends                                          (217,300)     (212,700)       (201,100)       (191,300)
Miscellaneous                                                                (4,576)       (5,581)         (2,581)        (38,052)
 ---------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                     (315,021)       21,679         (53,882)       (431,667)
----------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                            1,722        (6,562)        (20,826)       (323,675)
Cash at Beginning of Year                                                     1,517         8,079          28,905         352,580
----------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                    $      3,239   $     1,517   $       8,079   $      28,905
==================================================================================================================================
( ) Denotes use of cash.

                                     II-87B

BALANCE SHEETS
Alabama Power Company

--------------------------------------------------------------------------------------------------------------------------
At December 31,                                                           1996*              1995*              1994*
--------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                              $ 3,326,628        $ 3,221,250        $ 3,027,956
    Nuclear                                                               1,884,567          1,874,111          1,866,750
    Hydro                                                                   844,609            834,790            836,256
--------------------------------------------------------------------------------------------------------------------------
      Total production                                                    6,055,804          5,930,151          5,730,962
  Transmission                                                            1,208,636          1,132,336          1,087,452
  Distribution                                                            2,657,327          2,522,051          2,366,477
  General                                                                   864,321            825,417            847,111
  Construction work in progress                                             256,758            362,722            317,745
  Nuclear fuel, at amortized cost                                           123,862            100,537            101,630
--------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                 11,166,708         10,873,214         10,451,377
--------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                           20,833             20,837             20,770
  Construction work in progress                                                  44                 46                 34
--------------------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                                   20,877             20,883             20,804
--------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                  11,187,585         10,894,097         10,472,181
--------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                4,102,070          3,827,123          3,588,363
  Steam heat                                                                 11,552             10,970             10,241
--------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                          4,113,622          3,838,093          3,598,604
--------------------------------------------------------------------------------------------------------------------------
    Total                                                                 7,073,963          7,056,004          6,873,577
Less property-related accumulated deferred income taxes                           -                  -                  -
--------------------------------------------------------------------------------------------------------------------------
    Total                                                                 7,073,963          7,056,004          6,873,577
--------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                       -                  -                  -
  Nuclear decommissioning trusts                                            148,760            108,368             71,014
  Miscellaneous                                                              46,275             46,388             43,955
--------------------------------------------------------------------------------------------------------------------------
    Total                                                                   195,035            154,756            114,969
--------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                   9,587             12,616             14,676
  Investment securities                                                           -                  -                  -
  Receivables, net                                                          414,989            427,157            374,125
  Fossil fuel stock, at average cost                                         81,704            106,627            119,555
  Materials and supplies, at average cost                                   167,792            179,103            184,600
  Prepayments                                                               131,870            116,331            103,550
  Vacation pay deferred                                                      28,369             29,458             20,442
--------------------------------------------------------------------------------------------------------------------------
    Total                                                                   834,311            871,292            816,948
--------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                  410,010            436,837            451,886
  Debt expense, being amortized                                               7,398              7,648              7,370
  Premium on reacquired debt, being amortized                                84,149             89,967            101,851
  Uranium enrichment decontamination and decommissioning fund                37,490             40,282             42,996
  Miscellaneous                                                              91,490             87,574             49,620
--------------------------------------------------------------------------------------------------------------------------
    Total                                                                   630,537            662,308            653,723
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                                            $ 8,733,846        $ 8,744,360        $ 8,459,217
==========================================================================================================================

*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

BALANCE SHEETS
Alabama Power Company

----------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                             1993*           1992*           1991*           1990*
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                             $ 2,987,010    $ 2,953,683     $ 2,991,876     $ 2,462,100
    Nuclear                                                              1,860,842      1,860,832       1,851,317       1,794,540
    Hydro                                                                  819,848        818,363         814,301         809,578
----------------------------------------------------------------------------------------------------------------------------------
      Total production                                                   5,667,700      5,632,878       5,657,494       5,066,218
  Transmission                                                           1,051,130      1,013,464         977,239         925,368
  Distribution                                                           2,206,834      2,072,165       1,947,972       1,815,265
  General                                                                  810,551        751,652         713,948         660,217
  Construction work in progress                                            225,743        164,555         148,564         654,055
  Nuclear fuel, at amortized cost                                           93,551        101,128         109,259         143,711
----------------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                10,055,509      9,735,842       9,554,476       9,264,834
----------------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                          20,926         20,924          20,214          20,091
  Construction work in progress                                                 43             33             181              74
----------------------------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                                  20,969         20,957          20,395          20,165
----------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                 10,076,478      9,756,799       9,574,871       9,284,999
----------------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                               3,374,310      3,122,332       2,913,385       2,676,957
  Steam heat                                                                 9,846          9,211           8,492           7,861
----------------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                         3,384,156      3,131,543       2,921,877       2,684,818
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                6,692,322      6,625,256       6,652,994       6,600,181
Less property-related accumulated deferred income taxes                          -      1,170,982       1,140,303       1,106,664
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                6,692,322      5,454,274       5,512,691       5,493,517
----------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                      -              -          69,550               -
  Nuclear decommissioning trusts                                            49,550         32,390          15,864               -
  Miscellaneous                                                             49,635         49,892          48,254          40,604
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                   99,185         82,282         133,668          40,604
----------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                  3,233         13,629          11,160          10,560
  Investment securities                                                          -         64,832               -               -
  Receivables, net                                                         410,422        344,934         349,599         346,473
  Fossil fuel stock, at average cost                                        88,481        134,328         154,798         144,960
  Materials and supplies, at average cost                                  176,728        182,511         174,745         167,209
  Prepayments                                                               79,207        108,254          95,832          50,364
  Vacation pay deferred                                                     22,680         21,879          21,691          22,845
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  780,751        870,367         807,825         742,411
----------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                 469,010              -               -               -
  Debt expense, being amortized                                              7,064          6,118           5,957           6,083
  Premium on reacquired debt, being amortized                              102,634         74,835          40,174          26,504
  Uranium enrichment decontamination and decommissioning fund               45,554         47,730               -               -
  Miscellaneous                                                             52,163         58,012          49,147          53,174
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  676,425        186,695          95,278          85,761
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                           $ 8,248,683    $ 6,593,618     $ 6,549,462     $ 6,362,293
==================================================================================================================================

*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.


                                     II-89A

BALANCE SHEETS
Alabama Power Company

---------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                            1989*          1988*           1987*           1986
---------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                             $ 2,428,146    $ 1,820,966     $ 1,787,979     $ 1,748,226
    Nuclear                                                              1,786,877      1,769,093       1,765,854       1,749,981
    Hydro                                                                  803,901        789,617         788,046         784,445
---------------------------------------------------------------------------------------------------------------------------------
      Total production                                                   5,018,924      4,379,676       4,341,879       4,282,652
  Transmission                                                             882,933        844,003         817,065         773,142
  Distribution                                                           1,692,426      1,587,690       1,481,845       1,384,576
  General                                                                  646,523        613,498         535,148         506,228
  Construction work in progress                                            557,150      1,023,019         750,907         497,491
  Nuclear fuel, at amortized cost                                          147,997        174,130         191,493         205,768
---------------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                 8,945,953      8,622,016       8,118,337       7,649,857
---------------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                          20,083         20,076          20,217          19,508
  Construction work in progress                                                 71             58              89             123
---------------------------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                                  20,154         20,134          20,306          19,631
---------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                  8,966,107      8,642,150       8,138,643       7,669,488
---------------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                               2,458,747      2,257,696       2,068,176       1,877,124
  Steam heat                                                                 7,154          6,456           5,938           5,261
---------------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                         2,465,901      2,264,152       2,074,114       1,882,385
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                6,500,206      6,377,998       6,064,529       5,787,103
Less property-related accumulated deferred income taxes                  1,051,877      1,001,173         933,932         857,081
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                5,448,329      5,376,825       5,130,597       4,930,022
---------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                      -              -               -               -
  Nuclear decommissioning trusts                                                 -              -               -               -
  Miscellaneous                                                             34,710         29,677          31,402          30,735
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                   34,710         29,677          31,402          30,735
---------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                  3,239          1,517           8,079          28,905
  Investment securities                                                          -              -               -               -
  Receivables, net                                                         355,107        344,671         353,493         220,025
  Fossil fuel stock, at average cost                                       131,942        173,858         164,671         152,640
  Materials and supplies, at average cost                                  139,326        117,818         103,823          89,599
  Prepayments                                                               54,613         28,412          10,595          12,320
  Vacation pay deferred                                                     22,021         21,871          21,317          20,002
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  706,248        688,147         661,978         523,491
---------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                       -              -               -               -
  Debt expense, being amortized                                              6,491          6,831           6,695           6,308
  Premium on reacquired debt, being amortized                               28,778         27,329          30,767          34,170
  Uranium enrichment decontamination and decommissioning fund                    -              -               -               -
  Miscellaneous                                                             54,875         52,136          50,561          45,927
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                   90,144         86,296          88,023          86,405
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                           $ 6,279,431    $ 6,180,945     $ 5,912,000   $   5,570,653
=================================================================================================================================

*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

                                     II-89B

BALANCE SHEETS
Alabama Power Company

------------------------------------------------------------------------------------------------------------------------------

At December 31,                                                                 1996*              1995*              1994*
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                               $  224,358         $  224,358         $  224,358
  Paid-in capital                                                             1,304,645          1,304,645          1,304,645
  Premium on preferred stock                                                        146                146                146
  Earnings retained in the business                                           1,185,128          1,161,225          1,085,256
------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                       2,714,277          2,690,374          2,614,405
  Preferred stock                                                               340,400            440,400            440,400
  Preferred stock subject to mandatory redemption                                     -                  -                  -
  Company obligated mandatorily redeemable preferred securities of
    Alabama Power Capital Trust I holding Company Junior
    Subordinated Notes                                                           97,000                  -                  -
  Long-term debt                                                              2,354,006          2,374,948          2,455,013
------------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                              5,505,683          5,505,722          5,509,818
------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                              -                  -                  -
  Commercial paper                                                              364,853            390,016            179,882
  Preferred stock due within one year                                           100,000                  -                  -
  Long-term debt due within one year                                             20,753             84,682                796
  Accounts payable                                                              246,870            258,727            318,991
  Customer deposits                                                              32,003             30,353             30,245
  Taxes accrued                                                                  50,909             31,757             22,437
  Interest accrued                                                               51,941             53,527             52,516
  Vacation pay accrued                                                           28,369             29,458             20,442
  Miscellaneous                                                                  96,485             70,543             57,047
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       992,183            949,063            682,356
------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                           1,177,687          1,191,591          1,181,342
  Accumulated deferred investment tax credits                                   294,071            305,372            317,018
  Prepaid capacity revenues, net                                                122,496            131,186            138,421
  Deferred revenues from settlement of disputed contracts                             -                  -                  -
  Uranium enrichment decontamination and decommissioning fund                    33,741             36,620             39,413
  Deferred credits related to income taxes                                      364,792            386,038            405,256
  Natural disaster reserve                                                       20,757             17,959             28,750
  Miscellaneous                                                                 222,436            220,809            156,843
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                     2,235,980          2,289,575          2,267,043
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                         $8,733,846         $8,744,360         $8,459,217
==============================================================================================================================

*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

BALANCE SHEETS
Alabama Power Company
-------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                          1993*           1992*           1991*           1990*
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                       $   224,358      $  224,358      $  224,358      $  224,358
  Paid-in capital                                                      1,304,645       1,304,645       1,304,645       1,304,645
  Premium on preferred stock                                                 146             342             461             461
  Earnings retained in the business                                      997,199         914,148         857,734         751,126
--------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                2,526,348       2,443,493       2,387,198       2,280,590
  Preferred stock                                                        440,400         489,400         484,400         484,400
  Preferred stock subject to mandatory redemption                              -               -               -          12,500
  Company obligated mandatorily redeemable preferred securities of
    Alabama Power Capital Trust I holding Company Junior
    Subordinated Notes                                                         -               -               -               -
  Long-term debt                                                       2,362,852       2,202,473       2,382,635       2,397,931
--------------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                       5,329,600       5,135,366       5,254,233       5,175,421
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                  40,000          71,000          76,000          89,500
  Commercial paper                                                             -         125,917               -               -
  Preferred stock due within one year                                          -               -               -           5,000
  Long-term debt due within one year                                      58,998          67,379          85,077          83,989
  Accounts payable                                                       334,998         296,731         295,333         271,776
  Customer deposits                                                       31,198          31,286          30,165          29,571
  Taxes accrued                                                           40,144          24,373          45,493          20,665
  Interest accrued                                                        52,809          41,675          49,288          49,820
  Vacation pay accrued                                                    22,680          21,879          21,691          22,845
  Miscellaneous                                                           50,426          93,836          37,699          64,547
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                631,253         774,076         640,746         637,713
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                    1,165,127               -               -               -
  Accumulated deferred investment tax credits                            329,909         344,707         362,672         379,990
  Prepaid capacity revenues, net                                         143,762         147,658         149,534          99,835
  Deferred revenues from settlement of disputed contracts                 19,871          46,721          59,937               -
  Uranium enrichment decontamination and decommissioning fund             39,644          44,548               -               -
  Deferred credits related to income taxes                               440,945               -               -               -
  Natural disaster reserve                                                     -               -               -               -
  Miscellaneous                                                          148,572         100,542          82,340          69,334
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                              2,287,830         684,176         654,483         549,159
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                  $8,248,683      $6,593,618      $6,549,462      $6,362,293
================================================================================================================================

*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

                                     II-91A

Balance Sheet
Alabama Power Company
-----------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                            1989*          1988*           1987*           1986
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                        $  224,358     $  224,358      $  224,358      $  224,358
  Paid-in capital                                                      1,304,645      1,304,645       1,225,145       1,182,145
  Premium on preferred stock                                                 461            461             461             461
  Earnings retained in the business                                      659,347        565,351         496,783         440,644
-----------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                2,188,811      2,094,815       1,946,747       1,847,608
  Preferred stock                                                        484,400        484,400         384,400         384,400
  Preferred stock subject to mandatory redemption                         17,500         22,500          27,500          30,000
  Company obligated mandatorily redeemable preferred securities of
    Alabama Power Capital Trust I holding Company Junior
    Subordinated Notes                                                         -              -               -               -
  Long-term debt                                                       2,435,129      2,496,492       2,386,258       2,210,108
-----------------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                       5,125,840      5,098,207       4,744,905       4,472,116
-----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                  30,000              -          15,000               -
  Commercial paper                                                             -              -               -               -
  Preferred stock due within one year                                      5,000          5,000           2,500           5,000
  Long-term debt due within one year                                      81,031         96,242          95,140         142,394
  Accounts payable                                                       267,645        259,443         273,613         238,606
  Customer deposits                                                       28,450         25,964          32,220          30,333
  Taxes accrued                                                           26,832         25,285          72,118          50,757
  Interest accrued                                                        49,926         50,174          49,489          47,648
  Vacation pay accrued                                                    22,021         21,871          21,317          20,002
  Miscellaneous                                                           91,022         28,944          24,660          25,567
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                601,927        512,923         586,057         560,307
-----------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                            -              -               -               -
  Accumulated deferred investment tax credits                            399,097        412,771         418,370         418,275
  Prepaid capacity revenues, net                                         102,346        104,211         103,947         101,143
  Deferred revenues from settlement of disputed contracts                      -              -               -               -
  Uranium enrichment decontamination and decommissioning fund                  -              -               -               -
  Deferred credits related to income taxes                                     -              -               -               -
  Natural disaster reserve                                                     -              -               -               -
  Miscellaneous                                                           50,221         52,833          58,721          18,812
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                551,664        569,815         581,038         538,230
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                  $6,279,431     $6,180,945      $5,912,000      $5,570,653
===================================================================================================================================

*Includes the effect of recognizing, beginning in 1987, retail service rendered but not yet billed to customers.

                                     II-91B

                              ALABAMA POWER COMPANY
                   OUTSTANDING SECURITIES AT DECEMBER 31, 1996

                                       First Mortgage Bonds
                     Amount                 Interest              Amount
 Series              Issued                   Rate               Outstanding           Maturity
------------------------------------------------------------------------------------------------
                   (Thousands)                                    (Thousands)
  1993             $   50,000               5-1/2%                $   50,000             2/1/98
  1992                170,000               6-3/8%                   170,000             8/1/99
  1993                100,000               6%                       100,000             3/1/00
  1992                100,000               6.85%                    100,000             8/1/02
  1993                125,000               7%                       125,000             1/1/03
  1993                175,000               6-3/4%                   175,000             2/1/03
  1992                175,000               7-1/4%                   175,000             8/1/07
  1991                100,000               9-1/4%                    74,951             5/1/21
  1991                150,000               8-3/4%                   148,500            12/1/21
  1992                200,000               8-1/2%                   198,000             5/1/22
  1992                100,000               8.30%                     99,608             7/1/22
  1993                100,000               7-3/4%                   100,000             2/1/23
  1993                150,000               7.45%                    150,000             7/1/23
  1993                100,000               7.30%                    100,000            11/1/23
  1994                150,000               9%                       150,000            12/1/24
                   ==========                                     ==========
                   $1,945,000                                     $1,916,059
                   ==========                                     ==========

                                       Pollution Control Bonds
                   Amount                   Interest              Amount
 Series            Issued                    Rate               Outstanding            Maturity
------------------------------------------------------------------------------------------------
                      (Thousands)                                 (Thousands)
  1978                  5,600               7-1/4%                $    1,000             5/1/03
  1993                 12,100               Variable                  12,100             8/1/17
  1993                 12,000               Variable                  12,000             8/1/17
  1993                 12,000               Variable                  12,000             8/1/17
  1993                 96,990               6.05%                     96,990             5/1/23
  1993                  9,800               5.80%                      9,800             6/1/22
  1994                 24,400               5-1/2%                    24,400             1/1/24
  1994                 53,700               Variable                  53,700             6/1/15
  1994                101,650               6-1/2%                   101,650             9/1/23
  1995                 50,000               Variable                  50,000             5/1/22
  1995                 81,500               Variable                  81,500            10/1/22
  1996                 21,000               Variable                  21,000            11/1/21
                   ==========                                     ==========
                   $  480,740                                     $  476,140
                   ==========                                     ==========

            Company Obligated Mandatorily Redeemable Preferred Securities
          of Alabama Power Capital Trust I Holding Junior Subordinated Notes
                   Preferred Securities     Interest                Amount
 Series               Outstanding             Rate                Outstanding
------------------------------------------------------------------------------------------------
                                                                    (Thousands)
  1996              3,880,000(1)            7.375%                $   97,000(1)






(1)     Issued by Alabama Power Capital Trust I and guaranteed to the extent
        Alabama Power Capital Trust I has funds by ALABAMA.

                                      II-92

                             ALABAMA POWER COMPANY
             OUTSTANDING SECURITIES AT DECEMBER 31, 1996 (Continued)

                                   Preferred Stock
                            Shares               Dividend          Amount
        Series         Outstanding                 Rate         Outstanding
       ----------------------------------------------------------------------
                                                                (Thousands)
       1946-1952             364,000             4.20%            $ 36,400
         1950                100,000             4.60%              10,000
         1961                 80,000             4.92%               8,000
         1963                 50,000             4.52%               5,000
         1964                 60,000             4.64%               6,000
         1965                 50,000             4.72%               5,000
         1966                 70,000             5.96%               7,000
         1968                 50,000             6.88%               5,000
         1988                500,000             Auction            50,000
         1992              4,000,000             7.60%             100,000
         1992              2,000,000             7.60%              50,000
         1993              1,520,000             6.80%              38,000
         1993              2,000,000             6.40%              50,000
         1993                    200             Auction            20,000
         1993              2,000,000             Adjustable         50,000
                          ==========                              ========
                          12,844,200                              $440,400
                          ==========                              ========





                         SECURITIES RETIRED DURING 1996

                                First Mortgage Bonds
                         Principal                 Interest
        Series             Amount                    Rate
       ----------------------------------------------------------------------
                        (Thousands)
         1991            $    23,797             9-1/4%
         1993                 60,000             4-1/2%
                         ===========
                         $    83,797
                         ===========




                          Pollution Control Bonds
                         Principal                 Interest
        Series            Amount                     Rate
       ----------------------------------------------------------------------
                        (Thousands)
         1986            $    21,000             7.40%
                         ===========
                         $    21,000
                         ===========

                              GEORGIA POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Georgia Power Company 1996 Annual Report

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



/s/ Allen Franklin
H. Allen Franklin
President and Chief Executive Officer


/s/ Warren Y. Jobe
Warren Y. Jobe
Executive Vice President, Treasurer and
Chief  Financial Officer


February 12, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Board of Directors of Georgia Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Georgia Power Company (a Georgia corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1996 and 1995, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages II-104 through II-125) referred to above present fairly, in all material respects, the financial position of Georgia Power Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP
Atlanta, Georgia
February 12, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
  CONDITION
Georgia Power Company 1996 Annual Report

RESULTS OF OPERATIONS

Earnings

Georgia Power Company's 1996 earnings totaled $580 million, representing a $29 million (4.7 percent) decrease from 1995. Earnings for 1995 included an after-tax gain of approximately $12 million from the completion of the sale of Plant Scherer Unit 4. The remaining decrease in 1996 earnings was primarily due to increased operating and maintenance expenses, partially offset by lower interest charges compared to the prior year. The Company's 1995 earnings increased 15.9 percent over 1994. Earnings for 1994 were reduced by a $55 million after-tax charge related to work force reduction programs. Excluding the charge related to 1994 work force reduction programs, earnings for 1995 increased 4.8 percent over 1994 primarily due to higher retail energy sales and lower interest charges, partially offset by higher operating expenses.

Revenues

The following table summarizes the factors impacting operating revenues for the 1994-1996 period:

                                      Increase (Decrease)
                                        From Prior Year
                               -----------------------------------
                                  1996        1995        1994
                               -----------------------------------
Retail -                                 (in millions)
   Sales growth                   $  58        $110       $  67
   Weather                          (25)         69        (128)
   Fuel cost recovery                28          66         (35)
   Demand-side programs             (10)         36         (12)
 ------------------------------------------------------------------
Total retail                         51         281        (108)
------------------------------------------------------------------
Sales for resale -
   Non-affiliates                    (9)        (61)       (183)
   Affiliates                       (41)         16          (1)
------------------------------------------------------------------
Total sales for resale              (50)       (45)        (184)
------------------------------------------------------------------
Other operating revenues             10           7           3
------------------------------------------------------------------
Total operating revenues          $  11        $243       ($289)
------------------------------------------------------------------
Percent change                      0.3%        5.8%       (6.5)%
------------------------------------------------------------------

    Retail revenues of $4.0 billion in 1996 increased $51 million (1.3 percent) over the prior year primarily due to strong economic growth and an increase in sales to existing customers. Retail revenues increased in 1995 over the prior year primarily due to the continued expansion of Georgia's economy and the hot summer of 1995. Milder-than-normal weather occurred during the summer of 1994.

    Fuel revenues generally represent the direct recovery of fuel expense, including the fuel component of purchased energy, and do not affect net income. Revenues from demand-side option programs generally represent the direct recovery of program costs. See Note 3 to the financial statements under "Demand-Side Conservation Programs" for further information on these programs.

    Revenues from sales to non-affiliated utilities decreased in both 1996 and 1995. Revenues from sales to non-affiliated utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components were as follows:

                                 1996       1995      1994
                               -------------------------------
                                       (in millions)
Capacity                          $41        $53      $ 84
Energy                             43         45        82
--------------------------------------------------------------
Total                             $84        $98      $166
==============================================================

    Contractual unit power sales to Florida utilities for 1996 and 1995 are down primarily due to scheduled reductions that corresponded with the sales to these utilities of portions of Plant Scherer Unit 4 in June 1995 and June 1994. The amount of capacity under these contracts declined by 75 megawatts and 155 megawatts in 1996 and 1995, respectively. In 1997, the contracted capacity will decline another 14 megawatts.

    Revenues from other sales to non-affiliated utilities outside the service area in 1996 increased $14 million over the prior year due to a 74.5 percent increase in sales. Revenues for 1995 decreased by $27 million due to a 51.9 percent decrease in sales. These sales are primarily energy sales generally sold at variable cost.

    Revenues from municipalities and cooperatives in Georgia decreased in 1996 primarily due to the recognition of an agreement to refund $14 million to these customers and a decrease of approximately $8 million in capacity revenues under

Georgia Power Company 1996 Annual Report

a power supply agreement with Oglethorpe Power Corporation (OPC). See Note 3 to the financial statements under "Wholesale Litigation" for additional information on the refund agreement. Beginning in September 1996, OPC decreased its purchases of capacity by 250 megawatts and has notified the Company of its intent to decrease purchases of capacity by an additional 250 megawatts in September 1997, and an additional 250 megawatts in September 1998. This decrease in revenues discussed above was partially offset by revenues from increased sales compared to the prior year due to higher demand. Sales increased in 1995 primarily due to higher summer demand resulting from the hot weather.

    Revenues from sales to affiliated companies within the Southern electric system will vary from year to year depending on demand and the availability and cost of generating resources at each company. Sales to affiliated companies do not have a significant impact on earnings.

    Kilowatt-hour (KWH) sales for 1996 and the percent change by year were as follows:

                                          Percent Change
                                    ----------------------------
                           1996
                           KWH       1996      1995      1994
                         --------- ------------------------------
                       (in billions)
Residential                  17.8     3.0%      10.4%    (5.8)%
Commercial                   20.8     4.9        5.9      2.5
Industrial                   26.2     3.6        3.9      3.0
Other                         0.5     8.6        2.0      5.0
                           -------
Total retail                 65.3     3.9        6.2      0.4
                           -------
Sales for resale -
   Non-affiliates             7.9    19.4      (17.3)   (44.3)
   Affiliates                 1.2   (56.9)     (10.4)     0.9
                           -------
Total sales for resale        9.1    (3.0)     (15.4)   (36.4)
                           -------
Total sales                  74.4     3.0        2.8     (8.0)
                           =======

    Residential, commercial and industrial energy sales growth in 1996 reflected strong economic growth and an increase in sales to existing customers. The 1995 sales growth was the result of favorable weather conditions in addition to increased customers and economic growth.

Expenses

Fuel costs constitute the single largest expense for the Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                       1996     1995     1994
                                    --------------------------
Total generation
   (billions of kilowatt-hours)       63.7     64.3     62.4
Sources of generation
   (percent) --
     Coal                             74.3     73.7     74.8
     Nuclear                          22.4     22.6     21.9
     Hydro                             2.7      3.0      3.1
     Oil and gas                       0.6      0.7      0.2
Average cost of fuel per net
   kilowatt-hour generated
     (cents) --
       Coal                           1.55     1.67     1.67
       Nuclear                        0.55     0.60     0.63
       Oil and gas                       *        *        *
       Total                          1.35     1.44     1.44
--------------------------------------------------------------

   * Not meaningful because of minimal generation from fuel source.

    Fuel expense decreased 7.3 percent in 1996 because of a decrease in generation resulting from the timing of maintenance at nuclear plants and a lower average cost of fuel. Fuel expense increased 3.5 percent in 1995 because of higher generation which stemmed from greater demand.

    Purchased power expense increased $72 million (22.8 percent) in 1996 primarily due to increased purchases from affiliated companies as a result of the timing of maintenance at nuclear plants discussed above. The increase in 1996 was partially offset by a decrease in energy purchases from wholesale customers within the service areas and a decline in contractual capacity purchases from the co-owners of Plant Vogtle. Purchased power expense decreased $36 million in 1995, reflecting the declining Plant Vogtle contractual capacity purchases and decreased purchases from affiliated companies. The declines in

Georgia Power Company 1996 Annual Report

Plant Vogtle contractual capacity purchases did not have a significant impact on earnings in 1996 and 1995 since these costs are being levelized over six years under the terms of the 1991 Georgia Public Service Commission (GPSC) retail rate order. The levelization is reflected in the amortization of deferred Plant Vogtle costs in the Statements of Income. See Note 1 to the financial statements under "Plant Vogtle Phase-In Plans" for additional information.

    The Company has incurred expenses for separation benefits associated with its work force reduction programs. These expenses were $39 million in 1996, $11 million in 1995, and $82 million in 1994.

    Other operation and maintenance (O&M) expenses, excluding the provision for separation benefits, increased 2.9 percent in 1996 primarily as a result of initiatives to reduce fossil generation materials inventory levels, an adjustment to deferred postretirement benefits to reflect changes in the retiree benefits plan, and increased costs under a three-year retail accounting order effective January 1, 1996. See Note 3 to the financial statements under "Retail Accounting Order" for additional information. Other O&M expenses increased 12.2 percent in 1995 primarily as a result of the recognition of costs associated with demand-side option programs and increased maintenance expenses. The demand-side option program costs were offset in part by increases in retail revenues. During 1995, the Company expensed an additional $58 million of demand-side option program and other related costs, as compared to 1994, of which approximately $29 million was not collected through rate riders. See Note 3 to the financial statements under "Demand-Side Conservation Programs" for additional information on the recovery of these program costs.

    Depreciation and amortization increased $11 million in 1996 primarily due to accelerated depreciation of generating plant pursuant to the retail accounting order effective January 1996 discussed above, and an increase in plant-in-service. Depreciation and amortization increased $43 million in 1995 primarily due to additional plant investment, accelerated amortization of software costs, and an increase in nuclear decommissioning expenses.

    Taxes other than income taxes increased 1.2 percent in 1996 and 5.2 percent in 1995, primarily reflecting higher franchise taxes paid to municipalities as a result of increased sales.

    Other, net decreased $35 million in 1996 primarily due to expenses in connection with activities related to the 1996 Summer Olympic games and the completion of the sale, in June 1995, of Plant Scherer Unit 4, which resulted in an after-tax gain of approximately $12 million. An increase in charitable contributions resulted in the decrease in other income (expense), net in 1995.

    Interest expense decreased $52 million (17.4 percent) and $51 million (14.6 percent) in 1996 and 1995, respectively. Dividends on preferred stock also decreased $3 million in 1996. These reductions are primarily due to the refinancing of securities. The Company refinanced or retired $510 million and $1.0 billion of securities in 1996 and 1995, respectively. The retirements included the redemption of $264 million of long-term debt with the proceeds from the 1995 and 1994 Plant Scherer Unit 4 sales.

    The Company has deferred certain expenses and recorded a deferred return related to Plant Vogtle under phase-in plans. See Note 1 to the financial statements under "Plant Vogtle Phase-In Plans" for information regarding the deferral and subsequent amortization of costs related to Plant Vogtle.

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

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings. The level of future earnings depends on numerous factors including regulatory matters and energy sales.

Georgia Power Company 1996 Annual Report


    On January 1, 1996, the Company began operating under a three-year retail accounting order. Under the order, which was approved by the GPSC on February 16, 1996, the Company's earnings are evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Earnings in excess of 12.5 percent will be used to accelerate the amortization of regulatory assets or depreciation of electric plant. At its option, the Company may also recognize accelerated amortization or depreciation of assets within the allowed return on common equity range. The Company is required to absorb cost increases of approximately $29 million annually during the order's three-year operation, including $14 million annually of accelerated depreciation of electric plant. During the order's operation, the Company will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. Under the order, on July 1, 1998 the Company will make a general rate case filing in response to which the GPSC would be expected either to continue provisions of the accounting order or adopt different ones. The Company's 1996 retail return on common equity was within the 10 percent to 12.5 percent range. In November 1996, on appeal by a consumer group, the Superior Court of Fulton County (Georgia) reversed the GPSC's order and remanded the matter to the GPSC. The court found that statutory requirements applicable to rate cases should have been, but were not, followed. The Company and the GPSC have appealed the court's decision. The Company is continuing to recognize expenses in accordance with the accounting order while it is under appeal.

    Growth in energy sales is subject to a number of factors which traditionally have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, initiatives to increase sales to existing customers, and the rate of economic growth in the Company's service area. Assuming normal weather, retail sales growth is projected to be approximately 2 percent annually on average during 1997 through 1999.

    The Company has entered into a four-year purchase power agreement to meet peaking needs. Beginning in 1996, the Company purchased 400 megawatts of capacity. In 1997, this amount will decline to 300 megawatts and in 1998 and 1999 to 200 megawatts. Capacity payments are projected to be $5 million in 1997 and $3 million in 1998 and 1999. The Company has also entered into a 30-year purchase power agreement whereby the Company will buy electricity during peak periods from a planned 300 megawatt cogeneration facility starting in June 1998. Capacity and fixed O&M payments are projected to be $13 million in 1998 and $15 million in 1999.

    The amortization of Plant Vogtle costs deferred under phase-in plans will decline by $16 million in 1997, $89 million in 1998, $12 million in 1999, and $19 million in 2000. These costs will be fully amortized by September 1999. See
Note 1 to the financial statements under "Plant Vogtle Phase-In Plans" for additional information. Additionally, work force reduction programs implemented in the past three years will assist in efforts to control growth in future operating expenses.

    As discussed in Note 3 to the financial statements, regulatory uncertainties exist related to the Rocky Mountain pumped storage hydroelectric plant. In the event the GPSC does not allow full recovery of the plant's costs, then the portion not allowed may have to be written off. The Company's net investment in the plant as of December 1996 is approximately $175 million.

    Beginning in September 1996, OPC decreased its purchases of capacity under a power supply agreement by 250 megawatts and has notified the Company of its intent to decrease purchases of capacity by an additional 250 megawatts in September 1997, and an additional 250 megawatts in September 1998. As a result, the Company's capacity revenues declined approximately $8 million in 1996, and will decline an additional $24 million in 1997, an additional $26 million in 1998, and an additional $19 million in 1999.

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

    Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could affect earnings if such costs are not fully recovered. The Clean Air Act and other environmental issues are discussed later under "Environmental Issues."

Georgia Power Company 1996 Annual Report

    The Energy Policy Act of 1992 (Energy Act) is having a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell excess energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The Company is aggressively working to maintain and expand its share of wholesale sales in the Southeastern power markets.

    The Company continues to compete with other electric suppliers within the state. In Georgia, most new retail customers with at least 900 kilowatts of connected load may choose their electricity supplier. Various federal and state initiatives designed to promote wholesale and additional retail competition, among other things, include proposals that would allow customers to choose their electricity provider. As the initiatives materialize, the structure of the utility industry could radically change. Certain initiatives could result in a change in the ownership and/or operation of generation and transmission
facilities.   Numerous issues must be resolved, including significant ones relating to transmission pricing and recovery of stranded investments. Being a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation.
Unless the Company remains a low-cost producer and provides quialty service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings.

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

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry -- including the Company's -- regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the FASB has decided to review the accounting for liabilities related to closure and removal of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of closing and removing the Company's nuclear and other facilities may be required to be recorded as liabilities in the Balance Sheets. Also, the annual provisions for such costs could change. Because of the Company's current ability to recover closure and removal costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

FINANCIAL CONDITION

Plant Additions

In 1996 gross utility plant additions were $428 million. These additions were primarily related to transmission and distribution facilities and to the purchase of nuclear fuel. The funds needed for gross property additions are currently provided from operations. The Statements of Cash Flows provide additional details.

Financing Activities

In 1996, the Company continued to lower its financing costs by refinancing higher-cost issues. New issues during 1994 through 1996 totaled $1.6 billion and retirement or repayment of securities totaled $2.2 billion. The retirements included the redemption of $131 million and $133 million in 1995 and 1994, respectively, of first mortgage bonds with the proceeds from the Plant Scherer Unit 4 sales. Composite financing rates for long-term debt

Georgia Power Company 1996 Annual Report


and preferred stock for the years 1994 through 1996, as of year-end, were as follows:

                                 1996        1995       1994
                               ---------------------------------
Composite interest rate
   on long-term debt              6.39%      6.57%       7.14%
Composite preferred
   stock dividend rate            6.34       6.73        7.11
----------------------------------------------------------------

The Company's current securities ratings are as follows:

                             Duff &                  Standard &
                              Phelps     Moody's       Poor's
                             ------------------------------------
First Mortgage Bonds             AA-         A1           A+
Preferred Stock                   A+         a2           A
Unsecured Bonds                   A+        A2            A
Commercial Paper                  D1+       P1            A1
-----------------------------------------------------------------

    In August 1996, Georgia Power Capital Trust I (Trust I), of which the Company owns all the common securities, issued $225 million of 7.75 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust I are $232 million aggregate principal amount of the Company's 7.75 percent Junior Subordinated Notes due June 30, 2036. In January 1997, Georgia Power Capital Trust II (Trust II), of which the Company owns all the common securities, issued $175 million of 7.60 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust II are $180 million aggregate principal amount of the Company's 7.60 percent Junior Subordinated Notes due December 31, 2036.

Liquidity and Capital Requirements

Cash provided from operations decreased by $31 million in 1996, primarily due to higher operating and maintenance expenses.

    The Company estimates that construction expenditures for the years 1997 through 1999 will total $490 million, $479 million and $464 million, respectively. Investments in transmission and distribution facilities, enhancements to existing generating plants, additions of a co-owned combustion turbine generating plant, and equipment to comply with the provisions of the Clean Air Act are planned.

    Cash requirements for improvement fund requirements, redemptions announced, and maturities of long-term debt and preferred stock are expected to total $436 million during 1997 through 1999.

    As a result of requirements by the Nuclear Regulatory Commission, the Company has established external trust funds for the purpose of funding nuclear decommissioning costs. For 1997 through 1999, the amount to be funded totals $24 million annually. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning."

Sources of Capital

The Company expects to meet future capital requirements primarily using funds generated from operations and, if needed, by the issuance of new debt and equity securities, term loans, and short-term borrowings. To meet short-term cash needs and contingencies, the Company had approximately $1.1 billion of unused credit arrangements with banks at the beginning of 1997. See Note 9 to the financial statements under "Bank Credit Arrangements" for additional information.

    The Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's ability to satisfy all coverage requirements is such that it could issue new first mortgage bonds and preferred stock to provide sufficient funds for all anticipated requirements.

Environmental Issues

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- is having a significant impact on the operating companies of Southern Company, including Georgia Power. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units in the Southern electric system. As a result of Southern Company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

Georgia Power Company 1996 Annual Report

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

    Southern Company achieved Phase I sulfur dioxide compliance at the affected units by switching to low-sulfur coal, which has required some equipment upgrades. This compliance strategy resulted in unused emission allowances being banked for later use. Construction expenditures for Georgia Power's Phase I compliance totaled approximately $163 million.

    For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as required to meet Phase II limits. Therefore, current compliance strategy could require total Phase II estimated construction expenditures, for the Company, of approximately $29 million of which $21 million remains to be spent. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

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

    The EPA and state environmental regulatory agencies are reviewing and evaluating various matters including: revisions to the ambient air quality standards for ozone and particulate matter; emission control strategies for ozone nonattainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

    The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required clean-up costs and has recognized in the financial statements costs to clean up known sites. These costs for the Company amounted to $2 million, $8 million and $8 million, in 1996, 1995, and 1994, respectively. Additional sites may require environmental remediation for which the Company may be liable for a portion of or all required clean-up costs. See Note 3 to the financial statements under "Certain Environmental Contingencies" for information regarding the Company's potentially responsible party status at a site in Brunswick, Georgia and the status of sites listed on the State of Georgia's hazardous site inventory.

    Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of any such changes cannot be determined at this time.

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

STATEMENTS OF INCOME
For the Years Ended December 31, 1996, 1995, and 1994
Georgia Power Company 1996 Annual Report

----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1996             1995              1994
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Operating Revenues:
Revenues                                                                         $   4,380,893    $   4,328,432     $   4,101,504
Revenues from affiliates                                                                35,886           76,906            60,899
----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                             4,416,779        4,405,338         4,162,403
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                                 835,194          900,973           870,653
  Purchased power from non-affiliates                                                  157,308          183,009           193,130
  Purchased power from affiliates                                                      229,324          131,740           158,063
  Provision for separation benefits                                                     39,099           10,607            82,238
  Other                                                                                741,383          735,918           643,375
Maintenance                                                                            315,934          292,029           272,818
Depreciation and amortization                                                          432,940          421,850           379,158
Amortization of deferred Plant Vogtle costs, net (Note 1)                              136,650          124,454            74,888
Taxes other than income taxes                                                          207,098          204,675           194,566
Federal and state income taxes                                                         435,904          449,204           399,413
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                             3,530,834        3,454,459         3,268,302
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                       885,945          950,879           894,101
Other Income (Expense):
Allowance for equity funds used during construction                                      3,144            2,734             5,663
Equity in earnings of unconsolidated subsidiary (Note 4)                                 3,851            4,051             3,588
Interest income                                                                          5,333            5,524             3,254
Other, net                                                                             (43,502)          (8,973)           10,626
Income taxes applicable to other income                                                 18,581            3,022             7,975
----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                         873,352          957,237           925,207
----------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
Interest on long-term debt                                                             207,851          254,607           306,473
Allowance for debt funds used during construction                                      (11,416)         (12,081)          (11,571)
Interest on interim obligations                                                         15,478           21,463            17,529
Amortization of debt discount, premium, and expense, net                                14,790           15,835            15,743
Other interest charges                                                                   6,338           11,399            23,183
Distributions on preferred securities of subsidiary companies                           14,958            9,000               300
----------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                        247,999          300,223           351,657
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                             625,353          657,014           573,550
Dividends on Preferred Stock                                                            45,026           48,152            48,006
==================================================================================================================================
Net Income After Dividends on Preferred Stock                                    $     580,327    $     608,862     $     525,544
==================================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1996, 1995, and 1994
Georgia Power Company 1996 Annual Report

----------------------------------------------------------------------------------------------------------------------------
                                                                                    1996              1995             1994
----------------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Operating Activities:
Net income                                                                $      625,353   $       657,014   $      573,550
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                           521,086           527,310          484,032
         Deferred income taxes and investment tax credits, net                    35,700            37,150           33,567
         Allowance for equity funds used during construction                      (3,144)           (2,734)          (5,663)
         Amortization of deferred Plant Vogtle costs, net                        136,650           124,454           74,888
         Non-cash portion of separation benefits                                       -                 -           68,599
         Loss (gain) on asset sales                                                3,766           (23,588)         (22,717)
         Other, net                                                               49,649            23,722          (72,597)
         Changes in certain current assets and liabilities --
            Receivables, net                                                       9,421           (59,370)          67,218
            Inventories                                                           55,753            30,761          (63,545)
            Payables                                                             (35,651)           45,882            5,409
            Taxes accrued                                                         11,766            11,373          (60,474)
            Energy cost recovery, retail                                             679            42,576           55,505
            Other                                                                (24,040)            3,473             (706)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                    1,386,988         1,418,023        1,137,066
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (428,220)         (480,449)        (638,426)
Sales of property                                                                  3,319           131,099          132,644
Other                                                                            (16,468)          (42,579)         (41,273)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (441,369)         (391,929)        (547,055)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds --
     Preferred securities                                                        225,000                 -          100,000
     First mortgage bonds                                                         10,000            75,000                -
     Pollution control bonds                                                     112,825           504,700          527,210
Retirements --
     Preferred stock                                                            (179,148)                -                -
     First mortgage bonds                                                       (210,860)         (505,789)        (133,559)
     Pollution control bonds                                                    (119,665)         (504,810)        (510,320)
     Other long-term debt                                                              -           (37,000)         (10,187)
Interim obligations, net                                                          30,166           (24,472)         (57,425)
Special deposits -- redemption funds                                             (44,454)                -                -
Capital distribution to parent company                                          (250,000)                -                -
Payment of preferred stock dividends                                             (46,911)          (48,419)         (47,147)
Payment of common stock dividends                                               (475,500)         (451,500)        (429,300)
Miscellaneous                                                                    (10,646)          (17,413)         (22,640)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                          (959,193)       (1,009,703)        (583,368)
----------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                          (13,574)           16,391            6,643
Cash and Cash Equivalents at Beginning of Year                                    28,930            12,539            5,896
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                  $       15,356   $        28,930   $       12,539
============================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                        249,434   $       298,482          336,155
     Income taxes (net of refunds)                                               373,886           404,129          386,653
----------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 1996 and 1995
Georgia Power Company 1996 Annual Report

---------------------------------------------------------------------------------------------------------------
ASSETS                                                                            1996                    1995
---------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)

Utility Plant:
Plant in service                                                       $    14,769,573         $    14,538,595
Less accumulated provision for depreciation                                  4,793,638               4,417,120

---------------------------------------------------------------------------------------------------------------
                                                                             9,975,935              10,121,475
Nuclear fuel, at amortized cost                                                121,840                 124,849
Construction work in progress (Note 4)                                         256,141                 236,715

---------------------------------------------------------------------------------------------------------------
Total                                                                       10,353,916              10,483,039
---------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Southern Electric Generating Company, at equity (Note 4)                        26,032                  27,232
Nuclear decommissioning trusts, at market                                      130,178                  92,273
Miscellaneous                                                                  103,787                 120,383
---------------------------------------------------------------------------------------------------------------
Total                                                                          259,997                 239,888
---------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                       15,356                  28,930
Receivables-
  Customer accounts receivable                                                 392,328                 418,749
  Other accounts receivable                                                    159,499                 102,953
  Affiliated companies                                                          20,095                  15,482
  Accumulated provision for uncollectible accounts                              (4,000)                 (5,000)
Fossil fuel stock, at average cost                                             117,382                 145,151
Materials and supplies, at average cost                                        258,820                 286,804
Prepayments                                                                    109,771                 107,764
Vacation pay deferred                                                           39,965                  35,543
---------------------------------------------------------------------------------------------------------------
Total                                                                        1,109,216               1,136,376
---------------------------------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 8)                              818,418                 871,783
Deferred Plant Vogtle costs (Note 1)                                           170,988                 307,638
Premium on reacquired debt, being amortized                                    166,670                 174,018
Debt expense, being amortized                                                   32,693                  27,227
Miscellaneous                                                                  159,153                 230,306
---------------------------------------------------------------------------------------------------------------
Total                                                                        1,347,922               1,610,972
---------------------------------------------------------------------------------------------------------------
Total Assets                                                           $    13,071,051         $    13,470,275
===============================================================================================================
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1996 and 1995
Georgia Power Company 1996 Annual Report

-------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                                        1996                    1995
-------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)

Capitalization (See accompanying statements):
Common stock equity                                                        $     4,154,281         $     4,299,012
Preferred stock                                                                    464,611                 692,787
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
    subordinated debentures or notes (Note 9)                                      325,000                 100,000
Long-term debt                                                                   3,200,419               3,315,460
-------------------------------------------------------------------------------------------------------------------
Total                                                                            8,144,311               8,407,259
-------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Preferred stock due within one year (Note 9)                                        49,028                       -
Long-term debt due within one year (Note 9)                                         60,622                 150,446
Notes payable to banks (Note 9)                                                    207,300                 178,000
Commercial paper (Note 9)                                                          223,196                 222,330
Accounts payable-
  Affiliated companies                                                              66,821                  72,878
  Other                                                                            263,093                 316,278
Customer deposits                                                                   64,901                  53,145
Taxes accrued-
  Federal and state income                                                          15,497                   7,759
  Other                                                                            100,661                  96,633
Interest accrued                                                                    79,936                  96,162
Vacation pay accrued                                                                38,597                  34,233
Miscellaneous                                                                      114,530                 137,184
-------------------------------------------------------------------------------------------------------------------
Total                                                                            1,284,182               1,365,048
-------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                       2,522,945               2,510,458
Accumulated deferred investment tax credits                                        415,477                 432,184
Deferred credits related to income taxes (Note 8)                                  382,381                 410,016
Employee benefits provisions                                                       186,319                 182,082
Disallowed Plant Vogtle capacity buyback costs (Note 4)                             57,250                  58,514
Miscellaneous                                                                       78,186                 104,714
-------------------------------------------------------------------------------------------------------------------
Total                                                                            3,642,558               3,697,968
-------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1 through 7)
Total Capitalization and Liabilities                                       $    13,071,051         $    13,470,275
===================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CAPITALIZATION
At December 31, 1996 and 1995
Georgia Power Company 1996 Annual Report

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 1996             1995       1996        1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)              (percent of total)
Common Stock Equity:
Common stock, without par value --
     Authorized -- 15,000,000 shares
     Outstanding --  7,761,500 shares                                 $       344,250   $      344,250
Paid-in capital                                                             2,134,886        2,384,444
Premium on preferred stock                                                        371              413
Retained earnings (Note 9)                                                  1,674,774        1,569,905
----------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                                   4,154,281        4,299,012         51.0%        51.1%
----------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock, without par value:
     Authorized -- 55,000,000 shares
     Outstanding -- 16,111,964 shares
         $100 stated value --
            4.60% to 6.60%                                                    117,787          117,787
            7.72% to 7.80%                                                     30,000          105,000
         $25 stated value --
            $1.90 to $2.125                                                   190,852          295,000
         Adjustable rate -- at January 1, 1997:
              5.20%                                                           100,000          100,000
              5.66%                                                            75,000           75,000
----------------------------------------------------------------------------------------------------------------------------------
Total cumulative preferred stock (annual dividend
     requirement -- $32,580,000)                                              513,639          692,787
Less amount due within one year (Note 9)                                       49,028                -
----------------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock excluding amount due within one year               464,611          692,787          5.7         8.2
----------------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
   Redeemable Preferred Securities (Note 9):
     $25 liquidation value -- 9%                                              100,000          100,000
     $25 liquidation value -- 7.75%                                           225,000                -
----------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $26,438,000)                        325,000          100,000          4.0         1.2
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
     Maturity                           Interest Rates
     March 1, 1996                      4 3/4%                                      -          150,000
     April 1, 1998                      5 1/2%                                100,000          100,000
     September 1, 1999                  6 1/8%                                195,000          195,000
     March 1, 2000                      6%                                    100,000          100,000
     October 1, 2000                    7%                                    100,000          100,000
     2002 through 2005                  6.07% to 6 7/8%                       435,000          425,000
     2008                               6 7/8%                                 50,000           50,000
     2022 through 2025                  7.55% to 8 5/8%                       534,508          595,368
----------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                  1,514,508        1,715,368
Pollution control obligations (Note 9)                                      1,671,190        1,678,030
Other long-term debt (Note 9)                                                  87,114           87,400
Unamortized debt discount, net                                                (11,771)         (14,892)
----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $209,047,000)                                           3,261,041        3,465,906
Less amount due within one year (Note 9)                                       60,622          150,446
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                         3,200,419        3,315,460         39.3        39.5
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                  $     8,144,311   $    8,407,259        100.0%      100.0%
==================================================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1996, 1995, and 1994
Georgia Power Company 1996 Annual Report

----------------------------------------------------------------------------------------------------------------
                                                                        1996             1995              1994
----------------------------------------------------------------------------------------------------------------
                                                                                (in thousands)

Balance at Beginning of Period                                 $   1,569,905    $   1,412,543     $   1,316,447
Net income after dividends on preferred stock                        580,327          608,862           525,544
Cash dividends on common stock                                      (475,500)        (451,500)         (429,300)
Preferred stock transactions, net                                         42                -              (148)
----------------------------------------------------------------------------------------------------------------
Balance at End of Period (Note 9)                              $   1,674,774    $   1,569,905     $   1,412,543
================================================================================================================


STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1996, 1995, and 1994
Georgia Power Company 1996 Annual Report

----------------------------------------------------------------------------------------------------------------------
                                                                              1996             1995              1994
----------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)

Balance at Beginning of Period                                       $   2,384,444    $   2,384,348     $   2,384,348
Capital distribution to parent company                                    (250,000)               -                 -
Contributions to capital by parent company                                     442               96                 -
----------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                             $   2,134,886    $   2,384,444     $   2,384,348
======================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Georgia Power Company 1996 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The Company is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), a system service company, Southern Communications Services (Southern Communications), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), The Southern Development and Investment Group (Southern Development), and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four Southeastern states. Contracts among the operating companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). SCS provides, at cost, specialized services to Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Energy designs, builds, owns, and operates power production and delivery facilities and provides a broad range of energy related services in the United States and international markets. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Development develops new business opportunities related to energy products and services.

    Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of this act. The Company is also subject to regulation by the FERC and the Georgia Public Service Commission
(GPSC). The Company follows generally accepted accounting principles (GAAP) and complies with the accounting policies and practices prescribed by the respective regulatory commissions. The preparation of financial statements in conformity with GAAP requires the use of estimates, and the actual results may differ from these estimates.

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

                                            1996       1995
                                          --------------------
                                             (in millions)
                                          --------------------
Deferred income taxes                     $   818    $   872
Deferred income tax credits                  (382)      (410)
Deferred Plant Vogtle costs                   171        308
Premium on reacquired debt                    167        174
Corporate building lease                       51         49
Demand-side program costs                      44         79
Vacation pay                                   40         36
Postretirement benefits                        38         53
Department of Energy assessments               32         33
Inventory conversions                         (18)       (31)
Other, net                                     27         36
==============================================================
Total                                     $   988     $1,199
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

Georgia Power Company 1996 Annual Report


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

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1996, uncollectible accounts continued to average less than 1 percent of revenues.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $78 million in 1996, $86 million in 1995, and $87 million in 1994. The Company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel, which was scheduled to begin in 1998. However, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch and into 2008 at Plant Vogtle. Activities for adding dry cast storage capacity at Plant Hatch by as early as 1999 are in progress.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The assessment will be paid over a 15-year period, which began in 1993. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The Company -- based on its ownership interests -- estimates its remaining liability under this law at December 31, 1996, to be approximately $30 million. This obligation is recorded in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.1 percent in 1996, 3.2 percent in 1995 and 3.1 percent in 1994. In addition, the Company recorded accelerated depreciation of electric plant of $24 million in 1996 and $6 million in 1995. The amount of such charges in the accumulated provision for depreciation is $30 million at December 31, 1996. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities and removal of other facilities.

    In 1988, the Nuclear Regulatory Commission (NRC) adopted regulations requiring all licensees operating commercial nuclear power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. The Company has established external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over a set period of time as ordered by the GPSC. Earnings on the trust funds are considered in determining decommissioning expense. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. The Company has filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

    Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of the retirement

Georgia Power Company 1996 Annual Report


date. The estimated costs of decommissioning -- both site study costs and ultimate costs at December 31, 1996 -- based on the Company's ownership interests -- were as follows:

                                           Plant      Plant
                                           Hatch     Vogtle
                                        --------------------
Site study basis (year)                     1994       1994

Decommissioning periods:
   Beginning year                           2014       2027
   Completion year                          2027       2038
------------------------------------------------------------
                                           (in millions)
Site study costs:
   Radiated structures                      $294       $233
   Non-radiated structures                    41         52
============================================================
Total                                       $335       $285
============================================================
                                           (in millions)
Ultimate costs:
   Radiated structures                      $781     $1,018
   Non-radiated structures                   111        230
------------------------------------------------------------
Total                                       $892     $1,248
============================================================

                                           (in millions)
Amount expensed in 1996                    $  11     $   9

Accumulated provisions:
   Balance in external trust funds         $  79     $  51
   Balance in internal reserves               27        13
============================================================
Total                                       $106     $  64
============================================================

Significant assumptions:
   Inflation rate                           4.4%      4.4%
   Trust earnings rate                      6.0       6.0
------------------------------------------------------------

    Annual provisions for nuclear decommissioning are based on an annuity method as approved by the GPSC. The decommissioning costs included in cost of service are based on the higher of the costs to decommission the radioactive portions of the plants based on 1994 site studies or the NRC minimum funding requirements. The Company expects the GPSC to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

    The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, changes in the assumptions used in making estimates, changes in regulatory requirements, changes in technology, and changes in costs of labor, materials, and equipment.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Plant Vogtle Phase-In Plans

In 1987 and 1989, the GPSC ordered that the allowed costs of Plant Vogtle, a two-unit nuclear facility of which Georgia Power owns 45.7 percent, be phased into rates. Pursuant to the orders, the Company recorded a deferred return under phase-in plans until October 1991 when the allowed investment was fully reflected in rates. In 1991, the GPSC levelized the remaining Plant Vogtle declining capacity buyback expenses over a six-year period. In addition, the Company deferred certain Plant Vogtle operating expenses and financing costs under accounting orders issued by the GPSC. These GPSC orders provide for the recovery of deferred costs within 10 years.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. For the years 1996, 1995 and 1994, the average AFUDC rates were 6.59 percent, 6.53 percent and 6.18 percent, respectively. AFUDC, net of taxes, as a percentage of net income after dividends on preferred stock, was less than 2.5 percent for 1996, 1995, and 1994.

Georgia Power Company 1996 Annual Report

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

Financial Instruments

The Company's financial instruments for which the carrying amounts did not approximate fair value at December 31 were as follows:

                                       Carrying        Fair
                                        Amount        Value
                                     --------------------------
Long-term debt:                            (in millions)
     At December 31, 1996                $3,174       $3,206
     At December 31, 1995                 3,378        3,487
Preferred Securities:
     At December 31, 1996                   325          333
     At December 31, 1995                   100          114
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

Postretirement Benefits

The Company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Qualified trusts are funded to the extent deductible under federal income tax regulations and to the extent required by the GPSC and the FERC. During 1996 and 1995, the Company funded $25 million and $21 million, respectively, to the qualified trusts. Amounts funded are primarily invested in debt and equity securities.

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

Georgia Power Company 1996 Annual Report

Funded Status and Cost of Benefits

The following tables show actuarial results and assumptions for pension and postretirement benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

                                                Pension
                                          ---------------------
                                             1996       1995
                                          ---------------------
                                             (in millions)
                                          ---------------------
Actuarial present value of
 benefit obligations:
     Vested benefits                      $     806  $     830
     Non-vested benefits                         52         43

--------------------------------------------------------------
Accumulated benefit obligation                  858        873
Additional amounts related
   to projected salary increases                314        290
---------------------------------------------------------------
Projected benefit obligation                  1,172      1,163
Less:
   Fair value of plan assets                  1,797      1,688
   Unrecognized net gain                       (591)      (465)
   Unrecognized prior service cost               56         26
   Unrecognized transition asset                (47)       (52)
---------------------------------------------------------------
Prepaid asset recognized in
   the Balance Sheets                     $      43  $      34
===============================================================


                                              Postretirement
                                                Benefits
                                          ---------------------
                                             1996       1995
                                          ---------------------
                                             (in millions)
Actuarial present value of
 benefit obligation:
     Retirees and dependents                   $217       $214
     Employees eligible to retire                29         16
     Other employees                            184        188
---------------------------------------------------------------
Accumulated benefit obligation                  430        418
Less:
   Fair value of plan assets                    112         81
   Unrecognized net loss                         50         44
   Unrecognized transition
     obligation                                 157        186
---------------------------------------------------------------
Accrued liability recognized in the
   Balance Sheets                              $111      $ 107
===============================================================

    In 1995, the Company announced a cost sharing program for postretirement benefits. The program establishes limits on amounts the Company will pay to provide future retiree postretirement benefits. This change reduced the 1995 accumulated postretirement benefit obligation by approximately $97 million.

    The weighted average rates used in actuarial calculations were:

                                   1996       1995       1994
----------------------------------------------------------------
Discount                           7.8%       7.3%       8.0%
Annual salary increase             5.3        4.8        5.5
Long-term return on
   plan assets                     8.5        8.5        8.5
----------------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 9.3 percent for 1996, decreasing gradually to 5.8 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation as of December 31, 1996, by $42 million and the aggregate of the service and interest cost components of the net postretirement cost by $4 million.

    The components of the plans' net costs are shown below:

                                               Pension
                                     ----------------------------
                                       1996      1995      1994
                                     ----------------------------
                                            (in millions)
Benefits earned during the year       $  35    $  33     $  34
Interest cost on projected
   benefit obligation                    86       78        71
Actual (return) loss on plan assets    (202)    (317)       35
Net amortization (deferral)              62      185      (160)
-----------------------------------------------------------------
Net pension cost                      $ (19)   $ (21)    $ (20)
=================================================================

    Net pension costs were negative in 1996, 1995 and 1994. Of net pension amounts recorded, $14 million in 1996 and $15 million in 1995 and 1994 were recorded as a reduction to operating expense, and the remainder was recorded as a reduction to construction and other accounts.

Georgia Power Company 1996 Annual Report



                                       Postretirement Benefits
                                        1996    1995     1994
                                      -------------------------
                                           (in millions)
Benefits earned during the year        $  9     $13      $15
Interest cost on accumulated
   benefit obligation                    30      34       33
Amortization of transition
   obligation                             9      16       15
Actual (return) loss on plan
   assets                                (6)     (8)       1
Net amortization (deferral)               3       4       (3)
---------------------------------------------------------------
Net postretirement cost                 $45     $59      $61
===============================================================

    Of the above net postretirement benefit costs recorded, $29 million in 1996, $33 million in 1995, and $28 million in 1994 were charged to operating expenses. In addition, $3 million in 1996, $11 million in 1995, and $18 million in 1994 were deferred, and the remainder was charged to construction and other accounts. During 1996, the Company expensed an additional $19 million due to an adjustment to amounts previously deferred under the GPSC order as a result of changes in the postretirement benefit plan.

Work Force Reduction Programs

The Company has incurred costs for work force reduction programs. The costs related to these programs were $39 million in 1996, $11 million in 1995 and $82 million in 1994. Additionally, the Company recognized $9 million in 1996, $3 million in 1995, and $8 million in 1994 for its share of costs associated with SCS's work force reduction programs.

3. REGULATORY AND LITIGATION MATTERS

Retail Accounting Order

On February 16, 1996, the GPSC approved a three-year accounting order for the Company. Under the order, effective January 1, 1996, the Company's earnings are evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Earnings in excess of 12.5 percent will be used to accelerate the amortization of regulatory assets or depreciation of electric plant. At its option, the Company may also recognize accelerated amortization or depreciation of assets within the allowed return on common equity range. The Company is required to absorb cost increases of approximately $29 million annually during the order's three-year operation, including $14 million annually of accelerated depreciation of electric plant. During the order's operation, the Company will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. Under the approved order, on July 1, 1998 the Company will make a general rate case filing in response to which the GPSC would be expected either to continue the provisions of the accounting order or adopt different ones. The Company's 1996 retail return on common equity was within the 10 percent to 12.5 percent range.

    In November 1996, on appeal by a consumer group, the Superior Court of Fulton County, Georgia, reversed the GPSC's accounting order and remanded the matter to the GPSC. The Court found that statutory requirements applicable to rate cases should have been, but were not, followed. The GPSC subsequently appealed the Superior Court's decision. In December 1996, the Company also filed for an appeal. The Company is continuing to recognize expenses in accordance with the accounting order while it is under appeal.

Rocky Mountain Plant Status

In its 1985 financing order, the GPSC concluded that completion of the Rocky Mountain pumped storage hydroelectric plant in 1991, as then planned, was not economically justifiable and reasonable and withheld authorization for the Company to spend funds from approved securities issuances on that plant. AFUDC accrued on the Rocky Mountain plant was not credited to income or included in the plant's cost since December 1985. In 1988, the Company and OPC entered into a joint ownership agreement for OPC to assume responsibility for the construction and operation of the plant, as discussed in Note 6. In 1995, the plant went into commercial operation. However, full recovery of the Company's
25.4 percent ownership interest depends on the GPSC's treatment of the plant's costs and disposition of the plant's capacity output. In June 1996, the GPSC initiated a review of the Rocky Mountain pumped storage hydroelectric plant. In the event the GPSC does not allow full recovery of the plant's costs, then the portion not allowed may have to be written off. At December 31, 1996, the Company's net investment in the plant was approximately $175 million.

    The final outcome of this matter cannot now be determined. Accordingly, no provision for any write-down of the investment in the plant has been made.

Georgia Power Company 1996 Annual Report

Demand-Side Conservation Programs

In October 1993, a Superior Court of Fulton County, Georgia, judge ruled that rate riders previously approved by the GPSC for recovery of the Company's costs incurred in connection with demand-side conservation programs were unlawful. The Company suspended collection of the demand-side conservation costs and appealed the court's decision to the Georgia Court of Appeals. The Company deferred costs related to these programs under an accounting order approved by the GPSC until December 1994, when the Company resumed collection under the rate riders after the Georgia Court of Appeals upheld their legality. In August 1995, the GPSC ordered the Company to discontinue its current demand-side conservation programs by the end of 1995. The rate riders will remain in effect until costs deferred are collected, which is expected to be by the end of 1997.

    Under the Retail Accounting Order approved February 16, 1996, the Company will recognize approximately $29 million of deferred program costs over a three-year period which will not be recovered through the riders.

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

    If the rates of return on common equity recommended by the FERC staff were applied to all the schedules and contracts involved in both proceedings, as well as certain other contracts that reference these proceedings in determining return on common equity and if refunds were ordered, the amount of refunds could range up to approximately $61 million at December 31, 1996. However, management believes that rates are not excessive, and that refunds are not justified.

Certain Environmental Contingencies

In January 1995, the Company and four other unrelated entities were notified by the EPA that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a site in Brunswick, Georgia. As of December 31, 1996, the Company has recognized approximately $5 million in expenses associated with this site. This represents the Company's agreed upon share of removal and remedial investigation and feasibility study costs. The final outcome of this matter cannot now be determined. However, based on the nature and extent of the Company's activities relating to the site, management believes that the Company's portion of any remaining remediation costs should not be material.

    In compliance with the Georgia Hazardous Site Response Act of 1993, the State of Georgia was required to compile an inventory of all known or suspected sites where hazardous wastes, constituents or substances have been disposed of or released in quantities deemed reportable by the State. In developing this list, the State identified several hundred properties throughout the State, including 25 sites which may require environmental remediation that were either previously or are currently owned by the Company. The majority of these sites are electrical power substations and power generation facilities. The Company has remediated seven electrical substations on the list at a cost of approximately $1 million. In addition, the Company has recognized approximately $16 million in expenses through December 31, 1996 for the assessment of the remaining sites on the list and the anticipated clean-up cost for 13 sites that the Company plans to remediate. The accrued costs for environmental remediation obligations are not discounted to their present value. Any cost of remediating

Georgia Power Company 1996 Annual Report

the remaining sites cannot presently be determined until such studies are completed for each site and the State of Georgia determines whether remediation is required. If all listed sites were required to be remediated, the Company could incur expenses of up to approximately $15 million in additional clean-up costs and construction expenditures of up to approximately $65 million to develop new waste management facilities or install additional pollution control devices.

Wholesale Litigation

In July 1994, Oglethorpe Power Corporation (OPC) and the Municipal Electric Authority of Georgia (MEAG) filed a joint complaint with the FERC seeking to recover from the Company an aggregate of approximately $16.5 million in alleged partial requirements rates overcharges, plus approximately $6.3 million in interest. OPC and MEAG claimed that the Company improperly reflected in such rates costs associated with capacity that had previously been sold to Gulf States pursuant to a unit power sales contract or, alternatively, that they should be allocated a portion of the proceeds received by the Company as a result of a settlement with Gulf States of litigation arising out of such contract. In November 1996, the Company reached a settlement with OPC, MEAG and the City of Dalton to pay the parties an aggregate of $14 million. The settlement has been approved by the FERC.

    In May 1996, MEAG filed a complaint with the FERC seeking termination as of December 31, 1996 of the partial requirements tariff pursuant to which the Company currently sells wholesale energy to MEAG. The complaint also sought refunds in an unspecified amount as a result of alleged overcharges by the Company under the tariff for the years 1993 through 1996. In June 1996, the Company filed a response with the FERC requesting that its partial requirements service obligation to MEAG be terminated as of the date sought by MEAG. On January 10, 1997, the Company and MEAG reached an agreement to enter into a new power supply relationship which would replace in their entirety the partial requirements tariff and the scheduling services agreement between the Company and MEAG. The agreement required the parties to formalize a new contractual relationship and within approximately 45 days file the new contract with the FERC for approval. Under the agreement, the Company does not owe MEAG any refunds for alleged overcharges for the years specified.

Nuclear Performance Standards

In October 1989, the GPSC adopted a nuclear performance standard for the Company's nuclear generating units under which the performance of plants Hatch and Vogtle will be evaluated every three years. The performance standard is based on each unit's capacity factor as compared to the average of all comparable U.S. nuclear units operating at a capacity factor of 50 percent or higher during the three-year period of evaluation. Depending on the performance of the units, the Company could receive a monetary reward or penalty under the performance standards criteria.

    The first evaluation was conducted in 1993 for performance during the 1990-92 period. The GPSC approved a performance reward of approximately $8.5 million for the Company. This reward was collected through the retail fuel cost recovery provision and recognized in income over a 36-month period which ended in October 1996. In January 1997, the GPSC approved a performance award of approximately $11.7 million for performance during the 1993-95 period. This reward will be collected through the retail fuel cost recovery provision and recognized in income over a 36-month period beginning January 1997.

4.  COMMITMENTS

Construction Program

While the Company has no traditional baseload generating plants under construction, the construction of one jointly owned combustion turbine peaking unit was completed in January 1997. In addition, significant construction of transmission and distribution facilities, and projects to upgrade and extend the useful life of generating plants will continue. The Company currently estimates property additions to be approximately $490 million in 1997, $479 million in 1998, and $464 million in 1999. The estimates for property additions for the three-year period include $31 million committed to meeting the requirements of the Clean Air Act.

    The construction program is subject to periodic review and revision, and actual construction costs may vary from estimates because of numerous factors, including, but not limited to, changes in business conditions, load growth estimates, environmental regulations, and regulatory requirements.

Georgia Power Company 1996 Annual Report

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term fossil and nuclear fuel commitments at December 31, 1996 were as follows:

                                                Minimum
Year                                          Obligations
                                         ----------------------
                                             (in millions)
1997                                            $   833
1998                                                679
1999                                                512
2000                                                423
2001                                                358
2002 and beyond                                   1,722
---------------------------------------------------------------
Total minimum obligations                       $ 4,527
===============================================================

    Additional commitments for coal and for nuclear fuel will be required in the future to supply the Company's fuel needs.

Purchase Power Commitments

In connection with the joint ownership arrangement for Plant Vogtle, discussed in Note 6, the Company has made commitments to purchase declining fractions of OPC's and MEAG's capacity and energy from this plant. The declining commitments were in effect during periods of up to seven years following commercial operation and ended in 1996. The commitments regarding a portion of a 5 percent interest in Plant Vogtle owned by MEAG are in effect until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. The energy cost is a function of each unit's variable operating costs. Except as noted below, the cost of such capacity and energy is included in purchased power from non-affiliates in the Company's Statements of Income. Capacity payments totaled $68 million, $76 million, and $129 million in 1996, 1995, and 1994, respectively. The current projected Plant Vogtle capacity payments are:

Year                                            Amounts
                                         ----------------------
                                             (in millions)
1997                                            $    58
1998                                                 60
1999                                                 62
2000                                                 63
2001                                                 62
2002 and beyond                                     858
---------------------------------------------------------------
Total                                           $ 1,163
==============================================================

    Portions of the payments noted above relate to costs in excess of Plant Vogtle's allowed investment for ratemaking purposes. The present value of these portions was written off in 1987 and 1990.

    As discussed in Note 1, the Plant Vogtle declining capacity buyback expense is being levelized over a six-year period which began in October 1991.

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

                                1996       1995       1994
                             ---------------------------------
                                     (in millions)
Energy                           $47         $44        $43
Capacity                          30          29         33
--------------------------------------------------------------
Total                            $77         $73        $76
==============================================================
Kilowatt-hours                 2,780       2,391      2,429
--------------------------------------------------------------

Georgia Power Company 1996 Annual Report

    At December 31, 1996, the capitalization of SEGCO consisted of $52 million of equity and $76 million of long-term debt on which the annual interest requirement is $5 million.

    The Company has entered into a 30-year purchase power agreement, scheduled to begin in June 1998, for electricity during peaking periods from a planned 300 megawatt cogeneration facility. Capacity and fixed operation and maintenance (O&M) payments are subject to reductions for failure to meet minimum capacity output. Estimated capacity and fixed O&M payments are as follows:

Year                                            Amounts
                                         ----------------------
                                             (in millions)
1998                                             $  13
1999                                                15
2000                                                15
2001                                                15
2002 and beyond                                    320
---------------------------------------------------------------
Total                                            $ 378
===============================================================

Operating Leases

The Company has entered into coal rail car rental agreements with various terms and expiration dates. These expenses totaled $11 million, $12 million, and $13 million for 1996, 1995, and 1994, respectively. At December 31, 1996, estimated minimum rental commitments for these noncancelable operating leases were as follows:

Year                                            Amounts
                                         ----------------------
                                             (in millions)
1997                                             $  11
1998                                                10
1999                                                10
2000                                                10
2001                                                10
2002 and beyond                                    121
---------------------------------------------------------------
Total                                            $ 172
===============================================================

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

    The Company is a member of Nuclear Mutual Limited (NML), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium assessment in the event that losses exceed accumulated reserve funds. The Company's maximum annual assessment is limited to $11 million under current policies.

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

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum annual assessments under the current policies for the Company would be $16 million for excess property damage and $12 million for replacement power.

Georgia Power Company 1996 Annual Report

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


    The Scherer Unit 4 transactions were as follows:

  Closing                   Percent                After-Tax
    Date       Capacity    Ownership     Amount       Gain
---------------------------------------------------------------
           (in megawatts)                   (in millions)

July 1991         290         35.46%      $ 291       $ 14
June 1993         258         31.44         253         18
June 1994         135         16.55         133         11
June 1995         135         16.55         131         12
---------------------------------------------------------------
Total             818        100.00%      $ 808       $ 55
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

    The Company and Florida Power Corporation (FPC) jointly own a 150 megawatt combustion turbine unit at Intercession City, Florida, near Orlando. The unit began commercial operation in January 1997, and is operated by FPC. The Company owns a one-third interest in the unit, with use of 100 percent of the unit's capacity from June through September. FPC has the capacity the remainder of the year. The Company's investment in the unit is approximately $13 million.

    At December 31, 1996, the Company's percentage ownership and investment (exclusive of nuclear fuel) in

Georgia Power Company 1996 Annual Report


jointly owned facilities in commercial operation, were as follows:

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
       (pumped storage)
-----------------------------------------------------------------

                                                   Accumulated
  Facility (Type)                  Investment     Depreciation
----------------------------------------------------------------
                                         (in millions)
  Plant Vogtle (nuclear)              $3,299*          $843
  Plant Hatch (nuclear)                  854            436
  Plant Wansley (coal)                   301            134
  Plant Scherer (coal)
     Units 1 and 2                       112             42
     Unit 3                              542            150
  Plant McIntosh
   Common Facilities
       (combustion-turbine)               19              1
  Rocky Mountain
            (pumped storage)             202             27
----------------------------------------------------------------

     * Investment net of write-offs.

7.  LONG-TERM POWER SALES AGREEMENTS

The Company and the operating subsidiaries of Southern Company have long-term contractual agreements for the sale of capacity and energy to non-affiliated utilities located outside the system's service area. These agreements consist of firm unit power sales pertaining to capacity from specific generating units. The Company also had agreements for non-firm sales, which expired in 1994, based on the capacity of the Southern system. Because energy is generally sold at cost under these agreements, it is primarily the capacity revenues that affect the Company's profitability.

    The Company's capacity revenues were as follows:

Year          Unit Power Sales             Non-firm Sales
-----------------------------------------------------------------
        (in millions) (megawatts)    (in millions) (megawatts)
1996         $  41           173           $  -             -
1995            53           248              -             -
1994            75           403              9           101
-----------------------------------------------------------------

    Unit power from specific generating plants is being sold to FP&L, FPC, JEA, and the City of Tallahassee, Florida. Under these agreements, the Company sold approximately 173 megawatts of capacity in 1996 and is scheduled to sell approximately 159 megawatts of capacity in 1997 through 1999, and in 2000, 126 megawatts will be sold. After 2000, capacity sales will decline to approximately 103 megawatts -- unless reduced by FP&L, FPC, and JEA -- until the expiration of the contracts in 2010.

    Long-term non-firm power of 200 megawatts was sold by the Southern system in 1994 to FPC, of which the Company's share was 101 megawatts, under a contract that expired at the end of 1994. Sales under these long-term non-firm power sales agreements were made from available power pool energy, and the revenues from the sales were shared by the operating affiliates.

8.  INCOME TAXES

At December 31, 1996, tax-related regulatory assets were $818 million and tax-related regulatory liabilities were $382 million. The assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

Georgia Power Company 1996 Annual Report


   Details of the federal and state income tax provisions are as follows:

                                     1996      1995      1994
                                  -------------------------------
Total provision for income taxes:          (in millions)
Federal:
   Currently payable                $ 325       $349      $306
   Deferred -
     Current year                      70         84        86
     Reversal of prior years          (41)       (55)      (57)
   Deferred investment tax
     credits                            -          1        (1)
-----------------------------------------------------------------
                                      354        379       334
-----------------------------------------------------------------
State:
   Currently payable                   56         60        52
   Deferred -
     Current year                      12         15        15
     Reversal of prior years           (5)        (8)      (10)
-----------------------------------------------------------------
                                       63         67        57
-----------------------------------------------------------------
Total                                 417        446       391
-----------------------------------------------------------------
Less:
   Income taxes credited
     to other income                  (19)        (3)       (8)
=================================================================
Total income taxes
   charged to operations            $ 436       $449      $399
=================================================================

    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:


                                               1996      1995
                                             -------------------
                                               (in millions)
Deferred tax liabilities:
   Accelerated depreciation                  $  1,736    $1,630
   Property basis differences                   1,038     1,074
   Deferred Plant Vogtle costs                     54       100
   Premium on reacquired debt                      67        70
   Deferred regulatory costs                       21        38
   Other                                           32        29
----------------------------------------------------------------
Total                                           2,948     2,941
----------------------------------------------------------------
Deferred tax assets:
   Other property basis differences               225       239
   Federal effect of state deferred taxes         100        97
   Other deferred costs                            93        83
   Disallowed Plant Vogtle buybacks                24        25
   Accrued interest                                10        13
   Fuel clause overrecovered                        8         6
   Other                                           18        18
----------------------------------------------------------------
Total                                             478       481
----------------------------------------------------------------
Net deferred tax liabilities                    2,470     2,460
Portion included in current assets                 53        51
----------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                     $  2,523    $2,511
================================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $17 million in 1996, $22 million in 1995, and $25 million in 1994. At December 31, 1996, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

                                       1996    1995     1994
                                     -------------------------
Federal statutory rate                  35%     35%      35%
State income tax, net of
   federal deduction                     4       4        4
Non-deductible book
   depreciation                          3       2        3
Difference in prior years'
   deferred and current tax rate        (1)     (1)      (1)
Other                                   (1)      -        -
-------------------------------------------------------------
Effective income tax rate               40%     40%      41%
=============================================================

Georgia Power Company 1996 Annual Report

    Southern Company and its subsidiaries file a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

9.  CAPITALIZATION

First Mortgage Bond Indenture & Charter Restrictions

The Company's first mortgage bond indenture contains various restrictions that remain in effect as long as the bonds are outstanding. At December 31, 1996, $778 million of retained earnings and paid-in capital was unrestricted for the payment of cash dividends or any other distributions under terms of the mortgage indenture. Supplemental indentures in connection with future first mortgage bond issues may contain more stringent restrictions than those currently in effect.

    The Company's charter limits cash dividends on common stock to the lesser of the retained earnings balance or 75 percent of net income available for such stock during a prior period of 12 months if the ratio of common stock equity to total capitalization, including retained earnings, adjusted to reflect the payment of the proposed dividend, is below 25 percent, and to 50 percent of such net income if such ratio is less than 20 percent. At December 31, 1996, the ratio as defined was 50.3 percent.

Preferred Securities

In December 1994, Georgia Power Capital, L.P., of which the Company is the sole general partner, issued $100 million of 9 percent mandatorily redeemable preferred securities. Substantially all of the assets of Georgia Power Capital are $103 million aggregate principal amount of Georgia Power's 9 percent Junior Subordinated Deferrable Interest Debentures due December 19, 2024. In August 1996, Georgia Power Capital Trust I (Trust I), of which the Company owns all the common securities, issued $225 million of 7.75 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust I are $232 million aggregate principal amount of the Company's 7.75 percent Junior Subordinated Notes due June 30, 2036. In January 1997, Georgia Power Capital Trust II (Trust II), of which the Company owns all the common securities, issued $175 million of 7.60 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust II are $180 million aggregate principal amount of the Company's 7.60 percent Junior Subordinated Notes due December 31, 2036.

    The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of Georgia Power Capital's and Georgia Power Capital Trusts' payment obligations with respect to the preferred securities.

    Georgia Power Capital, L.P., Georgia Power Capital Trust I, and Georgia Power Capital Trust II are subsidiaries of the Company, and accordingly are consolidated in the Company's financial statements.

Pollution Control Bonds

The Company has incurred obligations in connection with the sale by public authorities of tax-exempt pollution control revenue bonds. The Company has authenticated and delivered to trustees an aggregate of $1.5 billion of its first mortgage bonds, which are pledged as security for its obligations under pollution control revenue contracts. No interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase or loan agreements. An aggregate of approximately $90 million of the pollution control revenue bonds is secured by a subordinated interest in specific property of the Company.

    Details of pollution control bonds are as follows:


                     Interest Rates        1996        1995
    Maturity
--------------------------------------------------------------
                                            (in millions)
2000              4.375%                  $    50   $     50
2004-2006         5% to 6.75%                 143        145
2007-2011         6.375% to 6.40%              10         20
                        & Variable
2016              8%                            -         56
2017-2021         6% to 9.375%                235        287
2022-2026         5.40% to 6.75%
                       & Variable           1,233      1,120
-------------------------------------------------------------
Total pollution control bonds             $ 1,671     $1,678
=============================================================

Georgia Power Company 1996 Annual Report

Bank Credit Arrangements

At the beginning of 1997, the Company had unused credit arrangements with banks totaling $1.1 billion, of which $629.4 million expires at various times during 1997, $48.7 million expires at May 1, 1999, and $400 million expires at June 30, 1999.

    The $400 million expiring June 30, 1999, is under revolving credit arrangements with several banks providing the Company, Alabama Power Company, and Southern Company up to a total credit amount of $400 million. To provide liquidity support for commercial paper programs, $165 million, $135 million, and $100 million are currently dedicated to the Company, Alabama Power Company, and Southern Company, respectively. However, the allocations can be changed among the borrowers by notifying the respective banks.

    During the term of the agreements expiring in 1999, short-term borrowings may be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements require payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

    Of the Company's total $1.1 billion in unused credit arrangements, a portion of the lines is dedicated to provide liquidity support to variable rate pollution control bonds. The credit lines dedicated as of December 31, 1996, were $589.7 million. In connection with all other lines of credit, the Company has the option of paying fees or maintaining compensating balances. These balances are not legally restricted from withdrawal.

    In addition, the Company borrows under uncommitted lines of credit with banks and through a $225 million commercial paper program that has the liquidity support of committed bank credit arrangements. Average compensating balances held under these committed facilities were not material in 1996.

Other Long-Term Debt

Assets acquired under capital leases are recorded in the Balance Sheets as utility plant in service, and the related obligations are classified as long-term debt. At December 31, 1996 and 1995, the Company had a capitalized lease obligation for its corporate headquarters building of $87 million with an interest rate of 8.1 percent. The lease agreement provides for payments that are minimal in early years and escalate through the first 21 years of the lease. For ratemaking purposes, the GPSC has treated the lease as an operating lease and has allowed only the lease payments in cost of service. The difference between the accrued expense and the lease payments allowed for ratemaking purposes is being deferred as a cost to be recovered in the future as ordered by the GPSC. At December 31, 1996, and 1995, the interest and lease amortization deferred on the Balance Sheets are $51 million and $49 million, respectively.

Assets Subject to Lien

The Company's mortgage dated as of March 1, 1941, as amended and supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct lien on substantially all of the Company's fixed property and franchises.

Securities Due Within One Year

The current portion of the Company's long-term debt and preferred stock is as follows:

                                                1996     1995
                                             -------------------
                                               (in millions)
First mortgage bonds                           $  61      $150
Preferred stock                                   49         -
----------------------------------------------------------------
Total                                          $ 110      $150
================================================================

    The Company's first mortgage bond indenture includes an improvement fund requirement that amounts to 1 percent of each outstanding series of bonds authenticated under the indenture prior to January 1 of each year, other than those issued to collateralize pollution control obligations. The requirement may be satisfied by June 1 of each year by depositing cash, reacquiring bonds, or by pledging additional property equal to 1 2/3 times the requirement. The 1997 requirement was met in the first quarter of the year by depositing cash with the trustee. These funds, along with cash deposited previously with the trustee to satisfy the 1995 and 1996 improvement fund requirements, were used to redeem bonds.

Georgia Power Company 1996 Annual Report

Redemption of Securities

The Company plans to continue a program of redeeming or replacing debt and preferred stock in cases where opportunities exist to reduce financing costs. Issues may be repurchased in the open market or called at premiums as specified under terms of the issue. They may also be redeemed at face value to meet improvement fund and sinking fund requirements, to meet replacement provisions of the mortgage, or through use of proceeds from the sale of property pledged under the mortgage. In general, for the first five years a series is outstanding, the Company is prohibited from redeeming for improvement fund purposes more than 1 percent annually of the original issue amount.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information for 1996 and 1995 is as follows:

                                                      Net Income
                                                        After
                                                     Dividends on
                        Operating      Operating      Preferred
    Quarter Ended        Revenues       Income          Stock
-------------------------------------------------------------------
                                      (in millions)
                       --------------------------------------------
March 1996              $  1,029          $192          $ 114
June 1996                  1,134           233            154
September 1996             1,311           339            256
December 1996                943           122             56


March 1995              $    974          $207          $ 116
June 1995                  1,075           230            149
September 1995             1,374           337            245
December 1995                982           177             99
-------------------------------------------------------------------

    Earnings in the fourth quarter of 1996, compared to the fourth quarter of 1995, declined primarily as a result of lower retail and wholesale revenues and initiatives to reduce fossil generation materials inventory levels.

    The Company's business is influenced by seasonal weather conditions.

SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1996 Annual Report


-------------------------------------------------------------------------------------------------------------------------------
                                                                                       1996              1995             1994
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                $4,416,779        $4,405,338       $4,162,403
Net Income after Dividends
     on Preferred Stock (in thousands)                                             $580,327          $608,862         $525,544
Cash Dividends on Common Stock (in thousands)                                      $475,500          $451,500         $429,300
Return on Average Common Equity (percent)                                             13.73             14.43            12.84
Total Assets (in thousands)                                                     $13,071,051       $13,470,275      $13,712,658
Gross Property Additions (in thousands)                                            $428,220          $480,449         $638,426
-------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                              $4,154,281        $4,299,012       $4,141,554
Preferred stock                                                                     464,611           692,787          692,787
Preferred stock subject to mandatory redemption                                           -                 -                -
Company obligated mandatorily redeemable preferred securities                       325,000           100,000          100,000
Long-term debt                                                                    3,200,419         3,315,460        3,757,823
-------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                    $8,144,311        $8,407,259       $8,692,164
===============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                    51.0              51.1             47.6
Preferred stock                                                                         5.7               8.2              8.0
Company obligated mandatorily redeemable preferred securities                           4.0               1.2              1.2
Long-term debt                                                                         39.3              39.5             43.2
-------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                         100.0             100.0            100.0
===============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                               10,000            75,000                -
Retired                                                                             210,860           505,789          133,559
Preferred Stock (in thousands):
Issued                                                                                    -                 -                -
Retired                                                                             179,148                 -                -
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                              225,000                 -          100,000
-------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                             A1                A1               A2
     Standard and Poor's                                                                 A+                A+                A
     Duff & Phelps                                                                      AA-               AA-               A+
Preferred Stock -
     Moody's                                                                             a2                a2               a3
     Standard and Poor's                                                                  A                 A               A-
     Duff & Phelps                                                                       A+                 A               A-
-------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                       1,531,453         1,500,024        1,466,382
Commercial                                                                          205,087           198,624          193,648
Industrial                                                                           10,424            10,796           10,976
Other                                                                                 2,645             2,568            2,426
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                             1,749,609         1,712,012        1,673,432
===============================================================================================================================
Employees (year-end)                                                                 10,346            11,061           11,765



SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1996 Annual Report


------------------------------------------------------------------------------------------------------------------------
                                                                                1993              1992             1991
------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                         $4,451,181        $4,297,436       $4,301,428
Net Income after Dividends
     on Preferred Stock (in thousands)                                      $569,853          $520,538         $474,855
Cash Dividends on Common Stock (in thousands)                               $402,400          $384,000         $375,200
Return on Average Common Equity (percent)                                      14.37             13.60            12.76
Total Assets (in thousands)                                              $13,736,110       $10,964,442      $10,842,538
Gross Property Additions (in thousands)                                     $674,432          $508,444         $548,051
------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                       $4,045,458        $3,888,237       $3,766,551
Preferred stock                                                              692,787           692,792          607,796
Preferred stock subject to mandatory redemption                                    -             6,250          118,750
Company obligated mandatorily redeemable preferred securities                      -                 -                -
Long-term debt                                                             4,031,387         4,131,016        4,553,189
------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                             $8,769,632        $8,718,295       $9,046,286
========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                             46.1              44.6             41.7
Preferred stock                                                                  7.9               8.0              8.0
Company obligated mandatorily redeemable preferred securities                    -                 -                -
Long-term debt                                                                  46.0              47.4             50.3
------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                  100.0             100.0            100.0
========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                     1,135,000           975,000                -
Retired                                                                    1,337,822         1,381,300          598,384
Preferred Stock (in thousands):
Issued                                                                       175,000           195,000          100,000
Retired                                                                      245,005           165,004          100,000
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                             -                 -                -
------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                      A3                A3             Baa1
     Standard and Poor's                                                          A-                A-             BBB+
     Duff & Phelps                                                                A+                A-             BBB+
Preferred Stock -
     Moody's                                                                    baa1              baa1             baa1
     Standard and Poor's                                                        BBB+              BBB+              BBB
     Duff & Phelps                                                                A-               BBB             BBB-
------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                1,441,972         1,421,175        1,397,682
Commercial                                                                   188,820           183,784          179,933
Industrial                                                                    11,217            11,479           11,946
Other                                                                          2,322             2,269            2,190
------------------------------------------------------------------------------------------------------------------------
Total                                                                      1,644,331         1,618,707        1,591,751
========================================================================================================================
Employees (year-end)                                                          12,528            12,600           13,700


                                      II-127A


SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1996 Annual Report


-----------------------------------------------------------------------------------------------------------------------------
                                                                                     1990              1989             1988
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                              $4,445,809        $4,145,240       $3,897,479
Net Income after Dividends
     on Preferred Stock (in thousands)                                           $208,066          $449,099         $479,532
Cash Dividends on Common Stock (in thousands)                                    $389,600          $394,500         $386,600
Return on Average Common Equity (percent)                                            5.52             11.72            13.06
Total Assets (in thousands)                                                   $11,176,619       $11,372,346      $11,130,539
Gross Property Additions (in thousands)                                          $558,727          $727,631         $929,019
-----------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                            $3,673,913        $3,860,657       $3,806,070
Preferred stock                                                                   607,796           607,844          657,844
Preferred stock subject to mandatory redemption                                   125,000           155,000          162,500
Company obligated mandatorily redeemable preferred securities                           -                 -                -
Long-term debt                                                                  5,000,225         5,054,001        4,861,378
-----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                  $9,406,934        $9,677,502       $9,487,792
=============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                  39.1              39.9             40.1
Preferred stock                                                                       7.8               7.9              8.6
Company obligated mandatorily redeemable preferred securities                         -                 -                -
Long-term debt                                                                       53.1              52.2             51.3
-----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                       100.0             100.0            100.0
=============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                            300,000           250,000          150,000
Retired                                                                            91,117            91,516          206,677
Preferred Stock (in thousands):
Issued                                                                                  -                 -                -
Retired                                                                            83,750             7,500            3,750
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                                  -                 -                -
-----------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                         Baa1              Baa2             Baa2
     Standard and Poor's                                                             BBB+              BBB+              BBB
     Duff & Phelps                                                                    BBB               BBB                9
Preferred Stock -
     Moody's                                                                         baa1              baa2             baa2
     Standard and Poor's                                                              BBB               BBB             BBB-
     Duff & Phelps                                                                   BBB-              BBB-               10
-----------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                     1,378,888         1,355,211        1,329,173
Commercial                                                                        178,391           177,814          174,147
Industrial                                                                         12,115            12,311           12,353
Other                                                                               2,114             2,050            1,993
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                           1,571,508         1,547,386        1,517,666
=============================================================================================================================
Employees (year-end)                                                               13,746            13,900           15,110


                                      II-127B

SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1996 Annual Report


------------------------------------------------------------------------------------------------------
                                                                               1987              1986
------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                        $3,786,485        $3,561,603
Net Income after Dividends
     on Preferred Stock (in thousands)                                     $240,057          $535,003
Cash Dividends on Common Stock (in thousands)                              $377,800          $325,500
Return on Average Common Equity (percent)                                      6.85             16.51
Total Assets (in thousands)                                             $11,197,494       $10,465,063
Gross Property Additions (in thousands)                                  $1,034,059        $1,598,309
------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                      $3,538,182        $3,469,201
Preferred stock                                                             657,844           732,844
Preferred stock subject to mandatory redemption                             166,250           112,500
Company obligated mandatorily redeemable preferred securities                     -                 -
Long-term debt                                                            4,825,760         4,464,857
------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                            $9,188,036        $8,779,402
======================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                            38.5              39.5
Preferred stock                                                                 9.0               9.6
Company obligated mandatorily redeemable preferred securities                   -                 -
Long-term debt                                                                 52.5              50.9
------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                 100.0             100.0
======================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                      500,000           500,000
Retired                                                                     217,949           377,538
Preferred Stock (in thousands):
Issued                                                                      125,000           100,000
Retired                                                                     150,000             7,500
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                            -                 -

------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                   Baa2              Baa1
     Standard and Poor's                                                        BBB              BBB+
     Duff & Phelps                                                                9                 9
Preferred Stock -
     Moody's                                                                   baa2              baa1
     Standard and Poor's                                                       BBB-               BBB
     Duff & Phelps                                                               10                10
------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                               1,303,721         1,268,983
Commercial                                                                  169,014           162,258
Industrial                                                                   12,307            12,315
Other                                                                         1,858             1,816
------------------------------------------------------------------------------------------------------
Total                                                                     1,486,900         1,445,372
======================================================================================================
Employees (year-end)                                                         14,924            14,773


                                      II-127C


SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1996 Annual Report


-----------------------------------------------------------------------------------------------------------------------
                                                                               1996              1995             1994
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                              $1,371,033        $1,337,060       $1,180,358
Commercial                                                                1,486,586         1,449,108        1,367,315
Industrial                                                                1,118,633         1,141,766        1,100,995
Other                                                                        47,060            44,255           42,983
-----------------------------------------------------------------------------------------------------------------------
Total retail                                                              4,023,312         3,972,189        3,691,651
Sales for resale - non-affiliates                                           281,580           290,302          351,591
Sales for resale - affiliates                                                35,886            76,906           60,899
-----------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                  4,340,778         4,339,397        4,104,141
Other revenues                                                               76,001            65,941           58,262
-----------------------------------------------------------------------------------------------------------------------
Total                                                                    $4,416,779        $4,405,338       $4,162,403
=======================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                              17,826,451        17,307,399       15,680,709
Commercial                                                               20,823,073        19,844,999       18,738,461
Industrial                                                               26,191,831        25,286,340       24,337,632
Other                                                                       536,057           493,720          484,009
-----------------------------------------------------------------------------------------------------------------------
Total retail                                                             65,377,412        62,932,458       59,240,811
Sales for resale - non-affiliates                                         7,868,342         6,591,841        7,968,475
Sales for resale - affiliates                                             1,180,207         2,738,947        3,056,050
-----------------------------------------------------------------------------------------------------------------------
Total                                                                    74,425,961        72,263,246       70,265,336
=======================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                    7.69              7.73             7.53
Commercial                                                                     7.14              7.30             7.30
Industrial                                                                     4.27              4.52             4.52
Total retail                                                                   6.15              6.31             6.23
Sales for resale                                                               3.51              3.94             3.74
Total sales                                                                    5.83              6.00             5.84
Residential Average Annual Kilowatt-Hour Use Per Customer                    11,763            11,654           10,766
Residential Average Annual Revenue Per Customer                             $904.70           $900.28          $810.39
Plant Nameplate Capacity Ratings (year-end) (megawatts)                      14,367            14,344           13,943
Maximum Peak-Hour Demand (megawatts) (Note A):
Winter                                                                       10,410             9,819           10,509
Summer                                                                       12,914            12,828           11,758
Annual Load Factor (percent)                                                   62.2              59.6             63.0
Plant Availability (percent):
Fossil-steam                                                                   85.2              85.8             83.1
Nuclear                                                                        89.3              91.8             88.4
-----------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                           60.4              63.0             61.3
Nuclear                                                                        18.2              19.3             18.0
Hydro                                                                           2.2               2.5              2.6
Oil and gas                                                                     0.5               0.6              0.1
Purchased power -
     From non-affiliates                                                        5.6               7.7              9.7
     From affiliates                                                           13.1               6.9              8.3
-----------------------------------------------------------------------------------------------------------------------
Total                                                                         100.0             100.0            100.0
=======================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                           10,468           10,039            9,915
Cost of fuel per million BTU (cents)                                          128.72           143.85           145.33
Average cost of fuel per net kilowatt-hour generated (cents)                    1.35             1.44             1.44
=======================================================================================================================
Note A:  As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand.
 *  Less than one-tenth of one percent.


SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1996 Annual Report


------------------------------------------------------------------------------------------------------------------------------
                                                                                    1993              1992             1991
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                   $1,291,035        $1,128,396       $1,111,358
Commercial                                                                     1,354,130         1,285,681        1,243,067
Industrial                                                                     1,113,067         1,083,856        1,057,702
Other                                                                             41,399            39,504           37,861
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                   3,799,631         3,537,437        3,449,988
Sales for resale - non-affiliates                                                534,370           640,308          736,643
Sales for resale - affiliates                                                     61,668            67,835           65,586
------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                       4,395,669         4,245,580        4,252,217
Other revenues                                                                    55,512            51,856           49,211
------------------------------------------------------------------------------------------------------------------------------
Total                                                                         $4,451,181        $4,297,436       $4,301,428
==============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                   16,649,859        14,939,172       14,815,089
Commercial                                                                    18,278,508        17,260,614       16,885,833
Industrial                                                                    23,635,363        22,978,312       22,298,062
Other                                                                            460,801           436,144          429,016
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                  59,024,531        55,614,242       54,428,000
Sales for resale - non-affiliates                                             14,307,030        15,870,222       18,719,924
Sales for resale - affiliates                                                  3,027,733         3,320,060        3,885,892
------------------------------------------------------------------------------------------------------------------------------
Total                                                                         76,359,294        74,804,524       77,033,816
==============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                         7.75              7.55             7.50
Commercial                                                                          7.41              7.45             7.36
Industrial                                                                          4.71              4.72             4.74
Total retail                                                                        6.44              6.36             6.34
Sales for resale                                                                    3.44              3.69             3.55
Total sales                                                                         5.76              5.68             5.52
Residential Average Annual Kilowatt-Hour Use Per Customer                         11,630            10,603           10,675
Residential Average Annual Revenue Per Customer                                  $901.79           $800.88          $800.78
Plant Nameplate Capacity Ratings (year-end) (megawatts)                           13,759            14,076           14,076
Maximum Peak-Hour Demand (megawatts) (Note A):
Winter                                                                             9,067             8,938           10,001
Summer                                                                            12,573            11,448           13,090
Annual Load Factor (percent)                                                        58.5              60.5             55.2
Plant Availability (percent):
Fossil-steam                                                                        85.9              86.6             93.3
Nuclear                                                                             85.5              87.7             81.6
------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                62.1               61.4             63.6
Nuclear                                                                             16.2               17.0             15.3
Hydro                                                                                2.3                2.5              2.3
Oil and gas                                                                          0.2                  *                *
Purchased power -
     From non-affiliates                                                            10.2               12.2             10.3
     From affiliates                                                                 9.0                6.9              8.5
------------------------------------------------------------------------------------------------------------------------------
Total                                                                              100.0              100.0            100.0
==============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                9,912              9,900            9,960
Cost of fuel per million BTU (cents)                                              153.62             153.08           157.97
Average cost of fuel per net kilowatt-hour generated (cents)                        1.52               1.52             1.57
==============================================================================================================================
Note A:  As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand.
 *  Less than one-tenth of one percent.


                                      II-129A

SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1996 Annual Report


------------------------------------------------------------------------------------------------------------------------------
                                                                                      1990              1989             1988
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                     $1,109,165        $1,022,781         $979,047
Commercial                                                                       1,218,441         1,143,727        1,054,995
Industrial                                                                       1,061,830         1,006,416          983,822
Other                                                                               36,773            34,775           31,743
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                     3,426,209         3,207,699        3,049,607
Sales for resale - non-affiliates                                                  784,086           760,809          707,076
Sales for resale - affiliates                                                      168,251           150,394           86,751
------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                         4,378,546         4,118,902        3,843,434
Other revenues                                                                      67,263            26,338           54,045
------------------------------------------------------------------------------------------------------------------------------
Total                                                                           $4,445,809        $4,145,240       $3,897,479
==============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                     14,771,648        14,134,195       13,800,038
Commercial                                                                      16,627,128        15,843,181       14,790,561
Industrial                                                                      22,126,604        21,801,404       21,412,845
Other                                                                              428,459           414,107          397,669
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                    53,953,839        52,192,887       50,401,113
Sales for resale - non-affiliates                                               20,158,681        20,479,412       18,544,705
Sales for resale - affiliates                                                    8,272,528         7,489,948        3,327,814
------------------------------------------------------------------------------------------------------------------------------
Total                                                                           82,385,048        80,162,247       72,273,632
==============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                           7.51              7.24             7.09
Commercial                                                                            7.33              7.22             7.13
Industrial                                                                            4.80              4.62             4.59
Total retail                                                                          6.35              6.15             6.05
Sales for resale                                                                      3.35              3.26             3.63
Total sales                                                                           5.31              5.14             5.32
Residential Average Annual Kilowatt-Hour Use Per Customer                           10,795            10,530           10,484
Residential Average Annual Revenue Per Customer                                    $810.56           $761.96          $743.82
Plant Nameplate Capacity Ratings (year-end) (megawatts)                             14,366            14,366           13,018
Maximum Peak-Hour Demand (megawatts) (Note A):
Winter                                                                               8,977            10,101            9,866
Summer                                                                              13,196            12,735           12,295
Annual Load Factor (percent)                                                          55.5              56.3             59.1
Plant Availability (percent):
Fossil-steam                                                                          92.5              93.0             94.5
Nuclear                                                                               81.3              89.2             69.4
------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                  65.1              64.0             72.0
Nuclear                                                                               13.7              14.1              9.6
Hydro                                                                                  2.2               2.1              1.2
Oil and gas                                                                            0.1               0.1              0.1
Purchased power -
     From non-affiliates                                                              11.0              10.2              8.2
     From affiliates                                                                   7.9               9.5              8.9
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                100.0             100.0            100.0
==============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                  9,939            10,020            9,969
Cost of fuel per million BTU (cents)                                                166.22            164.27           166.28
Average cost of fuel per net kilowatt-hour generated (cents)                          1.65              1.65             1.66
==============================================================================================================================
Note A:  As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand.
 *  Less than one-tenth of one percent.



                                      II-129B


SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1996 Annual Report


-------------------------------------------------------------------------------------------------------------
                                                                                      1987              1986
-------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                       $904,218          $874,231
Commercial                                                                         915,540           854,755
Industrial                                                                         911,933           897,646
Other                                                                               29,350            27,948
-------------------------------------------------------------------------------------------------------------
Total retail                                                                     2,761,041         2,654,580
Sales for resale - non-affiliates                                                  822,696           780,049
Sales for resale - affiliates                                                      159,998            91,753
-------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                         3,743,735         3,526,382
Other revenues                                                                      42,750            35,221
-------------------------------------------------------------------------------------------------------------
Total                                                                           $3,786,485        $3,561,603
=============================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                     13,675,730        13,234,248
Commercial                                                                      13,799,379        12,945,926
Industrial                                                                      20,884,454        20,339,235
Other                                                                              385,514           381,917
-------------------------------------------------------------------------------------------------------------
Total retail                                                                    48,745,077        46,901,326
Sales for resale - non-affiliates                                               20,910,185        18,198,186
Sales for resale - affiliates                                                    6,032,889         3,160,242
-------------------------------------------------------------------------------------------------------------
Total                                                                           75,688,151        68,259,754
=============================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                           6.61              6.61
Commercial                                                                            6.63              6.60
Industrial                                                                            4.37              4.41
Total retail                                                                          5.66              5.66
Sales for resale                                                                      3.65              4.08
Total sales                                                                           4.95              5.17
Residential Average Annual Kilowatt-Hour Use Per Customer                           10,623            10,577
Residential Average Annual Revenue Per Customer                                    $702.36           $698.72
Plant Nameplate Capacity Ratings (year-end) (megawatts)                             13,018            11,875
Maximum Peak-Hour Demand (megawatts) (Note A):
Winter                                                                               9,446            10,551
Summer                                                                              12,390            11,910
Annual Load Factor (percent)                                                          56.1              57.5
Plant Availability (percent):
Fossil-steam                                                                          92.7              91.2
Nuclear                                                                               85.4              64.7
---------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                  70.9              74.6
Nuclear                                                                                9.1               5.0
Hydro                                                                                  1.7               1.2
Oil and gas                                                                            0.1               0.6
Purchased power -
     From non-affiliates                                                               8.5               8.9
     From affiliates                                                                   9.7               9.7
--------------------------------------------------------------------------------------------------------------
Total                                                                                100.0             100.0
==============================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                  9,932            10,016
Cost of fuel per million BTU (cents)                                                168.81            175.81
Average cost of fuel per net kilowatt-hour generated (cents)                          1.68              1.76
==============================================================================================================
Note A:  As of 9/1/91, Georgia Power Company's sales to Oglethorpe Power Company are not included in Peak-Hour Demand.
 *  Less than one-tenth of one percent.



                                      II-129C

STATEMENTS OF INCOME
Georgia Power Company

-------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                              1996            1995          1994
-------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                 $4,380,893    $4,328,432    $4,101,504
   Revenues from affiliates                                                     35,886        76,906        60,899
-------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                     4,416,779     4,405,338     4,162,403
-------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                      835,194       900,973       870,653
     Purchased power from non-affiliates                                       157,308       183,009       193,130
     Purchased power from affiliates                                           229,324       131,740       158,063
     Provision for separation benefits                                          39,099        10,607        82,238
     Proceeds from settlement of disputed contracts                                  -             -             -
     Other                                                                     741,383       735,918       643,375
   Maintenance                                                                 315,934       292,029       272,818
   Depreciation and amortization                                               432,940       421,850       379,158
   Deferred Plant Vogtle expenses, net                                         136,650       124,454        74,888
   Taxes other than income taxes                                               207,098       204,675       194,566
   Federal and state income taxes                                              435,904       449,204       399,413
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                     3,530,834     3,454,459     3,268,302
-------------------------------------------------------------------------------------------------------------------
Operating Income                                                               885,945       950,879       894,101
Other Income (Expense):
   Allowance for equity funds used during construction                           3,144         2,734         5,663
   Equity in earnings of unconsolidated subsidiary                               3,851         4,051         3,588
   Deferred return on Plant Vogtle                                                   -             -             -
   Write-off of Plant Vogtle costs                                                   -             -             -
   Income tax reduction for write-off of Plant Vogtle costs                          -             -             -
   Interest income                                                               5,333         5,524         3,254
   Other, net (See note)                                                       (43,502)       (8,973)       10,626
   Income taxes applicable to other income                                      18,581         3,022         7,975
-------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                 873,352       957,237       925,207
-------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                  207,851       254,607       306,473
   Allowance for debt funds used during construction                           (11,416)      (12,081)      (11,571)
   Interest on interim obligations                                              15,478        21,463        17,529
   Amortization of debt discount, premium, and expense, net                     14,790        15,835        15,743
   Other interest charges                                                        6,338        11,399        23,183
   Distributions on preferred securities of subsidiary companies                14,958         9,000           300
-------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                247,999       300,223       351,657
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                     625,353       657,014       573,550
Dividends on Preferred Stock                                                    45,026        48,152        48,006
-------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                               $  580,327    $  608,862    $  525,544
===================================================================================================================
Note:  Reflects major sales of facilities to JEA, FP& L, OPC, MEAG, and Dalton. Increases in net income, after total taxes, from these sales were $12,312,000 in 1995, $11,275,000 in 1994, $23,191,000 in 1993, $14,542,000 in 1991,
       $6,336,000 in 1990, and $3,851,000 in 1987.

STATEMENTS OF INCOME
Georgia Power Company

---------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                              1993           1992          1991          1990
---------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                 $4,389,513    $4,229,601    $4,235,842    $4,277,558
   Revenues from affiliates                                                     61,668        67,835        65,586       168,251
---------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                     4,451,181     4,297,436     4,301,428     4,445,809
---------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                      951,507       929,780       998,701     1,120,933
     Purchased power from non-affiliates                                       313,170       436,761       444,920       626,989
     Purchased power from affiliates                                           194,024       158,306       193,114       173,716
     Provision for separation benefits                                               -         9,778        52,952             -
     Proceeds from settlement of disputed contracts                                  -        (4,982)     (142,183)            -
     Other                                                                     675,284       616,116       596,565       524,665
   Maintenance                                                                 284,521       264,757       295,012       280,304
   Depreciation and amortization                                               379,425       375,460       382,549       380,394
   Deferred Plant Vogtle expenses, net                                          36,284       (30,804)       16,008        31,146
   Taxes other than income taxes                                               192,671       179,460       172,893       151,124
   Federal and state income taxes                                              452,122       377,542       349,284       270,561
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                     3,479,008     3,312,174     3,359,815     3,559,832
---------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                               972,173       985,262       941,613       885,977
Other Income (Expense):
   Allowance for equity funds used during construction                           3,168         5,855         9,083         6,985
   Equity in earnings of unconsolidated subsidiary                               4,127         4,635         4,576         4,182
   Deferred return on Plant Vogtle                                                   -             -        34,549        82,721
   Write-off of Plant Vogtle costs                                                   -             -             -      (281,254)
   Income tax reduction for write-off of Plant Vogtle costs                          -             -             -        63,231
   Interest income                                                               3,806        12,475        10,563         7,552
   Other, net (See note)                                                        11,902       (30,527)       13,551       (21,199)
   Income taxes applicable to other income                                      37,661        25,163        (7,522)       20,859
---------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                               1,032,837     1,002,863     1,006,413       769,054
---------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                  343,634       402,541       459,184       480,174
   Allowance for debt funds used during construction                            (8,271)       (8,310)      (10,385)       (9,325)
   Interest on interim obligations                                              15,530         9,694         4,906         8,512
   Amortization of debt discount, premium, and expense, net                     14,024         8,033         6,214         6,100
   Other interest charges                                                       47,393        12,425         9,938         9,404
   Distributions on preferred securities of subsidiary companies                     -             -             -             -
---------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                412,310       424,383       469,857       494,865
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     620,527       578,480       536,556       274,189
Dividends on Preferred Stock                                                    50,674        57,942        61,701        66,123
---------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                               $  569,853    $  520,538    $  474,855    $  208,066
=================================================================================================================================
Note:  Reflects major sales of facilities to JEA, FP& L, OPC, MEAG, and Dalton. Increases in net income, after total taxes, from these sales were $12,312,000 in 1995, $11,275,000 in 1994, $23,191,000 in 1993, $14,542,000 in 1991,
       $6,336,000 in 1990, and $3,851,000 in 1987.


                                    II-131A

STATEMENTS OF INCOME
Georgia Power Company

---------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                1989          1988          1987          1986
---------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                 $3,994,846    $3,810,728    $3,626,487    $3,469,850
   Revenues from affiliates                                                    150,394        86,751       159,998        91,753
---------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                     4,145,240     3,897,479     3,786,485     3,561,603
---------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                    1,078,586     1,023,173     1,064,552     1,012,949
     Purchased power from non-affiliates                                       543,448       546,511       530,051       344,708
     Purchased power from affiliates                                           195,355       164,873       199,831       192,297
     Provision for separation benefits                                               -             -             -             -
     Proceeds from settlement of disputed contracts                                  -             -             -             -
     Other                                                                     504,743       541,975       575,182       513,974
   Maintenance                                                                 233,680       246,877       274,672       275,533
   Depreciation and amortization                                               346,091       306,492       254,929       215,763
   Deferred Plant Vogtle expenses, net                                         (39,211)       (8,333)     (141,977)            -
   Taxes other than income taxes                                               128,518       146,759       143,289       119,768
   Federal and state income taxes                                              273,287       204,222       250,093       319,374
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                     3,264,497     3,172,549     3,150,622     2,994,366
---------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                               880,743       724,930       635,863       567,237
Other Income (Expense):
   Allowance for equity funds used during construction                          40,525        96,530       159,414       275,183
   Equity in earnings of unconsolidated subsidiary                               3,750         3,302         3,440         2,967
   Deferred return on Plant Vogtle                                              48,096       107,310       115,028             -
   Write-off of Plant Vogtle costs                                                   -             -      (357,821)            -
   Income tax reduction for write-off of Plant Vogtle costs                          -             -       128,923             -
   Interest income                                                              10,333        28,445        55,388        44,615
   Other, net (See note)                                                       (20,603)       (3,746)      (55,081)      (28,464)
   Income taxes applicable to other income                                      15,573         6,583        17,344         5,154
---------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                 978,417       963,354       702,498       866,692
---------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                  475,991       471,897       480,519       472,744
   Allowance for debt funds used during construction                           (34,244)      (95,818)     (130,756)     (225,897)
   Interest on interim obligations                                               1,059        15,084        16,362         1,954
   Amortization of debt discount, premium, and expense, net                      5,865         5,466         3,573         2,681
   Other interest charges                                                        8,868        14,556        12,239         4,610
   Distributions on preferred securities of subsidiary companies                     -             -             -             -
---------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                457,539       411,185       381,937       256,092
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     520,878       552,169       320,561       610,600
Dividends on Preferred Stock                                                    71,779        72,637        80,504        75,597
---------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                            $     449,099 $     479,532 $     240,057 $     535,003
=================================================================================================================================
Note:  Reflects major sales of facilities to JEA, FP& L, OPC, MEAG, and Dalton. Increases in net income, after total taxes, from these sales were $12,312,000 in 1995, $11,275,000 in 1994, $23,191,000 in 1993, $14,542,000 in 1991,
       $6,336,000 in 1990, and $3,851,000 in 1987.


                                    II-131B

STATEMENTS OF CASH FLOWS
Georgia Power Company

--------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                           1996               1995             1994
--------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                            $  625,353         $ 657,014        $ 573,550
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                       521,086           527,310          484,032
     Deferred income taxes, net                                           35,700            37,150           33,567
     Deferred investment tax credits, net                                      -                 -                -
     Allowance for equity funds used during construction                  (3,144)           (2,734)          (5,663)
     Amortization of deferred Plant Vogtle costs, net                    136,650           124,454           74,888
     Write-off of Plant Vogtle costs                                           -                 -                -
     Non-cash portion of separation benefits                                   -                 -           68,599
     Non-cash proceeds from settlement of disputed contracts                   -                 -                -
     Other, net                                                           53,415               134          (95,314)
     Changes in certain current assets and liabilities:
       Receivables, net                                                    9,421           (59,370)          67,218
       Inventories                                                        55,753            30,761          (63,545)
       Payables                                                          (35,651)           45,882            5,409
       Other                                                             (11,595)           57,422           (5,675)
--------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                            1,386,988         1,418,023        1,137,066
--------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                (428,220)         (480,449)        (638,426)
Sales of property                                                          3,319           131,099          132,644
Other                                                                    (16,468)          (42,579)         (41,273)
--------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (441,369)         (391,929)        (547,055)
--------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                  225,000                 -          100,000
   Preferred stock                                                             -                 -                -
   First mortgage bonds                                                   10,000            75,000                -
   Pollution control bonds                                               112,825           504,700          527,210
   Other long-term debt                                                        -                 -                -
   Capital contributions from parent company                                   -                 -                -
Retirements:
   Preferred stock                                                      (179,148)                -                -
   First mortgage bonds                                                 (210,860)         (505,789)        (133,559)
   Pollution control bonds                                              (119,665)         (504,810)        (510,320)
   Other long-term debt                                                        -           (37,000)         (10,187)
Interim obligations, net                                                  30,166           (24,472)         (57,425)
Special deposits -- redemption funds                                     (44,454)                -                -
Capital distribution to parent company                                  (250,000)                -                -
Payment of preferred stock dividends                                     (46,911)          (48,419)         (47,147)
Payment of common stock dividends                                       (475,500)         (451,500)        (429,300)
Miscellaneous                                                            (10,646)          (17,413)         (22,640)
--------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  (959,193)       (1,009,703)        (583,368)
--------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                  (13,574)           16,391            6,643
Cash and Cash Equivalents at Beginning of Year                            28,930            12,539            5,896
====================================================================================================================
Cash and Cash Equivalents at End of Year                              $   15,356         $  28,930        $  12,539
====================================================================================================================

( ) Denotes use of cash.

STATEMENTS OF CASH FLOWS
Georgia Power Company

----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                           1993             1992             1991            1990
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                            $  620,527         $  578,480       $  536,556    $  274,189
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                       475,152            471,014          480,318       502,098
     Deferred income taxes, net                                          169,009            194,955           53,219        88,667
     Deferred investment tax credits, net                                (18,274)            (5,704)          (9,524)          (52)
     Allowance for equity funds used during construction                  (3,168)            (5,855)          (9,083)       (6,985)
     Amortization of deferred Plant Vogtle costs, net                     36,284            (30,804)         (18,541)      (51,575)
     Write-off of Plant Vogtle costs                                           -                  -                -       281,254
     Non-cash portion of separation benefits                                   -                  -                -             -
     Non-cash proceeds from settlement of disputed contracts                   -             (4,982)        (103,846)            -
     Other, net                                                          (46,227)            (9,768)         (26,024)      (50,804)
     Changes in certain current assets and liabilities:
       Receivables, net                                                   27,088            (31,348)          23,920         1,444
       Inventories                                                        82,433            (65,621)          24,130       (23,498)
       Payables                                                           17,364             25,303          (23,075)      (43,470)
       Other                                                             (94,574)           (85,961)          54,777        (9,991)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                            1,265,614          1,029,709          982,827       961,277
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                (674,432)          (508,444)        (548,051)     (558,727)
Sales of property                                                        261,687                 46          291,075        34,573
Other                                                                    (43,154)            42,892              931         1,937
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (455,899)          (465,506)        (256,045)     (522,217)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                        -                 -                -             -
   Preferred stock                                                       175,000           195,000          100,000             -
   First mortgage bonds                                                1,135,000           975,000                -       300,000
   Pollution control bonds                                               145,425           161,955           80,420             -
   Other long-term debt                                                   37,000                 -                -             -
   Capital contributions from parent company                                   -                 -                -             -
Retirements:
   Preferred stock                                                      (245,005)         (165,004)        (100,000)      (83,750)
   First mortgage bonds                                               (1,337,822)       (1,381,300)        (598,384)      (91,117)
   Pollution control bonds                                              (145,465)         (160,205)         (83,265)         (535)
   Other long-term debt                                                  (19,451)             (567)          (1,130)     (114,452)
Interim obligations, net                                                 (51,444)          334,671          199,000             -
Special deposits -- redemption funds                                           -                 -                -             -
Capital distribution to parent company                                         -                 -                -             -
Payment of preferred stock dividends                                     (53,123)          (60,475)         (60,766)      (67,757)
Payment of common stock dividends                                       (402,400)         (384,000)        (375,200)     (389,600)
Miscellaneous                                                            (63,648)          (70,986)         (17,613)       (7,663)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  (825,933)         (555,911)        (856,938)     (454,874)
----------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                  (16,218)            8,292         (130,156)      (15,814)
Cash and Cash Equivalents at Beginning of Year                            22,114            13,822          143,978       159,792
==================================================================================================================================
Cash and Cash Equivalents at End of Year                              $    5,896         $  22,114        $  13,822     $ 143,978
==================================================================================================================================
( ) Denotes use of cash.

                                    II-133A

STATEMENTS OF CASH FLOWS
Georgia Power Company

----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                               1989           1988            1987            1986
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                            $  520,878         $  552,169       $  320,561    $  610,600
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                       484,870            400,665          336,647       260,945
     Deferred income taxes, net                                          184,490            160,774           76,445       236,822
     Deferred investment tax credits, net                                 (8,017)            11,605           (5,075)      106,407
     Allowance for equity funds used during construction                 (40,525)           (96,530)        (159,414)     (275,183)
     Amortization of deferred Plant Vogtle costs, net                    (87,307)          (115,643)        (257,005)            -
     Write-off of Plant Vogtle costs                                           -                  -          357,821             -
     Non-cash portion of separation benefits                                   -                  -                -             -
     Non-cash proceeds from settlement of disputed contracts                   -                  -                -             -
     Other, net                                                          (38,046)             6,983             (759)        5,554
     Changes in certain current assets and liabilities:
       Receivables, net                                                  (59,035)            11,225           (6,880)       (7,474)
       Inventories                                                       (33,123)           (10,044)         (72,540)      (26,863)
       Payables                                                          (38,976)            (2,065)          74,341       133,044
       Other                                                              36,015              1,161            2,751        19,682
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                              921,224            920,300          666,893     1,063,534
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                (727,631)          (929,019)     (1,034,059)    (1,598,309)
Sales of property                                                              -                  -           12,276             -
Other                                                                     47,260             35,328           45,801       168,518
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (680,371)          (893,691)        (975,982)   (1,429,791)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                        -                  -                -             -
   Preferred stock                                                             -                  -          125,000       100,000
   First mortgage bonds                                                  250,000            150,000          500,000       500,000
   Pollution control bonds                                                50,000             69,526          191,736       350,001
   Other long-term debt                                                        -                  -                -       113,000
   Capital contributions from parent company                                   -            175,000          228,000       250,000
Retirements:
   Preferred stock                                                        (7,500)            (3,750)        (150,000)       (7,500)
   First mortgage bonds                                                  (91,516)          (206,677)        (217,949)     (377,538)
   Pollution control bonds                                                  (505)              (475)         (90,000)            -
   Other long-term debt                                                   (3,806)            (2,878)          (2,824)         (108)
Interim obligations, net                                                       -           (302,261)         302,261       (36,715)
Special deposits -- redemption funds                                           -                  -                -             -
Capital distribution to parent company                                         -                  -                -             -
Payment of preferred stock dividends                                     (72,259)           (72,931)         (80,420)      (73,665)
Payment of common stock dividends                                       (394,500)          (386,600)        (377,800)     (325,500)
Miscellaneous                                                             (4,742)           (13,440)         (51,745)      (33,773)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  (274,828)          (594,486)         376,259       458,202
----------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                  (33,975)          (567,877)          67,170        91,945
Cash and Cash Equivalents at Beginning of Year                           193,767            761,644          694,474       602,529
==================================================================================================================================
Cash and Cash Equivalents at End of Year                             $   159,792         $  193,767       $  761,644    $  694,474
==================================================================================================================================
( ) Denotes use of cash.

                                    II-133B

BALANCE SHEETS
Georgia Power Company

------------------------------------------------------------------------------------------------------------------------
At December 31,                                                     1996                 1995                 1994
------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                        $ 3,140,069          $ 3,105,165          $ 3,077,470
    Nuclear                                                         4,097,192            4,082,098            4,075,339
    Hydro                                                             644,826              642,237              443,466
------------------------------------------------------------------------------------------------------------------------
      Total production                                              7,882,087            7,829,500            7,596,275
  Transmission                                                      1,862,384            1,822,778            1,754,945
  Distribution                                                      4,090,262            3,949,238            3,777,279
  General                                                             934,840              937,079              926,418
  Construction work in progress                                       256,141              236,715              541,889
  Nuclear fuel, at amortized cost                                     121,840              124,849              136,425
------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                           15,147,554           14,900,159           14,733,231
Steam Heat Plant                                                            -                    -                    -
------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                            15,147,554           14,900,159           14,733,231
------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                          4,793,638            4,417,120            4,054,986
  Steam heat                                                                -                    -                    -
------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                    4,793,638            4,417,120            4,054,986
------------------------------------------------------------------------------------------------------------------------
    Total                                                          10,353,916           10,483,039           10,678,245
Less property-related accumulated deferred income taxes                     -                    -                    -
------------------------------------------------------------------------------------------------------------------------
    Total                                                          10,353,916           10,483,039           10,678,245
------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                 -                    -                    -
  Nuclear decommissioning trusts                                      130,178               92,273               54,297
  Miscellaneous                                                       129,819              147,615              116,527
------------------------------------------------------------------------------------------------------------------------
    Total                                                             259,997              239,888              170,824
------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                            15,356               28,930               12,539
  Investment securities                                                     -                    -                    -
  Receivables, net                                                    463,502              411,038              389,279
  Accrued utility revenues                                            104,420              121,146              103,223
  Fossil fuel stock, at average cost                                  117,382              145,151              169,252
  Materials and supplies, at average cost                             258,820              286,804              293,464
  Prepayments                                                         109,771              107,764               55,383
  Vacation pay deferred                                                39,965               35,543               40,823
------------------------------------------------------------------------------------------------------------------------
    Total                                                           1,109,216            1,136,376            1,063,963
------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                            818,418              871,783              919,750
  Deferred Plant Vogtle costs                                         170,988              307,638              432,092
  Debt expense, being amortized                                        32,693               27,227               26,223
  Premium on reacquired debt, being amortized                         166,670              174,018              164,676
  Miscellaneous                                                       159,153              230,306              256,885
------------------------------------------------------------------------------------------------------------------------
    Total                                                           1,347,922            1,610,972            1,799,626
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                      $13,071,051          $13,470,275          $13,712,658
========================================================================================================================

BALANCE SHEETS
Georgia Power Company

---------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                  1993               1992              1991              1990
---------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                    $ 2,976,806         $ 3,144,405      $ 3,128,594       $ 3,350,018
    Nuclear                                                     4,069,299           4,051,020        4,051,043         4,025,862
    Hydro                                                         442,888             434,341          432,674           412,157
---------------------------------------------------------------------------------------------------------------------------------
      Total production                                          7,488,993           7,629,766        7,612,311         7,788,037
  Transmission                                                  1,713,122           1,646,904        1,566,173         1,522,157
  Distribution                                                  3,600,115           3,413,681        3,252,111         3,056,825
  General                                                         941,291             923,010          896,477           876,989
  Construction work in progress                                   584,013             405,606          390,437           370,243
  Nuclear fuel, at amortized cost                                 135,742             155,194          191,726           210,320
---------------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                       14,463,276          14,174,161       13,909,235        13,824,571
Steam Heat Plant                                                        -                   -                -                 -
---------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                        14,463,276          14,174,161        13,909,235       13,824,571
---------------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                      3,822,344           3,569,717         3,315,247        3,040,298
  Steam heat                                                            -                   -                 -                -
---------------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                3,822,344           3,569,717         3,315,247        3,040,298
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                      10,640,932          10,604,444         10,593,988      10,784,273
Less property-related accumulated deferred income taxes                 -           1,589,743          1,465,408       1,397,647
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                      10,640,932           9,014,701          9,128,580       9,386,626
---------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts             -                   -             107,993              -
  Nuclear decommissioning trusts                                   37,937              20,311              10,007              -
  Miscellaneous                                                    61,142              55,463              71,880         78,895
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                          99,079              75,774             189,880         78,895
---------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                         5,896              22,114               13,822       143,978
  Investment securities                                                 -             108,206                    -             -
  Receivables, net                                                515,178             385,227              330,411       356,236
  Accrued utility revenues                                         99,550              88,164               79,099        78,067
  Fossil fuel stock, at average cost                              111,620             197,332              200,248       225,966
  Materials and supplies, at average cost                         287,551             284,272              215,735       220,103
  Prepayments                                                      65,269              91,447               96,750       121,646
  Vacation pay deferred                                            41,575              40,169               39,769        33,677
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                       1,126,639           1,216,931              975,834     1,179,673
---------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                        992,510                   -                   -              -
  Deferred Plant Vogtle costs                                     506,980             383,025              375,028       364,446
  Debt expense, being amortized                                    20,730              17,719               12,368        12,708
  Premium on reacquired debt, being amortized                     153,146             116,940               70,855        60,653
  Miscellaneous                                                   196,094             139,352               89,993        93,618
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                       1,869,460             657,036              548,244       531,425
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                  $13,736,110         $10,964,442          $10,842,538    $11,176,619
=================================================================================================================================

                                    II-135A

BALANCE SHEETS
Georgia Power Company

----------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                 1989           1988            1987           1986
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                    $ 3,319,876         $ 2,638,725       $ 2,616,741    $ 2,138,511
    Nuclear                                                     4,189,723           3,225,945         3,220,632        739,835
    Hydro                                                         411,235             407,771           404,291        399,120
----------------------------------------------------------------------------------------------------------------------------------
      Total production                                          7,920,834           6,272,441          6,241,664      3,277,466
  Transmission                                                  1,431,485           1,322,034          1,248,976      1,176,479
  Distribution                                                  2,863,011           2,598,714          2,318,185      2,096,498
  General                                                         859,013             737,621            657,258        578,236
  Construction work in progress                                   403,365           1,963,283          1,710,769      4,430,152
  Nuclear fuel, at amortized cost                                 254,101             307,109            287,492        314,225
----------------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                       13,731,809          13,201,202         12,464,344     11,873,056
Steam Heat Plant                                                        -                   -                  7         15,266
----------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                        13,731,809           13,201,202         12,464,351     11,888,322
----------------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                      2,762,937            2,445,404          2,193,395      2,001,605
  Steam heat                                                            -                    -                 (5)         7,841
----------------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                2,762,937            2,445,404          2,193,390      2,009,446
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                      10,968,872           10,755,798         10,270,961      9,878,876
Less property-related accumulated deferred income taxes         1,313,626            1,178,291          1,077,747      1,020,271
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                       9,655,246            9,577,507          9,193,214      8,858,605
----------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts             -                    -                  -              -
  Nuclear decommissioning trusts                                        -                    -                  -              -
  Miscellaneous                                                    69,839               66,677              54,148         50,749
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                          69,839               66,677              54,148         50,749
----------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                       159,792              193,767             761,644        694,474
  Investment securities                                                 -                    -                   -              -
  Receivables, net                                                347,899              320,018             342,315        374,590
  Accrued utility revenues                                         93,786               66,265              68,370         55,513
  Fossil fuel stock, at average cost                              214,487              225,274             262,752        220,206
  Materials and supplies, at average cost                         208,084              164,174             116,652         86,658
  Prepayments                                                     116,342              121,840             113,381         44,800
  Vacation pay deferred                                            35,238               34,418              30,100         29,800
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                       1,175,628            1,125,756           1,695,214      1,506,041
----------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                              -                   -                    -              -
  Deferred Plant Vogtle costs                                     322,116             269,958              172,990              -
  Debt expense, being amortized                                    13,032              12,476               12,985         12,860
  Premium on reacquired debt, being amortized                      61,889              62,352               51,509         26,914
  Miscellaneous                                                    74,596              15,813               17,434          9,894
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                         471,633             360,599              254,918         49,668
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                  $11,372,346         $11,130,539          $11,197,494    $10,465,063
==================================================================================================================================

                                    II-135B

BALANCE SHEETS
Georgia Power Company

-----------------------------------------------------------------------------------------------------------------------------
At December 31,                                                          1996                 1995                 1994
-----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                          $  344,250           $  344,250          $   344,250
  Paid-in capital                                                        2,134,886            2,384,444            2,384,348
  Premium on preferred stock                                                   371                  413                  413
  Earnings retained in the business                                      1,674,774            1,569,905            1,412,543
-----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                  4,154,281            4,299,012            4,141,554
  Preferred stock                                                          464,611              692,787              692,787
  Preferred stock subject to mandatory redemption                                -                    -                    -
  Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
    subordinated debentures or notes                                       325,000              100,000              100,000
  Long-term debt                                                         3,200,419            3,315,460            3,757,823
----------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                         8,144,311            8,407,259            8,692,164
-----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                   207,300              178,000              202,200
  Commercial paper                                                         223,196              222,330              222,602
  Preferred stock due within one year                                       49,028                    -                    -
  Long-term debt due within one year                                        60,622              150,446              167,420
  Accounts payable                                                         329,914              389,156              355,067
  Customer deposits                                                         64,901               53,145               47,017
  Taxes accrued                                                            116,158              104,392               93,019
  Interest accrued                                                          79,936               96,162              110,256
  Vacation pay accrued                                                      38,597               34,233               39,720
  Miscellaneous                                                            114,530              137,184               70,006
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                                1,284,182            1,365,048            1,307,307
-----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                      2,522,945            2,510,458            2,477,661
  Accumulated deferred investment tax credits                              415,477              432,184              453,121
  Disallowed Plant Vogtle capacity buyback costs                            57,250               58,514               60,490
  Deferred credits related to income taxes                                 382,381              410,016              433,334
  Miscellaneous                                                            264,505              286,796              288,581
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                                3,642,558            3,697,968            3,713,187
-----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                   $13,071,051          $13,470,275          $13,712,658
=============================================================================================================================

                                     II-136
BALANCE SHEETS
Georgia Power Company

----------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                            1993            1992            1991           1990
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                          $  344,250      $  344,250      $  344,250     $  344,250
  Paid-in capital                                                        2,384,348       2,384,140       2,383,800      2,383,800
  Premium on preferred stock                                                   413             467             489          1,089
  Earnings retained in the business                                      1,316,447       1,159,380       1,038,012        944,774
----------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                  4,045,458       3,888,237       3,766,551      3,673,913
  Preferred stock                                                          692,787         692,792         607,796        607,796
  Preferred stock subject to mandatory redemption                                -           6,250         118,750        125,000
  Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
    subordinated debentures or notes                                             -               -               -              -
  Long-term debt                                                         4,031,387       4,131,016       4,553,189      5,000,225
----------------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                         8,769,632       8,718,295       9,046,286      9,406,934
----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                   406,700         400,200         199,000              -
  Commercial paper                                                          75,527         133,471               -              -
  Preferred stock due within one year                                            -          63,750           6,250              -
  Long-term debt due within one year                                        10,543          95,823          54,976        204,906
  Accounts payable                                                         324,044         317,351         275,932        310,676
  Customer deposits                                                         45,922          45,145          41,623         38,144
  Taxes accrued                                                            153,493         138,289         161,117         84,185
  Interest accrued                                                         110,497         132,319         151,171        175,959
  Vacation pay accrued                                                      40,060          38,694          38,531         33,677
  Miscellaneous                                                             64,527          89,355         106,810        135,392
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                1,231,313       1,454,397       1,035,410        982,939
----------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                      2,479,720               -               -              -
  Accumulated deferred investment tax credits                              478,334         515,539         540,134        576,837
  Disallowed Plant Vogtle capacity buyback costs                            63,067          72,201         109,537        135,926
  Deferred credits related to income taxes                                 452,819               -               -              -
  Miscellaneous                                                            261,225         204,010         111,171         73,983
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                3,735,165         791,750         760,842        786,746
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                   $13,736,110     $10,964,442     $10,842,538    $11,176,619
==================================================================================================================================

BALANCE SHEETS
Georgia Power Company

----------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                          1989            1988            1987           1986
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                          $  344,250      $  344,250      $  344,250     $  344,250
  Paid-in capital                                                        2,383,800       2,383,800       2,208,800      1,980,800
  Premium on preferred stock                                                 1,089           1,089           1,089          3,074
  Earnings retained in the business                                      1,131,518       1,076,931         984,043      1,141,077
----------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                  3,860,657       3,806,070       3,538,182      3,469,201
  Preferred stock                                                          607,844         657,844         657,844        732,844
  Preferred stock subject to mandatory redemption                          155,000         162,500         166,250        112,500
  Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
    subordinated debentures or notes                                             -               -               -              -
  Long-term debt                                                         5,054,001       4,861,378       4,825,760      4,464,857
----------------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                         9,677,502       9,487,792       9,188,036      8,779,402
----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                         -               -         302,261              -
  Commercial paper                                                               -               -               -              -
  Preferred stock due within one year                                       53,750           3,750           3,750          7,500
  Long-term debt due within one year                                        54,712          42,001          65,774         47,683
  Accounts payable                                                         372,968         429,807         446,004        488,910
  Customer deposits                                                         36,255          34,221          31,106         29,520
  Taxes accrued                                                             91,424         130,686         114,947        140,968
  Interest accrued                                                         162,513         170,090         162,439        150,145
  Vacation pay accrued                                                      35,238          34,418          30,100         29,800
  Miscellaneous                                                            130,546          51,289          62,364         70,595
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  937,406         896,262       1,218,745        965,121
----------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                              -               -               -              -
  Accumulated deferred investment tax credits                              601,248         632,111         640,694        665,447
  Disallowed Plant Vogtle capacity buyback costs                            73,111          80,585          79,376              -
  Deferred credits related to income taxes                                       -               -               -              -
  Miscellaneous                                                             83,079          33,789          70,643         55,093
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  757,438         746,485         790,713        720,540
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                   $11,372,346     $11,130,539     $11,197,494    $10,465,063
==================================================================================================================================

                                 II-137B

                           GEORGIA POWER COMPANY
                   OUTSTANDING SECURITIES AT DECEMBER 31, 1996

                              First Mortgage Bonds
                    Amount                   Interest                 Amount
  Series            Issued                     Rate                Outstanding               Maturity
------------------------------------------------------------------------------------------------------
                  (Thousands)                                      (Thousands)
   1993             $  100,000                 5-1/2%                 $  100,000               4/1/98
   1992                195,000                 6-1/8%                    195,000               9/1/99
   1993                100,000                 6%                        100,000               3/1/00
   1992                100,000                 7%                        100,000              10/1/00
   1992                150,000                 6-7/8%                    150,000               9/1/02
   1993                200,000                 6-5/8%                    200,000               4/1/03
   1993                 75,000                 6.35%                      75,000               8/1/03
   1993                 50,000                 6-7/8%                     50,000               4/1/08
   1992                100,000                 8-5/8%                     60,258               6/1/22
   1993                160,000                 7.95%                     138,250               2/1/23
   1993                100,000                 7-5/8%                     84,000               3/1/23
   1993                 75,000                 7-3/4%                     70,000               4/1/23
   1993                125,000                 7.55%                     120,000               8/1/23
   1995                 75,000                 7.70%                      62,000               5/1/25
   1996                 10,000                 6.07%                      10,000              12/1/05
                    ==========                                        ==========
                    $1,615,000                                        $1,514,508
                    ==========                                        ==========

                             Pollution Control Bonds
                    Amount                   Interest                 Amount
  Series            Issued                     Rate                Outstanding               Maturity
------------------------------------------------------------------------------------------------------
                  (Thousands)                                      (Thousands)
   1995             $   50,000                 4-3/8%                 $   50,000              11/1/00
   1992                 38,800                 5.70%                      38,800               9/1/04
   1993                 46,790                 5-3/8%                     46,790               3/1/05
   1995                 57,000                 5%                         57,000               9/1/05
   1991                 10,450               Variable                     10,450               7/1/11
   1987                 90,000                 8-3/8%                     90,000               7/1/17
   1987                 50,000                 9-3/8%                     50,000              12/1/17
   1993                 26,700                 6%                         26,700               3/1/18
   1989                 50,000                 6.35%                      50,000               5/1/19
   1991                  8,500                 6.25%                       8,500               7/1/19
   1991                 10,125                 6.25%                      10,125               7/1/21
   1992                 13,155               Variable                     13,155               5/1/22
   1992                 75,000                 6.20%                      75,000               8/1/22
   1992                 35,000                 6.20%                      35,000               9/1/22
   1993                 11,935                 5-3/4%                     11,935               9/1/23
   1993                 60,000                 5-3/4%                     60,000               9/1/23
   1994                 28,065                 5.40%                      28,065               1/1/24
   1994                175,000               Variable                    175,000               7/1/24
   1994                125,000                 6.60%                     125,000               7/1/24
   1994                 60,000                 6-3/8%                     60,000               8/1/24
   1994                 43,420                 6-3/4%                     43,420              10/1/24
   1994                 20,000               Variable                     20,000              10/1/24
   1994                 20,000               Variable                     20,000              10/1/24
   1994                 38,725                 6-5/8%                     38,725              10/1/24
   1994                 10,000                 5.90%                      10,000              12/1/24
   1994                  7,000                 5.90%                       7,000              12/1/24
   1995                 73,535                 6.10%                      73,535               4/1/25
   1995                 75,000               Variable                     75,000               4/1/25
   1995                 45,000               Variable                     45,000               7/1/25
   1995                 40,000               Variable                     40,000               7/1/25
   1995                 71,580                 6%                         71,580               7/1/25
   1995                 35,585               Variable                     35,585               9/1/25
   1995                 30,000               Variable                     30,000               9/1/25
   1995                 27,000               Variable                     27,000               9/1/25
   1996                 51,345               Variable                     51,345               6/1/23
   1996                 15,480               Variable                     15,480               9/1/26
   1996                 46,000               Variable                     46,000               9/1/26
                    ==========                                        ==========
                    $1,671,190                                        $1,671,190
                    ==========                                        ==========

                              GEORGIA POWER COMPANY
             OUTSTANDING SECURITIES AT DECEMBER 31, 1996 (Continued)

                      Company Obligated Mandatorily Redeemable Preferred
                     Securities of Subsidiaries Substantially All of Whose
                      Assets Are Junior Subordinated Debentures or Notes

                          Preferred Securities        Interest                Amount
        Series            Outstanding                   Rate               Outstanding
       -----------------------------------------------------------------------------
                                                                        (Thousands)
         1994                 4,000,000(1)              9%                $100,000(1)
         1996                 9,000,000(2)              7.75%              225,000(2)
                             ----------                                   --------
                             13,000,000                                   $325,000
                             ==========                                   ========

                                     Preferred Stock
                            Shares                    Dividend             Amount
        Series            Outstanding                   Rate            Outstanding
       -----------------------------------------------------------------------------
                                                                        (Thousands)
          (3)                    14,090               $5.00               $  1,409
          1953                  100,000               $4.92                 10,000
          1954                  433,774               $4.60                 43,378
          1961                   70,000               $4.96                  7,000
          1962                   70,000               $4.60                  7,000
          1963                   70,000               $4.60                  7,000
          1964                   50,000               $4.60                  5,000
          1965                   60,000               $4.72                  6,000
          1966                   90,000               $5.64                  9,000
          1967                  120,000               $6.48                 12,000
          1968                  100,000               $6.60                 10,000
          1971                  300,000               $7.72                 30,000
          1992                1,961,100               $1.90                 49,028
          1992                2,166,200               $1.9875               54,155
          1992                2,350,300               $1.9375               58,757
          1992                1,156,500               $1.925                28,912
          1993                3,000,000               Adjustable            75,000
          1993                4,000,000               Adjustable           100,000
                            -----------                                   --------
                             16,111,964                                   $513,639
                            ===========                                   ========




 (1) Issued by Georgia Power Capital, L.P., and guaranteed to the extent Georgia Power Capital has funds by GEORGIA.
 (2) Issued by Georgia Power Capital Trust I and guaranteed to the extent Georgia Power Capital Trust I has funds by GEORGIA.
 (3) Issued in exchange for $5.00 preferred outstanding at the time of company formation.

                              GEORGIA POWER COMPANY

                         SECURITIES RETIRED DURING 1996

                              First Mortgage Bonds
                                         Principal                     Interest
       Series                             Amount                         Rate
--------------------------------------------------------------------------------
                                         (Thousands)
        1992                               $    110                      8-5/8%
        1993                                150,000                      4-3/4%
        1993                                 21,750                      7.95%
        1993                                 16,000                      7-5/8%
        1993                                  5,000                      7-3/4%
        1993                                  5,000                      7.55%
        1995                                 13,000                      7.70%
                                           ========
                                           $210,860
                                           ========

                                    Pollution Control Bonds
                                         Principal                     Interest
       Series                             Amount                         Rate
-------------------------------------------------------------------------------
                                          (Thousands)
        1976                               $  1,920                      6-3/4%
        1977                                  1,940                      6.40%
        1978                                  8,060                      6-3/8%
        1986                                 56,400                      8%
        1991                                 51,345                      7.25%
                                           --------
                                           $119,665
                                           ========

                                       Preferred Stock
                                          Principal                   Dividend
       Series                              Amount                       Rate
--------------------------------------------------------------------------------
                                         (Thousands)
        1972                               $ 75,000                    $7.80
        1992                                    972                    $1.90
        1992                                    845                    $1.9875
        1992                                  1,243                    $1.9375
        1992                                  1,088                    $1.925
        1991                                100,000                    $2.125
                                           --------
                                           $179,148
                                           ========

                               GULF POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Gulf Power Company 1996 Annual Report

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

February 12, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Gulf Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Gulf Power Company (a Maine corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1996 and 1995, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements (pages II-151 through II-167) referred to above present fairly, in all material respects, the financial position of Gulf Power Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
Atlanta, Georgia
February 12, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Gulf Power Company 1996 Annual Report

RESULTS OF OPERATIONS

Earnings

Gulf Power Company's 1996 net income after dividends on preferred stock was $57.8 million, an increase of $0.6 million over the prior year. This improvement is primarily attributable to higher retail revenues and lower costs related to the work force reduction program implemented last year, offset somewhat by an increase in other operating expenses.

   In 1995, earnings were $57.2 million, representing an increase of $2 million compared to the prior year. Earnings in 1995 were significantly affected by higher retail revenues due to exceptionally hot summer weather and lower interest charges on long-term debt.

   The return on average common equity for 1996 and 1995 was 13.27 percent.

Revenues

Operating revenues increased in 1996 and 1995 as a result of the following factors:

                                    Increase (Decrease)
                                      From Prior Year
                            -------------------------------------
                                 1996         1995        1994
                            -------------------------------------
                                        (in thousands)
Retail --
   Sales growth               $ 7,123      $ 3,647     $ 7,126
   Weather                     (1,057)       9,749      (4,631)
   Regulatory cost
     recovery and other         5,649       22,502       8,938
-----------------------------------------------------------------
Total retail                   11,715       35,898      11,433
-----------------------------------------------------------------
Sales for resale--
   Non-affiliates               2,788       (5,698)     (6,098)
   Affiliates                    (857)       1,266      (5,813)
-----------------------------------------------------------------
Total sales for resale          1,931       (4,432)    (11,911)
Other operating
   revenues                     1,642        8,798      (3,851)
-----------------------------------------------------------------
Total operating
   revenues                   $15,288      $40,264     $(4,329)
=================================================================
Percent change                    2.5%         7.0%       (0.7)%
-----------------------------------------------------------------

   Retail revenues of $531 million in 1996 increased $11.7 million or 2.3 percent from last year, compared with an increase of 7.4 percent in 1995 and 2.4 percent in 1994. Residential and commercial revenues increased as a result of customer growth in 1996. This increase was partially offset by milder summer weather in 1996 compared to the hotter-than-normal summer weather of 1995.

   The increase in regulatory cost recovery and other retail revenues is primarily attributable to the recovery of increased purchased power capacity costs from affiliated companies. Regulatory cost recovery and other includes recovery provisions for fuel expense and the energy component of purchased power costs; energy conservation costs; purchased power capacity costs; and environmental compliance costs. The recovery provisions equal the related expenses and have no material effect on net income. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and "Environmental Cost Recovery," respectively, for further information.

   Sales for resale were $81 million in 1996, increasing $1.9 million or 2.4 percent from 1995. Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components under these long-term contracts were as follows:

                           1996         1995           1994
                    -----------------------------------------
                                   (in thousands)
Capacity                $25,400      $25,870        $30,926
Energy                   19,804       18,598         18,456
-------------------------------------------------------------
Total                   $45,204      $44,468        $49,382
=============================================================

   Capacity revenues decreased in 1996 and 1995, primarily reflecting the decline in net plant investment.

   Sales to affiliated companies vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have little impact on earnings.

Gulf Power Company 1996 Annual Report

   The increase in other operating revenues for 1996 and 1995 is primarily due to increased amounts collected to recover newly-imposed county franchise fees. These fees are included in taxes other than income taxes and thus, there is no impact on earnings. Other changes for 1996 and 1995 are primarily attributable to adjustments in the regulatory cost recovery clauses for differences between recoverable costs and the amounts actually reflected in revenues. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and "Environmental Cost Recovery," respectively, for further discussion.

   Kilowatt-hour sales for 1996 and percent changes in sales since 1994 are reported below.

                          KWH                Percent Change
                      ------------     ---------------------------
                         1996            1996     1995      1994
                      ------------     ---------------------------
                       (millions)
Residential                 4,160         3.6%     7.0%      1.1%
Commercial                  2,809         3.7      6.3       4.8
Industrial                  1,808         0.7     (2.8)     (9.0)
Other                          17         2.7     (0.1)        -
                      ------------
Total retail                8,794         3.0      4.5      (0.3)
Sales for resale
   Non-affiliates           1,534         9.9     (1.6)     (2.8)
   Affiliates                 710        (6.5)   (13.1)    (15.2)
                      ------------
Total                      11,038         3.3      2.2      (2.1)
==================================================================

   Retail sales increased in 1996 due to customer growth of 2.7 percent in the residential class and 4.6 percent in the commercial class. The increase in energy sales to the industrial class is a result of the Real-Time-Pricing program. The price structure of this program has successfully encouraged participating industrial customers to lower their peak demand requirements and increase their purchases of energy during off-peak periods. See "Future Earnings Potential" for information on the Company's initiatives to remain competitive and to meet conservation goals set by the Florida Public Service Commission
(FPSC). In 1995, retail sales increased from the prior year due to hot summer weather and an increase in residential and commercial customers. Industrial sales were lower due to the reclassification of a major customer from the industrial to commercial class and temporary production delays of other industrial customers.

   In 1996, energy sales for resale to non-affiliates increased 9.9 percent and are predominantly related to unit power sales under long-term contracts to other Florida utilities and bulk power sales under short-term contracts to other non-affiliated utilities. Energy sales to affiliated companies vary from year to year as mentioned previously.

Expenses

Total operating expenses for 1996 increased $12.7 million or 2.4 percent from 1995. The increase is due to higher purchased power expenses, other operation expenses, depreciation expenses, and taxes. In 1995, total operating expenses increased $41.3 million or 8.5 percent from 1994 primarily due to higher fuel and purchased power expenses, maintenance expenses, and taxes other than income taxes, offset by lower depreciation and amortization expenses.

   Fuel and purchased power expenses for 1996 increased $4 million or 1.8 percent from 1995. The change reflects the increase in purchased power from affiliated companies due to scheduled maintenance outages at Plant Crist and Plant Daniel during the first half of 1996. This increase was partially offset by a slight decrease in fuel expense reflecting a lower cost of fuel. In 1995, fuel and purchased power expenses increased $30.1 million or 15.5 percent from 1994 reflecting the increase in generation due to the extreme weather conditions during the summer of 1995 and slightly higher fuel costs.

   The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                         1996      1995      1994
                                     -----------------------------
Total generation
   (millions of kilowatt-hours)        10,214     9,828     9,559
Sources of generation
   (percent)
   Coal                                  99.4      99.5      99.8
   Oil and gas                            0.6       0.5       0.2
Average cost of fuel per net
   kilowatt-hour generated
   (cents)
   Coal                                  1.99      2.08      2.00
   Oil and gas                           6.41      3.56      6.93
Total                                    2.02      2.09      2.01
------------------------------------------------------------------

Gulf Power Company 1996 Annual Report

   In 1996, other operation expenses increased $1.8 million or 1.5 percent from the 1995 level. The increase is primarily attributable to an increase in administrative and general expenses including costs associated with the approved increase of the Company's annual accrual to the accumulated provision for property damage to amortize deferred storm charges and restore the account balance to a reasonable level. Higher costs related to the buyouts and renegotiation of coal supply contracts and costs associated with the Company's pro rata share of affiliated companies' workforce reduction costs were offset by a decrease in costs related to the Company's work force reduction program implemented in the prior year. In 1995, other operation expenses decreased $0.5 million due to a $9.4 million reduction in the amortization costs of coal buyouts and renegotiation of coal supply contracts. This was offset by the $7 million accrual for benefits to be provided by the Company under the work force reduction program implemented during the fourth quarter of 1995. These costs are further discussed in Notes 2 and 5 to the financial statements under "Work Force Reduction Programs" and "Fuel Commitments."

   Maintenance expense in 1996 decreased $0.9 million or 1.7 percent from the prior year. This is attributable to a decrease in scheduled maintenance of production facilities. In 1995, maintenance expense increased $5.2 million or
11.2 percent from the prior year due to higher power production maintenance related to non-recurring items and higher distribution maintenance.

   Depreciation and amortization expenses increased $1.5 million or 2.8 percent from 1995. This change is primarily due to an increase in depreciation expense reflecting an increase in the average investment in distribution property as a result of favorable growth in the Company's service area. In 1995, the decrease in depreciation and amortization expenses of $1.5 million was attributable to property which was fully amortized by December 1994.

   Federal and state income taxes increased $3.8 million or 11 percent in 1996 primarily due to an increase in taxable income. Taxes other than income taxes increased $2.4 million or 4.9 percent primarily due to an increase in county franchise fees as mentioned previously. In 1995, other taxes increased $7.9 million or 18.9 percent primarily due to an increase in county franchise fees. Franchise fees are billed and collected from customers and have no impact on earnings.

   In 1996, interest expense increased $0.9 million or 3.2 percent over the prior year. The increase is attributable to the issuance of $30 million of new first mortgage bonds in January 1996. The increase in interest on long-term debt was partially offset by a decrease in interest on notes payable as a result of a lower average amount of short-term notes outstanding. Interest expense in 1995 decreased $2.5 million or 7.8 percent under the prior year. The decrease was attributable to lower interest on long-term debt reflecting a lower average principal balance outstanding and the refinancing of $42 million of pollution control bonds in December 1994.

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

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a potentially less regulated more competitive environment.

   A work force reduction program was implemented in the fourth quarter of 1995. The cost of the program reduced earnings by $0.7 million in 1996 and $4.3 million in 1995. The estimated savings from this program in 1996 were $2.7 million and will be approximately $3.9 million annually beginning in 1997.

Gulf Power Company 1996 Annual Report

   In December 1995, the FPSC approved the Company's request to increase the amount of its annual accrual to the accumulated provision for property damage account from $1.2 million to $3.5 million due to significant hurricane-related charges to the account during 1995. Refer to Note 1 to the financial statements under "Provision for Property Damage" for further discussion.

   Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. Traditionally, these factors have included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area. However, the Energy Policy Act of 1992 (Energy Act) is having a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased wholesale competition for electric utilities. The Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access the Company's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for industrial and commercial customers and sell energy generation to utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The Company is aggressively working to maintain and expand its share of wholesale sales in the southeastern power markets.

   Various federal and state initiatives designed to promote wholesale and retail competition, among other things, include proposals that would allow customers to choose their electricity provider. As the initiatives materialize, the structure of the utility industry could radically change. Certain initiatives could result in a change in the ownership and/or operation of generation and transmission facilities. Numerous issues must be resolved, including significant ones relating to transmission pricing and recovery of stranded investments. Being a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation. Unless the Company remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings.

   The FPSC set conservation goals for the Company, beginning in 1995, which require programs to reduce 154 megawatts of summer peak demand and 65,000 KWH of sales by the year 2004. In 1995, the FPSC approved the Company's programs to accomplish these goals. The Company can experience net growth as long as the filed programs achieve the intended reductions in peak demand and KWH sales. In response to these goals and seeking to remain competitive with other electric utilities, the Company has developed initiatives which emphasize price flexibility and competitive offering of energy efficiency products and services. These initiatives will enable customers to lower or alter their peak energy requirements. Besides promoting energy efficiency, another benefit of these initiatives could be the ability to defer the need to construct additional generating capacity.

   On September 3, 1996, the FPSC approved a new optional Commercial/Industrial Service Rider (CISR), which is applicable to the rate schedules for the Company's largest existing and potential customers who are able to show they have viable alternatives to purchasing the Company's energy services. The CISR, approved as a pilot program, provides the flexibility needed to enable the Company to offer its services in a more competitive manner to these customers.

   Compliance costs related to the Clean Air Act Amendments of 1990 (Clean Air
Act) could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters." Also, state of Florida legislation adopted in 1993 that provides for recovery of prudent environmental compliance costs is discussed in
Note 3 to the financial statements under "Environmental Cost Recovery."

   The Company is subject to the provisions of Financial Accounting Standards Board Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related

Gulf Power Company 1996 Annual Report

regulatory assets and liabilities and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

FINANCIAL CONDITION

Overview

The principal changes in the Company's financial condition during 1996 were gross property additions of $61.4 million and a decrease of $55.5 million in notes payable. Funds for the property additions and the net decrease in short-term notes were provided by internal sources. See the Statements of Cash Flows for further details.

Financing Activities

The Company continued to lower its financing costs by issuing new bonds and other debt and retiring higher-cost issues in 1996. The Company sold $55 million of first mortgage bonds, $33.3 million of pollution control bonds, and obtained $49.1 million of long-term bank notes. Retirements, including maturities during 1996, totaled $50.9 million of first mortgage bonds, $33.3 million of pollution control bonds, and $34.9 million of long-term bank notes. The refinancing of $33.3 million in pollution control bonds and $49.2 million in first mortgage bonds will result in savings of over $1 million annually. See the Statements of Cash Flows for further details.

   Composite financing rates for the years 1994 through 1996 as of year end were as follows:

                                     1996      1995       1994
                                  ------------------------------
Composite interest rate on
   long-term debt                     6.1%      6.5%       6.5%
Composite preferred stock
   dividend rate                      6.4%      6.4%       6.6%
----------------------------------------------------------------

   The decrease in the composite interest rate on long-term debt from 1995 to 1996 reflects the Company's efforts to refinance higher-cost debt. The decrease in the composite preferred stock dividend rate in 1995 was primarily due to a decrease in dividends on the Company's adjustable rate preferred stock, reflecting lower interest rates.

Capital Requirements for Construction

The Company's gross property additions, including those amounts related to environmental compliance, are budgeted at $142 million for the three years beginning in 1997 ($47 million in 1997, $49 million in 1998, and $46 million in 1999). Actual construction costs may vary from this estimate because of changes in such factors as: business conditions; environmental regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. The Company does not have any such generating plants under construction, and current energy demand forecasts do not indicate a need for any such facilities until well into the future. However, significant construction related to maintaining and upgrading transmission and distribution facilities and generating plants will continue.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $121 million will be required by the end of 1999 in connection with maturities of long-term debt. Also, the Company will continue to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital as market conditions and terms of the instruments permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- impacts the Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units of Southern Company. As a result of Southern Company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

   In 1995, the Environmental Protection Agency (EPA) began issuing annual sulfur dioxide emission allowances through the allowance trading program. An emission allowance is the authority to emit one ton of sulfur dioxide during a

Gulf Power Company 1996 Annual Report

calendar year. The sulfur dioxide emission allowance program is expected to minimize the cost of compliance. Southern Company's sulfur dioxide compliance strategy is designed to use allowances as a compliance option.

   Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. This compliance strategy resulted in unused emission allowances being banked for later use. Construction expenditures for Phase I compliance totaled approximately $310 million for Southern Company, including approximately $50 million for Gulf Power.

   For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as required to meet Phase II limits. Therefore, current compliance strategy could require total Phase II estimated construction expenditures for Southern Company of approximately $80 million, of which $60 million remains to be spent. Phase II compliance is not expected to have a material impact on Gulf Power. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

   Following adoption of legislation in April of 1992 allowing electric utilities in Florida to seek FPSC approval of their Clean Air Act Compliance Plans, Gulf Power filed its petition for approval. The FPSC approved the Company's plan for Phase I compliance, deferring until a later date approval of its Phase II Plan.

   An average increase of up to 2 percent in revenue requirements from the Company's customers could be necessary to fully recover the cost of compliance for both Phase I and Phase II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

   In 1993, the Florida Legislature adopted legislation that allows a utility to petition the FPSC for recovery of prudent environmental compliance costs that are not being recovered through base rates or any other recovery mechanism. The legislation is discussed in Note 3 to the financial statements under "Environmental Cost Recovery." Substantially all of the costs for the Clean Air Act and other new environmental legislation discussed below are expected to be recovered through the Environmental Cost Recovery Clause.

   The EPA and state environmental regulatory agencies are reviewing and evaluating various matters including: revisions to the ambient air quality standards for ozone and particulate matter; emission control strategies for ozone nonattainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

   Gulf Power must comply with other environmental laws and regulations, under which the Company could incur costs to clean up contaminated properties currently or previously owned. The Company conducts studies to determine the extent of any required cleanup costs and has recognized in the financial statements costs to clean up known sites. For additional information, see Note 3 to the financial statements under "Environmental Cost Recovery."

   Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of any such changes cannot be determined at this time.

   Compliance with possible additional legislation related to global climate change, electric and magnetic fields, and other environmental health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable

Gulf Power Company 1996 Annual Report

regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electric and magnetic fields.

Sources of Capital

At December 31, 1996, the Company had $0.8 million of cash and cash equivalents and $34.5 million of unused committed lines of credit with banks to meet its short-term cash needs. See Note 5 to the financial statements under "Bank Credit Arrangements" for additional information.

   In January 1997, Gulf Power Capital Trust I, of which the Company owns all the common securities, issued $40 million of 7.625 percent mandatorily redeemable preferred securities. Substantially all of the assets of the Trust are $41 million aggregate principal amount of the Company's 7.625 percent Junior Subordinated Notes due December 31, 2036.

   It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations; the sale of additional first mortgage bonds, pollution control bonds, and preferred stock; bank notes; and capital contributions from Southern Company. If the attractiveness of current short-term interest rates continues, the Company may maintain a higher level of short-term indebtedness than has historically been true. The Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficient to permit, at present interest and preferred dividend levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

STATEMENTS OF INCOME
For the Years Ended December 31, 1996, 1995, and 1994
Gulf Power Company 1996 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
                                                                                           1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in thousands)
Operating Revenues:
Revenues                                                                               $616,603        $600,458        $561,460
Revenues from affiliates                                                                 17,762          18,619          17,353
 --------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                634,365         619,077         578,813
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation-
  Fuel                                                                                  184,500         185,274         161,168
  Purchased power from non-affiliates                                                     8,300           8,594           6,761
  Purchased power from affiliates                                                        35,076          29,966          25,819
  Other                                                                                 115,154         113,397         113,879
Maintenance                                                                              51,050          51,917          46,700
Depreciation and amortization                                                            56,645          55,104          56,615
Taxes other than income taxes                                                            52,027          49,598          41,701
Federal and state income taxes (Note 8)                                                  37,821          34,065          33,957
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                540,573         527,915         486,600
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         93,792          91,162          92,213
Other Income (Expense):
Allowance for equity funds used during
  construction (Note 1)                                                                      17              36             450
Interest income                                                                           1,921           2,877           1,429
Other, net                                                                               (1,695)         (1,261)           (780)
Income taxes applicable to other income                                                     248            (121)             95
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           94,283          92,693          93,407
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                               24,691          23,294          27,124
Other interest charges                                                                    1,882           1,674           2,442
Interest on notes payable                                                                 2,071           2,931           1,509
Amortization of debt discount, premium, and expense, net                                  2,087           2,014           1,834
Allowance for debt funds used during
  construction (Note 1)                                                                     (58)           (187)           (656)
--------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                     30,673          29,726          32,253
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               63,610          62,967          61,154
Dividends on Preferred Stock                                                              5,765           5,813           5,925
 ===============================================================================================================================
Net Income After Dividends on Preferred Stock                                          $ 57,845        $ 57,154        $ 55,229
================================================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1996, 1995, and 1994
Gulf Power Company 1996 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                                       1996            1995           1994
---------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)
Operating Activities:
Net income                                                                         $ 63,610        $ 62,967       $ 61,154
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                               71,825          75,293         86,098
         Deferred income taxes                                                        2,157             390         (6,986)
         Allowance for equity funds used during construction                            (17)            (36)          (450)
         Accumulated provision for property damage                                    4,227         (19,024)         1,013
         Deferred costs of 1995 coal contract renegotiation                          10,931         (12,177)             -
         Other, net                                                                   2,134           4,664          3,885
         Changes in certain current assets and liabilities --
            Receivables, net                                                            736         (12,210)         3,540
            Inventories                                                              12,957            (618)       (13,901)
            Payables                                                                 (7,078)         18,258        (10,159)
            Taxes accrued                                                              (441)         (2,803)         2,548
            Current costs of 1995 coal contract renegotiation                        (5,099)         (9,859)             -
            Other                                                                     4,943          (4,894)        (1,938)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                         160,885          99,951        124,804
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                            (61,386)        (63,113)       (78,869)
Other                                                                                (2,786)          4,401         (3,493)
---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                              (64,172)        (58,712)       (82,362)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     First mortgage bonds                                                            55,000               -              -
     Pollution control bonds                                                         33,275               -         42,000
     Other long-term debt                                                            49,148               -         32,108
Retirements:
     Preferred stock                                                                      -          (1,000)        (1,000)
     First mortgage bonds                                                           (50,930)         (1,750)       (48,856)
     Pollution control bonds                                                        (33,275)           (125)       (42,100)
     Other long-term debt                                                           (34,923)        (13,314)       (24,240)
Notes payable, net                                                                  (55,500)         27,000         47,447
Payment of preferred stock dividends                                                 (5,749)         (5,813)        (5,925)
Payment of common stock dividends                                                   (48,300)        (46,400)       (44,000)
Miscellaneous                                                                        (5,332)            (59)        (2,550)
---------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                              (96,586)        (41,461)       (47,116)
---------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    127            (222)        (4,674)
Cash and Cash Equivalents at Beginning of Year                                          680             902          5,576
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                           $    807        $    680       $    902
===========================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                           $26,050         $26,161        $30,139
     Income taxes                                                                   $25,858         $38,537        $43,089
---------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 1996 and 1995
Gulf Power Company 1996 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                                1996                 1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in thousands)

Utility Plant:
Plant in service (Notes 1 and 6)                                                                $1,734,510           $1,695,814
Less accumulated provision for depreciation                                                        694,245              658,806
 --------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,040,265            1,037,008
Construction work in progress                                                                       23,465               26,301
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            1,063,730            1,063,309
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                                         652                  740
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                              807                  680
Receivables-
  Customer accounts receivable                                                                      67,727               69,166
  Other accounts and notes receivable                                                                3,098                3,393
  Affiliated companies                                                                               1,821                  802
  Accumulated provision for uncollectible accounts                                                    (789)                (768)
Fossil fuel stock, at average cost                                                                  28,352               37,875
Materials and supplies, at average cost (Note 1)                                                    30,252               33,686
Current portion of deferred coal contract costs (Note 5)                                            16,389               12,767
Regulatory clauses under recovery (Note 1)                                                           4,144                3,432
Prepaid income taxes                                                                                   353                4,232
Other prepayments                                                                                    8,833                8,000
Vacation pay deferred                                                                                4,055                4,419
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              165,042              177,684
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 8)                                                   28,313               29,093
Debt expense and loss, being amortized                                                              23,308               20,459
Deferred coal contract costs (Note 5)                                                               13,126               33,768
Deferred storm charges (Note 1)                                                                      3,275                7,502
Miscellaneous                                                                                       10,920                9,304
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                               78,942              100,126
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                    $1,308,366           $1,341,859
================================================================================================================================
The accompanying notes are an integral part of these statements.

At December 31, 1996 and 1995
Gulf Power Company 1996 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                                                        1996                 1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (in thousands)

Capitalization (See accompanying statements):
Common stock equity (Note 11)                                                                   $  435,758           $  436,242
Preferred stock                                                                                     65,102               89,602
Long-term debt                                                                                     331,880              323,376
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              832,740              849,220
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Preferred stock due within one year (Note 10)                                                       24,500                    -
Long-term debt due within one year (Note 10)                                                        40,972               31,548
Notes payable                                                                                       25,000               80,500
Accounts payable-
  Affiliated companies                                                                              10,274               14,447
  Other                                                                                             22,496               27,196
Customer deposits                                                                                   13,464               13,195
Taxes accrued                                                                                        8,342                9,547
Interest accrued                                                                                     7,629                5,719
Regulatory clauses over recovery (Note 1)                                                            5,884                2,800
Vacation pay accrued                                                                                 4,055                4,419
Dividends declared                                                                                  11,453                1,437
Miscellaneous                                                                                        5,668                5,919
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              179,737              196,727
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                                         163,857              162,345
Deferred credits related to income taxes (Note 8)                                                   64,354               67,481
Accumulated deferred investment tax credits                                                         33,760               36,052
Accumulated provision for postretirement benefits (Note 2)                                          18,339               16,301
Miscellaneous                                                                                       15,579               13,733
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              295,889              295,912
--------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, and 7)
Total Capitalization and Liabilities                                                            $1,308,366           $1,341,859
================================================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF CAPITALIZATION
At December 31, 1996 and 1995
Gulf Power Company 1996 Annual Report

 --------------------------------------------------------------------------------------------------------------------------------
                                                                                    1996          1995         1996        1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)          (percent of total)
Common Stock Equity:
Common stock, without par value --
     Authorized and outstanding --
         992,717 shares in 1996 and 1995                                        $ 38,060      $ 38,060
Paid-in capital                                                                  218,438       218,438
Premium on preferred stock                                                            81            81
Retained earnings (Note 11)                                                      179,179       179,663
---------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                                        435,758       436,242         52.3%       51.4%
---------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$10 par value --
     Authorized  --  10,000,000 shares,
     Outstanding --   2,580,000 shares at December 31, 1996
       $25 stated capital --
         6.72%                                                                    20,000        20,000
         7.00%                                                                    14,500        14,500
         7.30%                                                                    15,000        15,000
         Adjustable Rate -- at January 1, 1997:  5.01%                            15,000        15,000
$100 par value --
     Authorized -- 801,626 shares
     Outstanding -- 251,026 shares at December 31, 1996
         4.64%                                                                     5,102         5,102
         5.16%                                                                     5,000         5,000
         5.44%                                                                     5,000         5,000
         7.52%                                                                     5,000         5,000
         7.88%                                                                     5,000         5,000
---------------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $5,742,000)                                 89,602        89,602
---------------------------------------------------------------------------------------------------------------------------------
Less amount due within one year (Note 10)                                         24,500             -
---------------------------------------------------------------------------------------------------------------------------------
Total excluding amount due within one year                                        65,102        89,602          7.8        10.5
---------------------------------------------------------------------------------------------------------------------------------


At December 31, 1996 and 1995
Gulf Power Company 1996 Annual Report

---------------------------------------------------------------------------------------------------------------------------------
                                                                                    1996          1995         1996        1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)          (percent of total)
Long-term Debt:
First mortgage bonds --
     Maturity                           Interest Rates
     August 1, 1997                     5.875%                                    25,000        25,000
     April 1, 1998                      5.55%                                     15,000        15,000
     July 1, 1998                       5.00%                                     30,000        30,000
     July 1, 2003                       6.125%                                    30,000        30,000
     November 1, 2006                   6.50%                                     25,000             -
     September 1, 2008                  9.00%                                          -           930
     December 1, 2021                   8.75%                                          -        50,000
     January 1, 2026                    6.875%                                    30,000             -
---------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                       155,000       150,930
Pollution control obligations (Note 9)                                           169,630       169,630
Other long-term debt (Note 9)                                                     51,299        37,074
Unamortized debt premium (discount), net                                          (3,077)       (2,710)
---------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $22,751,000)                                                 372,852       354,924
Less amount due within one year (Note 10)                                         40,972        31,548
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                              331,880       323,376         39.9        38.1
---------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                            $832,740      $849,220        100.0%      100.0%
=================================================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1996, 1995, and 1994
Gulf Power Company 1996 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                                      1996            1995            1994
---------------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)

Balance at Beginning of Year                                                      $179,663        $168,951        $157,773
Net income after dividends on preferred stock                                       57,845          57,154          55,229
Dividends on common stock                                                          (58,300)        (46,400)        (44,000)
Preferred stock transactions, net                                                      (29)            (42)            (51)
===========================================================================================================================
Balance at End of Year (Note 11)                                                  $179,179        $179,663        $168,951
===========================================================================================================================

STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1996, 1995, and 1994
Gulf Power Company 1996 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                                      1996            1995            1994
---------------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
Balance at Beginning of Year                                                      $218,438        $218,380        $218,282
Contributions to capital by parent company                                               -              58              98
===========================================================================================================================
Balance at End of Year                                                            $218,438        $218,438        $218,380
===========================================================================================================================
The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Gulf Power Company 1996 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Gulf Power Company is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), The Southern Development and Investment Group (Southern Development), and other direct and indirect subsidiaries. The operating companies (Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric) provide electric service in four southeastern states. Gulf Power Company provides electric service to the northwest panhandle of Florida. Contracts among the operating companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission. The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Energy designs, builds, owns and operates power production and delivery facilities and provides a broad range of energy related services in the United States and international markets. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Development develops new business opportunities related to energy products and services.

   Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company is also subject to regulation by the FERC and the Florida Public Service Commission
(FPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the FPSC. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates, and the actual results may differ from those estimates.

   Certain prior years' data presented in the financial statements have been reclassified to conform with current year presentation.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to the following:

                                              1996        1995
                                        -------------------------
                                             (in thousands)
Current & deferred
   coal contract costs                    $ 29,515    $ 46,535
Deferred income taxes                       28,313      29,093
Deferred loss on reacquired debt            20,386      17,015
Environmental remediation                    7,577       5,789
Vacation pay                                 4,055       4,419
Regulatory clauses (over) under
   recovery, net                            (1,740)        632
Deferred income tax credits                (64,354)    (67,481)
Deferred storm charges                       3,275       7,502
Other, net                                  (1,202)     (1,510)
-----------------------------------------------------------------
Total                                     $ 25,825    $ 41,994
=================================================================

   In the event that a portion of the Company's operations is no longer subject to the provisions of Statement No. 71, the Company would be required to write off related regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to other assets, including plant, and write down the assets, if impaired, to their fair value.

Gulf Power Company 1996 Annual Report

Revenues and Regulatory Cost Recovery Clauses

The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. The Company has a diversified base of customers and no single customer or industry comprises 10 percent or more of revenues. In 1996, uncollectible accounts continued to average significantly less than 1 percent of revenues.

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

Depreciation and Amortization

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.6 percent in 1996 and 1995 and 3.8 percent in 1994. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Also, the provision for depreciation expense includes an amount for the expected cost of removal of facilities.

Income Taxes

The Company uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property. The Company is included in the consolidated federal income tax return of Southern Company. See Note 8 for further information related to income taxes.

Allowance for Funds Used During Construction
(AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The FPSC-approved composite rate used to calculate AFUDC was 7.27 percent for 1996, 1995, and 1994. AFUDC amounts for 1996, 1995, and 1994 were $75 thousand, $223 thousand, and $1.1 million, respectively. The decrease in 1996 and 1995 is primarily due to no long-term construction projects being implemented in 1996 and due to the completion of major construction projects at Plant Daniel at the end of 1994, respectively.

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

Gulf Power Company 1996 Annual Report

Financial Instruments

The carrying amounts and fair values of the Company's long-term debt are shown in the table below:

                                     Carrying           Fair
                                       Amount          Value
                                 ----------------------------
                                         (in thousands)
Long-term debt
   At December 31, 1996              $372,852       $373,394
   At December 31, 1995              $354,924       $365,305
-------------------------------------------------------------

   The fair values for long-term debt were based on either closing market prices or closing prices of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Provision for Injuries and Damages

The Company is subject to claims and suits arising in the ordinary course of business. As permitted by regulatory authorities, the Company provides for the uninsured costs of injuries and damages by charges to income amounting to $1.2 million annually. The expense of settling claims is charged to the provision to the extent available. The accumulated provision of $1.8 million and $1.7 million at December 31, 1996 and 1995, respectively, is included in miscellaneous current liabilities in the accompanying Balance Sheets.

Provision for Property Damage

The Company is self-insured for the full cost of storm and other damages to its transmission and distribution property. At December 31, 1996, the accumulated provision for property damage had a negative balance of $3.3 million, reflecting the remaining deferred charges for expenses relating to Hurricanes Erin and Opal during 1995. The negative balance was reclassified to deferred storm charges in the accompanying Balance Sheets. In December 1995, the FPSC approved the Company's request to increase the amount of its annual accrual to the accumulated provision for property damage account from $1.2 million to $3.5 million. The FPSC approved this amount pending the results of a study it ordered the Company to file addressing the appropriate reserve level and annual accrual amount. The required study was filed with the FPSC, and in November 1996, the FPSC reaffirmed an annual accrual of $3.5 million and approved a target level for the accumulated provision account between $25.1 and $36 million. The FPSC has also given the Company the flexibility to increase its annual accrual amount above $3.5 million, when the Company believes it is in a position to do so, until the account balance reaches $12 million. Therefore, during 1996, the Company accrued $4.5 million to the accumulated provision for property damage. The expense of repairing damages from major storms and other uninsured property damages is charged to the provision account.

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

Gulf Power Company 1996 Annual Report

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

Funded Status and Cost of Benefits

The following tables show actuarial results and assumptions for pension and postretirement insurance benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

                                                 Pension
                                         --------------------------
                                               1996           1995
                                         ---------------------------
                                               (in thousands)
Actuarial present value of
  benefit obligation:
     Vested benefits                        $ 87,245       $ 87,652
     Non-vested benefits                       5,101          4,284
--------------------------------------------------------------------
Accumulated benefit obligation                92,346         91,936
Additional amounts related to
   projected salary increases                 31,121         29,073
--------------------------------------------------------------------
Projected benefit obligation                 123,467        121,009
Less:
   Fair value of plan assets                 191,152        180,980
   Unrecognized net gain                     (58,900)       (48,438)
   Unrecognized prior service cost             5,618          2,578
   Unrecognized transition asset              (6,485)        (7,187)
--------------------------------------------------------------------
Prepaid asset recognized in
   the Balance Sheets                       $  7,918       $  6,924
====================================================================



                                        Postretirement Benefits
                                     ---------------------------
                                              1996         1995
                                     ---------------------------
                                             (in thousands)
Actuarial present value of
  benefit obligation:
     Retirees and dependents               $10,478      $ 9,759
     Employees eligible to retire            5,484        4,921
     Other employees                        17,694       17,646
----------------------------------------------------------------
Accumulated benefit obligation              33,656       32,326
Less:
   Fair value of plan assets                 7,996        7,050
   Unrecognized net loss                     1,531        1,538
   Unrecognized transition
     obligation                              5,790        7,437
-----------------------------------------------------------------
Accrued liability recognized in
   the Balance Sheets                      $18,339      $16,301
================================================================

   In 1995, the Company announced a cost sharing program for postretirement benefits. The program establishes limits on amounts the Company will pay to provide future retiree postretirement benefits. This change reduced the 1995 accumulated postretirement benefit obligation by approximately $7.1 million.

   The weighted average rates assumed in the actuarial calculations were:

                                    1996       1995       1994
                                --------------------------------
Discount                             7.8%      7.3%        8.0%
Annual salary increase               5.3%      4.8%        5.5%
Long-term return on plan
  assets                             8.5%      8.5%        8.5%
----------------------------------------------------------------

   An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.3 percent for 1996, decreasing gradually to 5.8 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation at December 31, 1996, by $2.6 million and the aggregate of the service and interest cost components of the net retiree cost by $254 thousand.

Gulf Power Company 1996 Annual Report

   Components of the plans' net costs are shown below:

                                              Pension
                              -------------------------------------
                                    1996        1995         1994
                              -------------------------------------
                                            (in thousands)
Benefits earned during
   the year                     $  3,880    $  3,867     $  3,775
Interest cost on projected
   benefit obligation              9,129       8,042        7,484
Actual (return) loss on
   plan assets                   (21,021)    (33,853)       3,721
Net amortization
   and deferral                    5,920      19,619      (17,054)
-------------------------------------------------------------------
Net pension income              $ (2,092)   $ (2,325)    $ (2,074)
===================================================================

   Of the above net pension amounts, pension income of $1.5 million in 1996, $1.8 million in 1995, and $1.5 million in 1994 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

                                       Postretirement Benefits
                                   ----------------------------------
                                        1996        1995      1994
                                   ---------------------------------
                                             (in thousands)
Benefits earned during the year       $  939      $1,259    $1,362
Interest cost on accumulated
   benefit obligation                  2,330       2,520     2,535
Amortization of transition
   obligation                            356         853       854
Actual (return) loss on plan assets     (797)     (1,268)      129
Net amortization and deferral            318         742      (591)
---------------------------------------------------------------------
Net postretirement cost               $3,146      $4,106    $4,289
=====================================================================

   Of the above net postretirement costs recorded, $2.3 million in 1996 and $3.1 million in 1995 and 1994 were charged to operating expenses, and the remainder was recorded in construction and other accounts.

Work Force Reduction Programs

The Company implemented a voluntary work force reduction program in the fourth quarter of 1995 and recorded $1.2 million in 1996 and $7 million in 1995 for the total pre-tax cost related to the program. The Company has also incurred its pro rata share for the costs of affiliated companies' programs. The costs related to these programs were $2.1 million for 1996, $1 million for 1995, and $1.3 million for 1994.


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

   If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings, as well as certain other contracts that reference these proceedings in determining return on common equity, and if refunds were ordered, the amount of refunds could range up to approximately $160 million for Southern Company, including approximately $10 million for the Company at December 31, 1996. However, management believes that rates are not excessive and that refunds are not justified.

Gulf Power Company 1996 Annual Report

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

   In January 1994, the FPSC approved the Company's initial petition under the ECRC for recovery of environmental costs. Beginning with this initial period through September 1996, recovery under the ECRC was determined semi-annually. In August 1996, the FPSC approved annual recovery periods beginning with the October 1996 through September 1997 period. Recovery includes a true-up of the prior period and a projection of the ensuing period. During 1996 and 1995, the Company recorded ECRC revenues of $11.0 million and $11.8 million, respectively.

   At December 31, 1996, the Company's liability for the estimated costs of environmental remediation projects for known sites was $7.6 million. These estimated costs are expected to be expended during the period 1997 to 2001. These projects have been approved by the FPSC for recovery through the ECRC discussed above. Therefore, the Company recorded $1.9 million in current assets and $5.7 million in deferred charges representing the future recoverability of these costs.

4.  CONSTRUCTION PROGRAM

The Company is engaged in a continuous construction program, the cost of which is currently estimated to total $47 million in 1997, $49 million in 1998, and $46 million in 1999. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment and materials; and cost of capital. At December 31, 1996, significant purchase commitments were outstanding in connection with the construction program. The Company does not have any generating plants under construction. However, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

   See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

5.  FINANCING AND COMMITMENTS

General

Current projections indicate that funds required for construction and other purposes, including compliance with environmental regulations, will be derived primarily from internal sources. Requirements not met from internal sources will be derived from the sale of additional first mortgage bonds, pollution control bonds, and preferred stock; bank notes; and capital contributions from Southern Company. In addition, the Company may issue additional long-term debt and preferred stock primarily for the purposes of debt maturities and redemptions of higher-cost securities.

Bank Credit Arrangements

At December 31, 1996, the Company had $5 million in revolving credit lines that expire May 31, 1997, and $41.5 million of lines of credit with banks subject to renewal June 1 of each year, of which $34.5 million remained unused. In addition, the Company has a $20.3 million unused committed line of credit established for liquidity support of its variable rate pollution control bonds. In connection with these credit lines, the Company has agreed to pay commitment fees and/or to maintain compensating balances with the banks. The compensating balances, which represent substantially all of the cash of the Company except for daily working funds and like items, are not legally restricted from withdrawal. In addition, the Company has bid-loan facilities with twelve major money center banks that total $230 million, of which $13 million was committed at December 31, 1996.

Gulf Power Company 1996 Annual Report

Assets Subject to Lien

The Company's mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Total estimated long-term obligations at December 31, 1996, were as follows:

     Year                                           Fuel
     -------                                 ----------------
                                              (in millions)
     1997                                               $125
     1998                                                 98
     1999                                                 79
     2000                                                 71
     2001                                                 73
     2002 - 2007                                         481
     --------------------------------------------------------
     Total commitments                                  $927
     ========================================================

   In 1988, the Company made an advance payment of $60 million to a coal supplier under an arrangement to lower the cost of future coal purchased under an existing contract. This amount is being amortized to expense on a per ton basis over a ten-year period. The remaining unamortized amount was $13.3 million at December 31, 1996.

   In December 1995, the Company made another payment of $22 million to the same coal supplier under an arrangement to lower the cost of future coal and/or to suspend the purchase of coal under an existing contract for 25 months. This amount is being amortized to expense on a per ton basis through the first quarter of 1998. The remaining unamortized amount was $16.2 million at December 31, 1996.

   The amortization expense of these contract buyouts and renegotiations is being recovered through the fuel cost recovery clause discussed under "Revenues and Regulatory Cost Recovery Clauses" in Note 1.

Lease Agreements

In 1989, the Company and Mississippi Power jointly entered into a twenty-two year operating lease agreement for the use of 495 aluminum railcars. In 1994, a second lease agreement for the use of 250 additional aluminum railcars was entered into for twenty-two years. Both of these leases are for the transportation of coal to Plant Daniel. The Company, as a joint owner of Plant Daniel, is responsible for one half of the lease costs. The lease costs are charged to fuel inventory and are allocated to fuel expense as the fuel is used. The Company's share of the lease costs charged to fuel inventory was $1.7 million in 1996 and 1995 and $1.2 million in 1994. The Company's annual lease payments for 1997 through 2001 will be approximately $1.7 million and after 2001, lease payments total approximately $20.7 million. The Company has the option after three years from the date of the original contract on the second lease agreement to purchase the railcars at the greater of the termination value or the fair market value. Additionally, at the end of each lease term, the Company has the option to renew the lease.

6.  JOINT OWNERSHIP AGREEMENTS

The Company and Mississippi Power jointly own Plant Daniel, a steam-electric generating plant located in Jackson County, Mississippi. In accordance with an operating agreement, Mississippi Power acts as the Company's agent with respect to the construction, operation, and maintenance of the plant.

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

Gulf Power Company 1996 Annual Report

   At December 31, 1996, the Company's percentage ownership and its investment in these jointly owned facilities were as follows:

                                    Plant Scherer        Plant
                                     Unit No. 3          Daniel
                                    (coal-fired)      (coal-fired)
                                   --------------------------------
                                           (in thousands)
Plant In Service                       $185,742(1)       $222,463
Accumulated Depreciation                $54,079          $102,027
Construction Work in Progress              $314               $33

Nameplate Capacity (2)
 (megawatts)                                205               500
Ownership                                    25%               50%
-------------------------------------------------------------------

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

                                     Other
                         Unit        Long-
Year                    Power        Term         Total
----------            -------------------------------------
                                 (in thousands)
1996                   $25,400       $    -      $25,400
1995                    25,870            -       25,870
1994                    29,653        1,273       30,926
-----------------------------------------------------------

   Unit power from specific generating plants of Southern Company is currently being sold to Florida Power Corporation (FPC), Florida Power & Light Company (FP&L), Jacksonville Electric Authority (JEA), and the city of Tallahassee, Florida. Under these agreements, 211 megawatts of net dependable capacity were sold by the Company during 1996, and sales will remain at that level until the expiration of the contracts in 2010, unless reduced by FPC, FP&L and JEA after 1999.

   Capacity and energy sales to FP&L, the Company's largest single customer, provided revenues of $27.2 million in 1996, $25.4 million in 1995, and $29.3 million in 1994, or 4.3 percent, 4.1 percent, and 5.1 percent of operating revenues, respectively.

8.  INCOME TAXES

At December 31, 1996, the tax-related regulatory assets to be recovered from customers were $28.3 million. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. At December 31, 1996, the tax-related regulatory liabilities to be credited to customers were $64.4 million. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

   Details of the federal and state income tax provisions are as follows:

                                     1996        1995        1994
                                ----------------------------------
                                          (in thousands)
Total provision for
 income taxes:
Federal--
   Currently payable              $31,022     $29,018     $34,941
   Deferred--current year          26,072      23,172      18,556
            --reversal of
                prior years       (24,780)    (23,116)    (24,787)
------------------------------------------------------------------
                                   32,314      29,074      28,710
------------------------------------------------------------------
State--
   Currently payable                4,394       4,778       5,907
   Deferred--current year           3,904       3,313       2,549
            --reversal of
                prior years        (3,039)     (2,979)     (3,304)
------------------------------------------------------------------
                                    5,259       5,112       5,152
------------------------------------------------------------------
Total                              37,573      34,186      33,862
Less income taxes charged
   (credited) to other income        (248)        121         (95)
------------------------------------------------------------------
Total income taxes charged
   to operations                  $37,821     $34,065     $33,957
==================================================================

Gulf Power Company 1996 Annual Report

   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                  1996        1995
                                            -----------------------
                                                (in thousands)
Deferred tax liabilities:
   Accelerated depreciation                   $151,664    $146,926
   Property basis differences                   21,028      19,976
   Coal contract buyouts                         3,700       3,838
   Property insurance                            1,248       3,039
   Other                                        12,674      10,573
-------------------------------------------------------------------
Total                                          190,314     184,352
-------------------------------------------------------------------
Deferred tax assets:
   Federal effect of state deferred taxes        9,773      10,212
   Postretirement benefits                       5,767       5,494
   Other                                         7,814       6,313
-------------------------------------------------------------------
Total                                           23,354      22,019
-------------------------------------------------------------------
Net deferred tax liabilities                   166,960     162,333
Less current portion, net                        3,103         (12)
-------------------------------------------------------------------
Accumulated deferred income
   taxes in the Balance Sheets                $163,857    $162,345
===================================================================

   Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $2.3 million in 1996, 1995 and 1994. At December 31, 1996, all investment tax credits available to reduce federal income taxes payable had been utilized.

   A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                     1996      1995      1994
                                  ------------------- ---------
Federal statutory rate                 35%       35%       35%
State income tax,
   net of federal deduction             4         4         4
Non-deductible book
   depreciation                         1         1         1
Difference in prior years'
   deferred and current tax rate       (1)       (3)       (2)
Other                                  (2)       (2)       (2)
---------------------------------------------------------------
Effective income tax rate              37%       35%       36%
===============================================================

   The Company and the other subsidiaries of Southern Company file a consolidated federal tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

9.  POLLUTION CONTROL OBLIGATIONS AND OTHER LONG-TERM DEBT

Details of pollution control obligations and other long-term debt at December 31 are as follows:

                                             1996         1995
                                     --------------------------
                                              (in thousands)
Obligations incurred in
   connection with the sale by
   public authorities of
   tax-exempt pollution control
   revenue bonds:
   Collateralized
     5.25% due 2006                       $12,075      $     -
     6% due 2006                                -       12,075
     8.25% due 2017                        32,000       32,000
     7.125% due 2021                            -       21,200
     6.75% due 2022                         8,930        8,930
     5.70% due 2023                         7,875        7,875
     5.80% due 2023                        32,550       32,550
     6.20% due 2023                        13,000       13,000
     6.30% due 2024                        22,000       22,000
     Variable Rate due 2024
       Remarketable daily                  20,000       20,000
     5.50% due 2026                        21,200            -
---------------------------------------------------------------
                                         $169,630     $169,630
---------------------------------------------------------------
Other long-term debt:
   4.69% due 1996                               -       25,000
   5.2125% due 1996-1998                   16,823            -
   6.44% due 1994-1998                      7,476       12,074
   Variable Rate due 1999                  13,500            -
   Variable Rate due 1999                  13,500            -
---------------------------------------------------------------
                                           51,299       37,074
---------------------------------------------------------------
Total                                    $220,929     $206,704
===============================================================

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

Gulf Power Company 1996 Annual Report

   The estimated annual maturities of other long-term debt are as follows:
$16 million in 1997, $8.3 million in 1998, and $27 million in 1999.

10.  CAPITALIZATION DUE WITHIN ONE YEAR

A summary of the improvement fund requirement and scheduled maturities and redemptions of long-term debt and preferred stock due within one year at December 31 is as follows:

                                              1996        1995
                                         ----------------------
                                              (in thousands)
Bond improvement fund requirement          $ 1,550     $ 1,750
Less:  Portion to be satisfied by
       certifying property additions         1,550           -
---------------------------------------------------------------
Cash sinking fund requirement                    -       1,750
Maturities of first mortgage bonds          25,000           -
Current portion of other long-term
   debt (Note 9)                            15,972      29,598
Pollution control bond maturity                  -         200
Redemption of preferred stock               24,500           -
---------------------------------------------------------------
Total                                      $65,472     $31,548
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


11.  COMMON STOCK DIVIDEND RESTRICTIONS

The Company's first mortgage bond indenture contains various common stock dividend restrictions which remain in effect as long as the bonds are outstanding. At December 31, 1996, retained earnings of $127 million were restricted against the payment of cash dividends on common stock under the terms of the mortgage indenture.

   The Company's charter limits cash dividends on common stock to 50 percent of net income available for such stock during a prior period of 12 months if the capitalization ratio is below 20 percent and to 75 percent of such net income if such ratio is 20 percent or more but less than 25 percent. The capitalization ratio is defined as the ratio of common stock equity to total capitalization, including retained earnings, adjusted to reflect the payment of the proposed dividend. At December 31, 1996, the ratio was 47.6 percent.

12.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1996 and 1995 are as follows:

                                                       Net Income
                                                  After Dividends
                       Operating      Operating      on Preferred
Quarter Ended           Revenues         Income             Stock
------------------------------------------------------------------
                                    (in thousands)
March 31, 1996          $154,921        $20,201           $11,258
June 30, 1996            153,821         21,565            12,581
Sept. 30, 1996           179,619         32,568            23,721
Dec. 31, 1996            146,004         19,458            10,285

March 31, 1995          $140,918        $19,503           $10,880
June 30, 1995            153,057         23,390            14,096
Sept. 30, 1995           184,251         35,187            26,588
Dec. 31, 1995            140,851         13,082             5,590
------------------------------------------------------------------

   The Company's business is influenced by seasonal weather conditions and the timing of rate changes, among other factors.

SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1996 Annual Report


---------------------------------------------------------------------------------------------------------------------
                                                                                    1996          1995          1994
---------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                               $634,365      $619,077      $578,813
Net Income after Dividends
     on Preferred Stock (in thousands)                                           $57,845       $57,154       $55,229
Dividends on Common Stock (in thousands)                                         $58,300       $46,400       $44,000
Return on Average Common Equity (percent)                                          13.27         13.27         13.15
Total Assets (in thousands)                                                   $1,308,366    $1,341,859    $1,315,542
Gross Property Additions (in thousands)                                          $61,386       $63,113       $78,869
---------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                             $435,758      $436,242      $425,472
Preferred stock                                                                   65,102        89,602        89,602
Preferred stock subject to mandatory redemption                                        -             -             -
Long-term debt                                                                   331,880       323,376       356,393
---------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                   $832,740      $849,220      $871,467
---------------------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                                 52.3          51.4          48.8
Preferred stock                                                                      7.8          10.5          10.3
Long-term debt                                                                      39.9          38.1          40.9
---------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                      100.0         100.0         100.0
=====================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                            55,000             -             -
Retired                                                                           50,930         1,750        48,856
Preferred Stock (in thousands):
Issued                                                                                 -             -             -
Retired                                                                                -         1,000         1,000
---------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                          A1            A1            A2
     Standard and Poor's                                                              A+            A+             A
     Duff & Phelps                                                                   AA-            A+            A+
Preferred Stock -
     Moody's                                                                          a2            a2            a2
     Standard and Poor's                                                               A             A            A-
     Duff & Phelps                                                                    A+             A             A
---------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                      291,196       283,421       280,859
Commercial                                                                        43,196        41,281        40,398
Industrial                                                                           278           278           283
Other                                                                                162           134           106
---------------------------------------------------------------------------------------------------------------------
Total                                                                            334,832       325,114       321,646
=====================================================================================================================
Employees (year-end)                                                               1,384         1,501         1,540

Gulf Power Company 1996 Annual Report


--------------------------------------------------------------------------------------------------------------------------
                                                                           1993          1992          1991          1990
--------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                      $583,142      $570,902      $565,207      $567,825
Net Income after Dividends
     on Preferred Stock (in thousands)                                  $54,311       $54,090       $57,796       $38,714
Dividends on Common Stock (in thousands)                                $41,800       $39,900       $38,000       $37,000
Return on Average Common Equity (percent)                                 13.29         13.62         15.17         10.51
Total Assets (in thousands)                                          $1,307,809    $1,062,699    $1,095,736    $1,084,579
Gross Property Additions (in thousands)                                 $78,562       $64,671       $64,323       $62,462
--------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                    $414,196      $403,190      $390,981      $371,185
Preferred stock                                                          89,602        74,662        55,162        55,162
Preferred stock subject to mandatory redemption                           1,000         2,000         7,500         9,250
Long-term debt                                                          369,259       382,047       434,648       475,284
--------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                          $874,057      $861,899      $888,291      $910,881
--------------------------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                        47.4          46.8          44.0          40.8
Preferred stock                                                            10.4           8.9           7.1           7.1
Long-term debt                                                             42.2          44.3          48.9          52.1
--------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                             100.0         100.0         100.0         100.0
==========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                   75,000        25,000        50,000             -
Retired                                                                  88,809       117,693        32,807         6,455
Preferred Stock (in thousands):
Issued                                                                   35,000        29,500             -             -
Retired                                                                  21,060        15,500         2,500         1,750
--------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                 A2            A2            A2            A2
     Standard and Poor's                                                      A             A             A             A
     Duff & Phelps                                                           A+             A             A             A
Preferred Stock -
     Moody's                                                                 a2            a2            a2            a2
     Standard and Poor's                                                     A-            A-            A-            A-
     Duff & Phelps                                                            A            A-            A-            A-
--------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                             274,194       267,591       261,210       256,111
Commercial                                                               39,253        37,105        34,685        34,019
Industrial                                                                  274           270           264           252
Other                                                                        86            74            72            67
--------------------------------------------------------------------------------------------------------------------------
Total                                                                   313,807       305,040       296,231       290,449
==========================================================================================================================
Employees (year-end)                                                      1,565         1,613         1,598         1,615


                                      II-169A

Gulf Power Company 1996 Annual Report


-------------------------------------------------------------------------------------------------------------------------
                                                                          1989          1988          1987          1986
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                     $527,821      $550,827      $587,860      $542,919
Net Income after Dividends
     on Preferred Stock (in thousands)                                 $37,361       $45,698       $42,217       $46,421
Dividends on Common Stock (in thousands)                               $37,200       $35,400       $34,200       $33,100
Return on Average Common Equity (percent)                                10.32         13.41         13.23         15.06
Total Assets (in thousands)                                         $1,093,430    $1,097,225    $1,051,182    $1,028,864
Gross Property Additions (in thousands)                                $70,726       $67,042       $97,511       $90,160
-------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                   $365,471      $358,310      $323,012      $314,995
Preferred stock                                                         55,162        55,162        55,162        55,162
Preferred stock subject to mandatory redemption                         11,000        12,750        14,000        16,500
Long-term debt                                                         484,608       497,069       474,640       482,869
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                         $916,241      $923,291      $866,814      $869,526
-------------------------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                       39.9          38.8          37.2          36.2
Preferred stock                                                            7.2           7.4           8.0           8.3
Long-term debt                                                            52.9          53.8          54.8          55.5
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                            100.0         100.0         100.0         100.0
=========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                       -        35,000             -        50,000
Retired                                                                  9,344         9,369             -        46,640
Preferred Stock (in thousands):
Issued                                                                       -             -             -             -
Retired                                                                  1,250         1,750         2,500           750
-------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                A1            A1            A1            A1
     Standard and Poor's                                                     A             A             A            A+
     Duff & Phelps                                                         AA-             4             4             4
Preferred Stock -
     Moody's                                                                a1            a1            a1            a1
     Standard and Poor's                                                    A-            A-            A-             A
     Duff & Phelps                                                          A+             5             5             5
-------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                            251,341       246,450       241,138       235,329
Commercial                                                              33,678        33,030        32,139        31,142
Industrial                                                                 240           206           206           197
Other                                                                       67            61            61            62
-------------------------------------------------------------------------------------------------------------------------
Total                                                                  285,326       279,747       273,544       266,730
=========================================================================================================================
Employees (year-end)                                                     1,614         1,601         1,603         1,544



                                      II-169B

Gulf Power Company 1996 Annual Report


----------------------------------------------------------------------------------------------------------------------------
                                                                                           1996          1995          1994
----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                            $285,498      $276,155      $252,598
Commercial                                                                              164,181       159,260       146,394
Industrial                                                                               78,994        81,606        82,169
Other                                                                                     2,056         1,993         1,955
----------------------------------------------------------------------------------------------------------------------------
Total retail                                                                            530,729       519,014       483,116
Sales for resale - non-affiliates                                                        63,201        60,413        66,111
Sales for resale - affiliates                                                            17,762        18,619        17,353
----------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                                611,692       598,046       566,580
Other revenues                                                                           22,673        21,031        12,233
----------------------------------------------------------------------------------------------------------------------------
Total                                                                                  $634,365      $619,077      $578,813
============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                           4,159,924     4,014,142     3,751,932
Commercial                                                                            2,808,634     2,708,243     2,548,846
Industrial                                                                            1,808,086     1,794,754     1,847,114
Other                                                                                    17,815        17,345        17,354
----------------------------------------------------------------------------------------------------------------------------
Total retail                                                                          8,794,459     8,534,484     8,165,246
Sales for resale - non-affiliates                                                     1,534,097     1,396,474     1,418,977
Sales for resale - affiliates                                                           709,647       759,341       874,050
----------------------------------------------------------------------------------------------------------------------------
Total                                                                                11,038,203    10,690,299    10,458,273
============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                                6.86          6.88          6.73
Commercial                                                                                 5.85          5.88          5.74
Industrial                                                                                 4.37          4.55          4.45
Total retail                                                                               6.03          6.08          5.92
Sales for resale                                                                           3.61          3.67          3.64
Total sales                                                                                5.54          5.59          5.42
Average Annual Kilowatt-Hour Use Per Residential Customer                                14,457        14,148        13,486
Average Annual Revenue Per Residential Customer                                         $992.17       $973.35       $907.92
Plant Nameplate Capacity Ratings (year-end) (megawatts)                                   2,174         2,174         2,174
Maximum Peak-Hour Demand - Net of SEPA (megawatts):
Winter                                                                                    2,136         1,732         1,801
Summer                                                                                    1,961         2,040         1,795
Annual Load Factor (percent)                                                               51.4          53.0          56.7
Plant Availability - Fossil-Steam (percent)                                                91.8          84.0          92.2
----------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                       87.8          86.8          87.2
Oil and gas                                                                                 0.5           0.4           0.2
Purchased power -
     From non-affiliates                                                                    2.7           4.0           2.8
     From affiliates                                                                        9.0           8.8           9.8
----------------------------------------------------------------------------------------------------------------------------
Total                                                                                     100.0         100.0         100.0
============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                      10,484        10,609        10,614
Cost of fuel per million BTU (cents)                                                     192.22        196.62        189.55
Average cost of fuel per net kilowatt-hour generated (cents)                               2.02          2.09          2.01
============================================================================================================================

Gulf Power Company 1996 Annual Report


----------------------------------------------------------------------------------------------------------------------------
                                                                             1993          1992          1991          1990
----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                              $244,967      $235,296      $231,220      $217,843
Commercial                                                                137,308       133,071       130,691       124,066
Industrial                                                                 87,526        91,320        92,300        91,041
Other                                                                       1,882         1,784         1,860         1,805
----------------------------------------------------------------------------------------------------------------------------
Total retail                                                              471,683       461,471       456,071       434,755
Sales for resale - non-affiliates                                          72,209        70,078        69,636        73,855
Sales for resale - affiliates                                              23,166        24,075        29,343        38,563
----------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                  567,058       555,624       555,050       547,173
Other revenues                                                             16,084        15,278        10,157        20,652
----------------------------------------------------------------------------------------------------------------------------
Total                                                                    $583,142      $570,902      $565,207      $567,825
============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                             3,712,980     3,596,515     3,455,100     3,360,838
Commercial                                                              2,433,382     2,369,236     2,272,690     2,217,568
Industrial                                                              2,029,936     2,179,435     2,117,408     2,177,872
Other                                                                      16,944        16,649        17,118        18,866
----------------------------------------------------------------------------------------------------------------------------
Total retail                                                            8,193,242     8,161,835     7,862,316     7,775,144
Sales for resale - non-affiliates                                       1,460,105     1,430,908     1,550,018     1,775,703
Sales for resale - affiliates                                           1,029,787     1,208,771     1,236,223     1,435,558
----------------------------------------------------------------------------------------------------------------------------
Total                                                                  10,683,134    10,801,514    10,648,557    10,986,405
============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                  6.60          6.54          6.69          6.48
Commercial                                                                   5.64          5.62          5.75          5.59
Industrial                                                                   4.31          4.19          4.36          4.18
Total retail                                                                 5.76          5.65          5.80          5.59
Sales for resale                                                             3.83          3.57          3.55          3.50
Total sales                                                                  5.31          5.14          5.21          4.98
Average Annual Kilowatt-Hour Use Per Residential Customer                  13,671        13,553        13,320        13,173
Average Annual Revenue Per Residential Customer                           $901.96       $886.66       $891.38       $853.86
Plant Nameplate Capacity Ratings (year-end) (megawatts)                     2,174         2,174         2,174         2,174
Maximum Peak-Hour Demand - Net of SEPA (megawatts):
Winter                                                                      1,571         1,533         1,418         1,310
Summer                                                                      1,898         1,828         1,740         1,778
Annual Load Factor (percent)                                                 54.5          55.0          57.0          55.2
Plant Availability - Fossil-Steam (percent)                                  88.9          91.2          92.2          89.2
----------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                         84.5          87.7          82.0          69.8
Oil and gas                                                                   0.5           0.1           0.1           0.5
Purchased power -
     From non-affiliates                                                      1.5           0.8           0.5           0.6
     From affiliates                                                         13.5          11.4          17.4          29.1
----------------------------------------------------------------------------------------------------------------------------
Total                                                                       100.0         100.0         100.0         100.0
============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                        10,390        10,347        10,636        10,765
Cost of fuel per million BTU (cents)                                       197.37        200.30        203.60        206.06
Average cost of fuel per net kilowatt-hour generated (cents)                 2.05          2.07          2.17          2.22
============================================================================================================================


                                      II-171A

Gulf Power Company 1996 Annual Report


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    1989          1988          1987          1986
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                     $203,781      $184,036      $199,701      $200,725
Commercial                                                                       118,897       107,615       116,057       116,253
Industrial                                                                        84,671        72,634        80,295        79,873
Other                                                                              1,586         1,402         1,357         1,343
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                     408,935       365,687       397,410       398,194
Sales for resale - non-affiliates                                                 67,554       117,466       134,456       106,892
Sales for resale - affiliates                                                     39,244        48,277        55,955        27,113
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                         515,733       531,430       587,821       532,199
Other revenues                                                                    12,088        19,397            39        10,720
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                           $527,821      $550,827      $587,860      $542,919
===================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                    3,293,750     3,154,541     3,055,041     2,963,502
Commercial                                                                     2,169,497     2,088,598     1,986,332     1,913,139
Industrial                                                                     2,094,670     1,968,091     1,839,931     1,745,074
Other                                                                             17,209        16,257        15,241        14,903
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                   7,575,126     7,227,487     6,896,545     6,636,618
Sales for resale - non-affiliates                                              1,640,355     1,911,759     2,138,390     1,609,146
Sales for resale - affiliates                                                  1,461,036     2,326,238     2,689,487     1,078,500
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                         10,676,517    11,465,484    11,724,422     9,324,264
===================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                         6.19          5.83          6.54          6.77
Commercial                                                                          5.48          5.15          5.84          6.08
Industrial                                                                          4.04          3.69          4.36          4.58
Total retail                                                                        5.40          5.06          5.76          6.00
Sales for resale                                                                    3.44          3.91          3.94          4.99
Total sales                                                                         4.83          4.64          5.01          5.71
Average Annual Kilowatt-Hour Use Per Residential Customer                         13,173        12,883        12,763        12,729
Average Annual Revenue Per Residential Customer                                  $815.00       $751.60       $834.31       $862.16
Plant Nameplate Capacity Ratings (year-end) (megawatts)                            2,174         2,174         2,174         1,969
Maximum Peak-Hour Demand - Net of SEPA (megawatts):
Winter                                                                             1,814         1,395         1,354         1,406
Summer                                                                             1,691         1,613         1,617         1,678
Annual Load Factor (percent)                                                        52.6          56.5          54.4          50.5
Plant Availability - Fossil-Steam (percent)                                         89.1          88.2          92.8          90.5
-----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                78.3          93.2          93.5          85.8
Oil and gas                                                                          0.2           0.4           0.4           0.5
Purchased power -
     From non-affiliates                                                             0.4           0.4           0.4           1.9
     From affiliates                                                                21.1           6.0           5.7          11.8
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                              100.0         100.0         100.0         100.0
===================================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                               10,621        10,461        10,512        10,639
Cost of fuel per million BTU (cents)                                              193.70        178.00        197.53        239.26
Average cost of fuel per net kilowatt-hour generated (cents)                        2.06          1.86          2.08          2.55
===================================================================================================================================

                                      II-171B

STATEMENTS OF INCOME
Gulf Power Company

------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                  1996              1995             1994
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                       $616,603          $600,458         $561,460
   Revenues from affiliates                                                         17,762            18,619           17,353
------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           634,365           619,077          578,813
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                          184,500           185,274          161,168
     Purchased power from non-affiliates                                             8,300             8,594            6,761
     Purchased power from affiliates                                                35,076            29,966           25,819
     Proceeds from settlement of disputed contracts                                      -                 -                -
     Other                                                                         115,154           113,397          113,879
   Maintenance                                                                      51,050            51,917           46,700
   Depreciation and amortization                                                    56,645            55,104           56,615
   Taxes other than income taxes                                                    52,027            49,598           41,701
   Federal and state income taxes                                                   37,821            34,065           33,957
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           540,573           527,915          486,600
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    93,792            91,162           92,213
Other Income (Expense):
   Allowance for equity funds used during construction                                  17                36              450
   Interest income                                                                   1,921             2,877            1,429
   Other, net                                                                       (1,695)           (1,261)            (780)
   Gain on sale of investment securities                                                 -                 -                -
   Income taxes applicable to other income                                             248              (121)              95
------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      94,283            92,693           93,407
------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                       24,691            23,294           27,124
   Allowance for debt funds used during construction                                   (58)             (187)            (656)
   Interest on notes payable                                                         2,071             2,931            1,509
   Amortization of debt discount, premium, and expense, net                          2,087             2,014            1,834
   Other interest charges                                                            1,882             1,674            2,442
------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                30,673            29,726           32,253
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          63,610            62,967           61,154
Dividends on Preferred Stock                                                         5,765             5,813            5,925
------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                     $ 57,845          $ 57,154         $ 55,229
==============================================================================================================================

STATEMENTS OF INCOME
Gulf Power Company

----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                 1993          1992          1991          1990
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                    $559,976      $546,827      $535,864      $529,262
   Revenues from affiliates                                                      23,166        24,075        29,343        38,563
----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                        583,142       570,902       565,207       567,825
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                       170,485       182,754       176,038       156,712
     Purchased power from non-affiliates                                          4,386         1,394           896         1,427
     Purchased power from affiliates                                             32,273        26,788        32,579        67,729
     Proceeds from settlement of disputed contracts                                   -          (920)      (20,385)            -
     Other                                                                      109,164        98,230        94,411        90,045
   Maintenance                                                                   46,004        41,947        45,468        45,491
   Depreciation and amortization                                                 55,309        53,758        52,195        50,899
   Taxes other than income taxes                                                 40,204        37,898        42,359        39,110
   Federal and state income taxes                                                32,730        32,078        33,893        24,780
----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                        490,555       473,927       457,454       476,193
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                 92,587        96,975       107,753        91,632
Other Income (Expense):
   Allowance for equity funds used during construction                              512            14            54             -
   Interest income                                                                1,328         2,733         2,427         4,508
   Other, net                                                                    (1,238)       (1,487)       (3,484)       (6,360)
   Gain on sale of investment securities                                          3,820             -             -             -
   Income taxes applicable to other income                                         (921)          187         1,104         1,303
----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                   96,088        98,422       107,854        91,083
----------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                    31,344        35,792        41,665        43,215
   Allowance for debt funds used during construction                               (454)          (46)          (95)            1
   Interest on notes payable                                                        870         1,041           280           693
   Amortization of debt discount, premium, and expense, net                       1,412         1,032           699           603
   Other interest charges                                                         2,877         1,410         2,272         2,422
----------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                             36,049        39,229        44,821        46,934
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       60,039        59,193        63,033        44,149
Dividends on Preferred Stock                                                      5,728         5,103         5,237         5,435
----------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                  $ 54,311      $ 54,090      $ 57,796      $ 38,714
==================================================================================================================================


                                     II-173A

STATEMENTS OF INCOME
Gulf Power Company

----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                               1989          1988          1987          1986
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                    $488,577      $502,550      $531,905      $515,806
   Revenues from affiliates                                                      39,244        48,277        55,955        27,113
----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                        527,821       550,827       587,860       542,919
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                       158,858       191,687       227,233       215,262
     Purchased power from non-affiliates                                          1,251         1,468         1,792         4,533
     Purchased power from affiliates                                             48,972        27,267        28,326        37,172
     Proceeds from settlement of disputed contracts                                   -             -             -             -
     Other                                                                       82,231        93,028       100,032        70,117
   Maintenance                                                                   44,295        41,919        38,748        35,251
   Depreciation and amortization                                                 48,760        47,530        44,619        39,386
   Taxes other than income taxes                                                 30,718        27,087        26,246        24,854
   Federal and state income taxes                                                23,621        26,239        31,703        39,948
----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                        438,706       456,225       498,699       466,523
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                 89,115        94,602        89,161        76,396
Other Income (Expense):
   Allowance for equity funds used during construction                             (446)          457         1,013         7,809
   Interest income                                                                3,271         2,858         4,507         2,445
   Other, net                                                                    (3,800)       (3,491)       (1,207)       (1,077)
   Gain on sale of investment securities                                              -             -             -             -
   Income taxes applicable to other income                                          779         1,001          (642)         (648)
----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                   88,919        95,427        92,832        84,925
----------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                    43,265        42,538        43,689        39,479
   Allowance for debt funds used during construction                                242          (808)       (1,004)       (8,651)
   Interest on notes payable                                                        180           182             -           106
   Amortization of debt discount, premium, and expense, net                         613           600           555           488
   Other interest charges                                                         1,636         1,456         1,350           869
----------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                             45,936        43,968        44,590        32,291
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       42,983        51,459        48,242        52,634
Dividends on Preferred Stock                                                      5,622         5,761         6,025         6,213
----------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                  $ 37,361      $ 45,698      $ 42,217     $  46,421
==================================================================================================================================

                                    II-173B

STATEMENTS OF CASH FLOWS
Gulf Power Company

----------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                               1996               1995               1994
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                   $ 63,610           $ 62,967           $ 61,154
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                             71,825             75,293             86,098
     Deferred income taxes, net                                                 2,157                390             (6,986)
     Deferred investment tax credits, net                                           -                  -                  -
     Allowance for equity funds used during construction                          (17)               (36)              (450)
     Non-cash proceeds from settlement of disputed contracts                        -                  -                  -
     Other, net                                                                17,292            (26,537)             4,898
     Changes in certain current assets and liabilities --
       Receivables, net                                                           736            (12,210)             3,540
       Inventories                                                             12,957               (618)           (13,901)
       Payables                                                                (7,078)            18,258            (10,159)
       Other                                                                     (597)           (17,556)               610
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                   160,885             99,951            124,804
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                      (61,386)           (63,113)           (78,869)
Other                                                                          (2,786)             4,401             (3,493)
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (64,172)           (58,712)           (82,362)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                  -                  -                  -
   First mortgage bonds                                                        55,000                  -                  -
   Pollution control bonds                                                     33,275                  -             42,000
   Capital contributions from parent company                                        -                 58                 98
   Other long-term debt                                                        49,148                  -             32,108
Retirements:
   Preferred stock                                                                  -             (1,000)            (1,000)
   First mortgage bonds                                                       (50,930)            (1,750)           (48,856)
   Pollution control bonds                                                    (33,275)              (125)           (42,100)
   Other long-term debt                                                       (34,923)           (13,314)           (24,240)
Notes payable, net                                                            (55,500)            27,000             47,447
Payment of preferred stock dividends                                           (5,749)            (5,813)            (5,925)
Payment of common stock dividends                                             (48,300)           (46,400)           (44,000)
Miscellaneous                                                                  (5,332)              (117)            (2,648)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                        (96,586)           (41,461)           (47,116)
----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                              127               (222)            (4,674)
Cash and Cash Equivalents at Beginning of Year                                    680                902              5,576
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                     $    807            $   680           $    902
============================================================================================================================
( ) Denotes use of cash.


STATEMENTS OF CASH FLOWS
Gulf Power Company

---------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                            1993             1992           1991            1990
---------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                               $ 60,039         $ 59,193      $ 63,033        $ 44,149
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                         72,111          68,021         65,584          63,650
     Deferred income taxes, net                                             5,347           3,322         (3,392)          1,837
     Deferred investment tax credits, net                                       -               -              -               -
     Allowance for equity funds used during construction                     (512)            (14)           (54)              -
     Non-cash proceeds from settlement of disputed contracts                    -            (920)       (19,734)              -
     Other, net                                                              (864)            185          3,079           1,544
     Changes in certain current assets and liabilities --
       Receivables, net                                                    12,867         (11,041)        12,421          (2,468)
       Inventories                                                          5,574          23,560         (2,397)        (11,807)
       Payables                                                             5,386           1,580         (2,003)         (3,440)
       Other                                                               (9,504)        (13,637)         8,012           5,781
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                               150,444         130,249        124,549          99,246
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                  (78,562)        (64,671)       (64,323)        (62,462)
Other                                                                      (5,328)          3,970         (8,097)         (1,597)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                    (83,890)        (60,701)       (72,420)        (64,059)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                         35,000          29,500              -               -
   First mortgage bonds                                                    75,000          25,000         50,000               -
   Pollution control bonds                                                 53,425           8,930         21,200               -
   Capital contributions from parent company                                   11             121              -           4,000
   Other long-term debt                                                    25,000               -              -               -
Retirements:
   Preferred stock                                                        (21,060)        (15,500)        (2,500)         (1,750)
   First mortgage bonds                                                   (88,809)       (117,693)       (32,807)         (6,455)
   Pollution control bonds                                                (40,650)         (9,205)       (21,250)            (50)
   Other long-term debt                                                    (7,736)         (5,783)        (7,981)         (6,083)
Notes payable, net                                                        (37,947)         44,000              -               -
Payment of preferred stock dividends                                       (5,728)         (5,103)        (5,237)         (5,435)
Payment of common stock dividends                                         (41,800)        (39,900)       (38,000)        (37,000)
Miscellaneous                                                              (6,888)         (8,760)        (3,715)              5
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                    (62,182)        (94,393)       (40,290)        (52,768)
---------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                        4,372         (24,845)        11,839         (17,581)
Cash and Cash Equivalents at Beginning of Year                              1,204          26,049         14,210          31,791
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                 $  5,576         $ 1,204      $  26,049        $ 14,210
=================================================================================================================================
( ) Denotes use of cash.

                                    II-175A

STATEMENTS OF CASH FLOWS
Gulf Power Company

-------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                        1989            1988            1987           1986
-------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                             $ 42,983        $ 51,459        $ 48,242       $ 52,634
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                       59,955          56,260          51,672         41,619
     Deferred income taxes, net                                           5,319          10,138           2,377         45,213
     Deferred investment tax credits, net                                     -               -             868          1,634
     Allowance for equity funds used during construction                    446            (457)         (1,013)        (7,809)
     Non-cash proceeds from settlement of disputed contracts                  -               -               -              -
     Other, net                                                           3,827          11,449          12,913          5,860
     Changes in certain current assets and liabilities --
       Receivables, net                                                     492           8,984          (8,849)        (6,012)
       Inventories                                                       16,306         (16,160)         23,691         (1,342)
       Payables                                                           6,142          (5,340)         10,173            449
       Other                                                              4,466         (18,432)          6,208           (113)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                             139,936          97,901         146,282        132,133
-------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                (70,726)        (67,042)        (97,511)       (90,160)
Other                                                                       419         (62,782)           (692)       (55,652)
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                  (70,307)       (129,824)        (98,203)      (145,812)
-------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                            -               -               -              -
   First mortgage bonds                                                       -          35,000               -         50,000
   Pollution control bonds                                                    -           3,677          35,996          9,900
   Capital contributions from parent company                              7,000          25,000               -              -
   Other long-term debt                                                       -               -               -         60,663
Retirements:
   Preferred stock                                                       (1,250)         (1,750)         (2,500)          (750)
   First mortgage bonds                                                  (9,344)         (9,369)              -        (46,640)
   Pollution control bonds                                                  (50)            (50)        (32,050)           (50)
   Other long-term debt                                                  (5,611)         (5,175)         (4,774)             -
Notes payable, net                                                            -               -               -              -
Payment of preferred stock dividends                                     (5,622)         (5,761)         (6,025)        (6,213)
Payment of common stock dividends                                       (37,200)        (35,400)        (34,200)       (33,100)
Miscellaneous                                                                (3)           (233)         (1,632)        (6,064)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  (52,080)          5,939         (45,185)        27,746
-------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                     17,549         (25,984)          2,894         14,067
Cash and Cash Equivalents at Beginning of Year                           14,242          40,226          37,332         23,265
-------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                               $ 31,791        $ 14,242        $ 40,226       $ 37,332
===============================================================================================================================
( ) Denotes use of cash.

                                    II-175B

BALANCE SHEETS
Gulf Power Company

----------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                1996               1995               1994
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                        $  921,295         $  905,784         $  896,236
  Transmission                                                                161,634            156,786            155,967
  Distribution                                                                530,467            512,184            487,986
  General                                                                     121,114            121,060            116,178
  Construction work in progress                                                23,465             26,301             24,288
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                     1,757,975          1,722,115          1,680,655
Accumulated provision for depreciation                                        694,245            658,806            622,911
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,063,730          1,063,309          1,057,744
Less property-related accumulated deferred income taxes                             -                  -                  -
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,063,730          1,063,309          1,057,744
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                         -                  -                  -
  Miscellaneous                                                                   652                740              7,997
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                         652                740              7,997
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                       807                680                902
  Investment securities                                                             -                  -                  -
  Receivables, net                                                             71,857             72,593             60,384
  Fossil fuel stock, at average cost                                           28,352             37,875             35,686
  Materials and supplies, at average cost                                      30,252             33,686             35,257
  Current portion of deferred coal contract costs                              16,389             12,767              2,521
  Regulatory clauses under recovery                                             4,144              3,432              5,002
  Prepayments                                                                   9,186             12,232              4,354
  Vacation pay deferred                                                         4,055              4,419              4,172
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     165,042            177,684            148,278
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                     28,313             29,093             30,433
  Debt expense, being amortized                                                 2,922              3,444              3,625
  Premium on reacquired debt, being amortized                                  20,386             17,015             18,494
  Deferred coal contract costs                                                 13,126             33,768             38,169
  Miscellaneous                                                                14,195             16,806             10,802
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                      78,942            100,126            101,523
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                               $1,308,366         $1,341,859         $1,315,542
============================================================================================================================

BALANCE SHEETS
Gulf Power Company

-----------------------------------------------------------------------------------------------------------------------------
At December 31,                                                      1993            1992           1991            1990
-----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                $  863,223      $  841,489    $   837,712     $   817,490
  Transmission                                                        154,304         148,824        143,275         136,813
  Distribution                                                        464,182         443,352        419,228         400,016
  General                                                             129,995         127,826        125,330         123,059
  Construction work in progress                                        34,591          29,564         13,684          16,868
-----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                             1,646,295       1,591,055      1,539,229       1,494,246
Accumulated provision for depreciation                                610,542         578,851        535,408         501,739
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                           1,035,753       1,012,204      1,003,821         992,507
Less property-related accumulated deferred income taxes                     -         200,904        197,138         192,749
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                           1,035,753         811,300        806,683         799,758
-----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                 -               -         19,938               -
  Miscellaneous                                                        13,242           7,074          6,410           5,439
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                              13,242           7,074         26,348           5,439
-----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                             5,576           1,204         26,049          14,210
  Investment securities                                                     -          22,322              -               -
  Receivables, net                                                     63,924          60,047         49,006          61,427
  Fossil fuel stock, at average cost                                   20,652          29,492         52,106          50,469
  Materials and supplies, at average cost                              36,390          33,124         34,070          33,310
  Current portion of deferred coal contract costs                      12,535           3,071          4,626           6,212
  Regulatory clauses under recovery                                     3,244           1,680              -           7,008
  Prepayments                                                           2,160           1,395          1,410           2,168
  Vacation pay deferred                                                 4,022           3,779          3,776           3,631
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                             148,503         156,114        171,043         178,435
-----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                             31,334               -              -               -
  Debt expense, being amortized                                         3,693           3,253          3,232           2,954
  Premium on reacquired debt, being amortized                          17,554          15,319          8,855           6,256
  Deferred coal contract costs                                         52,884          63,723         74,502          87,102
  Miscellaneous                                                         4,846           5,916          5,073           4,635
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                             110,311          88,211         91,662         100,947
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                       $1,307,809      $1,062,699     $1,095,736      $1,084,579
=============================================================================================================================

                                    II-177A

BALANCE SHEETS
Gulf Power Company

-----------------------------------------------------------------------------------------------------------------------------
At December 31,                                                         1989            1988           1987            1986
-----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                $  807,546      $  796,052     $  801,600      $  608,340
  Transmission                                                        133,926         113,177        106,352          99,507
  Distribution                                                        375,521         343,421        325,037         295,052
  General                                                             119,779         115,273        102,664          66,092
  Construction work in progress                                        10,166          29,572         10,113         188,966
-----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                             1,446,938       1,397,495      1,345,766       1,257,957
Accumulated provision for depreciation                                464,944         425,520        388,248         350,117
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                             981,994         971,975        957,518         907,840
Less property-related accumulated deferred income taxes               186,084         178,657        166,707         152,589
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                             795,910         793,318        790,811         755,251
-----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                 -               -              -               -
  Miscellaneous                                                         6,933           6,756          2,932           2,619
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                               6,933           6,756          2,932           2,619
-----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                            31,791          14,242         40,226          37,332
  Investment securities                                                     -               -              -               -
  Receivables, net                                                     58,959          59,451         68,435          59,586
  Fossil fuel stock, at average cost                                   37,526          55,286         43,290          69,785
  Materials and supplies, at average cost                              34,446          32,992         28,828          26,024
  Current portion of deferred coal contract costs                       5,534           6,194          2,642               -
  Regulatory clauses under recovery                                     4,503           1,218              -               -
  Prepayments                                                           2,490           3,577            677             788
  Vacation pay deferred                                                 3,425           3,340          3,200           3,000
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                             178,674         176,300        187,298         196,515
-----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                  -               -              -               -
  Debt expense, being amortized                                         3,117           3,281          3,203           2,736
  Premium on reacquired debt, being amortized                           6,574           6,892          7,210               -
  Deferred coal contract costs                                         97,833         106,263         55,889          60,663
  Miscellaneous                                                         4,389           4,415          3,839          11,080
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                             111,913         120,851         70,141          74,479
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                       $1,093,430      $1,097,225     $1,051,182      $1,028,864
=============================================================================================================================


                                    II-177B

BALANCE SHEETS
Gulf Power Company

----------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                 1996               1995               1994
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                             $   38,060        $    38,060         $   38,060
  Paid-in capital                                                             218,438            218,438            218,380
  Premium on preferred stock                                                       81                 81                 81
  Earnings retained in the business                                           179,179            179,663            168,951
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                       435,758            436,242            425,472
  Preferred stock                                                              65,102             89,602             89,602
  Preferred stock subject to mandatory redemption                                   -                  -                  -
  Long-term debt                                                              331,880            323,376            356,393
----------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                             832,740            849,220            871,467
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                       25,000             80,500             53,500
  Preferred stock due within one year                                          24,500                  -              1,000
  Long-term debt due within one year                                           40,972             31,548             13,439
  Accounts payable                                                             32,770             41,643             23,656
  Customer deposits                                                            13,464             13,195             13,609
  Taxes accrued                                                                 8,342              9,547             13,465
  Interest accrued                                                              7,629              5,719              6,106
  Regulatory clauses over recovery                                              5,884              2,800              3,960
  Vacation pay accrued                                                          4,055              4,419              4,172
  Miscellaneous                                                                17,121              7,356              7,828
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     179,737            196,727            140,735
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                           163,857            162,345            151,681
  Deferred credits related to income taxes                                     64,354             67,481             71,964
  Accumulated deferred investment tax credits                                  33,760             36,052             38,391
  Miscellaneous                                                                33,918             30,034             41,304
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     295,889            295,912            303,340
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                       $1,308,366         $1,341,859         $1,315,542
============================================================================================================================

BALANCE SHEETS
Gulf Power Company

-------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                        1993            1992           1991            1990
-------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                       $   38,060      $   38,060     $   38,060      $   38,060
  Paid-in capital                                                       218,282         218,271        218,150         218,150
  Premium on preferred stock                                                 81              88            399             399
  Earnings retained in the business                                     157,773         146,771        134,372         114,576
-------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                 414,196         403,190        390,981         371,185
  Preferred stock                                                        89,602          74,662         55,162          55,162
  Preferred stock subject to mandatory redemption                         1,000           2,000          7,500           9,250
  Long-term debt                                                        369,259         382,047        434,648         475,284
-------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                       874,057         861,899        888,291         910,881
-------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                  6,053          44,000              -               -
  Preferred stock due within one year                                     1,000           1,000          1,000           1,750
  Long-term debt due within one year                                     41,552          13,820         59,111           9,452
  Accounts payable                                                       38,699          33,461         25,315          27,447
  Customer deposits                                                      15,082          15,532         15,513          15,551
  Taxes accrued                                                          13,015          11,419         19,274          19,610
  Interest accrued                                                        5,420           6,370          9,720          10,820
  Regulatory clauses over recovery                                          840               -          1,114               -
  Vacation pay accrued                                                    4,022           3,779          3,776           3,631
  Miscellaneous                                                           8,527           3,950          3,545          12,177
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                               134,210         133,331        138,368         100,438
-------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                     151,743               -          1,775           6,736
  Deferred credits related to income taxes                               76,876               -              -               -
  Accumulated deferred investment tax credits                            40,770          43,117         45,446          47,776
  Miscellaneous                                                          30,153          24,352         21,856          18,748
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                               299,542          67,469         69,077          73,260
-------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                 $1,307,809      $1,062,699     $1,095,736      $1,084,579
===============================================================================================================================


                                    II-179A

BALANCE SHEETS
Gulf Power Company

-------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                         1989            1988           1987            1986
-------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                       $   38,060      $   38,060     $   38,060      $   38,060
  Paid-in capital                                                       214,150         207,150        182,150         182,150
  Premium on preferred stock                                                399             399            399             399
  Earnings retained in the business                                     112,862         112,701        102,403          94,386
-------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                 365,471         358,310        323,012         314,995
  Preferred stock                                                        55,162          55,162         55,162          55,162
  Preferred stock subject to mandatory redemption                        11,000          12,750         14,000          16,500
  Long-term debt                                                        484,608         497,069        474,640         482,869
-------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                       916,241         923,291        866,814         869,526
-------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                      -               -              -               -
  Preferred stock due within one year                                     1,750           1,250          1,750           1,750
  Long-term debt due within one year                                     12,588          15,005         13,225           4,823
  Accounts payable                                                       34,764          29,595         34,500          24,014
  Customer deposits                                                      15,752          15,316         15,565          14,715
  Taxes accrued                                                          12,388          10,683          7,850          10,986
  Interest accrued                                                       10,105          10,247          9,584          11,024
  Regulatory clauses over recovery                                            -               -          9,330               -
  Vacation pay accrued                                                    3,425           3,340          3,200           3,000
  Miscellaneous                                                           7,759           2,748          2,144           3,869
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                                98,531          88,184         97,148          74,181
-------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                      13,381          17,678         22,992          23,550
  Deferred credits related to income taxes                                    -               -              -               -
  Accumulated deferred investment tax credits                            50,109          52,451         54,597          55,843
  Miscellaneous                                                          15,168          15,621          9,631           5,764
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                                78,658          85,750         87,220          85,157
-------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                 $1,093,430      $1,097,225     $1,051,182      $1,028,864
===============================================================================================================================

                                    II-179B


                               GULF POWER COMPANY
                           OUTSTANDING SECURITIES AT DECEMBER 31, 1996

                                      First Mortgage Bonds
                    Amount                  Interest               Amount
  Series            Issued                   Rate                Outstanding             Maturity
--------------------------------------------------------------------------------------------------
                 (Thousands)                                     (Thousands)
   1992              $ 25,000                 5-7/8%                $ 25,000              8/1/97
   1993                15,000                 5.55%                   15,000              4/1/98
   1993                30,000                 5%                      30,000              7/1/98
   1993                30,000                 6-1/8%                  30,000              7/1/03
   1996                30,000                 6-7/8%                  30,000              1/1/26
   1996                25,000                 6-1/2%                  25,000             11/1/06
                     ---------                                      --------
                     $155,000                                       $155,000
                     ========                                       ========

                                     Pollution Control Bonds
                    Amount                  Interest               Amount
  Series            Issued                   Rate                Outstanding             Maturity
--------------------------------------------------------------------------------------------------
                 (Thousands)                                     (Thousands)
   1987              $ 32,000                 8-1/4%                $ 32,000              6/1/17
   1992                 8,930                 6-3/4%                   8,930              3/1/22
   1993                13,000                 6.20%                   13,000              4/1/23
   1993                32,550                 5.80%                   32,550              6/1/23
   1993                 7,875                 5.70%                    7,875             11/1/23
   1994                22,000                 6.30%                   22,000              9/1/24
   1994                20,000               Variable                  20,000              9/1/24
   1996                21,200                 5-1/2%                  21,200              2/1/26
   1996                12,075                 5.25%                   12,075              4/1/06
                       ======                                       ========
                     $169,630                                       $169,630
                     ========                                       ========

                                         Preferred Stock
                    Shares                  Dividend               Amount
  Series         Outstanding                 Rate                Outstanding
--------------------------------------------------------------------------------------------------
                                                                 (Thousands)
  1950                 51,026                 4.64%                 $  5,102
  1960                 50,000                 5.16%                    5,000
  1966                 50,000                 5.44%                    5,000
  1969                 50,000                 7.52%                    5,000
  1972                 50,000                 7.88%                    5,000
  1992                580,000                 7%                      14,500
  1992                600,000                 7.30%                   15,000
  1993                800,000                 6.72%                   20,000
  1993                600,000               Adjustable                15,000
                    =========                                        =======
                    2,831,026                                        $89,602
                    =========                                        =======


                               GULF POWER COMPANY

                         SECURITIES RETIRED DURING 1996

                              First Mortgage Bonds
                                     Principal                       Interest
      Series                          Amount                           Rate
------------------------------------------------------------------------------
                                      (Thousands)
       1978                            $   930                         9%
       1991                             50,000                         8-3/4%
                                       =======
                                       $50,930
                                       =======

                             Pollution Control Bonds
                                     Principal                       Interest
      Series                          Amount                           Rate
------------------------------------------------------------------------------
                                      (Thousands)
       1976                            $12,075                         6%
       1991                             21,200                         7-1/8%
                                       =======
                                       $33,275
                                       =======

                           MISSISSIPPI POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Mississippi Power Company 1996 Annual Report

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


Dwight H. Evans
President and Chief Executive Officer



Michael W. Southern
Vice President, Secretary, Treasurer and
Chief Financial Officer

February 12, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Board of Directors of Mississippi Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Mississippi Power Company (a Mississippi corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1996 and 1995, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages II-192 through 207) referred to above present fairly, in all material respects, the financial position of Mississippi Power Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




Atlanta, Georgia
February 12, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Mississippi Power Company 1996 Annual Report


RESULTS OF OPERATIONS

Earnings

Mississippi Power Company's net income after dividends on preferred stock for 1996 was $52.7 million, an increase of 0.4 percent or $0.2 million over the corresponding amount in 1995. Earnings reflect a modest increase in energy sales, an annual retail rate decrease of $3.0 million under the Environmental Compliance Overview Plan (ECO Plan), effective in April 1996, and an annual retail rate increase of $4.5 million under the Performance Evaluation Plan
(PEP), effective October 1996.

    A comparison of 1995 earnings to 1994 shows an increase of $3.4 million. The increase was due to increased energy sales and an annual retail rate increase of $3.7 million under the ECO Plan, effective in May 1995.

    In April 1994, retail rates increased by $7.6 million annually under the ECO Plan and wholesale rates increased by $3.6 million.

Revenues

The following table summarizes the factors impacting operating revenues for the past three years:

                                     Increase (Decrease)
                                       from Prior Year
                              -----------------------------------
                                  1996        1995         1994
                              -----------------------------------
                                      (in thousands)
    Retail --
       Change in base
        rates (PEP and
        ECO Plan)            $   (402)     $  2,694      $9,314
       Sales growth            11,187         4,045       9,560
       Weather                 (5,585)        4,513       1,752
       Fuel cost
        recovery
        and other              (1,255)        3,806       6,594
    -------------------------------------------------------------
    Total retail                3,945        15,058      27,220
    -------------------------------------------------------------
    Sales for resale --
       Non-affiliates           7,776         3,698       4,611
       Affiliates              14,139        (1,847)     (5,981)
    -------------------------------------------------------------
    Total sales for
       resale                  21,915         1,851      (1,370)
    Other operating
       revenues                 1,616           482      (1,571)
    --------------------------------------------------------------
    Total operating
       revenues               $27,476       $17,391     $24,279
    ==============================================================
    Percent change                5.3%          3.5%        5.1%
    -------------------------------------------------------------

    In 1996, retail revenues were $414 million, a 1.0 percent increase above the $410 million recorded in the prior year. This change in retail revenues was due to a number of factors. These factors included modest growth in energy sales of
3.8 percent, 3.3 percent and 1.9 percent to industrial, commercial and residential customers, respectively, and changes in retail revenues due to the ECO Plan and PEP, as discussed earlier. Retail revenues in 1995 when compared to 1994 showed an increase of 3.8 percent resulting from an increase in energy sales to commercial and residential customers, an increase in the number of customers and a retail rate increase under the ECO Plan. Changes in base rates reflect rate changes made under the PEP and ECO Plan.

    Under the fuel cost recovery provision, recorded fuel revenues are equal to recorded fuel expenses, including the fuel component and the operation and maintenance component of purchased energy. Therefore, changes in recoverable fuel expenses are offset with corresponding changes in fuel revenues and have no effect on net income.

Mississippi Power Company 1996 Annual Report


    Energy sales to non-affiliates include economy sales and amounts sold under short-term contracts. Sales for resale to non-affiliates are influenced by those utilities' own customer demand, plant availability, and the cost of their predominant fuels -- oil and natural gas.

    Included in sales for resale to non-affiliates are revenues from rural electric cooperative associations and municipalities located in southeastern Mississippi. Energy sales to these customers increased 6.4 percent in 1996 and
13.1 percent in 1995 with the related revenues rising 7.1 percent and 16.7 percent, respectively. The customer demand experienced by these utilities is determined by factors very similar to Mississippi Power's.

    Sales for resale to non-territorial utilities are primarily under long-term contracts consisting of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. Under these long-term contracts, the capacity and energy components were:

                         1996            1995          1994
                        -------------------------------------
                                    (in thousands)
   Capacity               $    -      $  268          $ 1,965
   Energy                  3,761       3,627            8,473
   ==========================================================
   Total                  $3,761      $3,895          $10,438
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

    Below is a breakdown of kilowatt-hour sales for 1996 and the percent change for the last three years:

                         Amount           Percent Change
    (millions of       -----------   ------------------------------
    kilowatt-hours)      1996          1996        1995      1994
                       ----------    ------------------------------
   Residential           2,080          1.9%        6.2%    (0.4)%
   Commercial            2,316          3.3         6.7      8.6
   Industrial            3,960          3.8        (0.9)     6.2
   Other                    39          1.9         1.1     (0.5)
                       ----------
   Total retail          8,395          3.2         2.9      5.1
   Sales for
      resale --
       Non-affiliates    2,727          9.4        (2.4)     0.4
       Affiliates          694        184.7        39.7    (59.2)
                       ----------
   Total                11,816          8.7%        2.2%     1.3%
   ================================================================

    Total retail energy sales in 1996 increased over 1995 primarily due to growth in the number of customers served by the Company. Total retail energy sales in 1995, when compared to the previous year, increased due to weather influences and the improving economy within the Company's service area.

    The Company anticipates continued growth in energy sales as the economy improves within its service area. The casino industry and ancillary services, such as lodging, food, transportation, etc., are some of the factors which may influence the economy of the Company's service area. Also, energy demand is expected to grow as a result of a larger and more fully employed population.

Expenses

Total operating expenses for 1996 when compared to 1995 increased 6.6 percent due to higher fuel expenses, higher maintenance expenses and higher depreciation and amortization. A comparison of 1995 to 1994 operating expenses reflects an increase that resulted from higher fuel expenses, increased other operation expenses and increased depreciation and amortization.

      Fuel costs are the single largest expense for the Company. In 1996, fuel costs increased above those recorded in 1995 due to a 21.7 percent increase in generation. The increase in generation can be attributed to the higher demand for energy within the Company's service area and across the Southern electric system. Further, this increased demand for energy resulted in higher purchased power costs from non-affiliates and lower purchased power costs from the

Mississippi Power Company 1996 Annual Report


affiliates of the Southern electric system. A comparison of 1995 fuel expenses to 1994 fuel expenses reflects an increase in generation due to higher demand for energy.

    Purchased power consists mainly of energy purchases from the affiliates of the Southern electric system. Purchased power transactions (both sales and purchases) among Mississippi Power and its affiliates will vary from period to period depending on demand and the availability and variable production cost at each generating unit in the Southern electric system.

      The amount and sources of energy supply, the average cost of fuel per net kilowatt-hour generated, and the total average cost of energy supply (including purchased power) were as follows:

                                  1996      1995      1994
                                ------------------------------
Total generation
   (millions of
   kilowatt-hours)               10,180     8,368     7,408
Sources of energy
   supply (percent) --
     Coal                            70        58        56
     Gas                             12        15        10
     Oil                              *         *         *
     Purchased Power                 18        27        34
Average cost of fuel per
   net kilowatt-hour
   generated (cents) --
     Coal                          1.43      1.58      1.67
     Gas                           4.24      2.32      2.56
     Oil                           5.71      6.21      4.15
Total average cost
   of energy supply                1.56      1.53      1.55
--------------------------------------------------------------
* Not meaningful because of minimal generation from the fuel source.

    Other operation expenses in 1995 when compared to 1994, increased due to higher generation, a $2.6 million charge for emission allowance expenditures and work force reduction program costs. (See Note 2 to the financial statements under "Work Force Reduction Programs" for additional information.)

    In 1996, maintenance expenses rose above the amount recorded for 1995 due to the timing of maintenance performed at Plants Daniel and Watson, as well as other projects. A comparison of 1995 maintenance expenses to 1994 reflects a decrease due to the timing of scheduled maintenance.

    Depreciation and amortization in 1996, as compared to 1995, increased primarily due to additional plant investment, higher depreciation rates beginning in 1996, and increased amortization of regulatory assets. In 1995, as compared to 1994, depreciation and amortization increased primarily due to additional plant investments.

    Taxes other than income taxes for 1996 increased from 1995 much like 1995 when compared to 1994, due to higher municipal franchise taxes resulting from higher retail revenues.

    The decrease in 1996 income taxes when compared to 1995, is a result of lower operating income. The change in income taxes between 1995 and 1994 also reflects the change in operating income.

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

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from regulatory matters to energy sales growth to a less regulated more competitive environment. Expenses are subject to constant review and cost control programs. Mississippi Power is also maximizing the utility of invested capital and minimizing the need for capital by refinancing, decreasing the average fuel stockpile, raising generating plant availability and efficiency, and aggressively controlling the construction budget. Operating

Mississippi Power Company 1996 Annual Report


revenues will be affected by any changes in rates under the PEP, the Company's performance based ratemaking plan, and the ECO Plan. PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place.

    The ECO Plan provides for recovery of costs (including costs of capital) associated with environmental projects approved by the Mississippi Public Service Commission (MPSC), most of which are required to comply with Clean Air Act Amendments of 1990 (Clean Air Act) regulations. The ECO Plan is operated independently of PEP. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

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

    Future earnings in the near term will depend upon growth in energy sales, which are subject to a number of factors. Traditionally, these factors have included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in Mississippi Power's service area. However, the Energy Policy Act of 1992 (Energy Act) is beginning to have a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Company is positioning its business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows Independent Power Producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The Company is aggressively working to maintain and expand its share of wholesale sales in the Southeastern power markets.

     Various federal and state initiatives designed to promote wholesale and retail competition, among other things, include proposals that would allow customers to choose their electricity provider. As the initiatives materialize, the structure of the utility industry could radically change. Certain initiatives could result in a change in the ownership and/or operation of generation and transmission facilities. Numerous issues must be resolved, including significant ones relating to transmission pricing and recovery of stranded investments. Being a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation. Unless the Company remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings.

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

Mississippi Power Company 1996 Annual Report

FINANCIAL CONDITION

Overview

The principal changes in Mississippi Power's financial condition during 1996 were gross property additions to utility plant of $61 million. Funding for gross property additions and other capital requirements have been provided from operating activities, principally earnings and the non-cash charges to income of depreciation and amortization, and other long-term debt. The Statements of Cash Flows provide additional details.

Financing Activity

Retirements, including maturities during 1996, primarily related to other long-term debt and first mortgage bonds, totaled some $100 million. In 1996, the Company obtained $80 million of long-term bank notes. (See the Statements of Cash Flows for further details.) Composite financing rates for the years 1994 through 1996 as of year-end were as follows:

                                   1996      1995     1994
                                 -----------------------------
   Composite interest rate on
       long-term debt              6.03%     6.63%    6.44%

   Composite preferred stock
       dividend rate               6.58%     6.58%    6.58%
   -----------------------------------------------------------

    The decrease in composite interest rate on long-term debt in 1996 is primarily the result of the retirement of higher cost first mortgage bonds.

Capital Structure

At year-end 1996, the Company's ratio of common equity to total capitalization, excluding long-term debt due within one year, was 48.9 percent, compared to 50.8 percent in 1995. The decrease in equity ratio in 1996 is attributed primarily to a 13.0 percent increase in long-term debt, excluding amounts due in one year.

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $231 million ($57 million in 1997, $58 million in 1998, and $116 million in 1999). The major emphasis within the construction program will be on upgrading existing facilities and the possible addition of a combined cycle unit. Revisions may be necessary because of factors such as changes in business conditions, revised load projections, the availability and cost of capital, and changes in environmental regulations.

Other Capital Requirements

In addition to the funds required for the Company's construction program, approximately $85.1 million will be required by the end of 1999 for present sinking fund requirements and maturities of long-term debt. Mississippi Power plans to continue, when economically feasible, to retire higher cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- has significantly impacted Mississippi Power and the other operating companies of Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating plants in the Southern electric system. As a result of Southern Company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

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

    Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which has required some equipment upgrades. This compliance strategy resulted in unused emission allowances being banked for later use. Construction expenditures for Phase I compliance totaled approximately $65 million for Mississippi Power.

Mississippi Power Company 1996 Annual Report

    For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet Phase II limits. Therefore, current compliance strategy for Mississippi Power could require total Phase II estimated construction expenditures of approximately $4 million, all of which remains to be spent. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

    An average increase of up to 2 percent in revenue requirements from customers could be necessary to fully recover the Company's cost of compliance for both Phase I and Phase II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

    Mississippi Power's ECO Plan is designed to allow recovery of costs of compliance with the Clean Air Act, as well as other environmental statutes and regulations. The MPSC reviews environmental projects and the Company's environmental policy through the ECO Plan. Under the ECO Plan, any increase in the annual revenue requirement is limited to 2 percent of retail revenues. Mississippi Power's management believes that the ECO Plan provides for recovery of the Clean Air Act costs. See Note 3 to the financial statements under "Environmental Compliance Overview Plan" for additional information.

    A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    The EPA and state environmental regulatory agencies are reviewing and evaluating various matters including: revisions to the ambient air quality standards for ozone and particulate matter; emission control strategies for ozone nonattainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

    The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. Upon identifying potential sites, the Company conducts studies, when possible, to determine the extent of any required cleanup costs. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. A currently owned site where manufactured gas plant operations were located prior to the Company's ownership is being investigated for potential remediation. See Note 3 to the financial statements under "Environmental Compliance Overview Plan" for additional information.

    Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of any such changes cannot be determined at this time.

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

Mississippi Power Company 1996 Annual Report

Sources of Capital

At December 31, 1996, the Company had $76.3 million of unused committed credit agreements. The Company had no short-term notes payable outstanding at year end 1996.

    In February 1997, Mississippi Power Capital Trust I (Trust I), of which the Company owns all the common securities, issued $35 million of 7.75 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust I are $36 million aggregate principal amount of the Company's 7.75 percent junior subordinated notes due February 15, 2037.

    It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations, the sale of additional first mortgage bonds, pollution control obligations, and preferred stock, and the receipt of additional capital contributions from Southern Company. Mississippi Power is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficiently high enough to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.


STATEMENTS OF INCOME
For the Years Ended December 31, 1996, 1995, and 1994
Mississippi Power Company 1996 Annual Report

=====================================================================================================================
                                                                             1996             1995              1994
---------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
Operating Revenues (Notes 1 and 3):
Revenues                                                            $     522,199    $     508,862     $     489,624
Revenues from affiliates                                                   21,830            7,691             9,538
---------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                  544,029          516,553           499,162
---------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                    141,532          111,071           102,216
  Purchased power from non-affiliates                                      17,960            6,019             2,711
  Purchased power from affiliates                                          33,245           57,777            68,543
  Other                                                                   106,061          107,296            97,988
Maintenance                                                                47,091           39,627            45,785
Depreciation and amortization                                              44,906           39,224            35,716
Taxes other than income taxes                                              43,545           42,443            41,742
Federal and state income taxes (Note 8)                                    32,618           34,486            31,386
---------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                  466,958          437,943           426,087
---------------------------------------------------------------------------------------------------------------------
Operating Income                                                           77,071           78,610            73,075
Other Income (Expense):
Allowance for equity funds used during construction                           344              366             1,099
Interest income                                                               239              199                87
Other, net                                                                  3,801            4,596             2,033
Income taxes applicable to other income                                      (932)          (1,006)             (227)
---------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                             80,523           82,765            76,067
---------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                 19,898           21,898            19,725
Allowance for debt funds used during construction                            (713)            (399)           (1,039)
Interest on notes payable                                                   1,416            1,141             1,442
Amortization of debt discount, premium, and expense, net                    1,547            1,510             1,479
Other interest charges                                                        753            1,185               404
---------------------------------------------------------------------------------------------------------------------
Net interest charges                                                       22,901           25,335            22,011
---------------------------------------------------------------------------------------------------------------------
Net Income                                                                 57,622           57,430            54,056
Dividends on Preferred Stock                                                4,899            4,899             4,899
---------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                       $      52,723    $      52,531     $      49,157
=====================================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF CASH FLOWS
For the Years ended December 31, 1996, 1995, and 1994
Mississippi Power Company 1996 Annual Report

------------------------------------------------------------------------------------------------------------------------
                                                                                1996             1995              1994
------------------------------------------------------------------------------------------------------------------------
                                                                                           (in thousands)
Operating Activities:
Net income                                                             $      57,622    $      57,430     $      54,056
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                        50,551           51,588            47,827
         Deferred income taxes                                                    74             (480)            1,563
         Allowance for equity funds used during construction                    (344)            (366)           (1,099)
         Other, net                                                            9,787            5,704             5,230
         Changes in certain current assets and liabilities --
            Receivables, net                                                   5,118           (8,758)            3,066
            Inventories                                                        4,973            3,962            (9,856)
            Payables                                                           2,077           17,421            (8,754)
            Other                                                                292              681             3,334
------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                  130,150          127,182            95,367
------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                     (61,314)         (67,570)         (104,014)
Other                                                                         (2,258)          (1,697)          (14,087)
------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                       (63,572)         (69,267)         (118,101)
------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Capital contributions                                                        27                -            25,000
     First mortgage bonds                                                          -           30,000            35,000
     Pollution control bonds                                                       -           10,600                 -
     Other long-term debt                                                     80,000                -            85,310
Retirements:
     First mortgage bonds                                                    (45,447)          (1,625)          (32,628)
     Pollution control bonds                                                     (10)             (10)              (10)
     Other long-term debt                                                    (55,000)         (40,689)           (9,299)
Notes payable, net                                                                 -                -           (40,000)
Payment of preferred stock dividends                                          (4,899)          (4,899)           (4,899)
Payment of common stock dividends                                            (43,900)         (39,400)          (34,100)
Miscellaneous                                                                 (2,932)            (568)           (1,201)
------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for)  financing activities                      (72,161)         (46,591)           23,173
------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                       (5,583)          11,324               439
Cash and Cash Equivalents at Beginning of Year                                12,641            1,317               878
------------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents  at End of Year                              $       7,058    $      12,641     $       1,317
========================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                    $21,467          $23,308           $19,196
     Income taxes                                                             34,072           36,908            31,115
------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 1996 and 1995
Mississippi Power Company 1996 Annual Report

------------------------------------------------------------------------------------------------------
ASSETS                                                                        1996               1995
------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
Utility Plant:
Plant in service, at original cost (Notes 1 and 6)                 $     1,483,875    $     1,434,327
Less accumulated provision for depreciation                                526,776            499,308
------------------------------------------------------------------------------------------------------
                                                                           957,099            935,019
Construction work in progress                                               35,100             41,210
------------------------------------------------------------------------------------------------------
Total                                                                      992,199            976,229
------------------------------------------------------------------------------------------------------
Other Property and Investments                                               3,054              4,160
------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                    7,058             12,641
Receivables-
  Customer accounts receivable                                              26,364             29,738
  Regulatory clauses under recovery                                          7,300              7,975
  Other accounts and notes receivable                                        7,468              5,616
  Affiliated companies                                                       6,329              9,213
  Accumulated provision for uncollectible accounts                            (839)              (802)
Fossil fuel stock, at average cost                                          12,168             15,666
Materials and supplies, at average cost                                     21,083             22,558
Current portion of deferred fuel charges  (Note 5)                               -              1,546
Current portion of accumulated deferred income taxes (Note 8)                7,227              5,180
Prepayments                                                                  4,744              2,404
Vacation pay deferred                                                        4,806              4,715
------------------------------------------------------------------------------------------------------
Total                                                                      103,708            116,450
------------------------------------------------------------------------------------------------------
Deferred Charges:
Debt expense and loss, being amortized                                      12,220             10,039
Deferred charges related to income taxes (Note 8)                           22,274             23,384
Deferred early retirement program costs (Note 2)                                 -              7,286
Long-term notes receivable                                                   3,737              3,821
Miscellaneous                                                                5,135              7,584
------------------------------------------------------------------------------------------------------
Total                                                                       43,366             52,114
------------------------------------------------------------------------------------------------------
Total Assets                                                       $     1,142,327    $     1,148,953
======================================================================================================
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1996 and 1995
Mississippi Power Company 1996 Annual Report

----------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                        1996               1995
----------------------------------------------------------------------------------------------

                                                                           (in thousands)

Capitalization (See accompanying statements):
Common stock equity                                        $       383,734    $       374,884
Preferred stock                                                     74,414             74,414
Long-term debt                                                     326,379            288,820
----------------------------------------------------------------------------------------------
Total                                                              784,527            738,118
----------------------------------------------------------------------------------------------
Current Liabilities:
Long-term debt due within one year (Note 10)                            10             57,229
Accounts payable-
  Affiliated companies                                               4,136             13,646
  Regulatory clauses over recovery                                   8,788              5,381
  Other                                                             38,720             31,748
Customer deposits                                                    3,154              2,716
Taxes accrued-
  Federal and state income                                               -                 97
  Other                                                             32,445             31,816
Interest accrued                                                     4,384              4,701
Miscellaneous                                                       13,942             13,453
----------------------------------------------------------------------------------------------
Total                                                              105,579            160,787
----------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                         133,437            129,711
Accumulated deferred investment tax credits                         28,333             29,773
Deferred credits related to income taxes (Note 8)                   40,568             43,266
Postretirement benefits                                             21,850             20,800
Accumulated provision for property damage (Note 1)                  12,955             12,018
Miscellaneous                                                       15,078             14,480
----------------------------------------------------------------------------------------------
Total                                                              252,221            250,048
----------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 2, 3, 4, and 5)
Total Capitalization and Liabilities                       $     1,142,327    $     1,148,953
==============================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF CAPITALIZATION
At December 31, 1996 and 1995
Mississippi Power Company 1996 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                          1996            1995        1996        1995
---------------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)        (percent of total)
Common Stock Equity:
Common stock, without par value --
       Authorized -- 1,130,000 shares
       Outstanding -- 1,121,000 shares in
          1996 and 1995                                          $      37,691   $      37,691
Paid-in capital                                                        179,389         179,362
Premium on preferred stock                                                 372             372
Retained earnings  (Note 11)                                           166,282         157,459
---------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                              383,734         374,884          48.9%        50.8%
---------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$100 par value --
       Authorized -- 1,244,139 shares
       Outstanding -- 744,139 shares in 1996
          and 1995
          4.40%                                                          4,000           4,000
          4.60%                                                          2,010           2,010
          4.72%                                                          5,000           5,000
          6.32%                                                         15,000          15,000
          6.65%                                                          8,404           8,404
          7.00%                                                          5,000           5,000
          7.25%                                                         35,000          35,000
---------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $4,899,000)                       74,414          74,414           9.5        10.1
---------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
       Maturity                    Interest Rates
       March 1, 1998               5 3/8%                               35,000          35,000
       August 1, 2000              6 5/8%                               40,000          40,000
       March 1, 2004               6.60%                                35,000          35,000
       May 1, 2021                 9 1/4%                                    -          45,447
       June 1, 2023                7.45%                                35,000          35,000
       December 1, 2025            6 7/8%                               30,000          30,000
---------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                             175,000         220,447
Pollution control obligations (Note 9)                                  73,735          73,745
Other long-term debt (Note 9)                                           80,000          55,000
Unamortized debt premium (discount), net                                (2,346)         (3,143)
---------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
       requirement--$19,837,000)                                       326,389         346,049
Less amount due within one year (Note 10)                                   10          57,229
---------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                    326,379         288,820          41.6        39.1
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                             $     784,527   $     738,118         100.0%      100.0%
===========================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1996, 1995, and 1994
Mississippi Power Company 1996 Annual Report

--------------------------------------------------------------------------------------------------------------------------
                                                                                  1996             1995              1994
--------------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)

Balance at Beginning of Period                                           $     157,459    $     144,328     $     129,343
Net income after dividends on preferred stock                                   52,723           52,531            49,157
Cash dividends on common stock                                                 (43,900)         (39,400)          (34,100)
Preferred stock transactions  and other, net                                         -                -               (72)
==========================================================================================================================
Balance at End of Period (Note 11)                                       $     166,282    $     157,459     $     144,328
==========================================================================================================================


STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1996, 1995, and 1994

--------------------------------------------------------------------------------------------------------------------------
                                                                                  1996             1995              1994
--------------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)

Balance at Beginning of Period                                           $     179,362    $     179,362     $     154,362
Contributions to capital by parent company                                          27                -            25,000
==========================================================================================================================
Balance at End of Period                                                 $     179,389    $     179,362     $     179,362
==========================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Mississippi Power Company 1996 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Mississippi Power Company is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), Southern Communications Services (Southern Communications), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), and The Southern Development and Investment Group (Southern Development), and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four southeastern states. Contracts among the companies--dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission. SCS provides, at cost, specialized services to Southern Company and to the subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Energy designs, builds, owns, and operates power production and delivery facilities and provides a broad range of energy related services in the United States and international markets. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Development develops new business opportunities related to energy products and services.

    Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. Mississippi Power is also subject to regulation by the FERC and the Mississippi Public Service Commission
(MPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the respective commissions. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and the actual results may differ from those estimates.

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

                                            1996         1995
                                       -------------------------
                                             (in thousands)
Deferred income taxes                     $22,274      $23,384
Vacation pay                                4,806        4,715
Work force reduction costs                  1,991        7,286
Deferred fuel charges                           -        1,546
Premium on reacquired debt                 10,672        8,509
Deferred environmental costs                1,679        1,713
Property damage reserve                   (12,955)     (12,018)
Deferred income tax credits               (40,568)     (43,266)
Other, net                                 (2,882)      (2,658)
----------------------------------------------------------------
Total                                    $(14,983)   $ (10,789)
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

Revenues

Mississippi Power accrues revenues for service rendered but unbilled at the end of each fiscal period. The Company's retail and wholesale rates include provisions to adjust billings for fluctuations in fuel and the energy component of purchased power. Retail rates also include provisions to adjust billings for fluctuations in costs for ad valorem taxes and certain qualifying environmental costs.

Mississippi Power Company 1996 Annual Report

Revenues are adjusted for differences between actual allowable amounts and the amounts included in rates.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1996, uncollectible accounts continued to average less than 1 percent of revenues.

Depreciation

Depreciation of the original cost of depreciable utility plant in service is provided by using composite straight-line rates which approximated 3.3 percent in 1996, and 3.2 percent in both 1995 and 1994. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of removal of facilities.

Income Taxes

Mississippi Power uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used to capitalize the cost of funds devoted to construction were 7.5 percent in 1996, 8.0 percent in 1995, and 6.9 percent in 1994. AFUDC (net of income taxes), as a percent of net income after dividends on preferred stock, was 1.5 percent in 1996, 1.2 percent in 1995, and
3.5 percent in 1994.

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

Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, all financial instruments of the Company for which the carrying amount does not approximate fair value, must be disclosed. At December 31, 1996, the fair value of long-term debt was $324 million and the carrying amount was $326 million. At December 31, 1995, the fair value of long-term debt was $355 million and the carrying amount was $346 million. The fair value for long-term debt was based on either closing market price or closing price of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when used or installed.

Mississippi Power Company 1996 Annual Report


Provision for Property Damage

Mississippi Power is self-insured for the cost of storm, fire and other uninsured casualty damage to its property, including transmission and distribution facilities. As permitted by regulatory authorities, the Company provided for such costs by charges to income of $1.5 million in both 1996 and 1995 and $1.1 million in 1994. The cost of repairing damage resulting from such events that individually exceed $50 thousand is charged to the accumulated provision to the extent it is available. Effective January 1995, regulatory treatment by the MPSC allowed a maximum accumulated provision of $18 million. As of December 31, 1996, the accumulated provision amounted to $13.0 million.

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

Funded Status and Cost of Benefits

The following tables show actuarial results and assumptions for pension and postretirement benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

                                                 Pension
                                         ------------------------
                                             1996        1995
                                         ------------------------
                                             (in thousands)
   Actuarial present value
     of benefit obligation:
        Vested benefits                   $92,091     $91,322
        Non-vested benefits                 5,191       4,264
   --------------------------------------------------------------
   Accumulated benefit obligation          97,282      95,586
   Additional amounts related to
      projected salary increases           30,552      28,545
   --------------------------------------------------------------
   Projected benefit obligation           127,834     124,131
   Less:
      Fair value of plan assets           179,658     170,481
      Unrecognized net gain               (56,674)    (47,034)
      Unrecognized prior service cost       6,422       2,868
      Unrecognized transition asset        (5,449)     (6,001)
   --------------------------------------------------------------
   Accrued liability recognized
      in the Balance Sheets                $3,877      $3,817
   ==============================================================


                                       Postretirement Benefits
                                       ------------------------
                                           1996         1995
                                       ------------------------
                                             (in thousands)
   Actuarial present value of
     benefit obligation:
       Retirees and dependents          $20,841      $22,575
       Employees eligible to retire       2,703        1,709
       Other employees                   17,564       17,908
   ------------------------------------------------------------
   Accumulated benefit obligation        41,108       42,192
   Less:
       Fair value of plan assets         10,210        8,700
       Unrecognized net loss              1,136        4,160
       Unrecognized transition
        obligation                        5,911        7,044
   --------------------------------------------------------------
   Accrued liability recognized in
       the Balance Sheets               $23,851      $22,288
   ==============================================================

Mississippi Power Company 1996 Annual Report


    In 1995, Southern Company's subsidiaries announced a cost sharing program for postretirement benefits. The program established limits on amounts the companies will pay to provide future retiree postretirement benefits. This change reduced the Company's 1995 accumulated postretirement benefit obligation by approximately $10.5 million.

    The weighted average rates assumed in the above actuarial calculations were:

                                 1996        1995        1994
                              ---------------------------------
   Discount                      7.8%        7.3%         8.0%
   Annual salary increase        5.3         4.8          5.5
   Long-term return on
     plan assets                 8.5         8.5          8.5
   ------------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.3 percent for 1996, decreasing gradually to 5.8 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation as of December 31, 1996, by $3.2 million and the aggregate of the service and interest cost components of the net retiree cost by $0.3 million.

    Components of the plans' net cost are shown below:

                                               Pension
                                 --------------------------------
                                   1996         1995       1994
                                 --------------------------------
                                           (in thousands)
   Benefits earned during
      the year                  $  3,842      $ 3,636   $ 3,780
   Interest cost on
      projected benefit
      obligation                   9,310        8,434     7,503
   Actual (return) loss on
      plan assets                (20,438)     (32,232)    3,244
   Net amortization and
      deferral                     6,442       18,650   (16,048)
   ==============================================================
   Net pension income          $    (844)    $ (1,512) $ (1,521)
   ==============================================================

    Of the above net pension income, $(0.6) million in 1996, and $(1.1) million in both 1995 and 1994 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.


                                        Postretirement Benefits

                                     ------------------------------
                                        1996      1995       1994
                                     ------------------------------
                                             (in thousands)
   Benefits earned during the year   $   958    $1,525      $1,760
   Interest cost on accumulated
      benefit obligation               2,830     3,442       3,251
   Amortization of transition
      obligation over 20 years           362     1,027       1,043
   Actual (return) loss on
      plan assets                       (990)   (1,436)        132
   Net amortization and deferral         312       851        (575)
   ================================================================
   Net postretirement costs           $3,472    $5,409      $5,611
   ================================================================

    Of the above net postretirement costs recorded, $2.8 million in 1996, $3.9 million in 1995, and $4.4 million in 1994 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

Work Force Reduction Programs

During 1994, Mississippi Power and SCS instituted work force reduction programs. The costs of the SCS work force reduction program were apportioned among the various entities that form the Southern electric system, with the Company's portion amounting to $1.4 million. The Company instituted an early retirement incentive program in April 1994 and deferred the related costs of approximately $12.9 million. The Company received authority from the MPSC to defer these costs, as well as its portion of the costs of the SCS program, and to amortize over a period not to exceed 60 months, beginning no later than January 1995. The Company expensed $5.3 million, $4.0 million and $3.0 million of the cost of these programs in 1996, 1995 and 1994, respectively. In 1996, Mississippi Power expensed its pro-rata share of the costs for affiliated companies' programs of $1.9 million.

3.  LITIGATION AND REGULATORY MATTERS

Retail Rate Adjustment Plans

Mississippi Power's retail base rates are set under a Performance Evaluation Plan (PEP). In January 1994, the MPSC approved PEP-2. PEP-2 was designed with the MPSC objectives that the plan would reduce the impact of rate changes on the customer and provide incentives for Mississippi Power to keep customer prices low. PEP-2 includes a mechanism for sharing rate adjustments based on the Company's ability to maintain low rates for customers and on the Company's

Mississippi Power Company 1996 Annual Report

performance as measured by three indicators that emphasize price and service to the customer. PEP-2 provides for semiannual evaluations of Mississippi's performance-based return on investment. Any change in rates is limited to 2 percent of retail revenues per evaluation period. PEP-2 will remain in effect until the MPSC modifies or terminates the plan. During 1995 and 1994, there were no changes under PEP-2. In September 1996, the MPSC under PEP-2 approved a retail revenue increase of $4.5 million (1.06 percent of annual retail revenue) which became effective in October 1996.

FERC Reviews Equity Returns

In May 1991, the FERC ordered that hearings be conducted concerning the reasonableness of the operating companies' wholesale rate schedules and contracts that have a return on equity of 13.75 percent or greater. The contracts that could be affected by the hearings include substantially all of the transmission, unit power, long-term power and other similar contracts, including the Company's transmission facilities agreement discussed in Note 5 under "Lease Agreements."

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

    If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings -- as well as certain other contracts that reference these proceedings in determining return on common equity -- and if refunds were ordered, the amount of refunds could range up to approximately $3.4 million for Mississippi Power at December 31, 1996. However, management believes that rates are not excessive, and that refunds are not justified.

Environmental Compliance Overview Plan

The MPSC approved Mississippi Power's ECO Plan in 1992. The plan establishes procedures to facilitate the MPSC's overview of the Company's environmental strategy and provides for recovery of costs (including costs of capital) associated with environmental projects approved by the MPSC. In November 1995, the MPSC ordered a change in accounting treatment allowing emission allowance expenses to be recovered through the Company's fuel adjustment clause, and emission allowance inventory costs to be recovered through PEP-2 rather than through the ECO Plan. Under the ECO Plan any increase in the annual revenue requirement is limited to 2 percent of retail revenues. However, the plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. The ECO Plan had previously resulted in an annual retail rate increase of $3.7 million, effective in May 1995 which included $1.6 million of 1994 carryover and an annual retail rate increase of $7.6 million, effective in April 1994. The Company's 1996 annual filing under the ECO Plan resulted in a $3.0 million decrease in retail rates, effective in April 1996. On January 31, 1997, the Company filed with the MPSC under the ECO Plan a request for an annual retail rate increase of $0.9 million.

    Mississippi Power conducts studies, when possible, to determine the extent of any required clean-up costs. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. A currently owned site where manufactured gas plant operations were located prior to the Company's ownership is being investigated for potential remediation. The remedial investigation is near completion and is being conducted in conjunction with the Mississippi Department of Environmental Quality. In recognition of probable further study and remediation, the Company in 1995 recorded a liability and a deferred debit (regulatory asset) of $1.8 million, including feasibility study costs. The Company recognizes such costs as they are incurred and recovers them under the ECO Plan as provided in the Company's 1995 ECO order. As of December 31, 1996, the balance in the liability and regulatory asset accounts was $1.7 million, including additional feasibility study costs. If this site were required to be remediated, industry studies show the Company could incur cleanup costs ranging from $1.5 million to $10 million before giving consideration to possible recovery of clean-up costs from other parties.

Mississippi Power Company 1996 Annual Report


4.  CONSTRUCTION PROGRAM

Mississippi Power is engaged in continuous construction programs, the costs of which are currently estimated to total $57 million in 1997, $58 million in 1998, and $116 million in 1999.

    The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment and materials; and cost of capital. The Company does not currently have any new generating plants under construction. However, significant construction will continue related to transmission and distribution facilities, the upgrading of generating plants, and the possible addition of a combined cycle unit.

5.  FINANCING AND COMMITMENTS

Financing

Mississippi Power's construction program is expected to be financed from internal and other sources, such as the issuance of additional long-term debt and preferred stock and the receipt of capital contributions from Southern Company.

    The amounts of first mortgage bonds and preferred stock which can be issued in the future will be contingent upon market conditions, adequate earnings levels, regulatory authorizations and other factors.

    At December 31, 1996, Mississippi Power had total committed credit agreements with banks for $96.3 million. At year-end 1996, the unused portion of these committed credit agreements was $76.3 million. These credit agreements expire at various dates in 1997 and in 1999. Some of these agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option. In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks. At December 31, 1996, the Company had no short-term borrowings outstanding.

Assets Subject to Lien

Mississippi Power's mortgage indenture dated as of September 1, 1941, as amended and supplemented, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all the Company's fixed property and franchises.

Lease Agreements

In 1984, Mississippi Power and Gulf States Utilities Company (Gulf States) entered into a forty-year transmission facilities agreement whereby Gulf States began paying a use fee to the Company covering all expenses relative to ownership and operation and maintenance of a 500 kV line, including amortization of its original $57 million cost. For the three years ended 1996 use fees collected under this agreement, net of related expenses, amounted to $3.7 million each year, and are included within Other Income, in the Statements of Income.

    In 1989, Mississippi Power entered into a twenty-two year lease agreement for the use of 495 aluminum railcars. In 1994, a second lease agreement for the use of 250 additional aluminum railcars was also entered into for twenty-two years. Both of these leases, totaling 745 railcars, were for the transport of coal at Plant Daniel. Gulf Power, as joint owner of Plant Daniel, is responsible for one half of the lease cost. The Company's share (50%) of the leases is charged to fuel inventory and allocated to fuel expense as the fuel is consumed. The lease cost charged to inventory was $1.7 million in both 1996 and 1995, and $1.2 million in 1994. The Company's annual lease payments for 1997 through 2001 will be approximately $1.7 million and after 2001, lease payments total in aggregate approximately $20.7 million. The Company has the option to purchase the 745 railcars at the greater of the termination value or the fair market value, or to renew the leases at the end of the lease term.

Fuel and Purchased Power Commitments

To supply a portion of the fuel requirements of its generating plants, Mississippi Power has entered into various long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum production levels, and other financial commitments.

Mississippi Power Company 1996 Annual Report


Total estimated obligations at December 31, 1996 were as follows:

    Year                                       Fuel
--------------                          --------------
                                         (in millions)
    1997                                       $129
    1998                                        127
    1999                                         91
------------------------------------------------------
    Total commitments                          $347
------------------------------------------------------

Additional commitments for fuel will be required in the future to supply the Company's fuel needs.

     Mississippi Power entered into agreements to purchase summer peaking power and options for power for the years 1996 through 2000. For June through September of 1996, the Company entered into an agreement to buy 242 megawatts of capacity and energy from another electric utility. For each June through September period of 1997 through 2000, the Company has purchased options from power marketers for up to 250 megawatts of peaking power in 1997; 300 megawatts in 1998; 350 megawatts in 1999; and 400 megawatts in 2000. In June 1996, the MPSC approved Mississippi Power's request that it be allowed to earn a return on the capacity portion of these agreements.

6.  JOINT OWNERSHIP AGREEMENTS

Mississippi Power and Alabama Power own as tenants in common Greene County Electric Generating Plant (coal) located in Alabama; and Mississippi Power and Gulf Power own as tenants in common Daniel Electric Generating Plant (coal) located in Mississippi. At December 31, 1996, Mississippi Power's percentage ownership and investment in these jointly owned facilities were as follows:

                                           Company's
   Generating     Total       Percent       Gross     Accumulated
      Plant      Capacity    Ownership    Investment  Depreciation
   ----------    --------   -----------   ----------  ------------
                (Megawatts)                    (in thousands)
   Greene
     County         500         40%       $ 59,102       $ 33,010

   Daniel         1,000         50%        221,211         97,910
   ----------------------------------------------------------------

    Mississippi Power's share of plant operating expenses is included in the corresponding operating expenses in the Statements of Income.

7.  LONG-TERM POWER SALES AGREEMENTS

General

Mississippi Power and the other operating affiliates of Southern Company have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. Some of these agreements (unit power sales) are firm commitments and pertain to capacity related to specific generating units. Mississippi Power's participation in firm production capacity unit power sales ended in 1989. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The capacity revenues have been as follows:

                                     Other
   Year         Unit Power         Long-Term             Total
   ------------------------------------------------------------
                           (in thousands)
   1996           $     -            $     -           $    -
   1995               268                  -              268
   1994               660              1,305            1,965

8.  INCOME TAXES

At December 31, 1996, the tax-related regulatory assets and liabilities were $22 million and $41 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

Mississippi Power Company 1996 Annual Report


    Details of the federal and state income tax provisions are shown below:

                                     1996        1995       1994
                                 ---------------------------------
                                           (in thousands)
   Total provision for
      income taxes
   Federal --
      Currently  payable          $29,888     $32,546    $26,072
      Deferred  --current year     13,816       5,122      6,313
                --reversal of
                 prior years      (14,913)     (7,039)    (5,161)
   ---------------------------------------------------------------
                                   28,791      30,629     27,224
   ---------------------------------------------------------------
   State --
      Currently payable             3,588       3,426      3,978
      Deferred  --current           4,727       2,270      1,669
                --reversal of
                 prior years       (3,556)       (833)    (1,258)
    ---------------------------------------------------------------
                                    4,759       4,863      4,389
   ---------------------------------------------------------------
   Total                           33,550      35,492     31,613
   Less income taxes charged
      to other income                 932       1,006        227
   ---------------------------------------------------------------
   Federal and state
      income taxes charged
      to operations               $32,618     $34,486    $31,386
   ===============================================================


    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities are as follows:

                                        1996             1995
                                   -----------------------------
                                           (in thousands)
   Deferred tax liabilities:
      Accelerated depreciation      $148,667         $145,093
      Basis differences               10,507           10,815
      Coal contract buyouts                -              145
      Other                           19,285           16,478
   -------------------------------------------------------------
   Total                             178,459          172,531
   -------------------------------------------------------------
   Deferred tax assets:
      Other property
       basis differences              24,434           25,951
      Pension and
            other benefits             8,750            7,356
      Property insurance               4,955            4,551
      Unbilled fuel                    2,808            3,039
      Other                           11,302            7,103
   -------------------------------------------------------------
   Total                              52,249           48,000
   -------------------------------------------------------------
   Net deferred tax
      liabilities                    126,210          124,531
   Portion included in
      current assets, net              7,227            5,180
   -------------------------------------------------------------
   Accumulated deferred
      income taxes in the
      Balance Sheets                $133,437         $129,711
   =============================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $1.4 million in 1996, and $1.5 million in 1995 and 1994. At December 31, 1996, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                    1996      1995        1994
                                   -----------------------------
   Total effective tax rate          37%       38%          37%
   State income tax, net of
      federal income tax benefit     (3)       (3)          (3)%
   Tax rate differential              1         -            1
   -------------------------------------------------------------
   Statutory federal tax rate        35%       35%          35%
   =============================================================

    Mississippi Power and the subsidiaries of Southern Company file a consolidated federal income tax return. Under a joint consolidated income tax

Mississippi Power Company 1996 Annual Report

agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

9.  OTHER LONG-TERM DEBT

Details of pollution control obligations and other long-term debt are as follows:

                                                December 31,
                                              1996        1995
                                          ---------------------
                                             (in thousands)
Obligations incurred in
  connection with the sale by
  public authorities of
  tax-exempt pollution control
  revenue bonds:
     5.80% due 2007                      $     960    $     970
     Variable rate due 2020                  6,550        6,550
     Variable rate due 2022                 16,750       16,750
     6.20% due 2023                         13,000       13,000
     5.65% due 2023                         25,875       25,875
     Variable due 2025                      10,600       10,600
---------------------------------------------------------------
                                            73,735       73,745
---------------------------------------------------------------
Other long-term debt:
  Variable rates due 1996                        -       55,000
  Variable rates (5.80797% to
    5.88906% at 1/1/97) due 1999            50,000            -
  Variable rate due 2000                    30,000            -
---------------------------------------------------------------
                                            80,000       55,000
---------------------------------------------------------------
      Total                               $153,735     $128,745
===============================================================

    Pollution control obligations represent installment or lease purchases of pollution control facilities financed by application of funds derived from sales by public authorities of tax-exempt revenue bonds. Mississippi Power has authenticated and delivered to the Trustee a like principal amount of first mortgage bonds as security for obligations under collateralized installment agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under these agreements. The 5.80% series of pollution control obligations has a cash sinking fund requirement of $10 thousand for 1997 and $20 thousand annually in 1998, 1999, 2000 and 2001.

10. LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year is as follows:

                                              1996        1995
                                            --------------------
                                               (in thousands)
   Bond improvement
      fund requirements                      $1,750    $  2,219

   Less:
      Portion to be satisfied by
      certifying property additions           1,750           -
   -------------------------------------------------------------
   Cash improvement fund
      requirements                                -       2,219
   Pollution control bond cash
      sinking fund requirements (Note 9)         10          10
   Current portion of notes
      payable (Note 9)                            -      55,000
   =============================================================
   Total                                     $   10     $57,229
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

11. COMMON STOCK DIVIDEND RESTRICTIONS

Mississippi Power's first mortgage bond indenture and the corporate charter contain various common stock dividend restrictions. At December 31, 1996, approximately $118 million of retained earnings was restricted against the payment of cash dividends on common stock under the most restrictive terms of the mortgage indenture or corporate charter.

Mississippi Power Company 1996 Annual Report


12. QUARTERLY FINANCIAL DATA  (UNAUDITED)

Summarized quarterly financial data for 1996 and 1995 are as follows:

                                                      Net Income
                                                   After Dividends
   Quarter                Operating    Operating          On
   Ended                  Revenues     Income       Preferred Stock
   -------------------------------------------------------------------

   March 1996               $126,954     $18,074        $11,695
   June 1996                 136,749      17,691         11,400
   September 1996            156,603      27,670         21,784
   December 1996             123,723      13,636          7,844

   March 1995               $109,572     $15,729        $ 9,269
   June 1995                 128,504      22,193         14,737
   September 1995            157,119      28,517         22,161
   December 1995             121,358      12,171          6,364

    Mississippi Power's business is influenced by seasonal weather conditions and the timing of rate changes.

SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1996 Annual Report

=================================================================================================
                                                                   1996         1995         1994
-------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                              $544,029     $516,553     $499,162
Net Income after Dividends
  on Preferred Stock (in thousands)                             $52,723      $52,531      $49,157
Cash Dividends on Common Stock (in thousands)                   $43,900      $39,400      $34,100
Return on Average Common Equity (percent)                          13.9        14.26        14.38
Total Assets (in thousands)                                  $1,142,327   $1,148,953   $1,123,711
Gross Property Additions (in thousands)                         $61,314      $67,570     $104,014
-------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                            $383,734     $374,884     $361,753
Preferred stock                                                  74,414       74,414       74,414
Preferred stock subject to mandatory redemption                       -            -            -
Long-term debt                                                  326,379      288,820      306,522
-------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                  $784,527     $738,118     $742,689
=================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                48.9         50.8         48.7
Preferred stock                                                     9.5         10.1         10.0
Long-term debt                                                     41.6         39.1         41.3
-------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                     100.0        100.0        100.0
=================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                -       30,000       35,000
Retired                                                          45,447        1,625       32,628
Preferred Stock (in thousands):
Issued                                                                -            -            -
Retired                                                               -            -            -
-------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                           Aa3          Aa3          Aa3
  Standard and Poor's                                                A+           A+           A+
  Duff & Phelps                                                     AA-          AA-           A+
Preferred Stock -
  Moody's                                                            a1           a1           a1
  Standard and Poor's                                                 A            A            A
  Duff & Phelps                                                      A+           A+            A
-------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                     154,630      154,014      152,891
Commercial                                                       30,366       29,903       29,276
Industrial                                                          639          642          650
Other                                                               200          194          189
-------------------------------------------------------------------------------------------------
Total                                                           185,835      184,753      183,006
=================================================================================================
Employees (year-end)                                              1,363        1,421        1,535
-------------------------------------------------------------------------------------------------


SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1996 Annual Report

==============================================================================================================
                                                                   1993         1992         1991         1990
--------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                              $474,883     $434,447     $432,386     $446,871
Net Income after Dividends
  on Preferred Stock (in thousands)                             $42,436      $36,790      $22,627      $34,176
Cash Dividends on Common Stock (in thousands)                   $29,000      $28,000      $28,500      $27,500
Return on Average Common Equity (percent)                         14.09        13.27         8.17        12.36
Total Assets (in thousands)                                  $1,050,334     $791,283     $790,641     $800,026
Gross Property Additions (in thousands)                        $139,976      $68,189      $53,675      $49,009
--------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                            $321,768     $280,640     $273,855     $279,833
Preferred stock                                                  74,414       74,414       39,414       39,414
Preferred stock subject to mandatory redemption                       -            -            -        3,750
Long-term debt                                                  250,391      238,650      304,150      270,724
--------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                  $646,573     $593,704     $617,419     $593,721
==============================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                49.8         47.3         44.4         47.1
Preferred stock                                                    11.5         12.5          6.4          7.3
Long-term debt                                                     38.7         40.2         49.2         45.6
--------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                     100.0        100.0        100.0        100.0
==============================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                           70,000       40,000       50,000            -
Retired                                                          51,300      104,703            -        4,000
Preferred Stock (in thousands):
Issued                                                           23,404       35,000            -            -
Retired                                                          23,404            -        4,118          750
--------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                            A1           A1           A1           A1
  Standard and Poor's                                                A+           A+           A+           A+
  Duff & Phelps                                                      A+           A+           A+           A+
Preferred Stock -
  Moody's                                                            a1           a1           a1           a1
  Standard and Poor's                                                 A            A            A            A
  Duff & Phelps                                                       A            A            A            A
--------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                     151,692      150,248      148,978      147,738
Commercial                                                       28,648       28,056       27,441       27,134
Industrial                                                          570          573          562          574
Other                                                               190          189          400          411
--------------------------------------------------------------------------------------------------------------
Total                                                           181,100      179,066      177,381      175,857
==============================================================================================================
Employees (year-end)                                              1,586        1,619        1,630        1,842
--------------------------------------------------------------------------------------------------------------


                                      II-209A


SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1996 Annual Report

==============================================================================================================
                                                                   1989         1988         1987         1986
--------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                              $442,650     $437,939     $455,843     $476,265
Net Income after Dividends
  on Preferred Stock (in thousands)                             $38,576      $36,081      $35,200      $33,814
Cash Dividends on Common Stock (in thousands)                   $27,000      $27,600      $24,700      $23,700
Return on Average Common Equity (percent)                         14.43        14.03        14.68        15.28
Total Assets (in thousands)                                    $786,570     $779,319     $764,068     $767,110
Gross Property Additions (in thousands)                         $43,916      $54,550      $53,288      $62,488
--------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                            $273,157     $261,473     $252,992     $226,601
Preferred stock                                                  39,414       39,414       39,414       39,414
Preferred stock subject to mandatory redemption                   4,500        5,250        6,750        8,250
Long-term debt                                                  277,693      287,525      294,811      299,684
--------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                  $594,764     $593,662     $593,967     $573,949
==============================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                45.9         44.1         42.6         39.5
Preferred stock                                                     7.4          7.5          7.8          8.3
Long-term debt                                                     46.7         48.4         49.6         52.2
--------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                     100.0        100.0        100.0        100.0
==============================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                -            -            -       35,000
Retired                                                           3,823            -       29,701       29,250
Preferred Stock (in thousands):
Issued                                                                -            -            -            -
Retired                                                             750        1,500        1,500        1,500
--------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
  Moody's                                                            A1           A1           A1           A1
  Standard and Poor's                                                A+           A+           A+           A+
  Duff & Phelps                                                      A+            5            5            5
Preferred Stock -
  Moody's                                                            a1           a1           a1           a1
  Standard and Poor's                                                 A            A            A            A
  Duff & Phelps                                                       A            6            6            6
--------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                     147,308      146,750      146,273      145,809
Commercial                                                       26,867       26,751       26,342       26,217
Industrial                                                          525          478          438          393
Other                                                               404          399          389          363
--------------------------------------------------------------------------------------------------------------
Total                                                           175,104      174,378      173,442      172,782
==============================================================================================================
Employees (year-end)                                              1,750        1,831        1,898        1,882
--------------------------------------------------------------------------------------------------------------


                                      II-209B



SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1996 Annual Report


=================================================================================================
                                                                   1996         1995         1994
-------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                    $137,055     $134,286     $124,257
Commercial                                                      131,734      131,034      124,716
Industrial                                                      141,324      140,947      142,268
Other                                                             4,013        3,914        3,882
-------------------------------------------------------------------------------------------------
Total retail                                                    414,126      410,181      395,123
Sales for resale - non-affiliates                                99,596       91,820       88,122
Sales for resale - affiliates                                    21,830        7,691        9,538
-------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                        535,552      509,692      492,783
Other revenues                                                    8,477        6,861        6,379
-------------------------------------------------------------------------------------------------
Total                                                          $544,029     $516,553     $499,162
=================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                   2,079,611    2,040,608    1,922,217
Commercial                                                    2,315,860    2,242,163    2,100,625
Industrial                                                    3,960,243    3,813,456    3,847,011
Other                                                            39,297       38,559       38,147
-------------------------------------------------------------------------------------------------
Total retail                                                  8,395,011    8,134,786    7,908,000
Sales for resale - non-affiliates                             2,726,993    2,493,519    2,555,914
Sales for resale - affiliates                                   693,510      243,554      174,342
-------------------------------------------------------------------------------------------------
Total                                                        11,815,514   10,871,859   10,638,256
=================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                        6.59         6.58         6.46
Commercial                                                         5.69         5.84         5.94
Industrial                                                         3.57         3.70         3.70
Total retail                                                       4.93         5.04         5.00
Total sales                                                        4.53         4.69         4.63
Residential Average Annual Kilowatt-Hour Use Per Customer        13,469       13,307       12,611
Residential Average Annual Revenue Per Customer                 $887.66      $875.69      $815.21
Plant Nameplate Capacity Ratings (year-end) (megawatts)           2,086        2,086        2,086
Maximum Peak-Hour Demand (megawatts):
Winter                                                            2,030        1,637        1,636
Summer                                                            2,117        2,095        1,874
Annual Load Factor (percent)                                       80.3         60.0         63.4
Plant Availability - Fossil-Steam (percent)                        91.8         92.1         85.4
-------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                               70.4         58.0         56.0
Oil and gas                                                        12.0         15.2         10.2
Purchased power -
  From non-affiliates                                               6.5          2.4          1.2
  From affiliates                                                  11.1         24.4         32.6
-------------------------------------------------------------------------------------------------
Total                                                             100.0        100.0        100.0
=================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                              10,038       10,249       10,295
Cost of fuel per million BTU (cents)                             156.08       160.48       165.96
Average cost of fuel per net kilowatt-hour generated (cents)       1.57         1.64         1.71
-------------------------------------------------------------------------------------------------


SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1996 Annual Report

==============================================================================================================
                                                                   1993         1992         1991         1990
--------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                    $118,793     $109,781     $103,820     $102,243
Commercial                                                      115,152      107,131      103,666      103,352
Industrial                                                      130,198      117,010      116,972      123,754
Other                                                             3,760        3,533        5,869        6,078
--------------------------------------------------------------------------------------------------------------
Total retail                                                    367,903      337,455      330,327      335,427
Sales for resale - non-affiliates                                83,511       80,213       78,826       86,194
Sales for resale - affiliates                                    15,519       10,055       18,044       20,157
--------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                        466,933      427,723      427,197      441,778
Other revenues                                                    7,950        6,724        5,189        5,093
--------------------------------------------------------------------------------------------------------------
Total                                                          $474,883     $434,447     $432,386     $446,871
==============================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                   1,929,835    1,804,858    1,832,266    1,804,838
Commercial                                                    1,933,685    1,811,042    1,768,441    1,718,074
Industrial                                                    3,623,543    3,536,634    3,297,247    3,311,460
Other                                                            38,357       38,261       89,375       85,938
--------------------------------------------------------------------------------------------------------------
Total retail                                                  7,525,420    7,190,795    6,987,329    6,920,310
Sales for resale - non-affiliates                             2,544,982    2,687,917    2,706,320    2,883,581
Sales for resale - affiliates                                   426,919      280,443      617,696      714,365
--------------------------------------------------------------------------------------------------------------
Total                                                        10,497,321   10,159,155   10,311,345   10,518,256
==============================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                        6.16         6.08         5.67         5.66
Commercial                                                         5.96         5.92         5.86         6.02
Industrial                                                         3.59         3.31         3.55         3.74
Total retail                                                       4.89         4.69         4.73         4.85
Total sales                                                        4.45         4.21         4.14         4.20
Residential Average Annual Kilowatt-Hour Use Per Customer        12,780       12,066       12,338       12,228
Residential Average Annual Revenue Per Customer                 $786.71      $733.90      $699.11      $692.70
Plant Nameplate Capacity Ratings (year-end) (megawatts)           2,011        2,011        2,011        1,998
Maximum Peak-Hour Demand (megawatts):
Winter                                                            1,401        1,386        1,267        1,201
Summer                                                            1,872        1,755        1,682        1,724
Annual Load Factor (percent)                                       60.0         60.8         61.5         59.0
Plant Availability - Fossil-Steam (percent)                        88.0         92.0         89.8         93.3
--------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                               63.5         60.4         64.1         62.6
Oil and gas                                                         7.6          5.8          8.1         14.0
Purchased power -
  From non-affiliates                                               1.3          1.2          0.7          0.8
  From affiliates                                                  27.6         32.6         27.1         22.6
--------------------------------------------------------------------------------------------------------------
Total                                                             100.0        100.0        100.0        100.0
==============================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                              10,075        9,888       10,142       10,319
Cost of fuel per million BTU (cents)                             170.13       162.27       177.52       183.27
Average cost of fuel per net kilowatt-hour generated (cents)       1.71         1.60         1.80         1.89
--------------------------------------------------------------------------------------------------------------


                                      II-211A


SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1996 Annual Report

==============================================================================================================
                                                                   1989         1988         1987         1986
--------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                    $100,068      $96,711      $98,338     $101,984
Commercial                                                      103,403       98,772       98,669      100,521
Industrial                                                      128,983      123,038      129,004      134,501
Other                                                             5,992        5,874        5,723        5,882
--------------------------------------------------------------------------------------------------------------
Total retail                                                    338,446      324,395      331,734      342,888
Sales for resale - non-affiliates                                82,111       75,525       88,060      107,270
Sales for resale - affiliates                                    16,938       33,747       31,278       21,669
--------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                        437,495      433,667      451,072      471,827
Other revenues                                                    5,155        4,272        4,771        4,438
--------------------------------------------------------------------------------------------------------------
Total                                                          $442,650     $437,939     $455,843     $476,265
==============================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                   1,741,855    1,686,722    1,658,327    1,674,407
Commercial                                                    1,686,302    1,607,988    1,555,044    1,544,899
Industrial                                                    3,204,208    2,879,457    2,862,632    2,877,026
Other                                                            87,611       86,049       81,153       81,352
--------------------------------------------------------------------------------------------------------------
Total retail                                                  6,719,976    6,260,216    6,157,156    6,177,684
Sales for resale - non-affiliates                             2,798,086    2,280,341    2,615,058    2,382,443
Sales for resale - affiliates                                   527,970    1,100,808      955,303      704,461
--------------------------------------------------------------------------------------------------------------
Total                                                        10,046,032    9,641,365    9,727,517    9,264,588
==============================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                        5.74         5.73         5.93         6.09
Commercial                                                         6.13         6.14         6.35         6.51
Industrial                                                         4.03         4.27         4.51         4.68
Total retail                                                       5.04         5.18         5.39         5.55
Total sales                                                        4.35         4.50         4.64         5.09
Residential Average Annual Kilowatt-Hour Use Per Customer        11,842       11,499       11,356       11,498
Residential Average Annual Revenue Per Customer                 $680.32      $659.30      $673.41      $700.32
Plant Nameplate Capacity Ratings (year-end) (megawatts)           1,998        1,966        1,966        1,966
Maximum Peak-Hour Demand (megawatts):
Winter                                                            1,556        1,284        1,224        1,208
Summer                                                            1,682        1,621        1,548        1,612
Annual Load Factor (percent)                                       58.8         57.6         59.0         56.8
Plant Availability - Fossil-Steam (percent)                        94.0         93.0         93.5         93.2
--------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                               63.4         86.3         79.4         74.1
Oil and gas                                                        13.5          4.8          5.3          5.1
Purchased power -
  From non-affiliates                                               0.5          0.4          0.3          2.0
  From affiliates                                                  22.6          8.5         15.0         18.8
--------------------------------------------------------------------------------------------------------------
Total                                                             100.0        100.0        100.0        100.0
==============================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                              10,159       10,220       10,525       10,569
Cost of fuel per million BTU (cents)                             178.38       185.13       194.46       224.63
Average cost of fuel per net kilowatt-hour generated (cents)       1.81         1.89         2.05         2.37
--------------------------------------------------------------------------------------------------------------


                                      II-211B

STATEMENTS OF INCOME
Mississippi Power Company

-----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                        1996              1995             1994
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                            $522,199          $508,862         $489,624
   Revenues from affiliates                                                              21,830             7,691            9,538
-----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                544,029           516,553          499,162
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                               141,532           111,071          102,216
     Purchased power from non-affiliates                                                 17,960             6,019            2,711
     Purchased power from affiliates                                                     33,245            57,777           68,543
     Proceeds from settlement of disputed contracts                                           -                 -                -
     Other                                                                              106,061           107,296           97,988
   Maintenance                                                                           47,091            39,627           45,785
   Depreciation and amortization                                                         44,906            39,224           35,716
   Taxes other than income taxes                                                         43,545            42,443           41,742
   Federal and state income taxes                                                        32,618            34,486           31,386
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                466,958           437,943          426,087
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         77,071            78,610           73,075
Other Income (Expense):
   Allowance for equity funds used during construction                                      344               366            1,099
   Interest income                                                                          239               199               87
   Other, net                                                                             3,801             4,596            2,033
   Income taxes applicable to other income                                                 (932)           (1,006)            (227)
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           80,523            82,765           76,067
-----------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                            19,898            21,898           19,725
   Allowance for debt funds used during construction                                       (713)             (399)          (1,039)
   Interest on notes payable                                                              1,416             1,141            1,442
   Amortization of debt discount, premium, and expense, net                               1,547             1,510            1,479
   Other interest charges                                                                   753             1,185              404
-----------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                     22,901            25,335           22,011
-----------------------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                                    57,622            57,430           54,056
-----------------------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
   Loss from operations of discontinued subsidiary, net of taxes                              -                 -                -
   Loss on disposal of discontinued subsidiary, net of taxes                                  -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Net Loss From Discontinued Operations                                                         -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               57,622            57,430           54,056
Dividends on Preferred Stock                                                              4,899             4,899            4,899
-----------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                          $ 52,723       $    52,531         $ 49,157
===================================================================================================================================

STATEMENTS OF INCOME
Mississippi Power Company

-----------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                           1993          1992          1991          1990
-----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                               $459,364      $424,392      $414,342      $426,714
   Revenues from affiliates                                                 15,519        10,055        18,044        20,157
-----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                   474,883       434,447       432,386       446,871
-----------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                  113,986        96,743       120,485       138,303
     Purchased power from non-affiliates                                     2,198         1,337           851         1,406
     Purchased power from affiliates                                        58,019        60,689        45,506        49,547
     Proceeds from settlement of disputed contracts                              -          (189)       (4,205)            -
     Other                                                                 100,381        90,581        86,932        83,730
   Maintenance                                                              44,001        43,165        44,166        33,368
   Depreciation and amortization                                            33,099        32,789        32,147        30,770
   Taxes other than income taxes                                            37,145        34,664        35,414        32,709
   Federal and state income taxes                                           22,668        16,378        13,976        17,144
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                   411,497       376,157       375,272       386,977
-----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                            63,386        58,290        57,114        59,894
Other Income (Expense):
   Allowance for equity funds used during construction                       1,010           642           728           307
   Interest income                                                             517           766         1,093           829
   Other, net                                                                3,971         5,501         3,845         6,297
   Income taxes applicable to other income                                  (1,158)       (1,427)         (863)       (1,666)
-----------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                              67,726        63,772        61,917        65,661
-----------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                               17,688        22,357        23,656        22,221
   Allowance for debt funds used during construction                          (788)         (563)         (584)         (600)
   Interest on notes payable                                                 1,000           362           603         1,142
   Amortization of debt discount, premium, and expense, net                  1,262           630           377           359
   Other interest charges                                                      728           339           285           333
-----------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                        19,890        23,125        24,337        23,455
-----------------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                       47,836        40,647        37,580        42,206
-----------------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
   Loss from operations of discontinued subsidiary, net of taxes                 -             -        (6,404)       (4,669)
   Loss on disposal of discontinued subsidiary, net of taxes                     -             -        (5,455)            -
-----------------------------------------------------------------------------------------------------------------------------
Net Loss From Discontinued Operations                                            -             -       (11,859)       (4,669)
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                  47,836        40,647        25,721        37,537
Dividends on Preferred Stock                                                 5,400         3,857         3,094         3,361
-----------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                           $   42,436      $ 36,790      $ 22,627     $  34,176
=============================================================================================================================

                                     II-213A

STATEMENTS OF INCOME
Mississippi Power Company

-------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                              1989          1988          1987          1986
-------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                 $425,712      $404,192      $424,565      $454,596
   Revenues from affiliates                                                   16,938        33,747        31,278        21,669
-------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                     442,650       437,939       455,843       476,265
-------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                    133,671       165,912       167,165       183,515
     Purchased power from non-affiliates                                       1,266         1,257         1,108         4,671
     Purchased power from affiliates                                          47,066        19,270        36,114        46,322
     Proceeds from settlement of disputed contracts                                -             -             -             -
     Other                                                                    84,820        83,542        81,331        70,009
   Maintenance                                                                35,658        33,412        33,974        31,368
   Depreciation and amortization                                              28,001        26,610        26,210        30,293
   Taxes other than income taxes                                              32,435        29,638        27,882        26,145
   Federal and state income taxes                                             18,387        20,313        23,888        30,881
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                     381,304       379,954       397,672       423,204
-------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                              61,346        57,985        58,171        53,061
Other Income (Expense):
   Allowance for equity funds used during construction                           903           850           608         1,030
   Interest income                                                             1,096         1,030         1,121           864
   Other, net                                                                  6,013         6,399         7,065         8,983
   Income taxes applicable to other income                                    (1,392)       (1,148)       (2,507)       (3,517)
-------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                67,966        65,116        64,458        60,421
-------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                 21,685        22,271        24,139        22,707
   Allowance for debt funds used during construction                            (821)         (595)         (652)         (770)
   Interest on notes payable                                                     689           341           558           252
   Amortization of debt discount, premium, and expense, net                      362           363           388           245
   Other interest charges                                                        566           522           601           283
-------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                          22,481        22,902        25,034        22,717
-------------------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                         45,485        42,214        39,424        37,704
-------------------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
   Loss from operations of discontinued subsidiary, net of taxes              (3,459)       (2,549)         (487)            -
   Loss on disposal of discontinued subsidiary, net of taxes                       -             -             -             -
-------------------------------------------------------------------------------------------------------------------------------
Net Loss From Discontinued Operations                                         (3,459)       (2,549)         (487)            -
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                    42,026        39,665        38,937        37,704
Dividends on Preferred Stock                                                   3,450         3,584         3,737         3,890
-------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                               $ 38,576     $  36,081     $  35,200      $ 33,814
===============================================================================================================================



                                   II-213B

STATEMENTS OF CASH FLOWS
Mississippi Power Company

-----------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                1996           1995            1994
-----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                 $     57,622    $    57,430     $    54,056
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                               50,551         51,588          47,827
     Deferred income taxes, net                                                      74           (480)          1,563
     Deferred investment tax credits, net                                             -              -               -
     Allowance for equity funds used during construction                           (344)          (366)         (1,099)
     Non-cash proceeds from settlement of disputed contracts                          -              -               -
     Other, net                                                                   9,787          5,704           5,230
     Changes in certain current assets and liabilities --
       Receivables, net                                                           5,118         (8,758)          3,066
       Inventories                                                                4,973          3,962          (9,856)
       Payables                                                                   2,077         17,421          (8,754)
       Other                                                                        292            681           3,334
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                     130,150        127,182          95,367
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (61,314)       (67,570)       (104,014)
Other                                                                            (2,258)        (1,697)        (14,087)
-----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (63,572)       (69,267)       (118,101)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                    -              -               -
   First mortgage bonds                                                               -         30,000          35,000
   Pollution control bonds                                                            -         10,600               -
   Other long-term debt                                                          80,000              -          85,310
   Capital contributions                                                             27              -          25,000
Redemptions:
   Preferred stock                                                                    -              -               -
   First mortgage bonds                                                         (45,447)        (1,625)        (32,628)
   Pollution control bonds                                                          (10)           (10)            (10)
   Other long-term debt                                                         (55,000)       (40,689)         (9,299)
Notes payable, net                                                                    -              -         (40,000)
Payment of preferred stock dividends                                             (4,899)        (4,899)         (4,899)
Payment of common stock dividends                                               (43,900)       (39,400)        (34,100)
Miscellaneous                                                                    (2,932)          (568)         (1,201)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                          (72,161)       (46,591)         23,173
-----------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                          (5,583)        11,324             439
Cash and Cash Equivalents at Beginning of Year                                   12,641          1,317             878
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $      7,058    $    12,641     $     1,317
=======================================================================================================================
( ) Denotes use of cash.


STATEMENTS OF CASH FLOWS
Mississippi Power Company

-----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                 1993          1992          1991          1990
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                   $    47,836   $    40,647   $    25,721   $    37,537
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                                45,660        41,472        41,773        41,079
     Deferred income taxes, net                                                    5,039        (5,473)      (11,869)        2,756
     Deferred investment tax credits, net                                              -             -            (2)          (26)
     Allowance for equity funds used during construction                          (1,010)         (642)         (728)         (307)
     Non-cash proceeds from settlement of disputed contracts                           -          (189)       (4,071)            -
     Other, net                                                                    3,005         8,093        (4,982)        7,257
     Changes in certain current assets and liabilities --
       Receivables, net                                                           (4,347)        1,002        35,343        (6,252)
       Inventories                                                                11,119           975        10,518        (8,922)
       Payables                                                                    4,133           460        (4,949)       (5,552)
       Other                                                                      (8,033)        6,095        11,433        (1,461)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                      103,402        92,440        98,187        66,109
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (139,976)      (68,189)      (53,675)      (49,009)
Other                                                                              7,562         4,235         2,148         4,481
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (132,414)      (63,954)      (51,527)      (44,528)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                23,404        35,000             -             -
   First mortgage bonds                                                           70,000        40,000        50,000             -
   Pollution control bonds                                                        38,875        23,300             -             -
   Other long-term debt                                                                -             -           844             -
   Capital contributions                                                          30,036            26             -             -
Redemptions:
   Preferred stock                                                               (23,404)            -        (4,118)         (750)
   First mortgage bonds                                                          (51,300)     (104,703)            -        (4,000)
   Pollution control bonds                                                       (25,885)      (23,650)         (300)         (288)
   Other long-term debt                                                           (8,170)       (6,212)       (8,958)       (6,416)
Notes payable, net                                                                 9,000        26,500       (25,603)       17,146
Payment of preferred stock dividends                                              (5,400)       (3,857)       (3,094)       (3,361)
Payment of common stock dividends                                                (29,000)      (28,000)      (28,500)      (27,500)
Miscellaneous                                                                     (5,683)       (7,821)         (839)            2
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                            22,473       (49,417)      (20,568)      (25,167)
-----------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                           (6,539)      (20,931)       26,092        (3,586)
Cash and Cash Equivalents at Beginning of Year                                     7,417        28,348         2,256         5,842
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                     $       878   $     7,417   $    28,348   $     2,256
===================================================================================================================================
( ) Denotes use of cash.


                                    II-215A

STATEMENTS OF CASH FLOWS
Mississippi Power Company

-----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                1989          1988           1987          1986
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                 $     42,026  $      39,665   $    38,937   $    37,704
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                               35,878         34,440        33,971        33,432
     Deferred income taxes, net                                                    (294)        (3,053)       10,035        41,059
     Deferred investment tax credits, net                                           (38)           571           896         2,442
     Allowance for equity funds used during construction                           (903)          (850)         (608)       (1,030)
     Non-cash proceeds from settlement of disputed contracts                          -              -             -             -
     Other, net                                                                   4,306          3,503         1,965       (14,162)
     Changes in certain current assets and liabilities --
       Receivables, net                                                         (18,506)           816        12,000        (1,708)
       Inventories                                                                3,687            283        13,708        (8,499)
       Payables                                                                   1,307         (5,241)        7,487       (14,502)
       Other                                                                      2,172         (2,294)       (9,342)       11,546
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                      69,635         67,840       109,049        86,282
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (43,916)       (54,550)      (53,288)      (62,488)
Other                                                                             1,860          8,368        (1,461)      (61,162)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (42,056)       (46,182)      (54,749)     (123,650)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                    -              -             -             -
   First mortgage bonds                                                               -              -             -        35,000
   Pollution control bonds                                                            -              -             -             -
   Other long-term debt                                                             844              -           130        60,663
   Capital contributions                                                              -              -        16,000           400
Redemptions:
   Preferred stock                                                                 (750)        (1,500)       (1,500)       (1,500)
   First mortgage bonds                                                          (3,823)             -       (29,701)      (29,250)
   Pollution control bonds                                                          (62)           (50)          (50)          (50)
   Other long-term debt                                                          (5,919)        (5,401)       (4,974)         (200)
Notes payable, net                                                                6,457          6,500             -             -
Payment of preferred stock dividends                                             (3,450)        (3,584)       (3,737)       (3,890)
Payment of common stock dividends                                               (27,000)       (27,600)      (24,700)      (23,700)
Miscellaneous                                                                         -              -        (2,696)       (2,929)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                          (33,703)       (31,635)      (51,228)       34,544
-----------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                          (6,124)        (9,977)        3,072        (2,824)
Cash and Cash Equivalents at Beginning of Year                                   11,966         21,943        18,871        21,695
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $      5,842  $      11,966   $    21,943   $    18,871
===================================================================================================================================
( ) Denotes use of cash.


                                    II-215B

BALANCE SHEETS
Mississippi Power Company

------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                1996               1995               1994
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                         $   722,183         $  717,055         $  705,043
  Transmission                                                                  241,509            220,038            202,503
  Distribution                                                                  356,305            335,163            313,345
  General                                                                       163,878            162,071            164,141
  Construction work in progress                                                  35,100             41,210             44,838
------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                       1,518,975          1,475,537          1,429,870
Accumulated provision for depreciation                                          526,776            499,308            477,098
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       992,199            976,229            952,772
Less property-related accumulated deferred income taxes                               -                  -                  -
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       992,199            976,229            952,772
------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                           -                  -                  -
  Miscellaneous                                                                   3,054              4,160              3,353
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                         3,054              4,160              3,353
------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                       7,058             12,641              1,317
  Investment securities                                                               -                  -                  -
  Receivables, net                                                               34,288             39,358             25,424
  Accrued utility revenues                                                       12,334             12,382             14,428
  Fossil fuel stock, at average cost                                             12,168             15,666             16,885
  Materials and supplies, at average cost                                        21,083             22,558             25,301
  Current portion of deferred fuel commitments                                        -              1,546              1,068
  Prepayments                                                                    11,971              7,584             11,189
  Vacation pay deferred                                                           4,806              4,715              4,588
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       103,708            116,450            100,200
------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                                   1,548              1,530              1,358
  Premium on reacquired debt, being amortized                                    10,672              8,509              9,571
  Deferred fuel commitments                                                           -                  -              9,000
  Deferred charges related to income taxes                                       22,274             23,384             25,036
  Miscellaneous                                                                   8,872             18,691             22,421
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                        43,366             52,114             67,386
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                 $1,142,327         $1,148,953         $1,123,711
==============================================================================================================================
                                     II-216

BALANCE SHEETS
Mississippi Power Company

--------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                         1993           1992            1991            1990
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                               $      597,425  $     576,848   $     567,588   $     560,537
  Transmission                                                           188,375        173,278         162,379         151,949
  Distribution                                                           295,799        279,335         259,929         247,705
  General                                                                157,248        151,044         141,564         136,815
  Construction work in progress                                          108,063         41,692          33,078          26,816
--------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                1,346,910      1,222,197       1,164,538       1,123,822
Accumulated provision for depreciation                                   462,725        440,777         415,135         392,440
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                884,185        781,420         749,403         731,382
Less property-related accumulated deferred income taxes                        -        142,338         138,616         139,970
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                884,185        639,082         610,787         591,412
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                    -              -           4,113               -
  Miscellaneous                                                           11,289          4,539           3,954           8,631
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 11,289          4,539           8,067           8,631
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                  878          7,417          28,348           2,256
  Investment securities                                                        -          3,622               -               -
  Receivables, net                                                        28,021         20,219          27,152          67,734
  Accrued utility revenues                                                14,897         14,898          12,420          10,797
  Fossil fuel stock, at average cost                                      11,185         21,341          22,373          29,812
  Materials and supplies, at average cost                                 21,145         22,108          22,051          25,130
  Current portion of deferred fuel commitments                               440          1,861             933           1,430
  Prepayments                                                              8,971          5,869           6,137          11,392
  Vacation pay deferred                                                    4,797          4,651           4,406           3,955
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 90,334        101,986         123,820         152,506
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                            1,103            804             981             824
  Premium on reacquired debt, being amortized                             10,563         10,102           4,676           4,919
  Deferred fuel commitments                                               17,520         25,255          31,039          39,020
  Deferred charges related to income taxes                                25,267              -               -               -
  Miscellaneous                                                           10,073          9,515          11,271           2,714
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 64,526         45,676          47,967          47,477
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                      $    1,050,334  $     791,283   $     790,641   $     800,026
================================================================================================================================


                                     II-217A

BALANCE SHEETS
Mississippi Power Company

--------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                           1989           1988            1987            1986
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                   $   547,946    $  529,742      $  524,198     $   509,128
  Transmission                                                           147,288        134,674         130,963         125,304
  Distribution                                                           229,238        221,327         207,810         195,042
  General                                                                133,361        137,333         127,690         114,042
  Construction work in progress                                           27,057         35,204          27,755          33,544
--------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                1,084,890      1,058,280       1,018,416         977,060
Accumulated provision for depreciation                                   366,193        348,085         328,761         312,571
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                718,697        710,195         689,655         664,489
Less property-related accumulated deferred income taxes                  138,071        134,220         127,912         120,990
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                580,626        575,975         561,743         543,499
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                    -              -               -               -
  Miscellaneous                                                            7,792          8,153           4,122           1,738
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  7,792          8,153           4,122           1,738
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                5,842         11,966          21,943          18,871
  Investment securities                                                        -              -               -               -
  Receivables, net                                                        58,425         43,246          42,218          48,158
  Accrued utility revenues                                                13,854         10,527          12,371          18,431
  Fossil fuel stock, at average cost                                      24,788         26,587          29,989          46,067
  Materials and supplies, at average cost                                 21,232         23,120          20,001          17,631
  Current portion of deferred fuel commitments                             3,017              -               -               -
  Prepayments                                                             12,512         12,341             830             973
  Vacation pay deferred                                                    3,910          3,815           3,956           3,559
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                143,580        131,602         131,308         153,690
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                              886            949           1,012           1,212
  Premium on reacquired debt, being amortized                              5,161          5,404           5,647           2,800
  Deferred fuel commitments                                               45,103         50,714          55,889          60,663
  Deferred charges related to income taxes                                     -              -               -               -
  Miscellaneous                                                            3,422          6,522           4,347           3,508
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 54,572         63,589          66,895          68,183
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                          $  786,570     $  779,319      $  764,068     $   767,110
================================================================================================================================

                                     II-217B

BALANCE SHEETS
Mississippi Power Company

------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                1996               1995               1994
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                           $       37,691      $      37,691      $      37,691
  Paid-in capital                                                               179,389            179,362            179,362
  Premium on preferred stock                                                        372                372                372
  Earnings retained in the business                                             166,282            157,459            144,328
------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                         383,734            374,884            361,753
  Preferred stock                                                                74,414             74,414             74,414
  Preferred stock subject to mandatory redemption                                     -                  -                  -
  Long-term debt                                                                326,379            288,820            306,522
------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                               784,527            738,118            742,689
------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                              -                  -                  -
  Preferred stock due within one year                                                 -                  -                  -
  Long-term debt due within one year                                                 10             57,229             41,199
  Accounts payable                                                               51,644             50,775             34,481
  Customer deposits                                                               3,154              2,716              2,712
  Taxes accrued                                                                  32,445             31,913             31,657
  Interest accrued                                                                4,384              4,701              4,427
  Vacation pay accrued                                                            4,793              4,563              4,588
  Miscellaneous                                                                   9,149              8,890             10,025
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       105,579            160,787            129,089
------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                             133,437            129,711            129,505
  Accumulated deferred investment tax credits                                    28,333             29,773             31,228
  Deferred credits related to income taxes                                       40,568             43,266             45,832
  Miscellaneous                                                                  49,883             47,298             45,368
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       252,221            250,048            251,933
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                         $1,142,327         $1,148,953         $1,123,711
==============================================================================================================================

BALANCE SHEETS
Mississippi Power Company

--------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                         1993           1992            1991            1990
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                    $       37,691  $      37,691   $      37,691   $      37,691
  Paid-in capital                                                        154,362        124,326         124,300         124,300
  Premium on preferred stock                                                 372            194             194             299
  Earnings retained in the business                                      129,343        118,429         111,670         117,543
--------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                  321,768        280,640         273,855         279,833
  Preferred stock                                                         74,414         74,414          39,414          39,414
  Preferred stock subject to mandatory redemption                              -              -               -           3,750
  Long-term debt                                                         250,391        238,650         304,150         270,724
-----------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                        646,573        593,704         617,419         593,721
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                  40,000         31,000           4,500          30,103
  Preferred stock due within one year                                          -              -               -             368
  Long-term debt due within one year                                      19,345          8,878          14,650           7,039
  Accounts payable                                                        60,928         43,550          38,213          45,763
  Customer deposits                                                        2,786          2,976           3,109           3,430
  Taxes accrued                                                           27,138         32,035          29,609          24,935
  Interest accrued                                                         4,237          3,961           4,602           4,315
  Vacation pay accrued                                                     4,797          4,651           4,406           3,955
  Miscellaneous                                                            9,323         10,963          10,236           6,833
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                168,554        138,014         109,325         126,741
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                      124,334            169           4,117          18,992
  Accumulated deferred investment tax credits                             32,710         34,242          35,657          37,187
  Deferred credits related to income taxes                                48,228              -               -               -
  Miscellaneous                                                           29,935         25,154          24,123          23,385
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                235,207         59,565          63,897          79,564
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                              $    1,050,334  $     791,283   $     790,641   $     800,026
================================================================================================================================

                                    II-219A

BALANCE SHEETS
Mississippi Power Company

--------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                         1989           1988            1987            1986
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                    $       37,691  $      37,691   $      37,691   $      37,691
  Paid-in capital                                                        124,300        124,300         124,300         108,300
  Premium on preferred stock                                                 299            299             299             299
  Earnings retained in the business                                      110,867         99,183          90,702          80,311
--------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                  273,157        261,473         252,992         226,601
  Preferred stock                                                         39,414         39,414          39,414          39,414
  Preferred stock subject to mandatory redemption                          4,500          5,250           6,750           8,250
  Long-term debt                                                         277,693        287,525         294,811         299,684
--------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                        594,764        593,662         593,967         573,949
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                  12,957          6,500               -               -
  Preferred stock due within one year                                        368            368             368             368
  Long-term debt due within one year                                      10,717          9,789           5,451          34,724
  Accounts payable                                                        47,019         46,937          45,659          36,490
  Customer deposits                                                        3,906          3,904           3,857           3,720
  Taxes accrued                                                           23,843         21,130          21,351          29,029
  Interest accrued                                                         4,280          4,016           4,474           5,064
  Vacation pay accrued                                                     3,910          3,815           3,956           3,559
  Miscellaneous                                                            7,746          9,347           6,005           5,746
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                114,746        105,806          91,121         118,700
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                       22,085         24,556          27,411          25,922
  Accumulated deferred investment tax credits                             38,752         40,435          41,427          42,183
  Deferred credits related to income taxes                                     -              -               -               -
  Miscellaneous                                                           16,223         14,860          10,142           6,356
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 77,060         79,851          78,980          74,461
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                              $      786,570  $     779,319   $     764,068   $     767,110
================================================================================================================================


                                     II-219B

                           MISSISSIPPI POWER COMPANY
                           OUTSTANDING SECURITIES AT DECEMBER 31, 1996

                                      First Mortgage Bonds
                       Amount                  Interest            Amount
  Series               Issued                   Rate             Outstanding             Maturity
--------------------------------------------------------------------------------------------------
                     (Thousands)                                 (Thousands)
   1993                 $ 35,000               5-3/8%                 35,000               3/1/98
   1992                   40,000               6-5/8%                 40,000               8/1/00
   1994                   35,000               6.60%                  35,000               3/1/04
   1993                   35,000               7.45%                  35,000               6/1/23
   1995                   30,000               6-7/8%                 30,000              12/1/25
                        ========                                    ========
                        $175,000                                    $175,000
                        ========                                    ========

                                     Pollution Control Bonds
                       Amount                  Interest            Amount
  Series               Issued                   Rate             Outstanding             Maturity
--------------------------------------------------------------------------------------------------
                     (Thousands)                                 (Thousands)
   1977                  $ 1,000               5.80%                     960              10/1/07
   1992                    6,550                Variable               6,550              12/1/20
   1992                   16,750                Variable              16,750              12/1/22
   1993                   13,000               6.20%                  13,000               4/1/23
   1993                   25,875               5.65%                  25,875              11/1/23
   1995                   10,600                Variable              10,600               7/1/25
                         =======                                     =======
                         $73,775                                     $73,735
                         =======                                     =======

                                           Preferred Stock
                       Shares                  Dividend            Amount
  Series             Outstanding                Rate             Outstanding
--------------------------------------------------------------------------------------------------
                                                                 (Thousands)
   1947                   20,099               4.60%                   2,010
   1956                   40,000               4.40%                   4,000
   1965                   50,000               4.72%                   5,000
   1968                   50,000               7.00%                   5,000
   1992                  350,000               7.25%                  35,000
   1993                  150,000               6.32%                  15,000
   1993                   84,040               6.65%                   8,404
                        ========                                     =======
                        $744,139                                     $74,414
                        ========                                     =======


                           MISSISSIPPI POWER COMPANY

                         SECURITIES RETIRED DURING 1996

                              First Mortgage Bonds
                                     Principal                 Interest
      Series                          Amount                     Rate
------------------------------------------------------------------------
                                      (Thousands)
       1991                             45,447                  9-1/4%

                            Pollution Control Bonds
                                     Principal                  Interest
      Series                          Amount                      Rate
------------------------------------------------------------------------
                                      (Thousands)
       1977                                 10                  5.80%

                                     II-221















                       SAVANNAH ELECTRIC AND POWER COMPANY

                                FINANCIAL SECTION

MANAGEMENT'S REPORT
Savannah Electric and Power Company 1996 Annual Report

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


February 12, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Savannah Electric and Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Savannah Electric and Power Company (a Georgia corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1996 and 1995, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements (pages II-230 through II-242) referred to above present fairly, in all material respects, the financial position of Savannah Electric and Power Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/ Arthur Andersen LLP
Atlanta, Georgia
February 12, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
Savannah Electric and Power Company 1996 Annual Report


RESULTS OF OPERATIONS

Earnings

Savannah Electric and Power Company's net income after dividends on preferred stock for 1996 totaled $23.9 million, representing a $0.5 million increase over the prior year. This 2.3 percent improvement in earnings over 1995 is principally the result of increased retail energy sales primarily attributable to an increase in the number of customers served.

     In 1995, earnings were $23.4 million, representing a $1.3 million (5.8 percent) increase from the prior year. This was primarily due to higher retail energy sales as a result of exceptionally hot summer weather.

Revenues

Total revenues for 1996 were $234.1 million, reflecting a 3.7 percent increase compared to 1995. The following table summarizes revenue increases and decreases compared to prior years:

                                       Increase (Decrease)
                                         From Prior Year
                               --------------------------------------
                                    1996        1995        1994
                               --------------------------------------
  Retail --                               (in thousands)
     Sales growth                $ 3,679      $ 1,068     $ 7,884
     Weather                      (2,813)       6,232      (6,589)
     Fuel cost recovery
       and other                  12,365        6,177      (9,214)
  -------------------------------------------------------------------
  Total retail                    13,231       13,477      (7,919)
  -------------------------------------------------------------------
  Sales for resale--
     Non-affiliates                  147       (2,935)     (1,235)
     Affiliates                   (4,070)         754       4,013
  -------------------------------------------------------------------
  Total sales for resale          (3,923)      (2,181)      2,778
  -------------------------------------------------------------------
  Other operating revenues          (963)       2,648      (1,516)
  -------------------------------------------------------------------
  Total operating revenues       $ 8,345      $13,944     $(6,657)
  ===================================================================
  Percent change                     3.7%         6.6%       (3.0)%
  -------------------------------------------------------------------

     Retail revenues increased 6.2 percent in 1996, compared to an increase of
6.7 percent in 1995. The increase in 1996 retail revenues is attributable to an increase in the number of customers served and an increase in fuel cost recovery revenues. Industrial energy sales were lower primarily due to a decrease in the demand of a major customer. Under the Company's fuel cost recovery provisions, fuel revenues--including purchased energy--generally equal fuel expense and have no effect on earnings. The $1.0 million decrease in other operating revenues reflects the elimination of the demand-side management rider in 1995. Revenues from demand-side management riders (included in retail revenues) recovered demand-side management program costs and had little impact on earnings. See Note 3 to the financial statements for further information on the Company's demand-side management programs.

    The increase in 1995 retail revenues was attributable to hot summer weather, an increase in the number of customers served, higher demand in the industrial sector, and an increase in fuel cost recovery revenues.

     Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. Capacity revenues continued to decrease in 1996 primarily as a result of the scheduled decline in megawatts of capacity under contract. The capacity and energy components were as follows:

                         1996       1995        1994
                     ---------------------------------
                                (in thousands)
Capacity               $    2     $    3      $  448
Energy                  1,329      1,250       3,052
------------------------------------------------------
Total                  $1,331     $1,253      $3,500
======================================================

     Sales to affiliated companies within the Southern electric system vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have little impact on earnings.

Savannah Electric and Power Company 1996 Annual Report


     Changes in revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour sales for 1996 and the percent change by year were as follows:

                          KWH                Percent Change
                      ------------     ---------------------------
                         1996             1996    1995      1994
                      ------------     ---------------------------
                       (millions)
Residential                 1,457         3.9%     8.0%     (2.3)%
Commercial                  1,141         3.8      5.1       2.9
Industrial                    839        (5.5)    11.0      (6.4)
Other                         126         0.1      5.4       3.1
                      ------------
Total retail                3,563         1.4      7.7      (1.6)
Sales for resale
  Non-affiliates               91         4.4    (56.5)    (18.4)
  Affiliates                   42       (34.4)   (31.5)     23.4
                      ------------
Total                       3,696         0.8%     3.1%     (2.2)%
==================================================================

Expenses

Total operating expenses for 1996 were $195.2 million, reflecting an $7.7 million increase over 1995. Major components of this increase include $5.3 million in purchased power from affiliates and $3.8 million in fuel, partially offset by a $1.2 million reduction in other operation expenses. The increase in purchased power from affiliates was due to an increase in the unit cost of purchased power. The increase in fuel expense was primarily attributable to higher generation and an increase in the unit cost of gas. The reduction in other operation expense primarily resulted from the demand-side management program being discontinued in December 1995.

     In 1995, total operating expenses were $187.5 million, reflecting an $11.8 million increase from 1994. This increase includes $6.8 million in fuel, $3.6 million in other operation, $1.1 million in maintenance, and $1.1 million in depreciation and amortization, partially offset by a $2.6 million reduction in purchased power from affiliates. The increase in fuel expense was primarily attributable to the exceptionally hot summer weather, which not only increased generation but also necessitated greater use of more costly gas-fired sources of generation. The increase in other operation expense was due to increased expenses related to demand-side management programs and employee incentive compensation programs. The increase in maintenance expense reflects maintenance performed at Plants Kraft and McIntosh during 1995, and the increase in depreciation and amortization reflects the completion in 1994 of two combustion turbine units.

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

     The amount and sources of energy supply, the average cost of fuel per net kilowatt-hour generated, the average cost of purchased power per net kilowatt-hour, and the total average cost of energy supply were as follows:

                                         1996     1995     1994
                                      --------------------------
 Total energy supply
    (millions of kilowatt-hours)        3,917    3,908    3,768
 Sources of energy supply
    (percent) --
      Coal                                 28       24       18
      Oil                                   -        -        1
      Gas                                   3        6        1
      Purchased Power                      69       70       80
 Average cost of fuel per net
    kilowatt-hour generated
    (cents) --
      Coal                               1.76     1.77     2.19
      Oil                                5.79     5.14     3.89
      Gas                                8.89     3.76     5.19
 Average cost of purchased
    power per net kilowatt-
    hour (cents)                         2.25     2.02     1.92
 Total average cost of
    energy supply                        2.30     2.07     2.02
 ---------------------------------------------------------------

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

Savannah Electric and Power Company 1996 Annual Report


Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment.

     Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. Traditionally, these factors included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area. However, the Energy Policy Act of 1992 (Energy Act) is having a dramatic effect on the future of the electric utility industry. The Energy Act promotes energy efficiency, alternative fuel use, and increased competition for electric utilities. The Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access a utility's transmission network to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities.

   Various federal and state initiatives designed to promote wholesale and retail competition, among other things, include proposals that would allow customers to choose their electricity provider. As the initiatives materialize, the structure of the utility industry could radically change. Certain initiatives could result in a change in the ownership and/or operation of generation and transmission facilities. Numerous issues must be resolved, including significant ones relating to transmission pricing and recovery of stranded investments. Being a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation. Unless the Company remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings.

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

     In August 1995, the GPSC ordered the phase out of the Company's demand-side management programs effective December 31, 1995 and the elimination of demand-side management rate riders effective October 1, 1995. In June 1996, the Company refunded to customers approximately $0.3 million which had been overcollected from the rate riders.

FINANCIAL CONDITION

Overview

The principal change in the Company's financial condition in 1996 was the addition of $29 million to utility plant. The funds needed for gross property additions are currently provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes and from financing activities. See Statements of Cash Flows for additional information.

Savannah Electric and Power Company 1996 Annual Report

Capital Structure

As of December 31, 1996, the Company's capital structure consisted of 46.7 percent common equity, 9.5 percent preferred stock and 43.8 percent long-term debt, excluding amounts due within one year. The Company's long-term financial objective for capitalization ratios is to maintain a capital structure of common equity at 48 percent, preferred stock at 10 percent and debt at 42 percent.

     In May 1996, the Company issued $20 million of 6.90% first mortgage bonds maturing in 2006 and $10 million of 6.88% term notes maturing in 2001. Maturities and retirements of long-term debt were $29 million in 1996, $29 million in 1995 and $5 million in 1994.

     In March 1996, the Company entered into a fifteen year variable rate capital lease agreement with the Savannah Economic Development Authority for a coal ship docking and unloading facility at Plant Kraft.

     The composite interest rates and dividend rate for the years 1994 through 1996 as of year-end were as follows:

                                    1996        1995      1994
                                -------------------------------
Composite interest rates
   on long-term debt                 7.0%       7.5%      8.0%
Preferred stock dividend rate        6.6%       6.6%      6.6%
---------------------------------------------------------------

     The Company's current securities ratings are as follows:

                                                      Standard
                                         Moody's      & Poor's
                                       --------------------------

First Mortgage Bonds                       A1                A+
Preferred Stock                           "a2"               A
-----------------------------------------------------------------

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $72 million ($26 million in 1997, $22 million in 1998, and $24 million in 1999). Actual construction costs may vary from this estimate because of factors such as changes in: business conditions; environmental regulations; load projections; the cost and efficiency of construction labor, equipment and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. The Company does not have any traditional baseload generating plants under construction, and current energy demand forecasts do not require any additional traditional baseload facilities until well into the future. Construction of transmission and distribution facilities and upgrading of generating plants will be continuing.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $21.6 million will be needed by the end of 1999 for maturities of long-term debt and present sinking fund requirements.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act--the acid rain compliance provision of the law--impacts the Company and other subsidiaries of Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units of Southern Company. As a result of Southern Company's compliance strategy, an additional 22 generating units, which included four of the Company's units, were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

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

     Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. This compliance strategy resulted in unused emission allowances being banked for later use. Construction expenditures for Phase I compliance totaled approximately $2 million for Savannah Electric.

Savannah Electric and Power Company 1996 Annual Report


     For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as required to meet Phase II limits. Therefore, current compliance strategy could require total Phase II estimated construction expenditures of approximately $4 million for the Company. However, the full impact of Phase II compliance cannot now be determined with certainty, pending the continuing development of a market for emission allowances, the completion of EPA regulations, and the possibility of new emission reduction technologies.

     An increase of up to 1 percent in annual revenue requirements from customers could be necessary to fully recover the Company's cost of compliance for both Phase I and Phase II of Title IV of the Clean Air Act. Compliance costs include construction expenditures, increased costs for switching to low-sulfur coal, and costs related to emission allowances.

     A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

     The EPA and state environmental regulatory agencies are reviewing and evaluating various matters including: revisions to the ambient air quality standards for ozone and particulate matter; emission control strategies for ozone nonattainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

     The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur substantial costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required cleanup costs and will recognize in the financial statements any costs to clean up known sites.

     Several major pieces of environmental legislation are being considered for reauthorization or amendment by Congress. These include: the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; the Toxic Substances Control Act; and the Endangered Species Act. Changes to these laws could affect many areas of Southern Company's operations. The full impact of any such changes cannot be determined at this time.

     Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect Southern Company. The impact of new legislation--if any--will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for liability as the result of lawsuits alleging damages caused by electromagnetic fields.

Sources of Capital

At December 31, 1996, the Company had $5.2 million of cash and $20.5 million of unused short-term credit arrangements with banks to meet its short-term cash needs. Revolving credit arrangements of $20 million, which expire December 31, 1998, are also used to meet short-term cash needs and to provide additional interim funding for the Company's construction program. Of the revolving credit arrangements, $15 million remained unused at December 31, 1996.

     It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations and the sale of additional first mortgage bonds and preferred stock and capital contributions from Southern Company. The Company is required to meet certain earnings coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficiently high to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.


STATEMENTS OF INCOME
For the Years Ended December 31, 1996, 1995, and 1994
Savannah Electric and Power Company 1996 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
                                                                                           1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Operating Revenues (Notes 1 and 3):
Revenues                                                                               $230,944        $218,529        $205,339
Revenues from affiliates                                                                  3,130           7,200           6,446
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                234,074         225,729         211,785
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
   Fuel                                                                                  29,139          25,386          18,555
   Purchased power from non-affiliates                                                    2,350           2,139           1,839
   Purchased power from affiliates                                                       58,591          53,252          55,822
   Other                                                                                 44,007          45,214          41,623
Maintenance                                                                              14,140          13,668          12,560
Depreciation and amortization (Note 1)                                                   19,113          18,949          17,854
Taxes other than income taxes                                                            11,675          11,465          11,074
Federal and state income taxes (Notes 1 and 6)                                           16,175          17,378          16,289
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                195,190         187,451         175,616
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         38,884          38,278          36,169
Other Income (Expense):
Allowance for equity funds used during construction (Note 1)                                317             163             831
Interest income                                                                             201             164              54
Other, net                                                                               (1,756)           (618)         (1,032)
Income taxes applicable to other income (Notes 1 and 6)                                   1,034             651             864
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           38,680          38,638          36,886
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                               11,563          12,380          12,585
Allowance for debt funds used during construction (Note 1)                                 (333)           (450)         (1,225)
Interest on notes payable                                                                   229             135             205
Amortization of debt discount, premium, and expense, net                                    579             448             550
Other interest charges                                                                      378             406             337
--------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                     12,416          12,919          12,452
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               26,264          25,719          24,434
Dividends on Preferred Stock                                                              2,324           2,324           2,324
================================================================================================================================
Net Income After Dividends on Preferred Stock                                          $ 23,940        $ 23,395        $ 22,110
================================================================================================================================


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1996, 1995, and 1994

--------------------------------------------------------------------------------------------------------------------------------
                                                                                           1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)

Balance at Beginning of Period                                                         $105,033        $ 99,216        $ 93,479
Net income after dividends on preferred stock                                            23,940          23,395          22,110
Cash dividends on common stock                                                          (19,600)        (17,600)        (16,300)
Preferred stock transactions, net                                                             -              22             (73)
--------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (Note 10)                                                     $109,373        $105,033        $ 99,216
================================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1996, 1995, and 1994
Savannah Electric and Power Company 1996 Annual Report

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in thousands)
Operating Activities:
Net income                                                                            $ 26,264         $ 25,719          $ 24,434
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                  20,246           20,535            19,353
         Deferred income taxes and investment tax credits                                7,482            4,359             1,625
         Allowance for equity funds used during construction                              (317)            (163)             (831)
         Other, net                                                                        705               35               826
         Changes in certain current assets and liabilities --
            Receivables, net                                                              (641)          (6,241)           18,481
            Inventories                                                                    410            2,318             1,144
            Payables                                                                     4,242            2,213           (19,957)
            Other                                                                       (5,953)          (1,848)             (117)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                             52,438           46,927            44,958
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                               (28,950)         (26,503)          (30,078)
Other                                                                                   (3,173)           3,198              (841)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                 (32,123)         (23,305)          (30,919)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     First mortgage bonds                                                               20,000           15,000                 -
     Other long-term debt                                                               17,000           33,500             8,500
Retirements:
     First mortgage bonds                                                              (29,400)         (29,250)           (5,065)
     Other long-term debt                                                                 (397)         (23,003)             (823)
Notes payable, net                                                                       1,000            1,500              (500)
Payment of preferred stock dividends                                                    (2,324)          (2,324)           (2,129)
Payment of common stock dividends                                                      (19,600)         (17,600)          (16,300)
Miscellaneous                                                                           (2,257)          (2,131)              (74)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                 (15,978)         (24,308)          (16,391)
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                     4,337             (686)           (2,352)
Cash and Cash Equivalents at Beginning of Year                                             877            1,563             3,915
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                              $ 5,214          $    877          $  1,563
===================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for-
     Interest (net of amount capitalized)                                             $ 12,960         $ 12,775          $ 11,579
     Income taxes                                                                       10,926           11,316            14,441
-----------------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1996 and 1995
Savannah Electric and Power Company 1996 Annual Report

--------------------------------------------------------------------------------------------------------------------------------

Assets                                                                                              1996                   1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in thousands)
Utility Plant:
Plant in service, at original cost (Notes 1, 4, 5, and 8)                                       $739,461               $715,146
Less accumulated provision for depreciation                                                      304,760                287,004
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 434,701                428,142
Construction work in progress                                                                     13,463                  6,707
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            448,164                434,849
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                                     1,785                  1,788
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                          5,214                    877
Special deposits                                                                                   1,395                      -
Receivables-
   Customer accounts receivable                                                                   18,827                 19,574
   Other accounts and notes receivable                                                               769                  7,251
   Affiliated companies                                                                              844                    614
   Accumulated provision for uncollectible accounts                                                 (632)                  (983)
   Fuel cost under recovery                                                                        7,289                      -
Fossil fuel stock, at average cost                                                                 5,892                  6,076
Materials and supplies, at average cost (Note 1)                                                   8,013                  8,239
Prepayments                                                                                        6,135                  6,467
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                             53,746                 48,115
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
Deferred charges related to income taxes (Note 6)                                                 19,167                 21,557
Premium on reacquired debt, being amortized                                                        7,142                  5,316
Cash surrender value of life insurance for deferred compensation plans                            10,288                  8,560
Miscellaneous                                                                                      2,003                  4,477
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                             38,600                 39,910
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                    $542,295               $524,662
================================================================================================================================
The accompanying notes are an integral part of these statements.


 BALANCE SHEETS
At December 31, 1996 and 1995
Savannah Electric and Power Company 1996 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
Capitalization and Liabilities                                                                      1996                   1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in thousands)

Capitalization (See accompanying statements):
Common stock equity                                                                             $172,284               $167,812
Preferred stock                                                                                   35,000                 35,000
Long-term debt                                                                                   161,801                153,679
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            369,085                356,491
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Amount of securities due within one year (Note 9)                                                    637                  1,407
Notes payable (Note 5)                                                                             5,000                  4,000
Accounts payable-
   Affiliated companies                                                                            6,374                  5,742
   Other                                                                                          10,201                  5,620
Fuel cost over recovery                                                                                -                    865
Customer deposits                                                                                  5,232                  5,054
Taxes accrued-
   Federal and state income                                                                            -                    570
   Other                                                                                           1,015                  1,014
Interest accrued                                                                                   5,275                  6,331
Vacation pay accrued                                                                               2,038                  1,916
Miscellaneous                                                                                      7,470                  5,870
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                             43,242                 38,389
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 6)                                                        76,654                 74,152
Accumulated deferred investment tax credits (Note 6)                                              13,271                 13,934
Deferred credits related to income taxes (Note 6)                                                 22,792                 24,419
Deferred compensation plans                                                                        8,602                  7,690
Deferred under-funded accrued benefit obligation (Note 2)                                              -                  2,123
Postretirement benefits                                                                            5,472                  4,728
Miscellaneous                                                                                      3,177                  2,736
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            129,968                129,782
--------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 4, 5, and 8)
Total Capitalization and Liabilities                                                            $542,295               $524,662
================================================================================================================================
The accompanying notes are an integral part of these statements.





STATEMENTS OF CAPITALIZATION
At December 31, 1996 and 1995
Savannah Electric and Power Company 1996 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
                                                                               1996            1995        1996        1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in thousands)            (percent of total)
Common Stock Equity (Notes 2 and 10):
Common stock, par value $5 per share --
     Authorized -- 16,000,000 shares
     Outstanding -- 10,844,635 shares in
         1996 and 1995                                                     $ 54,223        $ 54,223
Paid-in capital                                                               8,688           8,688
Additional minimum liability
     for under-funded pension obligations                                         -            (132)
Retained earnings                                                           109,373         105,033
--------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                                   172,284         167,812          46.7%       47.1%
--------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock (Note 7):
$25 par value --
     Authorized -- 2,200,000 shares
         6.64% Series -- Outstanding -- 1,400,000 shares                     35,000          35,000
--------------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $2,324,000)                            35,000          35,000           9.5         9.8
--------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt (Note 8):
First mortgage bonds --
     Maturity                         Interest Rates
     July 1, 2003                     6 3/8%                                 20,000          20,000
     May 1, 2006                      6.90%                                  20,000               -
     July 1, 2021                     9 3/8%                                      -          29,400
     July 1, 2022                     8.30%                                  30,000          30,000
     July 1, 2023                     7.40%                                  25,000          25,000
     May 1, 2025                      7 7/8%                                 15,000          15,000
--------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                  110,000         119,400
Pollution control obligations (Note 8)                                       17,955          17,955
Other long-term debt (Note 8)                                                37,088          20,485
Unamortized debt premium (discount), net                                     (2,605)         (2,754)
--------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $11,526,000)                                            162,438         155,086
Less amount due within one year (Note 9)                                        637           1,407
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                         161,801         153,679          43.8        43.1
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                       $369,085        $356,491         100.0%      100.0%
================================================================================================================================
The accompanying notes are an integral part of these statements.


Savannah Electric and Power Company 1996 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Savannah Electric and Power Company (the Company), is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), The Southern Development and Investment Group (Southern Development) and other direct and indirect subsidiaries. The operating companies provide electric service in four southeastern states. Contracts among the companies--dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission. The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Energy designs, builds, owns, and operates power production and delivery facilities and provides a broad range of technical services to industrial companies and utilities in the United States and a number of international markets. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Development develops new business opportunities related to energy products and services.

     Southern Company is registered as a holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Both Southern Company and its subsidiaries are subject to the regulatory provisions of the PUHCA. The Company also is subject to regulation by the FERC and the Georgia Public Service Commission (GPSC). The Company follows generally accepted accounting principles and complies with the accounting policies and practices prescribed by the GPSC. The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates, and the actual results may differ from those estimates.

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

                                         1996          1995
                                    ---------------------------
                                            (in thousands)
Deferred income taxes                  $ 19,167      $ 21,557
Premium on reacquired debt                7,142         5,316
Deferred income tax credits             (22,792)      (24,419)
---------------------------------------------------------------
Total                                  $  3,517      $  2,454
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

Revenues and Fuel Costs

The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The Company's electric rates include provisions to adjust billings for fluctuations in fuel and the energy component of purchased power costs and purchased power capacity costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

     The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1996, uncollectible accounts continued to average less than 1 percent of revenues.

Savannah Electric and Power Company 1996 Annual Report


Depreciation and Amortization

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
2.8 percent in 1996 and 2.9 percent in 1995 and 1994. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost--together with the cost of removal, less salvage--is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of removal of certain facilities.

Income Taxes

The Company, which is included in the consolidated federal income tax return filed by Southern Company, uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Allowance for Funds Used During Construction
    (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used by the Company to calculate AFUDC were 8.69 percent in 1996, 7.42 percent in 1995 and 8.04 percent in 1994.

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

Financial Instruments

The Company's financial instruments for which the carrying amounts did not equal fair value at December 31 were as follows:

                                         Long-Term Debt
                                    --------------------------
                                      Carrying           Fair
Year                                    Amount          Value
                                    --------------------------
                                             (in millions)
1996                                      $155           $161
1995                                       154            165
--------------------------------------------------------------

     The fair values for long-term debt were based on either closing market prices or closing prices of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Storm Damage Reserve

In December 1995, in response to a request by the Company, the GPSC issued an order allowing the Company to establish a Storm Damage Reserve. As of December 31, 1996, the accumulated provision amounted to $0.9 million. Regulatory treatment by the GPSC allows the Company to accrue up to an additional $0.6 million per year.

Savannah Electric and Power Company 1996 Annual Report


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

Postretirement Benefits

The Company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Trusts are funded to the extent deductible under federal income tax regulations and to the extent required by the GPSC and the FERC. Amounts funded are primarily invested in debt and equity securities and money market funds.

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


Funded Status and Cost of Benefits

The following tables show actuarial results and assumptions for pension and postretirement benefits as computed under the requirements of FASB Statement Nos. 87 and 106, respectively. The funded status of the plans at December 31 was as follows:

                                                  Pension
                                        ------------------------
                                               1996        1995
                                        ------------------------
                                               (in thousands)
Actuarial present value of benefit
 obligation:
      Vested benefits                       $39,270     $38,169
      Non-vested benefits                     2,939       2,585
----------------------------------------------------------------
Accumulated benefit obligation               42,209      40,754
Additional amounts related to
   projected salary increases                 7,705       7,786
----------------------------------------------------------------
Projected benefit obligation                 49,914      48,540
Less:
   Fair value of plan assets                 42,430      36,836
   Unrecognized net loss                      7,252       9,606
   Unrecognized prior service cost            1,240       1,375
   Unrecognized net transition
     obligation                                 444         532
Adjustment required to
   recognize additional
   minimum liability                              -       3,727
----------------------------------------------------------------
(Prepaid asset) accrued liability
   recognized in the Balance Sheets         $(1,452)    $ 3,918
================================================================

     The weighted average rates assumed in the actuarial calculations for the pension plan were:

                                       1996     1995     1994
                                      ------------------------
  Discount                             7.25%    7.25%    8.00%
  Annual salary increase               4.75     4.75     5.25
  Long-term return on plan assets      8.75     8.75     9.00
  ---------------------------------------------------------------

Savannah Electric and Power Company 1996 Annual Report


     In accordance with Statement No. 87, an additional liability related to an under-funded accumulated benefit obligations was reflected at December 31, 1995. A corresponding net-of-tax balance of $0.1 million was recognized as a separate component of Common Stock Equity in the 1995 Statement of Capitalization.

                                         Postretirement
                                            Benefits
                                     ------------------------
                                         1996           1995
                                     ------------------------
                                         (in thousands)
Actuarial present value of benefit
   obligation:
     Retirees and dependents          $12,442        $13,560
     Employees eligible to retire       1,614          1,471
     Other employees                    6,464          5,966
-------------------------------------------------------------
Accumulated benefit obligation         20,520         20,997
Less:
   Fair value of plan assets            2,473          1,443
   Unrecognized net loss                4,835          5,719
   Unrecognized transition
     obligation                         7,900          9,135
-------------------------------------------------------------
Accrued liability recognized in
   the Balance Sheets                 $ 5,312        $ 4,700
=============================================================

     In 1995, the Company announced a cost sharing program for postretirement benefits. The program establishes limits on amounts the Company will pay to provide future retiree postretirement benefits. This change reduced the 1995 accumulated postretirement benefit obligation by approximately $3.1 million.

     The weighted average rates assumed in the actuarial calculations for the postretirement benefit plans were:

                                          1996        1995
                                         -------------------
Discount                                  7.75%       7.25%
Long-term return on plan assets           8.50        8.50
------------------------------------------------------------


     An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 9.3 percent for 1996, decreasing gradually to 5.8 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation at December 31, 1996, by $1.2 million and the aggregate of the service and interest cost components of the net postretirement cost by $0.1 million.

     Components of the plans' net costs are shown below:

                                                 Pension
                                      ------------------------------
                                          1996       1995     1994
                                      ------------------------------
                                                (in thousands)
Benefits earned during the year          $1,352    $1,188    $1,192
Interest cost on projected
   benefit obligation                     3,389     3,395     3,279
Actual (return) loss on plan assets      (4,852)   (5,791)       27
Net amortization and deferral             2,439     4,125    (1,474)
--------------------------------------------------------------------
Net pension cost                         $2,328    $2,917    $3,024
====================================================================

     Of the above net pension costs, $2.0 million in 1996, $2.4 million in 1995 and $2.6 million in 1994 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

                                              Postretirement
                                                 Benefits
                                      ------------------------------
                                          1996       1995     1994
                                      ------------------------------
                                              (in thousands)
Benefits earned during the year         $  360     $  504    $  632
Interest cost on accumulated
  benefit obligation                     1,422      1,638     1,492
Amortization of transition
  obligation                               494        723       723
Actual (return) loss on plan assets       (145)       (34)        6
Net amortization and deferral              187         93       111
--------------------------------------------------------------------
Net postretirement costs                $2,318     $2,924    $2,964
--------------------------------------------------------------------

     Of the above net postretirement costs, $2.0 million in 1996, $2.4 million in 1995 and $2.4 million in 1994 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

Savannah Electric and Power Company 1996 Annual Report


     The Company has a supplemental retirement plan for certain executive employees. The plan is unfunded and payable from the general funds of the Company. The Company has purchased life insurance on participating executives, and plans to use these policies to satisfy this obligation. Benefit costs associated with this plan were $0.4 million for 1996, 1995 and 1994.

3.  REGULATORY MATTERS

Rates to retail customers served by the Company are regulated by the GPSC. As part of the Company's most recent rate settlement in 1992, it was informally agreed that the Company's earned rate of return on common equity should be 12.95 percent. The Company is currently undergoing an earnings review by the GPSC, and to date, the GPSC has made no determination.

     In August 1995, the GPSC ordered the phase out of the Company's demand-side management programs effective December 31, 1995 and the elimination of demand-side management rate riders effective October 1, 1995. In June 1996, the Company refunded to customers approximately $0.3 million which had been overcollected from the rate rider.

4.  CONSTRUCTION PROGRAM

The Company is engaged in a continuous construction program, currently estimated to total $26 million in 1997, $22 million in 1998 and $24 million in 1999. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing cost of labor, equipment and materials; and changes in cost of capital. The Company does not have any traditional baseload generating plants under construction. However, construction related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants will continue.

5.  FINANCING AND COMMITMENTS

General

To the extent possible, the Company's construction program is expected to be financed from internal sources and from the issuance of additional long-term debt, preferred stock and capital contributions from Southern Company.

     The amounts of long-term debt and preferred stock that can be issued in the future will be contingent on market conditions, the maintenance of adequate earnings levels, regulatory authorizations and other factors.

Bank Credit Arrangements

At the end of 1996, unused credit arrangements with five banks totaled $20.5 million and expire at various times during 1997.

     The Company's revolving credit arrangements of $20 million, of which $15 million remained unused as of December 31, 1996, expire December 31, 1998. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option.

     In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments.

Assets Subject to Lien

As amended and supplemented, the Company's Indenture of Mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises. A second lien for $10 million of bank debt is secured by a portion of the Plant Kraft property.

Savannah Electric and Power Company 1996 Annual Report

Operating Leases

The Company has rental agreements with various terms and expiration dates. Rental expenses totaled $1.6 million for 1996, $1.3 million for 1995, and $1.5 million for 1994. The Company entered into a 22.5 year lease agreement effective December 1, 1995 for 100 new aluminum rail cars at an annual cost of approximately $0.5 million. The rail cars are used to transport coal to one of the Company's generating plants.

     At December 31, 1996, estimated future minimum lease payments for non-cancelable operating leases were as follows:

                                               Amounts
                                         --------------------
                                           (in thousands)
1997                                         $1,413
1998                                          1,135
1999                                            497
2000                                            485
2001                                            483
2002 and thereafter                           7,935
-------------------------------------------------------------

6.  INCOME TAXES

At December 31, 1996, tax-related regulatory assets and liabilities were $19 million and $23 million, respectively. The assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.


     Details of the federal and state income tax provisions are as follows:

                                       1996      1995       1994
                                 --------------------------------
                                           (in thousands)
Total provision for income taxes
Federal --
   Currently payable                $ 7,084   $10,427    $11,736
   Deferred  -- current year          8,216     5,290      2,106
             -- reversal of
                prior years          (1,989)   (1,661)      (755)
-----------------------------------------------------------------
                                     13,311    14,056     13,087
-----------------------------------------------------------------
State --
   Currently payable                    575     1,941      2,064
   Deferred  -- current year          1,216       695        188
             -- reversal of
                prior years              39        35         86
-----------------------------------------------------------------
                                      1,830     2,671      2,338
-----------------------------------------------------------------
Total                                15,141    16,727     15,425
Less income taxes credited
   to other income                   (1,034)     (651)      (864)
-----------------------------------------------------------------
Total income taxes
   charged to operations            $16,175   $17,378    $16,289
=================================================================

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                1996       1995
                                            --------------------
Deferred tax liabilities:                       (in thousands)
   Accelerated depreciation                  $67,104    $62,822
   Property basis differences                  9,550     11,330
   Other                                       5,703      1,511
----------------------------------------------------------------
Total                                         82,357     75,663
----------------------------------------------------------------
Deferred tax assets:
   Pension and other benefits                  5,183      3,660
   Other                                       2,186      3,818
----------------------------------------------------------------
Total                                          7,369      7,478
----------------------------------------------------------------
Net deferred tax liabilities                  74,988     68,185
Portions included in current assets, net       1,666      5,967
----------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                     $76,654    $74,152
================================================================

     Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $0.7 million in 1996, 1995 and 1994. At December 31, 1996, all investment tax credits available to reduce federal income taxes payable had been utilized.

Savannah Electric and Power Company 1996 Annual Report


     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                      1996        1995    1994
                                    -----------------------------
   Federal statutory tax rate           35%         35%     35%
   State income tax, net of
      federal income tax benefit         3           4       4
   Other                                (1)          -       -
   --------------------------------------------------------------
   Effective income tax rate            37%         39%     39%
   ==============================================================

     Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

7.  CUMULATIVE PREFERRED STOCK

The Company has outstanding 1,400,000 shares of 6.64% Series Preferred Stock which has redemption provisions of $26.66 per share plus accrued dividends if redeemed on or prior to November 1, 1998, and redemption provisions of $25 per share plus accrued dividends thereafter. Cumulative preferred stock dividends are preferential to the payment of dividends on common stock.

8.  LONG-TERM DEBT

The Company's Indenture related to its First Mortgage Bonds is unlimited as to the authorized amount of bonds which may be issued, provided that required property additions, earnings and other provisions of such Indenture are met.

     In May 1996, the Company issued $20 million in 6.90% Series First Mortgage Bonds maturing in 2006 and $10 million of 6.88% term notes maturing in 2001. Using the proceeds from such sales, the Company redeemed in July 1996 all of its remaining outstanding 9 3/8% Series First Mortgage Bonds due July 2021.

     The sinking fund requirements of first mortgage bonds were satisfied by cash redemption in 1996 and 1995. The 1997 requirement will be satisfied by certifying property additions. Sinking fund requirements and/or maturities through 2001 applicable to long-term debt are as follows: $0.6 million in 1997; $20.5 million in 1998; $0.5 million in 1999; $0.4 million in 2000; and $10.4 million in 2001.

     Details of pollution control obligations and other long-term debt at December 31 are as follows:

                                             1996        1995
                                         -----------------------
                                             (in thousands)
Collateralized obligations incurred in
  connection with the sale by public
  authorities of tax-exempt pollution
  control revenue bonds --
   Variable rate (3.20% at 1/1/97)
     due 2016                              $ 4,085     $ 4,085
   6 3/4% due 2022                          13,870      13,870
Capital lease obligations --
   Coal unloading facility
     Variable rate (5.60% at 1/1/97)         6,667           -
   Transportation fleet                        421         485
Notes Payable --
   6.88% due 2001                           10,000           -
   Variable rate (5.75% at 1/1/97)
     due 1998                               15,000      15,000
   Variable rate (5.73% at 1/1/97)
     due 1998                                5,000       5,000
----------------------------------------------------------------
Total                                      $55,043     $38,440
================================================================

     Assets acquired under capital leases are recorded as utility plant in service, and the related obligation is classified as other long-term debt. Leases are capitalized at the net present value of the future lease payments. However, for ratemaking purposes, these obligations are treated as operating leases, and as such, lease payments are charged to expense as incurred.

     In March 1996, the Company entered into a fifteen year variable rate capital lease agreement with the Savannah Economic Development Authority for a coal ship docking and unloading facility at Plant Kraft.

Savannah Electric and Power Company 1996 Annual Report


     The Company leased combustion turbine generating equipment under a non-cancelable lease that expired in 1995. In December 1995, the Company exercised its option to purchase this equipment. The Company currently leases a portion of its transportation fleet. Under the terms of these leases, the Company is responsible for taxes, insurance and other expenses.

9.  LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the sinking fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                                1996         1995
                                             ----------------------
                                                   (in thousands)
Bond sinking fund requirement                   $1,100       $1,200
Less:
   Portion to be satisfied by
     certifying property additions               1,100            -
--------------------------------------------------------------------
Cash sinking fund requirement                        -        1,200
Other long-term debt maturities (Note 9)           637          207
--------------------------------------------------------------------
Total                                           $  637       $1,407
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

10.  COMMON STOCK DIVIDEND RESTRICTIONS

The Company's Charter and Indenture contain certain limitations on the payment of cash dividends on preferred and common stocks. At December 31, 1996, approximately $68 million of retained earnings was restricted against the payment of cash dividends on common stock under the terms of the Indenture.

11.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 1996 and 1995 are as follows (in thousands):

                                                Net Income After
                       Operating    Operating     Dividends on
Quarter Ended           Revenue      Income     Preferred Stock
-----------------------------------------------------------------

March 1996              $50,575      $ 6,562        $  2,740
June 1996                61,906        9,786           5,859
September 1996           73,359       16,542          12,815
December 1996            48,234        5,994           2,526

March 1995              $46,743      $ 6,468        $  2,420
June 1995                57,673        9,920           6,041
September 1995           73,449       16,438          12,693
December 1995            47,864        5,452           2,241
-----------------------------------------------------------------

     The Company's business is influenced by seasonal weather conditions and a seasonal rate structure, among other factors.



SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1996 Annual Report


---------------------------------------------------------------------------------------------------------------------
                                                                                    1996          1995          1994
---------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                               $234,074      $225,729      $211,785
Net Income after Dividends
     on Preferred and Preference Stocks (in thousands)                           $23,940       $23,395       $22,110
Cash Dividends on Common Stock (in thousands)                                    $19,600       $17,600       $16,300
Return on Average Common Equity (percent)                                          14.08         14.20         14.00
Total Assets (in thousands)                                                     $542,295      $524,662      $518,305
Gross Property Additions (in thousands)                                          $28,950       $26,503       $30,078
---------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                             $172,284      $167,812      $161,581
Preferred stock                                                                   35,000        35,000        35,000
Preferred and preference stock subject
     to mandatory redemption                                                           -             -             -
Long-term debt                                                                   161,801       153,679       155,922
---------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                   $369,085      $356,491      $352,503
=====================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                 46.7          47.1          45.8
Preferred and preference stock                                                       9.5           9.8           9.9
Long-term debt                                                                      43.8          43.1          44.3
---------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                      100.0         100.0         100.0
=====================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                            20,000        15,000             -
Retired                                                                           29,400        29,250         5,065
Preferred and Preference Stock (in thousands):
Issued                                                                                 -             -             -
Retired                                                                                -             -             -
---------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                          A1            A1            A1
     Standard and Poor's                                                              A+            A+             A
Preferred Stock -
     Moody's                                                                         "a2"          "a2"          "a2"
     Standard and Poor's                                                               A             A            A-
---------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                      106,657       104,624       103,199
Commercial                                                                        13,877        13,339        13,015
Industrial                                                                            65            65            65
Other                                                                              1,097         1,048         1,007
---------------------------------------------------------------------------------------------------------------------
Total                                                                            121,696       119,076       117,286
=====================================================================================================================
Employees (year-end)                                                                 571           584           616




Note:
NR = Not Rated


SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1996 Annual Report


-------------------------------------------------------------------------------------------------------------------------
                                                                          1993          1992          1991          1990
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                     $218,442      $197,761      $189,646      $205,635
Net Income after Dividends
     on Preferred and Preference Stocks (in thousands)                 $21,459       $20,512       $24,030       $26,254
Cash Dividends on Common Stock (in thousands)                          $21,000       $22,000       $22,000       $22,000
Return on Average Common Equity (percent)                                13.73         12.89         15.13         16.85
Total Assets (in thousands)                                           $527,187      $352,175      $352,505      $340,050
Gross Property Additions (in thousands)                                $72,858       $30,132       $19,478       $20,086
-------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                   $154,269      $158,376      $159,841      $157,811
Preferred stock                                                         35,000        20,000        20,000        20,000
Preferred and preference stock subject
     to mandatory redemption                                                 -             -             -             -
Long-term debt                                                         151,338       110,767       119,280       112,377
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                         $340,607      $289,143      $299,121      $290,188
=========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                       45.3          54.8          53.4          54.4
Preferred and preference stock                                            10.3           6.9           6.7           6.9
Long-term debt                                                            44.4          38.3          39.9          38.7
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                            100.0         100.0         100.0         100.0
=========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                  45,000        30,000        30,000             -
Retired                                                                      -        38,750        22,500         9,135
Preferred and Preference Stock (in thousands):
Issued                                                                  35,000             -             -             -
Retired                                                                 20,000             -             -         5,374
-------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                A1            A1            A1            A1
     Standard and Poor's                                                     A             A             A             A
Preferred Stock -
     Moody's                                                               "a2"          "a2"          "a2"          "a2"
     Standard and Poor's                                                    A-            A-            A-            A-
-------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                            101,032        99,164        97,446        96,452
Commercial                                                              12,702        12,416        12,153        12,045
Industrial                                                                  69            73            73            76
Other                                                                      957           940           897           867
-------------------------------------------------------------------------------------------------------------------------
Total                                                                  114,760       112,593       110,569       109,440
=========================================================================================================================
Employees (year-end)                                                       665           688           672           648




Note:
NR = Not Rated



                                      II-244A


SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1996 Annual Report


----------------------------------------------------------------------------------------------------------------------
                                                                       1989          1988          1987          1986
----------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                                  $201,799      $182,440      $174,707      $174,847
Net Income after Dividends
     on Preferred and Preference Stocks (in thousands)              $25,535       $24,272       $22,086       $20,452
Cash Dividends on Common Stock (in thousands)                       $20,000       $11,700       $10,741        $9,353
Return on Average Common Equity (percent)                             16.88         17.03         17.03         17.52
Total Assets (in thousands)                                        $349,887      $347,051      $340,109      $341,826
Gross Property Additions (in thousands)                             $18,831       $23,254       $32,276       $26,800
----------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                $153,737      $148,883      $136,207      $123,133
Preferred stock                                                      22,300        22,300         2,300         2,300
Preferred and preference stock subject
     to mandatory redemption                                          2,884         3,075         9,665        10,256
Long-term debt                                                      117,522        98,285       129,329       137,821
----------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                      $296,443      $272,543      $277,501      $273,510
======================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                    51.9          54.6          49.1          45.0
Preferred and preference stock                                          8.5           9.3           4.3           4.6
Long-term debt                                                         39.6          36.1          46.6          50.4
----------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                         100.0         100.0         100.0         100.0
======================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                               30,000             -             -        25,000
Retired                                                              18,275        12,231        10,239        10,160
Preferred and Preference Stock (in thousands):
Issued                                                                    -        20,000             -             -
Retired                                                               6,591           553           588           610
----------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                             A1            A1            A3            A3
     Standard and Poor's                                                  A            A-            A-            A-
Preferred Stock -
     Moody's                                                            "a2"          "a2"           NR            NR
     Standard and Poor's                                                 A-          BBB+          BBB+          BBB+
----------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                          94,766        93,486        92,094        89,951
Commercial                                                           12,298        12,135        11,812        11,405
Industrial                                                               69            69            67            67
Other                                                                   856           828           762           731
----------------------------------------------------------------------------------------------------------------------
Total                                                               107,989       106,518       104,735       102,154
======================================================================================================================
Employees (year-end)                                                    643           655           655           658



Note:
NR = Not Rated


                                      II-244B

SELECTED FINANCIAL AND OPERATING DATA (continued)
Savannah Electric and Power Company 1996 Annual Report

---------------------------------------------------------------------------------------------------------------------
                                                                                    1996          1995          1994
---------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                     $101,607       $95,208       $89,195
Commercial                                                                        80,494        75,117        71,227
Industrial                                                                        37,077        36,040        32,906
Other                                                                              8,804         8,386         7,946
---------------------------------------------------------------------------------------------------------------------
Total retail                                                                     227,982       214,751       201,274
Sales for resale - non-affiliates                                                  1,998         1,851         4,786
Sales for resale - affiliates                                                      3,130         7,200         6,446
---------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                         233,110       223,802       212,506
Other revenues                                                                       964         1,927          (721)
---------------------------------------------------------------------------------------------------------------------
Total                                                                           $234,074      $225,729      $211,785
=====================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                    1,456,651     1,402,148     1,298,122
Commercial                                                                     1,141,218     1,099,570     1,045,831
Industrial                                                                       838,753       887,141       799,543
Other                                                                            126,215       126,057       119,593
---------------------------------------------------------------------------------------------------------------------
Total retail                                                                   3,562,837     3,514,916     3,263,089
Sales for resale - non-affiliates                                                 91,610        87,747       201,716
Sales for resale - affiliates                                                     41,808        63,731        93,001
---------------------------------------------------------------------------------------------------------------------
Total                                                                          3,696,255     3,666,394     3,557,806
=====================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                         6.98          6.79          6.87
Commercial                                                                          7.05          6.83          6.81
Industrial                                                                          4.42          4.06          4.12
Total retail                                                                        6.40          6.11          6.17
Sale for resale                                                                     3.84          5.98          3.81
Total sales                                                                         6.31          6.10          5.97
Residential Average Annual Kilowatt-Hour Use Per Customer                         13,771        13,478        12,686
Residential Average Annual Revenue Per Customer                                  $960.58       $915.15       $871.68
Plant Nameplate Capacity Ratings (year-end) (megawatts)                              788           788           788
Maximum Peak-Hour Demand (megawatts):
Winter                                                                               666           630           617
Summer                                                                               811           811           729
Annual Load Factor (percent)                                                        53.1          52.9          54.3
Plant Availability - Fossil-Steam (percent)                                         77.6          83.3          81.0
---------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                27.7          23.9          18.6
Oil and gas                                                                          3.1           5.9           1.8
Purchased power -
     From non-affiliates                                                             2.1           2.3           1.5
     From affiliates                                                                67.1          67.9          78.1
---------------------------------------------------------------------------------------------------------------------
Total                                                                              100.0         100.0         100.0
=====================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                               11,888        12,146        11,786
Cost of fuel per million BTU (cents)                                              203.36        179.25        205.03
Average cost of fuel per net kilowatt-hour generated (cents)                        2.42          2.18          2.42
=====================================================================================================================


SELECTED FINANCIAL AND OPERATING DATA (continued)
Savannah Electric and Power Company 1996 Annual Report

-------------------------------------------------------------------------------------------------------------------------
                                                                          1993          1992          1991          1990
-------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                            $93,883       $82,670       $80,541       $87,063
Commercial                                                              71,320        64,756        61,827        65,462
Industrial                                                              36,180        33,171        30,492        30,237
Other                                                                    7,810         7,095         6,561         6,782
-------------------------------------------------------------------------------------------------------------------------
Total retail                                                           209,193       187,692       179,421       189,544
Sales for resale - non-affiliates                                        6,021         7,821         7,813         9,482
Sales for resale - affiliates                                            2,433         1,505         1,430         5,566
-------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                               217,647       197,018       188,664       204,592
Other revenues                                                             795           743           982         1,043
-------------------------------------------------------------------------------------------------------------------------
Total                                                                 $218,442      $197,761      $189,646      $205,635
=========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                          1,329,362     1,216,993     1,195,005     1,183,486
Commercial                                                           1,015,935       953,840       925,757       892,931
Industrial                                                             854,324       861,121       825,862       644,704
Other                                                                  115,969       110,270       106,683       103,539
-------------------------------------------------------------------------------------------------------------------------
Total retail                                                         3,315,590     3,142,224     3,053,307     2,824,660
Sales for resale - non-affiliates                                      247,203       367,066       372,085       441,090
Sales for resale - affiliates                                           75,384        37,632        32,581       294,042
-------------------------------------------------------------------------------------------------------------------------
Total                                                                3,638,177     3,546,922     3,457,973     3,559,792
=========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                               7.06          6.79          6.74          7.36
Commercial                                                                7.02          6.79          6.68          7.33
Industrial                                                                4.23          3.85          3.69          4.69
Total retail                                                              6.31          5.97          5.88          6.71
Sale for resale                                                           2.62          2.30          2.28          2.05
Total sales                                                               5.98          5.55          5.46          5.75
Residential Average Annual Kilowatt-Hour Use Per Customer               13,269        12,369        12,323        12,339
Residential Average Annual Revenue Per Customer                        $937.07       $840.23       $830.54       $907.68
Plant Nameplate Capacity Ratings (year-end) (megawatts)                    628           628           605           605
Maximum Peak-Hour Demand (megawatts):
Winter                                                                     524           533           526           428
Summer                                                                     747           695           691           648
Annual Load Factor (percent)                                              54.1          55.0          54.1          53.2
Plant Availability - Fossil-Steam (percent)                               90.2          89.1          76.9          89.6
-------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                      21.5          12.0          16.3          52.8
Oil and gas                                                                4.5           2.9           1.7           3.4
Purchased power -
     From non-affiliates                                                   0.9           1.0           0.4           0.8
     From affiliates                                                      73.1          84.1          81.6          43.0
-------------------------------------------------------------------------------------------------------------------------
Total                                                                    100.0         100.0         100.0         100.0
=========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                     11,515        12,547        10,917        10,741
Cost of fuel per million BTU (cents)                                    215.97        201.50        199.42        188.18
Average cost of fuel per net kilowatt-hour generated (cents)              2.49          2.53          2.18          2.02
=========================================================================================================================




                                      II-246A

SELECTED FINANCIAL AND OPERATING DATA (continued)
Savannah Electric and Power Company 1996 Annual Report

----------------------------------------------------------------------------------------------------------------------
                                                                       1989          1988          1987          1986
----------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                         $85,113       $81,098       $79,785       $80,348
Commercial                                                           65,474        62,640        60,285        59,547
Industrial                                                           28,304        26,865        27,422        27,694
Other                                                                 6,892         6,557         6,315         6,300
----------------------------------------------------------------------------------------------------------------------
Total retail                                                        185,783       177,160       173,807       173,889
Sales for resale - non-affiliates                                     8,814           808             -             -
Sales for resale - affiliates                                         6,025         3,567             -             -
----------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                            200,622       181,535       173,807       173,889
Other revenues                                                        1,177           905           900           958
----------------------------------------------------------------------------------------------------------------------
Total                                                              $201,799      $182,440      $174,707      $174,847
======================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                       1,109,976     1,067,411     1,044,554     1,021,905
Commercial                                                          839,756       806,687       775,643       746,133
Industrial                                                          561,063       533,604       557,281       515,544
Other                                                               101,164        97,072        94,949        92,471
----------------------------------------------------------------------------------------------------------------------
Total retail                                                      2,611,959     2,504,774     2,472,427     2,376,053
Sales for resale - non-affiliates                                   437,943        24,168             -             -
Sales for resale - affiliates                                       303,142       156,106             -             -
----------------------------------------------------------------------------------------------------------------------
Total                                                             3,353,044     2,685,048     2,472,427     2,376,053
======================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                            7.67          7.60          7.64          7.86
Commercial                                                             7.80          7.77          7.77          7.98
Industrial                                                             5.04          5.03          4.92          5.37
Total retail                                                           7.11          7.07          7.03          7.32
Sale for resale                                                        2.00          2.43          -             -
Total sales                                                            5.98          6.76          7.03          7.32
Residential Average Annual Kilowatt-Hour Use Per Customer            11,781        11,489        11,481        11,514
Residential Average Annual Revenue Per Customer                     $903.37       $872.87       $876.95       $905.27
Plant Nameplate Capacity Ratings (year-end) (megawatts)                 605           605           605           605
Maximum Peak-Hour Demand (megawatts):
Winter                                                                  548           471           414           464
Summer                                                                  613           574           562           565
Annual Load Factor (percent)                                           52.4          53.4          53.6          51.1
Plant Availability - Fossil-Steam (percent)                            94.7          77.1          81.2          86.9
----------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                   63.5          79.8          74.3          81.9
Oil and gas                                                             1.4           5.4           4.4           6.8
Purchased power -
     From non-affiliates                                                1.5           5.9          19.9          11.3
     From affiliates                                                   33.6           8.9           1.4             -
----------------------------------------------------------------------------------------------------------------------
Total                                                                 100.0         100.0         100.0         100.0
======================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                  10,611        10,683        10,551        10,607
Cost of fuel per million BTU (cents)                                 180.48        178.31        176.10        186.30
Average cost of fuel per net kilowatt-hour generated (cents)           1.92          1.90          1.86          1.98
======================================================================================================================


                                      II-246B

STATEMENTS OF INCOME
Savannah Electric and Power Company

--------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                          1996          1995            1994
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                                              $   230,944   $   218,529     $   205,339
Revenues from affiliates                                                                    3,130         7,200           6,446
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                  234,074       225,729         211,785
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
       Fuel                                                                                29,139        25,386          18,555
       Purchased power from non-affiliates                                                  2,350         2,139           1,839
       Purchased power from affiliates                                                     58,591        53,252          55,822
       Other                                                                               44,007        45,214          41,623
Maintenance                                                                                14,140        13,668          12,560
Depreciation and amortization                                                              19,113        18,949          17,854
Taxes other than income taxes                                                              11,675        11,465          11,074
Federal and state income taxes                                                             16,175        17,378          16,289
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                  195,190       187,451         175,616
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                           38,884        38,278          36,169
Other Income (Expense):
Allowance for equity funds used during construction                                           317           163             831
Interest income                                                                               201           164              54
Other, net                                                                                 (1,756)         (618)         (1,032)
Income taxes applicable to other income                                                     1,034           651             864
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                             38,680        38,638          36,886
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                                 11,563        12,380          12,585
Allowance for debt funds used during construction                                            (333)         (450)         (1,225)
Interest on notes payable                                                                     229           135             205
Amortization of debt discount, premium, and expense, net                                      579           448             550
Other interest charges                                                                        378           406             337
--------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                       12,416        12,919          12,452
--------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                                   26,264        25,719          24,434
Cumulative effect as of January 1, 1988, of accruing unbilled
       revenues--less income taxes of $1,164(000)                                               -             -               -
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                 26,264        25,719          24,434
Dividends on Preferred and Preference Stock                                                 2,324         2,324           2,324
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock                          $    23,940   $    23,395     $    22,110
================================================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
       Assuming Change in Method of Recording
       Revenues Was Applied Retroactively                                             $    23,940   $    23,395     $    22,110


STATEMENTS OF INCOME
Savannah Electric and Power Company

--------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                         1993            1992            1991           1990
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                             $   216,009     $   196,256    $    188,216    $   200,069
Revenues from affiliates                                                   2,433           1,505           1,430          5,566
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                 218,442         197,761         189,646        205,635
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
       Fuel                                                               24,976          14,162          14,415         42,630
       Purchased power from non-affiliates                                   793             494             297            611
       Purchased power from affiliates                                    56,274          56,492          49,007         34,648
       Other                                                              45,610          36,884          32,945         30,630
Maintenance                                                               13,516          14,232          12,475         12,754
Depreciation and amortization                                             16,467          16,829          16,549         16,118
Taxes other than income taxes                                             11,136          10,231          10,122          9,798
Federal and state income taxes                                            15,436          14,566          16,195         17,611
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                 184,208         163,890         152,005        164,800
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                          34,234          33,871          37,641         40,835
Other Income (Expense):
Allowance for equity funds used during construction                          958             446             170            193
Interest income                                                              209             276             589            741
Other, net                                                                (1,841)         (1,450)           (879)          (803)
Income taxes applicable to other income                                    1,117             758             722            187
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                            34,677          33,901          38,243         41,153
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                10,696          10,870          11,486         12,052
Allowance for debt funds used during construction                           (699)           (289)           (103)          (194)
Interest on notes payable                                                    240              15              25            116
Amortization of debt discount, premium, and expense, net                     535             427             380            241
Other interest charges                                                       340             466             525            665
--------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                      11,112          11,489          12,313         12,880
--------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                  23,565          22,412          25,930         28,273
Cumulative effect as of January 1, 1988, of accruing unbilled
       revenues--less income taxes of $1,164(000)                              -               -               -              -
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                23,565          22,412          25,930         28,273
Dividends on Preferred and Preference Stock                                2,106           1,900           1,900          2,019
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock         $    21,459     $    20,512    $     24,030    $    26,254
================================================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
    Assuming Change in Method of Recording
    Revenues Was Applied Retroactively                               $    21,459     $    20,512    $     24,030    $    26,254

                                     II-248A

STATEMENTS OF INCOME
Savannah Electric and Power Company

-------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                        1989            1988            1987           1986
-------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                            $   195,774     $   178,873    $    174,707    $   174,847
Revenues from affiliates                                                  6,025           3,567               -              -
-------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                201,799         182,440         174,707        174,847
-------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
       Fuel                                                              44,224          46,578          38,597         44,393
       Purchased power from non-affiliates                                  616           3,593          11,453          6,069
       Purchased power from affiliates                                   26,361           6,586           1,186          2,071
       Other                                                             29,371          28,271          25,642         24,114
Maintenance                                                              12,281          14,261          13,629         12,591
Depreciation and amortization                                            20,343          19,771          18,152         16,443
Taxes other than income taxes                                             9,152           9,209           9,088          7,863
Federal and state income taxes                                           17,571          14,017          16,969         21,405
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                159,919         142,286         134,716        134,949
-------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                         41,880          40,154          39,991         39,898
Other Income (Expense):
Allowance for equity funds used during construction                           -             273             512             27
Interest income                                                             719             355             925            924
Other, net                                                                 (672)         (1,423)           (464)          (553)
Income taxes applicable to other income                                     192             459            (317)          (217)
-------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                           42,119          39,818          40,647         40,079
-------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                               12,287          15,603          17,127         17,415
Allowance for debt funds used during construction                          (112)           (330)           (459)           (73)
Interest on notes payable                                                   402             230              70            315
Amortization of debt discount, premium, and expense, net                    274             196             237            234
Other interest charges                                                    1,313             336             251            335
-------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                     14,164          16,035          17,226         18,226
-------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                 27,955          23,783          23,421         21,853
Cumulative effect as of January 1, 1988, of accruing unbilled
       revenues--less income taxes of $1,164(000)                             -           1,920               -              -
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                                               27,955          25,703          23,421         21,853
Dividends on Preferred and Preference Stock                               2,420           1,431           1,335          1,401
-------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock        $    25,535     $    24,272    $     22,086    $    20,452
===============================================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
       Assuming Change in Method of Recording
       Revenues Was Applied Retroactively                           $    25,535     $   22,352     $     21,865     $   20,606

                                    II-248B

STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company

--------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                          1996          1995            1994
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                            $    26,264   $    25,719     $    24,434
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                     20,246        20,535          19,353
         Deferred income taxes, net                                                         7,482         4,359           1,625
         Deferred investment tax credits, net                                                   -             -               -
         Allowance for equity funds used during construction                                 (317)         (163)           (831)
         Other, net                                                                           705            35             826
         Changes in certain current assets and liabilities --
            Receivables, net                                                                 (641)       (6,241)         18,481
            Special deposits                                                               (1,395)            -               -
            Inventories                                                                       410         2,318           1,144
            Payables                                                                        4,242         2,213         (19,957)
            Other                                                                          (4,558)       (1,848)           (117)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                                52,438        46,927          44,958
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                  (28,950)      (26,503)        (30,078)
Sales of property                                                                               -             -               -
Other                                                                                      (3,173)        3,198            (841)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                    (32,123)      (23,305)        (30,919)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Preferred stock                                                                            -             -               -
     First mortgage bonds                                                                  20,000        15,000               -
     Pollution control bonds                                                                    -             -               -
     Other long-term debt                                                                  17,000        33,500           8,500
     Common stock                                                                               -             -               -
Retirements:
     Preferred and preference stock                                                             -             -               -
     First mortgage bonds                                                                 (29,400)      (29,250)         (5,065)
     Pollution control bonds                                                                    -             -               -
     Other long-term debt                                                                    (397)      (23,003)           (823)
Notes payable, net                                                                          1,000         1,500            (500)
Payment of preferred and preference stock dividends                                        (2,324)       (2,324)         (2,129)
Payment of common and class A stock dividends                                             (19,600)      (17,600)        (16,300)
Miscellaneous                                                                              (2,257)       (2,131)            (74)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                    (15,978)      (24,308)        (16,391)
--------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                        4,337          (686)         (2,352)
Cash and Cash Equivalents at Beginning of Year                                                877         1,563           3,915
--------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                              $     5,214   $       877     $     1,563
================================================================================================================================
( ) Denotes use of cash.

STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company

------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                       1993           1992            1991            1990
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                        $     23,565    $    22,412     $    25,930     $    28,273
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                  17,482         17,757          17,501          16,995
         Deferred income taxes, net                                        607          5,947           1,601           2,782
         Deferred investment tax credits, net                                -              -               -               -
         Allowance for equity funds used during construction              (958)          (446)           (170)           (193)
         Other, net                                                      2,853         (1,312)         (1,876)            511
         Changes in certain current assets and liabilities --
            Receivables, net                                           (16,839)        (4,107)          5,291           1,541
            Special deposits                                                 -            350           1,348             185
            Inventories                                                 (3,947)         4,435          (1,082)          1,246
            Payables                                                    18,742            351             568            (228)
            Other                                                        3,282          2,083           3,710            (319)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                             44,787         47,470          52,821          50,793
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                               (72,858)       (30,132)        (19,478)        (20,086)
Sales of property                                                            -              -               -               -
Other                                                                    1,676         (1,073)            407            (120)
------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                 (71,182)       (31,205)        (19,071)        (20,206)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Preferred stock                                                    35,000              -               -               -
     First mortgage bonds                                               45,000         30,000          30,000               -
     Pollution control bonds                                             4,085         13,870               -               -
     Other long-term debt                                               10,000              -               -               -
     Common stock                                                            -              -               -               -
Retirements:
     Preferred and preference stock                                    (20,000)             -               -          (5,374)
     First mortgage bonds                                                    -        (38,750)        (22,500)         (9,135)
     Pollution control bonds                                            (4,085)       (14,550)           (515)           (485)
     Other long-term debt                                              (10,356)          (217)           (275)           (364)
Notes payable, net                                                      (4,500)         7,500          (1,500)          1,500
Payment of preferred and preference stock dividends                     (2,222)        (1,900)         (1,900)         (2,113)
Payment of common and class A stock dividends                          (21,000)       (22,000)        (22,000)        (22,000)
Miscellaneous                                                           (3,400)        (3,985)           (477)             47
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                  28,522        (30,032)        (19,167)        (37,924)
------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                     2,127        (13,767)         14,583          (7,337)
Cash and Cash Equivalents at Beginning of Year                           1,788         15,555             972           8,309
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                          $      3,915    $     1,788     $    15,555     $       972
==============================================================================================================================
( ) Denotes use of cash.

                                    II-250A

STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company

----------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                             1989            1988            1987           1986
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                             $    27,955     $    25,703    $     23,421    $    21,853
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                      21,310          20,592          19,126         16,855
         Deferred income taxes, net                                          3,476           3,568             925          4,443
         Deferred investment tax credits, net                                    -               -              (5)           489
         Allowance for equity funds used during construction                     -            (273)           (512)           (27)
         Other, net                                                           (775)            718          (1,016)           474
         Changes in certain current assets and liabilities --
            Receivables, net                                                (6,949)         (7,062)          1,360          1,456
            Special deposits                                                 2,708            (558)           (587)           (53)
            Inventories                                                     (1,503)          3,063            (503)           663
            Payables                                                         1,086          (1,151)            (78)        (1,750)
            Other                                                            1,544          (1,684)           (757)         1,916
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                 48,852          42,916          41,374         46,319
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                   (18,831)        (23,254)        (32,276)       (26,800)
Sales of property                                                                -               -               -              -
Other                                                                          381          (4,042)          1,296           (824)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                     (18,450)        (27,296)        (30,980)       (27,624)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Preferred stock                                                             -          20,000               -              -
     First mortgage bonds                                                   30,000               -               -         25,000
     Pollution control bonds                                                     -               -               -              -
     Other long-term debt                                                        -               -               -              -
     Common stock                                                                -             403           1,693          1,691
Retirements:
     Preferred and preference stock                                         (6,591)           (553)           (588)          (610)
     First mortgage bonds                                                  (18,275)        (12,231)        (10,239)       (10,160)
     Pollution control bonds                                                  (455)           (430)           (405)          (380)
     Other long-term debt                                                   (7,656)         (4,401)         (3,954)        (3,075)
Notes payable, net                                                               -               -               -         (4,500)
Payment of preferred and preference stock dividends                         (2,318)         (1,284)         (1,351)        (1,418)
Payment of common and class A stock dividends                              (20,000)        (14,407)        (10,383)        (9,114)
Miscellaneous                                                               (1,071)           (269)              -           (436)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                     (26,366)        (13,172)        (25,227)        (3,002)
----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                         4,036           2,448         (14,833)        15,693
Cash and Cash Equivalents at Beginning of Year                               4,273           1,825          16,658            965
----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                               $     8,309     $     4,273    $      1,825    $    16,658
==================================================================================================================================
( ) Denotes use of cash.

                                    II-250B

BALANCE SHEETS
Savannah Electric and Power Company

--------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                         1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                                 $   327,549     $   317,026      $  312,215
  Transmission                                                                          103,160         102,129         100,956
  Distribution                                                                          275,877         264,115         251,323
  General                                                                                32,875          31,876          28,938
  Construction work in progress                                                          13,463           6,707           5,930
--------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                                 752,924         721,853         699,362
Accumulated provision for depreciation                                                  304,760         287,004         267,590
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                               448,164         434,849         431,772
Less property-related accumulated deferred income taxes                                       -               -               -
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                               448,164         434,849         431,772
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                            1,785           1,788           1,790
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                               5,214             877           1,563
  Receivables, net                                                                       16,606          21,346          12,328
  Accrued unbilled revenues                                                               4,597           5,110           4,780
  Fuel cost under recovery                                                                7,289               -           3,113
  Fossil fuel stock, at average cost                                                      5,892           6,076           7,557
  Materials and supplies, at average cost                                                 8,013           8,239           9,076
  Prepayments                                                                             6,135           6,467           7,446
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                53,746          48,115          45,863
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                               19,167          21,557          23,521
  Miscellaneous                                                                          19,433          18,353          15,359
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                38,600          39,910          38,880
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                        $   542,295     $   524,662      $  518,305
================================================================================================================================

BALANCE SHEETS
Savannah Electric and Power Company

----------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                           1993            1992            1991            1990
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                   $   257,708     $   258,539     $   247,017    $    246,278
  Transmission                                                             99,791          93,182          90,198          73,358
  Distribution                                                            237,012         222,024         212,576         217,913
  General                                                                  28,010          25,851          24,283          22,990
  Construction work in progress                                            49,797           5,966           4,211           1,354
----------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                   672,318         605,562         578,285         561,893
Accumulated provision for depreciation                                    251,565         240,094         225,605         211,725
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 420,753         365,468         352,680         350,168
Less property-related accumulated deferred income taxes                         -          65,725          62,737          58,106
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 420,753         299,743         289,943         292,062
----------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                              1,793           1,795              39              39
----------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                 3,915           1,788          15,555             972
  Receivables, net                                                         27,714          14,480          14,549          14,450
  Accrued unbilled revenues                                                 3,789           3,401           3,252           3,831
  Fuel cost under recovery                                                  7,112           3,895               -           5,662
  Fossil fuel stock, at average cost                                        8,419           4,895           9,196           8,071
  Materials and supplies, at average cost                                   9,358           8,935           9,069           9,112
  Prepayments                                                               4,849           1,599           4,544           1,492
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  65,156          38,993          56,165          43,590
----------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                 24,890               -               -               -
  Miscellaneous                                                            14,595          11,644           6,358           4,359
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  39,485          11,644           6,358           4,359
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                          $   527,187     $   352,175     $   352,505    $    340,050
==================================================================================================================================

                                    II-252A

BALANCE SHEETS
Savannah Electric and Power Company

----------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                           1989            1988            1987            1986
----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                   $   242,988     $   241,833         236,587    $    232,316
  Transmission                                                             72,299          71,601          69,822          65,215
  Distribution                                                            204,611         192,335         177,163         160,346
  General                                                                  22,482          21,686          17,513          14,838
  Construction work in progress                                             2,880           1,684           7,214           5,270
----------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                   545,260         529,139         508,299         477,985
Accumulated provision for depreciation                                    198,228         178,888         161,531         144,232
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 347,032         350,251         346,768         333,753
Less property-related accumulated deferred income taxes                    54,418          51,487          49,255          46,496
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 292,614         298,764         297,513         287,257
----------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                 49              49              49              39
----------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                 8,309           4,273           1,825          16,658
  Receivables, net                                                         14,300          15,714          14,419          13,806
  Accrued unbilled revenues                                                 4,501           3,889               -               -
  Fuel cost under recovery                                                  6,881           1,838               -             787
  Fossil fuel stock, at average cost                                        9,706           8,455          12,359          12,642
  Materials and supplies, at average cost                                   8,723           8,471           7,630           6,844
  Prepayments                                                                 585           1,240           2,786             978
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  53,005          43,880          39,019          51,715
----------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                      -               -               -               -
  Miscellaneous                                                             4,219           4,358           4,127           2,815
----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                   4,219           4,358           4,127           2,815
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                             $349,887        $347,051        $340,708        $341,826
==================================================================================================================================

                                    II-252B

BALANCE SHEETS
Savannah Electric and Power Company

--------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                         1996            1995            1994
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                      $    54,223     $    54,223       $  54,223
  Paid-in capital                                                                         8,688           8,688           8,688
  Additional minimum liability
     for under-funded pension obligations                                                     -            (132)           (546)
  Retained Earnings                                                                     109,373         105,033          99,216
--------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                                 172,284         167,812         161,581
  Preferred stock                                                                        35,000          35,000          35,000
  Preferred and preference stock subject to mandatory redemption                              -               -               -
  Long-term debt                                                                        161,801         153,679         155,922
--------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                                       369,085         356,491         352,503
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                                  5,000           4,000           2,500
  Preferred and preference stock due within one year                                          -               -               -
  Long-term debt due within one year                                                        637           1,407           2,579
  Accounts payable                                                                       16,575          11,362           8,991
  Customer deposits                                                                       5,232           5,054           4,698
  Fuel cost over recovery                                                                     -             865               -
  Taxes accrued                                                                           1,015           1,584           1,133
  Interest accrued                                                                        5,275           6,331           6,830
  Vacation pay accrued                                                                    2,038           1,916           1,823
  Miscellaneous                                                                           7,470           5,870           8,282
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                43,242          38,389          36,836
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                      76,654          74,152          70,786
  Accumulated deferred investment tax credits                                            13,271          13,934          14,637
  Deferred credits related to income taxes                                               22,792          24,419          25,487
  Deferred under-funded accrued benefit obligation                                            -           2,123           3,022
  Miscellaneous                                                                          17,251          15,154          15,034
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                               129,968         129,782         128,966
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                                $   542,295     $   524,662       $ 518,305
================================================================================================================================

                                     II-253

BALANCE SHEETS
Savannah Electric and Power Company

---------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                          1993            1992            1991            1990
---------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                       $    54,223     $    54,223      $   54,223    $     54,223
  Paid-in capital                                                          8,688           8,688           8,665           8,665
  Additional minimum liability
     for under-funded pension obligations                                 (2,121)              -               -               -
  Retained Earnings                                                       93,479          95,465          96,953          94,923
---------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                  154,269         158,376         159,841         157,811
  Preferred stock                                                         35,000          20,000          20,000          20,000
  Preferred and preference stock subject to mandatory redemption               -               -               -               -
  Long-term debt                                                         151,338         110,767         119,280         112,377
---------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                        340,607         289,143         299,121         290,188
---------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                   3,000           7,500               -           1,500
  Preferred and preference stock due within one year                           -               -               -               -
  Long-term debt due within one year                                       4,499           1,319           2,442           2,358
  Accounts payable                                                        30,442          11,179          10,176           8,786
  Customer deposits                                                        4,714           4,541           4,528           4,472
  Fuel cost over recovery                                                      -               -           1,603               -
  Taxes accrued                                                            1,529           3,016             724           1,387
  Interest accrued                                                         6,730           5,733           4,657           3,415
  Vacation pay accrued                                                     1,638           1,790           1,672           1,604
  Miscellaneous                                                            8,703           5,025           4,823           3,398
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 61,255          40,103          30,625          26,920
---------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                       66,947               -               -               -
  Accumulated deferred investment tax credits                             15,301          15,964          16,628          17,292
  Deferred credits related to income taxes                                26,173               -               -               -
  Deferred under-funded accrued benefit obligation                         5,855               -               -               -
  Miscellaneous                                                           11,049           6,965           6,131           5,650
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                125,325          22,929          22,759          22,942
---------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                   $527,187         $352,175        $352,505        $340,050
=================================================================================================================================


                                    II-254A

BALANCE SHEETS
Savannah Electric and Power Company

---------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                          1989            1988            1987            1986
---------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                          $ 54,223        $ 54,223        $ 54,131        $ 53,174
  Paid-in capital                                                          8,665           8,665           8,353           7,623
  Additional minimum liability
     for under-funded pension obligations                                      -               -               -               -
  Retained Earnings                                                       90,849          85,995          73,723          62,336
---------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                  153,737         148,883         136,207         123,133
  Preferred stock                                                         22,300          22,300           2,300           2,300
  Preferred and preference stock subject to mandatory redemption           2,884           3,075           9,665          10,256
  Long-term debt                                                         117,522          98,285         129,329         137,821
---------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                        296,443         272,543         277,501         273,510
---------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                       -               -               -               -
  Preferred and preference stock due within one year                         190           6,590             553             550
  Long-term debt due within one year                                       7,091          23,217           8,956          14,836
  Accounts payable                                                         9,078           7,950           9,427          10,329
  Customer deposits                                                        4,296           3,983           3,729           3,403
  Fuel cost over recovery                                                      -               -             599               -
  Taxes accrued                                                            1,749           1,899           3,713           4,834
  Interest accrued                                                         4,287           4,154           4,599           4,906
  Vacation pay accrued                                                     1,477           1,412           1,306           1,255
  Miscellaneous                                                            2,880           1,705           6,257           3,650
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 31,048          50,910          39,139          43,763
---------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                            -               -               -               -
  Accumulated deferred investment tax credits                             17,971          19,106          20,264          21,663
  Deferred credits related to income taxes                                     -               -               -               -
  Deferred under-funded accrued benefit obligation                             -               -               -               -
  Miscellaneous                                                            4,425           4,492           3,804           2,890
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 22,396          23,598          24,068          24,553
---------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                    $349,887        $347,051        $340,708        $341,826
=================================================================================================================================

                                    II-254B

                      SAVANNAH ELECTRIC AND POWER COMPANY
                   OUTSTANDING SECURITIES AT DECEMBER 31, 1996

                                     First Mortgage Bonds
                    Amount                  Interest             Amount
  Series            Issued                   Rate              Outstanding              Maturity
------------------------------------------------------------------------------------------------
                 (Thousands)                                   (Thousands)
   1993             $  20,000               6-3/8%                $ 20,000                7/1/03
   1992                30,000               8.30%                   30,000                7/1/22
   1993                25,000               7.40%                   25,000                7/1/23
   1995                15,000               7-7/8%                  15,000                5/1/25
   1996                20,000               6.90%                   20,000                5/1/06
                     ========                                     ========
                     $110,000                                     $110,000
                     ========                                     ========

                                    Pollution Control Bonds
                    Amount                  Interest             Amount
  Series            Issued                   Rate              Outstanding              Maturity
------------------------------------------------------------------------------------------------
                 (Thousands)                                   (Thousands)
   1993               $ 4,085               Variable               $ 4,085                1/1/16
   1992                13,870               6-3/4%                  13,870                2/1/22
                      =======                                      =======
                      $17,955                                      $17,955
                      =======                                      =======

                                        Preferred Stock
                    Shares                  Dividend             Amount
  Series         Outstanding                 Rate              Outstanding
------------------------------------------------------------------------------------------------
                                                               (Thousands)
   1993             1,400,000               6.64%                 $35,000





                                SECURITIES RETIRED DURING 1996

                                     First Mortgage Bonds
                                Principal           Interest
  Series                         Amount               Rate
------------------------------------------------------------------------------------------------
                                  (Thousands)
   1991                             $29,400            9-3/8%


                                     II-255

                                     PART III


Items 10, 11, 12 and 13 for SOUTHERN are incorporated by reference to ELECTION OF DIRECTORS in SOUTHERN's definitive Proxy Statement relating to the 1997 annual meeting of stockholders. The ages of directors and executive officers in
Item 10 set forth below are as of December 31, 1996.

Item 10.  DIRECTORS AND EXECUTIVE
             OFFICERS OF THE REGISTRANTS

                                     ALABAMA

Identification of directors of ALABAMA.

Elmer B. Harris (1)
President and Chief Executive Officer
Age 57
Served as Director since 3-1-89

Bill M. Guthrie
Executive Vice President
Age 63
Served as Director since 12-16-88

Whit Armstrong (2)
Age 49
Served as Director since 9-24-82

A. W. Dahlberg (2)
Age 56
Served as Director since 4-22-94

Peter V. Gregerson, Sr. (2)
Age 68
Served as Director since 10-22-93

Carl E. Jones, Jr. (2)
Age 56
Served as Director since 4-22-88

Wallace D. Malone, Jr. (2)
Age 60
Served as Director since 6-22-90

William V. Muse (2)
Age 57
Served as Director since 2-26-93


John T. Porter (2)
Age 65
Served as Director since 10-22-93

Gerald H. Powell (2)
Age 70
Served as Director since 2-28-86

Robert D. Powers (2)
Age 46
Served as Director since 1-24-92

John W. Rouse (2)
Age 59
Served as Director since 4-22-88

William J. Rushton, III (2)
Age 67
Served as Director since 9-18-70

James H. Sanford (2)
Age 52
Served as Director since 8-1-83

John C. Webb, IV (2)
Age 54
Served as Director since 4-22-77

John W. Woods (2)
Age 65
Served as Director since 4-20-73

(1)    Previously served as Director of ALABAMA from 1980 to 1985.
(2)    No position other than Director.

    Each of the above is currently a director of ALABAMA, serving a term running from the last annual meeting of ALABAMA's stockholder (April 26, 1996) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of ALABAMA acting solely in their capacities as such.

                                     III-1

Identification of executive officers of ALABAMA.

Elmer B. Harris (1)
President, Chief Executive Officer and Director
Age 57
Served as Executive Officer since 3-1-89

Banks H. Farris
Executive Vice President
Age 61
Served as Executive Officer since 12-3-91

William B. Hutchins, III
Executive Vice President and Chief Financial Officer
Age 53
Served as Executive Officer since 12-3-91

Charles D. McCrary
Executive Vice President
Age 45
Served as Executive Officer since 1-1-91

(1)    Previously served as executive officer of ALABAMA from 1979 to 1985.

    Each of the above is currently an executive officer of ALABAMA, serving a term running from the last annual meeting of the directors (April 26, 1996) for one year until the next annual meeting or until his successor is elected and qualified.

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

Elmer B. Harris - Elected in 1989; Chief Executive Officer. Director of SOUTHERN and AmSouth Bancorporation.

Bill M. Guthrie - Elected in 1988; also served since 1991 as Chief Production Officer of the SOUTHERN system and from 1991 to 1994 as Executive Vice President and Chief Production Officer of SCS. Elected Senior Executive Vice President and Chief Production Officer of SCS effective 1994. Also serves as Vice President of SOUTHERN, GULF, MISSISSIPPI and SAVANNAH and Executive Vice President of GEORGIA. Responsible primarily for providing overall management of materials management, fuel services, operating and planning services, fossil, hydro and bulk power operations of the Southern electric system.

Whit Armstrong - President, Chairman and Chief Executive Officer of The Citizens Bank, Enterprise, Alabama. Also, President and Chairman of the Board of Enterprise Capital Corporation, Inc. Director of Enstar Group, Inc.

A. W. Dahlberg - Chairman, President and Chief Executive Officer of SOUTHERN since 1995. He previously served as President of SOUTHERN from 1994 to 1995 and President and Chief Executive Officer of GEORGIA from 1988 through 1993. Director of SOUTHERN, GEORGIA, Equifax, Inc., Protective Life Corporation and SunTrust Banks, Inc.

Peter V. Gregerson, Sr. - Chairman Emeritus of Gregerson's Foods, Inc. (retail groceries), Gadsden, Alabama.

Carl E. Jones, Jr. - President and Chief Operating Officer of Regions Bank, Birmingham, Alabama. President of the Southern Region, Regions Financial Corporation. He previously served as Chairman and Chief Executive Officer of Regions Bank (formerly First Alabama Bank), Mobile, Alabama.

Wallace D. Malone, Jr. - Chairman and Chief Executive Officer of SouthTrust Corporation, bank holding company, Birmingham, Alabama. Director of American Cast Iron Pipe Company.


                                     III-2

William V. Muse - President of Auburn University. Director of SouthTrust Corporation and American Cast Iron Pipe Company.

John T. Porter - Pastor of Sixth Avenue Baptist Church, Birmingham, Alabama. Director of Citizen Federal Bank.

Gerald H. Powell - President, Dixie Clay Company of Alabama, Inc. (refractory clay producer), Jacksonville, Alabama.

Robert D. Powers - President and Director, The Eufaula Agency, Inc. (real estate and insurance), Eufaula, Alabama.

John W. Rouse - President and Chief Executive Officer of Southern Research Institute (non-profit research institute), Birmingham, Alabama. Director of Protective Life Corporation.

William J. Rushton, III - Chairman Emeritus of the Board, Protective Life Corporation (insurance holding company), Birmingham, Alabama. Director of SOUTHERN.

James H. Sanford - Chairman, HOME Place Farms Inc. (diversified farmers and ginners), Prattville, Alabama. Chairman of the Board, Sylvest Farms of Georgia, Inc., College Park, Georgia. Chairman of the Board, Sylvest Poultry Inc., Montgomery, Alabama.


John C. Webb, IV - President, Webb Lumber Company, Inc. (wholesale lumber and wood products sales), Demopolis, Alabama. Director, J. F. Suttle, Co.

John W. Woods - Director of Protective Life Corporation and McWane, Inc. During 1996, he served as Chairman of AmSouth Bancorporation and Chairman of AmSouth Bank of Alabama.

Banks H. Farris - Elected in 1991; responsible primarily for providing the overall management of human resources, information resources, power delivery and marketing departments, customer service centers and the six geographic divisions. He previously served as Senior Vice President from 1991 to 1994.

William B. Hutchins, III - Elected in 1991; Chief Financial Officer, responsible primarily for providing the overall management of accounting and financial planning activities. He previously served as Senior Vice President and Chief Financial Officer from 1991 to 1994.

Charles D. McCrary - Elected in 1991; responsible for the external relations department, public relations and corporate services. He previously served as Senior Vice President from 1991 to 1994.

Involvement in certain legal proceedings.
           None.

                                     III-3

                                     GEORGIA

Identification of directors of GEORGIA.

H. Allen Franklin
President and Chief Executive Officer
Age 52
Served as Director since 1-1-94

Warren Y. Jobe
Executive Vice President, Treasurer and
Chief Financial Officer
Age 56
Served as Director since 8-1-82

Bennett A. Brown (1)
Age 67
Served as Director since 5-15-80

A. W. Dahlberg (1)
Age 56
Served as Director since 6-1-88

William A. Fickling, Jr. (1)
Age 64
Served as Director since 4-18-73

L. G. Hardman III (1)
Age 57
Served as Director since 6-25-79

James R. Lientz, Jr. (1)
Age 53
Served as Director since 7-21-93

William A. Parker, Jr. (1)
Age 69
Served as Director since 5-19-65

G. Joseph Prendergast (1)
Age 51
Served as Director since 1-20-93

Herman J. Russell (1)
Age 66
Served as Director since 5-18-88

Gloria M. Shatto (1)
Age 65
Served as Director since 2-20-80


William Jerry Vereen (1)
Age 56
Served as Director since 5-18-88

Carl Ware (1) (2)
Age 53
Served as Director since 2-15-95

Thomas R. Williams (1)
Age 68
Served as Director since 3-17-82

(1)    No position other than Director.
(2) Previously served as Director of GEORGIA from 1980 to 1991.

    Each of the above is currently a director of GEORGIA, serving a term running from the last annual meeting of GEORGIA's stockholder (May 15, 1996) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he/she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of GEORGIA acting solely in their capacities as such.

Identification of executive officers of GEORGIA.

H. Allen Franklin
President, Chief Executive Officer and Director
Age 52
Served as Executive Officer since 1-1-94

Warren Y. Jobe
Executive Vice President, Treasurer, Chief Financial Officer and Director
Age 56
Served as Executive Officer since 5-19-82

William C. Archer, III
Executive Vice President - External Affairs
Age 48
Served as Executive Officer since 4-6-95


                                     III-4

W. G. Hairston, III
Executive Vice President - Nuclear
Age 52
Served as Executive Officer since 6-1-93

Gene R. Hodges
Executive Vice President - Customer Operations
Age 58
Served as Executive Officer since 11-19-86

William P. Bowers
Senior Vice President - Marketing
Age 40
Served as Executive Officer since 9-22-95

Wayne T. Dahlke
Senior Vice President - Power Delivery
Age 55
Served as Executive Officer since 4-19-89

James K. Davis
Senior Vice President - Corporate Relations
Age 56
Served as Executive Officer since 10-1-93

Robert H. Haubein
Senior Vice President - Fossil/Hydro Power
Age 56
Served as Executive Officer since 2-19-92

Fred D. Williams
Senior Vice President - Wholesale Power Marketing
Age 52
Served as Executive Officer since 11-18-92

    Each of the above is currently an executive officer of GEORGIA, serving a term running from the last annual meeting of the directors (May 15, 1996) for one year until the next annual meeting or until his successor is elected and qualified.

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

A. W. Dahlberg - Chairman, President and Chief Executive Officer of SOUTHERN since 1995. He previously served as President of SOUTHERN from 1994 to 1995 and President and Chief Executive Officer of GEORGIA from 1988 through 1993. Director of SOUTHERN, ALABAMA, Equifax, Inc., Protective Life Corporation and SunTrust Banks, Inc.

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


                                     III-5

William A. Parker, Jr. - Chairman of the Board, Seminole Investment Co., L.L.C. (private investments), Atlanta, Georgia. Director of SOUTHERN, Genuine Parts Company, Atlantic Investment Company, Post Properties, Inc. and Haverty Furniture Companies, Inc.

G. Joseph Prendergast - Chairman, Wachovia Bank of Georgia, N.A. since 1994. Chairman, Wachovia Bank of South Carolina, and Director, Wachovia Bank of
North Carolina. He previously served as President and Chief Executive Officer, Wachovia Corporation of Georgia and Wachovia Bank of Georgia, N.A. from 1993 to 1994 and from 1988 to 1993 as Executive Vice President of Wachovia
Corporation of Georgia and President of Wachovia Corporate Services, Inc.

Herman J. Russell - Chairman of the Board,
H. J. Russell & Company (construction), Atlanta, Georgia. Chairman of the Board, Citizens Trust Bank, and Citizens Bancshares Corporation Atlanta, Georgia. Director of Wachovia Corporation and National Service Industries. Member of Board of Trustees, First Union Real Estate Equity and Mortgage Investments.

Gloria M. Shatto - President, Berry College, Mount Berry, Georgia. Director of SOUTHERN, Becton Dickinson & Company and Texas Instruments, Inc.

William Jerry Vereen - President, Treasurer and Chief Executive Officer of Riverside Manufacturing Company (manufacture and sale of uniforms), Moultrie, Georgia. Director of Gerber Scientific, Inc., Textile Clothing Technology Group and Blue Cross/Blue Shield of Georgia.

Carl Ware - President, Africa Group, Coca-Cola International since 1991.

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

Gene R. Hodges - Executive Vice President - Customer Operations, Power Delivery and Safety. Senior Vice President - Region/Land Operations from 1990 to 1992.

William P. Bowers - Senior Vice President - Marketing since 1995. Vice President - Retail Sales and Service from 1992 to 1995 and Vice President - Marketing from 1990 to 1992.

Wayne T. Dahlke - Senior Vice President - Power Delivery since 1992. Senior Vice President - Marketing from 1989 to 1992.

James K. Davis - Senior Vice President - Corporate Relations since 1993. Vice President of Corporate Relations from 1988 to 1993.

Robert H. Haubein - Senior Vice President - Fossil/ Hydro Power since 1994. Senior Vice President - Administrative Services from 1992 to 1994 and Vice President - Northern Region from 1990 to 1992.

Fred D. Williams - Senior Vice President - Wholesale Power Marketing since August 1995. Senior Vice President - Bulk Power Markets from 1992 to August 1995. Vice President - Bulk Power Markets from 1984 to 1992. In addition, he was elected Senior Vice President - Wholesale Power Marketing of SCS in 1995 and Senior Vice President of ALABAMA in February 1996

Involvement in certain legal proceedings.
           None.

                                     III-6

                                      GULF

Identification of directors of GULF.

Travis J. Bowden
President and Chief Executive Officer
Age 58
Served as Director since 2-1-94

Paul J. DeNicola (1)
Age 48
Served as Director since 4-19-91

Fred C. Donovan (1)
Age 56
Served as Director since 1-18-91

W. Deck Hull, Jr. (1)
Age 64
Served as Director since 10-14-83

Joseph K. Tannehill (1)
Age 63
Served as Director since 7-19-85

Barbara H. Thames (1)
Age 56
Served as Director since 2-28-97

(1)    No position other than Director.

    Each of the above is currently a director of GULF, serving a term running from the last annual meeting of GULF's stockholder (June 25, 1996) for one year until the next annual meeting or until a successor is elected and qualified, except for Ms. Thames whose election was effective on the date indicated.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of GULF acting solely in their capacities as such. Identification of executive officers of GULF.

Travis J. Bowden
President, Chief Executive Officer and Director
Age 58
Served as Executive Officer since 2-1-94

Francis M. Fisher, Jr.
Vice President - Power Delivery and Customer Operations
Age 48
Served as Executive Officer since 5-19-89

John E. Hodges, Jr.
Vice President - Marketing and Employee/External Affairs
Age 53
Served as Executive Officer since 5-19-89

G. Edison Holland, Jr.
Vice President - Power Generation/Transmission and Corporate Counsel
Age 44
Served as Executive Officer since 4-25-92

Arlan E. Scarbrough
Vice President - Finance
Age 60
Served as Executive Officer since 9-21-77

    Each of the above is currently an executive officer of GULF, serving a term running from the last annual meeting of the directors (July 26, 1996) for one year until the next annual meeting or until his successor is elected and qualified.

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

Paul J. DeNicola - President and Chief Executive Officer of SCS since 1994. He previously served as Executive Vice President of SCS from 1991 through 1993. Director of SOUTHERN, MISSISSIPPI and SAVANNAH.

Fred C. Donovan - President of Baskerville - Donovan, Inc., Pensacola, Florida, an architectural and engineering firm. Director of Baptist Health Care, Inc.

W. Deck Hull, Jr. - Vice Chairman of the SunTrust Bank, West Florida, Panama City, Florida. He previously served as President and Chief Executive Officer and Director of the Sun Commercial Bank, Panama City, Florida from 1989 to 1992.

Joseph K. Tannehill - President and Chief Executive Officer of Merrick International Industries, Lynn Haven, Florida. Director of Florida First Bank, Panama City, Florida.

Barbara H. Thames - Chief Executive Officer of Santa Rosa Medical Center, Milton, Florida since 1991.


Francis M. Fisher, Jr. - Elected Vice President - Employee and External Relations in 1989 and, effective August 1996, Vice President - Power Delivery and Customer Operations.

John E. Hodges, Jr. - Elected Vice President - Customer Operations in 1989 and, effective August 1996, Vice President - Marketing and Employee/External Affairs. Director of Barnett Bank of West Florida, Pensacola, Florida.

G. Edison Holland, Jr. - Elected Vice President and Corporate Counsel in 1992 and Vice President - Power Generation/Transmission and Corporate Counsel in 1995; responsible for generation and transmission of electric energy, all legal matters associated with GULF and serves as compliance officer. Also serves, since 1982, as a partner in the law firm, Beggs & Lane.

Arlan E. Scarbrough - Elected Vice President - Finance in 1980; responsible for all accounting and financial services of GULF.

Involvement in certain legal proceedings.
           None.

                                     III-8

                                   MISSISSIPPI

Identification of directors of MISSISSIPPI.

Dwight H. Evans
President and Chief Executive Officer
Age 48
Served as Director since 3-27-95

Paul J. DeNicola (1)
Age 48
Served as Director since 5-1-89

Edwin E. Downer (1)
Age 65
Served as Director since 4-24-84

Robert S. Gaddis (1)
Age 65
Served as Director since 1-21-86

Walter H. Hurt, III (1)
Age 61
Served as Director since 4-6-82

Aubrey K. Lucas (1)
Age 62
Served as Director since 4-24-84

George A. Schloegel (1)
Age 56
Served as Director since 7-26-95

Philip J. Terrell (1)
Age 43
Served as Director since 2-22-95

N. Eugene Warr (1)
Age 61
Served as Director since 1-21-86

(1)    No position other than Director.

    Each of the above is currently a director of MISSISSIPPI, serving a term running from the last annual meeting of MISSISSIPPI's stockholder (April 2, 1996) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of MISSISSIPPI acting solely in their capacities as such.

Identification of executive officers of MISSISSIPPI.

Dwight H. Evans
President, Chief Executive Officer and Director
Age 48
Served as Executive Officer since 3-27-95

H. E. Blakeslee
Vice President - Customer Services and Marketing
Age 56
Served as Executive Officer since 1-25-84

F. D. Kuester (1)
Vice President - Power Generation and Delivery
Age 46
Served as Executive Officer since 3-28-94

Don E. Mason
Vice President - External Affairs and Corporate Services
Age 55
Served as Executive Officer since 7-27-83

Michael W. Southern
Vice President, Secretary, Treasurer and
Chief Financial Officer
Age 44
Served as Executive Officer since 1-1-95

(1) Resigned effective March 1, 1997, to assume the position of Director - Commercial of SOUTHERN's Hong Kong-based affiliate, Consolidated Electric Power Asia.

    Each of the above, except for Mr. Kuester, is currently an executive officer of MISSISSIPPI, serving a term running from the last annual meeting of the directors (April 24, 1996) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of MISSISSIPPI acting solely in their capacities as such.

Identification of certain significant employees.
           None.

                                     III-9

Family relationships.
           None.

Business experience.

Dwight H. Evans - President and Chief Executive Officer since 1995. He previously served as Executive Vice President of GEORGIA from 1989 to 1995.

Paul J. DeNicola - President and Chief Executive Officer of SCS effective 1994. Executive Vice President of SCS from 1991 through 1993. Director of SOUTHERN, SAVANNAH and GULF.

Edwin E. Downer - Business consultant specializing in economic analysis, management controls and procedural studies.

Robert S. Gaddis - Chairman of the Advisory Board of Trustmark National Bank, Laurel, Mississippi.

Walter H. Hurt, III - President and Director of NPC Inc. (Investments). Vicar, All Saints Church, Inverness, Mississippi, and St. Thomas Church, Belzoni, Mississippi. Retired newspaper editor and publisher.

Aubrey K. Lucas - President Emeritus and Distinguished Professor of Higher Education at the University of Southern Mississippi, Hattiesburg, Mississippi.

George A. Schloegel - President of Hancock Bank and Hancock Bank Securities Corporation. Vice Chairman of Hancock Holding Company. Director of Hancock Bank - Mississippi and Hancock Bank - Louisiana.

Philip J. Terrell - Superintendent of Pass Christian Public School District and adjunct professor at William Carey College.

N. Eugene Warr - Retailer (Biloxi and Gulfport, Mississippi). Director of Coast Community Bank, formerly SouthTrust Bank of Mississippi, Biloxi, Mississippi.

H. E. Blakeslee - Elected Vice President in 1984. Primarily responsible for retail marketing, rates and wholesale marketing, division operations, the customer service center and distribution services.

F. D. Kuester - Elected Vice President in 1994.
Primarily responsible for generating plants, environmental quality, fuel services, power generation technical services, transmission, system planning, bulk power contracts, system operations and control, system protection and real estate. He previously served as Manager of Business and New Project Design/Development of SCS from 1993 to 1994 and Vice President of SCS from 1990 to 1993.

Don E. Mason - Elected Vice President in 1983. Primarily responsible for external affairs, corporate communications, security, risk management, economic development and general services, as well as the human resources function.

Michael W. Southern - Elected Vice President, Secretary, Treasurer and Chief Financial Officer in 1995. Primarily responsible for accounting, secretary/treasury, corporate planning, procurement and information resources. He previously served as Director of Corporate Finance of SCS from 1994 to 1995 and Director of Financial Planning of SCS from 1990 to 1994.

Involvement in certain legal proceedings.
           None.

                                     III-10

                                    SAVANNAH

Identification of directors of SAVANNAH.

Arthur M. Gignilliat, Jr.
President and Chief Executive Officer
Age 64
Served as Director since 9-1-82

Helen Quattlebaum Artley (1)
Age 69
Served as Director since 5-17-77

Archie H. Davis (1)
Age 55
Served as Director since 2-18-97

Paul J. DeNicola (1)
Age 48
Served as Director since 3-14-91

Walter D. Gnann (1)
Age 61
Served as Director since 5-17-83

Robert B. Miller, III (1)
Age 51
Served as Director since 5-17-83

Arnold M. Tenenbaum (1)
Age 60
Served as Director since 5-17-77

Frederick F. Williams, Jr. (1)
Age 69
Served as Director since 7-2-75

(1)    No Position other than Director.

    Each of the above is currently a director of SAVANNAH, serving a term running from the last annual meeting of SAVANNAH's stockholder (May 21, 1996) for one year until the next annual meeting or until a successor is elected and qualified, except for Mr. Davis whose election was effective on the date indicated.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he/she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of SAVANNAH acting solely in their capacities as such.

Identification of executive officers of SAVANNAH.

Arthur M. Gignilliat, Jr.
President, Chief Executive Officer and Director
Age 64
Served as Executive Officer since 2-15-72

W. Miles Greer
Vice President - Marketing and Customer Services
Age 53
Served as Executive Officer since 11-20-85

Larry M. Porter
Vice President - Operations
Age 51
Served as Executive Officer since 7-1-91

Kirby R. Willis
Vice President, Treasurer and Chief Financial Officer
Age 45
Served as Executive Officer since 1-1-94

    Each of the above is currently an executive officer of SAVANNAH, serving a term running from the last annual meeting of the directors (July 16, 1996) for one year until the next annual meeting or until his successor is elected and qualified.

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

Arthur M. Gignilliat, Jr. - Elected President and Chief Executive Officer in 1984. Director of Savannah Foods and Industries, Inc.

Helen Quattlebaum Artley - Homemaker and Civic Worker.


                                     III-11

Archie H. Davis - President and Chief Executive Officer of The Savannah Bank, Savannah, Georgia. Previously served as President of C&S in Savannah, Georgia. Chairman of the Board of Candler Health Services. Member of the Board of Directors of Thomaston Mills, Thomaston, Georgia.

Paul J. DeNicola - President and Chief Executive Officer of SCS since 1994. Executive Vice President of SCS from 1991 through 1993. Director of SOUTHERN, GULF and MISSISSIPPI.

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

Kirby R. Willis - Vice President, Treasurer and Chief Financial Officer since 1994. Responsible primarily for all accounting, financial, information resources, labor relations, corporate services, environmental and safety activities. He previously served as Treasurer, Controller and Assistant Secretary from 1991 to 1993.

Involvement in certain legal proceedings.
           None.




                                     III-12

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Tables. The following tables set forth information concerning any Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during 1996 for each of the operating affiliates (ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH).

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
----------------------------------------------------------------------------------------------------------------------

Elmer B. Harris
President,
Chief Executive        1996      480,310       72,697           7,112           31,608        439,508          25,068
Officer,               1995      458,940       74,204           5,956           32,170        494,447          26,058
Director               1994      436,280       96,711          13,882           31,441        236,642          24,467

Banks H. Farris        1996      235,255       32,390           7,829            9,730        155,313          12,161
Executive Vice         1995      221,405       76,182           4,239            9,856        174,727          11,889
President              1994      203,508       38,828          52,567            8,331         41,134           9,864

Charles D. McCrary     1996      215,762       29,906           3,198            8,984        126,075          11,530
Executive Vice         1995      206,400       69,380           2,549            9,188        141,834          11,071
President              1994      189,718       35,459           4,254            7,767         38,195          10,260






See next page for footnotes.


                                     III-13

                                                              ALABAMA
                                                    SUMMARY COMPENSATION TABLE
                                                            (Continued)



                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                 Number of
                                                                                 Securities    Long-
Name                                                                             Underlying    Term
and                                                           Other Annual       Stock         Incentive    All Other
Principal                                                     Compensation       Options       Payouts      Compensation
Position               Year         Salary($)    Bonus($)     ($)1               (Shares)      ($)2         ($)3
------------------------------------------------------------------------------------------------------------------------

William B.
   Hutchins, III
Executive Vice
President,              1996        209,213       28,806            3,029          8,654        115,169        10,853
Chief Financial         1995        199,164       69,841            1,180          8,850        129,565        11,088
Officer                 1994        184,995       26,993            1,289          7,551         35,138         9,650



1    Tax reimbursement by ALABAMA and certain personal benefits, including membership fee of $44,014 for Mr. Farris in
1994.
2    Payouts made in 1995, 1996 and 1997 for the four-year performance periods ending December 31, 1994, 1995 and 1996, respectively.
3    ALABAMA contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                               ESP                ESOP              SBP
Elmer B. Harris                   $6,750              $1,127          $17,191
Banks H. Farris                    6,750               1,127            4,284
Charles D. McCrary                 6,750               1,127            3,653
William B. Hutchins, III           6,750               1,127            2,976

                                     III-14




                                                              GEORGIA
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive     All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)      ($)2        ($)3
------------------------------------------------------------------------------------------------------------------------

H. Allen Franklin
President,              1996        482,658         73,260         10,992         31,853        498,688        27,334
Chief Executive         1995        456,366         82,935          3,936         31,960        561,024        25,493
Officer, Director       1994        415,954         87,763         30,078         31,386        203,201       100,201

William G.
 Hairston, III          1996        308,789         46,748          3,555         15,583        257,040        17,070
Executive               1995        296,988         47,489          6,020         15,785        289,170        16,442
Vice President          1994        287,831         44,521          3,225         15,725         81,662        14,593

Warren Y. Jobe
Executive
Vice President,
Treasurer,              1996        227,496         26,749          4,308          9,404        126,075        12,476
Chief Financial         1995        220,152         31,000          1,994          9,710        141,834        12,248
Officer, Director       1994        215,809         27,579          2,744          8,610         56,635        11,736

Gene R. Hodges          1996        221,708         26,209          1,783          9,214        126,075        12,193
Executive               1995        214,502         32,000          1,978          9,514        141,834        11,160
Vice President          1994        204,190         27,579          4,601          8,196         52,188        11,093

Robert H.
 Haubein, Jr.           1996        211,010         29,681          2,081          8,757        115,169        11,740
Senior Vice             1995        199,759         34,000          1,623          8,871        129,565        10,825
President               1994        184,470         32,391          3,115          7,165         34,836         9,924



1    Tax reimbursement by GEORGIA on certain personal benefits.
2    Payouts made in 1995, 1996 and 1997 for the four-year performance periods ending December 31, 1994,
1995 and 1996, respectively.
3    GEORGIA contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                ESP               ESOP             SBP
H. Allen Franklin                 $6,750              $1,127          $19,457
William G. Hairston, III           6,750               1,127            9,193
Warren Y. Jobe                     6,750               1,127            4,599
Gene R. Hodges                     6,750               1,127            4,316
Robert H. Haubein, Jr.             7,031               1,127            3,582



                                     III-15

                                                               GULF
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive    All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)     ($)2         ($)3
-------------------------------------------------------------------------------------------------------------------------

Travis J. Bowden
President,             1996          297,685        29,950          1,560          14,975        207,322       14,950
Chief Executive        1995          289,749        29,077          4,663          15,464        233,237       16,679
Officer, Director      1994          282,513        42,849         42,015          15,134         86,730      115,241

G. Edison
 Holland, Jr.          1996          184,359        18,584          2,969           7,677         91,977        9,940
Vice President,        1995          177,682        16,718          2,463           7,851        103,474        9,491
Corporate Counsel      1994          172,092        21,352          1,512           6,893         18,888        9,307

Arlan E. Scarbrough    1996          173,719        17,512          1,514           7,234         84,047        9,420
Vice President         1995          167,568        16,718            722           7,398         94,553        8,556
                       1994          163,548        19,511          1,185               -         25,889        8,612

John E. Hodges, Jr.    1996          171,688        17,297          1,415           7,145         91,977        9,405
Vice President         1995          164,738        16,718          2,272           7,307        103,474        9,040
                       1994          156,831        21,352          1,999           5,455         37,776        8,733

Francis M.
 Fisher, Jr.           1996          151,236        15,352            459           5,674         84,047        8,177
Vice President         1995          141,389        16,718            510           5,603         94,553        7,694
                       1994          135,307        17,812            586               -         23,635        5,576



1    Tax reimbursement by GULF on certain personal benefits.
2    Payouts made in 1995, 1996 and 1997 for the four-year performance periods ending December 31, 1994,
1995 and 1996, respectively.
3    GULF contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                ESP               ESOP             SBP
Travis J. Bowden                   $6,750              $1,127         $7,073
G. Edison Holland, Jr.              6,750               1,127          2,063
Arlan E. Scarbrough                 6,703               1,127          1,590
John E. Hodges, Jr.                 6,750               1,127          1,528
Francis M. Fisher, Jr.              6,681               1,127            369


                                     III-16


                                                            MISSISSIPPI
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive    All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)      ($)2        ($)3
-------------------------------------------------------------------------------------------------------------------------

Dwight H. Evans
President, Chief       1996         253,006       35,923            3,519         12,830         126,075       13,824
Executive              1995         233,069       42,965            2,746         10,486         141,834       34,139
Officer, Director      1994         215,887       35,459            2,318          8,610          56,635       11,812

H. E. Blakeslee        1996         190,429       25,664              224          7,572          91,977        9,885
Vice President         1995         168,651       29,358              952          7,598         103,474        9,161
                       1994         156,204       23,808            1,055          5,509          37,776        8,494

Don E. Mason           1996         186,670       25,148              125          7,420          84,047        9,587
Vice President         1995         163,901       29,358              794          7,445          94,553        8,830
                       1994         150,162       22,069              686              -          25,889        8,080

Michael W. Southern4
Vice President,
Chief Financial        1996         155,027       20,740            2,841          5,475          65,768        7,865
Officer, Secretary,    1995         133,505       24,467              344          4,847          73,989       19,806
Treasurer              1994               -            -                -              -               -            -

Frederick D.           1996         152,134       20,447              505          5,398          65,768        7,776
 Kuester               1995         136,723       24,467              714          4,779          73,989        7,300
Vice President         1994         127,590       16,481            1,781              -          16,588       19,121


1    Tax reimbursement by MISSISSIPPI on certain personal benefits.
2    Payouts made in 1995, 1996 and 1997 for the four-year performance periods ending December 31, 1994,
1995 and 1996, respectively.
3    MISSISSIPPI contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                     ESP              ESOP               SBP
Dwight H. Evans                        $6,750           $1,127             $5,947
H. E. Blakeslee                         6,750            1,127              2,008
Don E. Mason                            6,750            1,127              1,710
Michael W. Southern                     6,590            1,127                148
Frederick D. Kuester                    6,500            1,127                149
In 1994, Mr. Evans and Mr. Southern received a one-time lump-sum payment of $22,102 and $12,440, respectively, given in connection with their appointment to their current positions.
4    Mr. Southern was named an executive officer effective January 1, 1995.



                                     III-17


                                                            SAVANNAH
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive    All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)      ($)2        ($)3
-------------------------------------------------------------------------------------------------------------------------

Arthur M.
 Gignilliat, Jr.
President,               1996       218,208       26,371            1,104         9,077         151,382        25,705
Chief Executive          1995       211,385       31,847              492         9,327         170,305        21,323
Officer, Director        1994       206,964       37,384              194         8,253          76,164        18,617

Larry M. Porter          1996       138,931       16,740              421         4,560          65,768         9,814
Vice President           1995       134,687       18,100              256         4,701          73,989         8,718
                         1994       130,619       15,249              198             -          15,070         7,561

W. Miles Greer           1996       131,203       16,225              322         4,261          60,636         9,631
Vice President           1995       125,891       18,225              355         4,393          68,215         8,376
                         1994       122,153       14,050              198             -          14,527         7,642

Kirby R. Willis
Vice President,          1996       122,110       15,505              674         3,924          60,636         8,765
Chief Financial          1995       115,632       18,225              256         4,038          68,215         7,444
Officer, Treasurer       1994       111,653       14,207               46             -           8,257         6,840

1    Tax reimbursement by SAVANNAH on certain personal benefits.
2    Payouts made in 1995, 1996 and 1997 for the four-year performance periods ending December 31, 1994, 1995 and 1996, respectively.
3    SAVANNAH contributions to the ESP, under Section 401(k) of the Internal Revenue Code, ESOP, and AME for
the following:-
Name                                   ESP               ESOP             AME
Arthur M. Gignilliat                  $6,750            $1,127           $17,828
Larry M. Porter                        5,359             1,127             3,328
W. Miles Greer                         5,039             1,127             3,465
Kirby R. Willis                        5,292             1,038             2,435

                                     III-18



                           STOCK OPTION GRANTS IN 1996

Stock Option Grants. The following table sets forth all stock option grants to the named executive officers of each operating subsidiary during the year ending
December 31, 1996.


                                   Individual Grants                                         Grant Date Value

                              # of           % of Total
                              Securities     Options Exercise
                              Underlying     Granted to       or
                              Options        Employees in     Base Price      Expiration      Grant Date
   Name                       Granted1       Fiscal Year2     ($/Sh)1         Date1           Present Value($)3
    ------------------------------------------------------------------------------------------------------------------

   ALABAMA

   Elmer B. Harris              31,608            2.2             23.00       04/15/2006           115,369
   Banks H. Farris               9,730            0.7             23.00       06/01/2003            34,444
   Charles D. McCrary            8,984            0.6             23.00       04/15/2006            32,792
   William B. Hutchins, III      8,654            0.6             23.00       04/15/2006            31,587

   GEORGIA

   H. Allen Franklin            31,853            2.2             23.00       04/15/2006           116,263
   William G. Hairston, III     15,583            1.1             23.00       04/15/2006            56,878
   Warren Y. Jobe                9,404            0.6             23.00       04/15/2006            34,325
   Gene R. Hodges                9,214            0.6             23.00       04/15/2006            33,631
   Robert H. Haubein, Jr.        8,757            0.6             23.00       04/15/2006            31,963

   GULF

   Travis J. Bowden             14,975            1.0             23.00       04/15/2006            54,659
   G. Edison Holland, Jr.        7,677            0.5             23.00       04/15/2006            28,021
   Arlan E. Scarbrough           7,234            0.5             23.00        11/01/2004           26,115
   John E. Hodges, Jr.           7,145            0.5             23.00       04/15/2006            26,079
   Francis M. Fisher, Jr.        5,674            0.4             23.00       04/15/2006            20,710


   See next page for footnotes.

                                     III-19


                                                  STOCK OPTION GRANTS IN 1996





                                   Individual Grants                                         Grant Date Value

                              # of           % of Total
                              Securities     Options Exercise
                              Underlying     Granted to       or
                              Options        Employees in     Base Price      Expiration     Grant Date
   Name                       Granted1       Fiscal Year2     ($/Sh)1         Date1          Present Value($)3
   --------------------------------------------------------------------------------------------------------------

   MISSISSIPPI

   Dwight H. Evans              12,830            0.9             23.00       04/15/2006             46,830
   H. E. Blakeslee               7,572            0.5             23.00       04/15/2006             27,638
   Don E. Mason                  7,420            0.5             23.00       04/15/2006             27,083
   Michael W. Southern           5,475            0.4             23.00       04/15/2006             19,984
   Frederick D. Kuester          5,398            0.4             23.00       04/15/2006             19,703

   SAVANNAH

   Arthur M. Gignilliat, Jr.     9,077            0.6             23.00       09/03/2000             28,683
   Larry M. Porter               4,560            0.3             23.00       04/15/2006             16,644
   W. Miles Greer                4,261            0.3             23.00       04/15/2006             15,553
   Kirby R. Willis               3,924            0.3             23.00       04/15/2006             14,323



1 Grants were made on April 15, 1996, and vest 25% per year on the anniversary date of the grant. Grants fully vest upon termination incident to death, disability, or retirement. The exercise price is the average of the high and low fair market value of SOUTHERN's common stock on the date granted. In accordance with the terms of the Executive Stock Plan, Mr. Farris' unexercised options expire on June 1, 2003, three years after his normal retirement date; Mr.
Scarbrough's unexercised options expire on November 1, 2004, three years after his normal retirement date; and Mr. Gignilliat's unexercised options expire on September 3, 2000, three years after his normal retirement date.
2 A total of 1,460,731 stock options were granted in 1996 to key executives participating in SOUTHERN's Executive Stock Plan.
3 Based on the Black-Scholes option valuation model. The actual value, if any, an executive officer may realize ultimately depends on the market value of SOUTHERN's common stock at a future date. This valuation is provided pursuant to SEC disclosure rules. There is no assurance that the value realized will be at or near the value estimated by the Black-Scholes model. Assumptions used to calculate this value: price volatility - 18.627%; risk-free rate of return - 6.51%; dividend yield - 5.48%; and time to exercise - 10 years.


                                   III-20

      AGGREGATED STOCK OPTION EXERCISES IN 1996 AND YEAR-END OPTION VALUES

Aggregated Stock Option Exercises. The following table sets forth information concerning options exercised during the year ending December 31, 1996, by the named executive officers and the value of unexercised options held by them as of December 31, 1996.

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options at             Options at
                                                                        Fiscal                 Fiscal
                                                                        Year-End (#)           Year-End($)1

                         Shares Acquired           Value                Exercisable/           Exercisable/
Name                     on Exercise (#)           Realized($)2         Unexercisable          Unexercisable
---------------------------------------------------------------------------------------------------------------

ALABAMA

Elmer B. Harris                    -                       -            120,265/78,180          657,199/92,536
Banks H. Farris                    -                       -             18,261/22,864           56,021/25,231
Charles D. McCrary                 -                       -             16,113/21,228           48,101/23,522
William B. Hutchins, III           -                       -             16,061/20,542           48,197/22,871

GEORGIA

H. Allen Franklin                  -                       -             90,733/77,368          458,476/91,048
William G. Hairston, III           -                       -             18,817/38,231           40,646/45,468
Warren Y. Jobe                     -                       -             21,293/22,862           78,175/26,056
Gene R. Hodges                     -                       -             17,422/22,168           60,499/24,922
Robert H. Haubein, Jr.             -                       -             16,992/20,497           52,277/22,204

GULF

Travis J. Bowden                   -                       -             51,315/37,200          265,382/44,277
G. Edison Holland, Jr.             -                       -             15,378/18,473           46,373/20,868
Arlan E. Scarbrough                -                       -              1,849/12,783             1,849/5,549
John E. Hodges, Jr.                -                       -             13,050/16,499           39,826/17,321
Francis M. Fisher, Jr.             -                       -               1,400/9,877             1,400/4,203



See next page for footnotes.


                                     III-21

      AGGREGATED STOCK OPTION EXERCISES IN 1996 AND YEAR-END OPTION VALUES

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options at             Options at
                                                                        Fiscal                 Fiscal
                                                                        Year-End (#)           Year-End($)1

                         Shares Acquired           Value                Exercisable/           Exercisable/
Name                     on Exercise (#)           Realized($)2         Unexercisable          Unexercisable
---------------------------------------------------------------------------------------------------------------

MISSISSIPPI

Dwight H. Evans                    -                       -             21,316/26,875         76,831/26,645
H. E. Blakeslee                    -                       -             13,513/17,218         41,198/17,706
Don E. Mason                       -                       -              1,861/13,004           1,861/5,584
Michael W. Southern                -                       -               1,211/9,111           1,211/3,636
Frederick D. Kuester               -                       -               1,194/8,983           1,194/3,585

SAVANNAH

Arthur M. Gignilliat, Jr.          -                       -             42,773/22,000        270,024/25,003
Larry M. Porter                    -                       -               1,175/8,086           1,175/3,526
W. Miles Greer                     -                       -               1,098/7,556           1,098/3,295
Kirby R. Willis                    -                       -               1,009/6,953           1,009/3,029


1 This represents the excess of the fair market value of SOUTHERN's common stock of $22.625 per share, as of December 31, 1996, above the exercise price of the options. One column reports the "value" of options that are vested and therefore could be exercised; the other the "value" of options that are not vested and therefore could not be exercised as of December 31, 1996.
2 The "Value Realized" is ordinary income, before taxes, and represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.


                                     III-22

                   LONG-TERM INCENTIVE PLANS - AWARDS IN 1996


Long-Term Incentive Plans. The following table sets forth the long-term incentive plan awards made to the named executive officers for the performance period January 1, 1996 through December 31, 1999.

                                                                       Estimated Future Payouts under
                                                                         Non-Stock Price-Based Plans

                                                 Performance or
                                                 Other Period
                           Number of             Until Maturation      Threshold          Target       Maximum
Name                       Units (#)1            or Payout             ($)2               ($)2          ($)2
-----------------------------------------------------------------------------------------------------------------

ALABAMA

Elmer B. Harris                280,184               4 years             140,092          280,184        560,368
Banks H. Farris                108,335               4 years              54,168          108,335        216,670
Charles D. McCrary              80,251               4 years              40,126           80,251        160,502
William B. Hutchins, III        80,251               4 years              40,126           80,251        160,502

GEORGIA

H. Allen Franklin              317,913               4 years             158,957          317,913        635,826
William G. Hairston, III       163,866               4 years              81,933          163,866        327,732
Warren Y. Jobe                  80,251               4 years              40,126           80,251        160,502
Gene R. Hodges                  80,251               4 years              40,126           80,251        160,502
Robert H. Haubein, Jr.          80,251               4 years              40,126           80,251        160,502

GULF

Travis J. Bowden               132,168               4 years              66,084          132,168        264,336
G. Edison Holland, Jr.          58,514               4 years              29,257           58,514        117,028
Arlan E. Scarbrough             58,514               4 years              29,257           58,514        117,028
John E. Hodges, Jr.             58,514               4 years              29,257           58,514        117,028
Francis M. Fisher, Jr.          58,514               4 years              29,257           58,514        117,028





See next page for footnotes.


                                     III-23

                   LONG-TERM INCENTIVE PLANS - AWARDS IN 1996


                                                                       Estimated Future Payouts under
                                                                         Non-Stock Price-Based Plans


                                                 Performance or
                                                 Other Period
                           Number of             Until Maturation      Threshold        Target          Maximum
Name                       Units (#)1            or Payout             ($)2             ($)2            ($)2
-----------------------------------------------------------------------------------------------------------------


MISSISSIPPI

Dwight H. Evans              132,168                 4 years              66,084          132,168        264,336
H. E. Blakeslee               58,514                 4 years              29,257           58,514        117,028
Don E. Mason                  58,514                 4 years              29,257           58,514        117,028
Michael W. Southern           41,800                 4 years              20,900           41,800         83,600
Frederick D. Kuester          41,800                 4 years              20,900           41,800         83,600

SAVANNAH

Arthur M. Gignilliat, Jr.     96,504                 4 years              48,252           96,504        193,008
Larry M. Porter               41,800                 4 years              20,900           41,800         83,600
W. Miles Greer                41,800                 4 years              20,900           41,800         83,600
Kirby R. Willis               41,800                 4 years              20,900           41,800         83,600



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



                                     III-24

                  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE


Pension Plan Table. The following table sets forth the estimated combined annual pension benefits under the pension and supplemental defined benefit plans in effect during 1996 for ALABAMA, GEORGIA, GULF and MISSISSIPPI. Employee compensation covered by the pension and supplemental benefit plans for pension purposes is limited to the average of the highest three of the final 10 years' base salary and wages (reported under column titled "Salary" in the Summary Compensation Tables on pages III-13 through III-18).

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


         As of December 31, 1996, the applicable compensation levels and years of accredited service are presented in the following tables:


ALABAMA
                                           Compensation                    Accredited
            Name                              Level                     Years of Service

            Elmer B. Harris                    $462,672                          38
            Banks H. Farris                     223,188                          37
            Charles D. McCrary                  207,360                          22
            William B. Hutchins, III            200,328                          30

                                     III-25


GEORGIA
                                             Compensation                   Accredited
            Name                                 Level                   Years of Service

            H. Allen Franklin                  $462,660                          25
            William G. Hairston, III            301,752                          28
            Warren Y. Jobe                      221,784                          25
            Gene R. Hodges                      215,292                          32
            Robert H. Haubein, Jr.              201,684                          29


GULF
                                             Compensation                   Accredited
            Name                                 Level                   Years of Service

            Travis J. Bowden                   $291,972                          30  (1)
            G. Edison Holland, Jr.              179,340                          14  (1)
            Arlan E. Scarbrough                 169,272                          33
            John E. Hodges, Jr.                 165,900                          30
            Francis M. Fisher, Jr.              144,288                          25

MISSISSIPPI
                                             Compensation                   Accredited
            Name                                 Level                   Years of Service

            Dwight H. Evans                    $237,324                          25
            H. E. Blakeslee                     172,068                          31
            Don E. Mason                        167,640                          30
            Michael W. Southern                 137,436                          21
            Frederick D. Kuester                138,768                          24

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



                                     III-26

         As of December 31, 1996, the applicable compensation levels and years of accredited service are presented in the following table:-

SAVANNAH
                                           Compensation                     Accredited
            Name                               Level                     Years of Service

            Arthur M. Gignilliat               $212,953                           36
            Larry M. Porter                     135,254                           19
            W. Miles Greer                      126,998                           12
            Kirby R. Willis                     116,929                           22


         SAVANNAH has in effect a voluntary deferred compensation plan for certain executive employees pursuant to which such employees may defer a portion of their respective annual salaries. In addition, SAVANNAH has a supplemental executive retirement plan for certain of its executive employees. The deferred compensation plan is designed to provide supplemental retirement or survivor benefit payments. The supplemental executive retirement plan is also designed to provide retiring executives of SAVANNAH with a supplemental retirement benefit, which, in conjunction with social security and benefits under SAVANNAH's qualified pension plan, will equal 70 percent of the highest three of the final 10 years' average annual compensation (including deferrals under the deferred compensation plan). Both of these plans are unfunded and the liability is payable from general funds of SAVANNAH. The deferred compensation plan became effective December 1, 1983, and all of SAVANNAH's executive officers are participating in the plan. In addition, all executives are participating in the supplemental executive retirement plan.

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

         The following table sets forth the estimated combined annual pension benefits under the pension plan and supplemental executive retirement plan in effect during 1996 which are payable by SAVANNAH to executives upon retirement at the normal retirement age after designated periods of accredited service and at a specified compensation level.

                                                      Years of Accredited Service
       Remuneration                              15                 25               35
--------------------------                       --                 --               --

         $  90,000                             $ 63,000          $ 63,000         $ 63,000
          $120,000                               84,000            84,000           84,000
          $150,000                              105,000           105,000          105,000
          $180,000                              126,000           126,000          126,000
          $210,000                              147,000           147,000          147,000
          $260,000                              182,000           182,000          182,000


                                     III-27

Compensation of Directors.

         Standard Arrangements. The following table presents compensation paid to the directors, during 1996 for service as a member of the board of directors and any board committee(s), except that employee directors received no fees or compensation for service as a member of the board of directors or any board committee. All or a portion of these fees may be deferred until membership on the board is terminated.


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


         Effective January 1, 1997, the Outside Directors Pension Plan (the "Plan") was terminated and benefits payable under the Plan were frozen. Non-employee directors serving as of January 1, 1997, have a one-time election to receive a Plan benefit buy-out equal to the actuarial present value of future Plan benefits or receive benefits under the terms of the Plan at the annual retainer rate in effect on December 31, 1996. Directors who elect to receive the benefit buy-out must defer receipt until membership on the board is terminated. Directors who elect to continue to participate under the terms of the Plan are entitled to benefits upon retirement from the board on the retirement date designated in the respective companies' by-laws. The annual benefit payable is based upon length of service and varies from 75 percent of the annual retainer in effect on December 31, 1996, if the participant has at least 60 months of service on the board of one or more system companies, to 100 percent if the participant has at least 120 months of such service. Payments continue for the greater of the lifetime of the participant or 10 years.

         Other Arrangements. No director received other compensation for services as a director during the year ending December 31, 1996 in addition to or in lieu of that specified by the standard arrangements specified above.

Employment Contracts and Termination of Employment and Change in Control Arrangements.

         None.

Report on Repricing of Options.

         None.

                                     III-28

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions.


         ALABAMA

                  Elmer B. Harris serves on the Compensation Committee of AmSouth Bancorporation. John W. Woods, a director of ALABAMA, served as Chairman of AmSouth Bancorporation during 1996.


                                     III-29

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners. SOUTHERN is the beneficial owner of 100% of the outstanding common stock of registrants: ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH.

                                                             Amount and
                            Name and Address                 Nature of             Percent
                            of Beneficial                    Beneficial            of
Title of Class              Owner                            Ownership             Class
---------------------------------------------------------------------------------------------

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

Security ownership of management. The following table shows the number of shares of SOUTHERN common stock and operating subsidiary preferred stock owned by the directors, nominees and executive officers as of December 31, 1996. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares of the respective classes outstanding on December 31, 1996.

Name of Directors,
Nominees and                                                                Number of Shares
Executive Officers                       Title of Class                     Beneficially Owned  1,2
---------------------------------------------------------------------------------------------------
ALABAMA

Whit Armstrong                           SOUTHERN Common                                 14,974

A. William Dahlberg                      SOUTHERN Common                                182,190

Peter V. Gregerson, Sr.                  SOUTHERN Common                                    279

Bill M. Guthrie                          SOUTHERN Common                                128,855

Elmer B. Harris                          SOUTHERN Common                                170,780

Carl E. Jones, Jr.                       SOUTHERN Common                                  9,764


                                     III-30


Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned  1,2
----------------------------------------------------------------------------------------------------
William V. Muse                          SOUTHERN Common                                   279

John T. Porter                           SOUTHERN Common                                   667

Gerald H. Powell                         SOUTHERN Common                                 5,883

Robert Davis Powers                      SOUTHERN Common                                   279

John W. Rouse, Jr.                       SOUTHERN Common                                 4,011

William J. Rushton, III                  SOUTHERN Common                                 6,927
                                         ALABAMA Preferred                                  20

James H. Sanford                         SOUTHERN Common                                   262

John C. Webb, IV                         SOUTHERN Common                                18,799
                                         ALABAMA Preferred                                 136

John W. Woods                            SOUTHERN Common                                    34

Banks H. Farris                          SOUTHERN Common                                27,521

William B. Hutchins, III                 SOUTHERN Common                                37,299

Charles D. McCrary                       SOUTHERN Common                                22,606


The directors, nominees,
and executive officers
as a group                               SOUTHERN Common                               631,409
                                         ALABAMA Preferred                                 156


GEORGIA

Bennett A. Brown                         SOUTHERN Common                                   398

A. William Dahlberg                      SOUTHERN Common                               182,190



                                     III-31


Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned  1,2
----------------------------------------------------------------------------------------------------
W. A. Fickling, Jr.                      SOUTHERN Common                                     699
                                         GEORGIA Preferred                                    50

H. Allen Franklin                        SOUTHERN Common                                 114,757

L. G. Hardman III                        SOUTHERN Common                                   8,250

Warren Y. Jobe                           SOUTHERN Common                                  50,212
                                         GEORGIA Preferred                                   403

James R. Lientz, Jr.                     SOUTHERN Common                                     282

W. A. Parker, Jr.                        SOUTHERN Common                                  27,000
                                         GEORGIA Preferred                                     2

G. Joseph Prendergast                    SOUTHERN Common                                     398

Herman J. Russell                        SOUTHERN Common                                   8,414

Gloria M. Shatto                         SOUTHERN Common                                  15,832
                                         GEORGIA Preferred                                 1,200

W. J. Vereen                             SOUTHERN Common                                   5,493
                                         GEORGIA Preferred                                 3,301

Carl Ware                                SOUTHERN Common                                     342

Thomas R. Williams                       SOUTHERN Common                                     240
                                         GEORGIA Preferred                                 1,000

William G. Hairston, III                 SOUTHERN Common                                  36,912

Robert H. Haubein, Jr.                   SOUTHERN Common                                  23,678

Gene R. Hodges                           SOUTHERN Common                                  47,700
                                         GEORGIA Preferred                                   800


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                 620,124
                                         GEORGIA Preferred                                 6,756


                                     III-32


Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned  1,2
----------------------------------------------------------------------------------------------------
GULF

Travis J. Bowden                         SOUTHERN Common                                   81,563

Paul J. DeNicola                         SOUTHERN Common                                   85,643

Fred C. Donovan                          SOUTHERN Common                                      239

W. Deck Hull, Jr.                        SOUTHERN Common                                    2,529

Joseph K. Tannehill                      SOUTHERN Common                                    4,239

Francis M Fisher, Jr.                    SOUTHERN Common                                    6,663
                                         GULF Preferred                                         2

John E. Hodges, Jr.                      SOUTHERN Common                                   35,179
                                         GULF Preferred                                         3

G. Edison Holland, Jr.                   SOUTHERN Common                                   16,874

Arlan E. Scarbrough                      SOUTHERN Common                                   23,344


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                  256,273
                                         GULF Preferred                                         5



MISSISSIPPI

Paul J. DeNicola                         SOUTHERN Common                                   85,643

Edwin E. Downer                          SOUTHERN Common                                    2,156

Dwight H. Evans                          SOUTHERN Common                                   40,340
                                         GEORGIA Preferred                                    200
                                         MISSISSIPPI Preferred                                100

Robert S. Gaddis                         SOUTHERN Common                                    2,632


                                     III-33



Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned  1,2
----------------------------------------------------------------------------------------------------
Walter H. Hurt, III                      SOUTHERN Common                                    1,130
                                         MISSISSIPPI Preferred                                 33

Aubrey K. Lucas                          SOUTHERN Common                                    1,675

George A. Schloegel                      SOUTHERN Common                                      127

Philip J. Terrell                        SOUTHERN Common                                      689

N. Eugene Warr                           SOUTHERN Common                                      472

H. E. Blakeslee                          SOUTHERN Common                                   24,097

Frederick D. Kuester                     SOUTHERN Common                                    6,236

Don E. Mason                             SOUTHERN Common                                   22,286

Michael W. Southern                      SOUTHERN Common                                    6,047


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                  193,530
                                         GEORGIA Preferred                                    200
                                         MISSISSIPPI Preferred                                133



SAVANNAH

Helen Quattlebaum Artley                 SOUTHERN Common                                    2,654

Paul J. DeNicola                         SOUTHERN Common                                   85,643

Arthur M. Gignilliat, Jr.                SOUTHERN Common                                   66,722

Walter D. Gnann                          SOUTHERN Common                                    1,596

Robert B. Miller, III                    SOUTHERN Common                                    2,316

Arnold M. Tenenbaum                      SOUTHERN Common                                      590

Fred F. Williams                         SOUTHERN Common                                    2,244

                                     III-34


Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned 1,2
---------------------------------------------------------------------------------------------------
W. Miles Greer                           SOUTHERN Common                                    3,240

Larry M. Porter                          SOUTHERN Common                                   15,678

Kirby R. Willis                          SOUTHERN Common                                    5,538


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                  186,221



Changes in control. SOUTHERN and the operating affiliates know of no arrangements which may at a subsequent date result in any change in control.







--------
1    As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
2    The shares shown include shares of SOUTHERN common stock of which certain directors and executive officers have the right to acquire beneficial ownership within 60 days pursuant to the Executive Stock Plan, as follows:
Mr. Blakeslee, 13,513 shares; Mr. Bowden, 51,315 shares; Mr. Dahlberg, 123,218 shares; Mr. DeNicola, 52,086 shares; Mr. Evans, 21,316 shares; Mr. Farris, 18,261  shares; Mr. Franklin, 90,733 shares; Mr. Gignilliat, 42,773 shares; Mr. Greer, 1,098 shares; Mr. Guthrie, 74,833 shares; Mr. Hairston, 18,817 shares; Mr. Harris, 120,265 shares; Mr. Haubein, 16,992 shares; Mr. G. R. Hodges, 17,422 shares; Mr. J. E. Hodges, 13,050 shares; Mr.
Holland, 15,378 shares; Mr. Hutchins, 16,061 shares; Mr. Jobe, 21,293 shares; Mr. Kuester, 1,194 shares; Mr.
Mason, 1,861 shares; Mr. McCrary, 16,113 shares; Mr. Porter, 1,175 shares; Mr. Scarbrough, 1,849 shares; Mr.
Southern, 1,211 shares; and Mr. Willis, 1,009 shares.  Also included are shares of SOUTHERN common stock held by the spouses of the following directors: Mr. Hardman, 100 shares; Mr. Harris, 310 shares; Mr. Parker, 53 shares;
Mr. Powers, 50 shares; and Dr. Shatto, 12,667 shares.  Also included are 1,200 shares of GEORGIA preferred stock held by Dr. Shatto's spouse.


                                     III-35

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     ALABAMA

Transactions with management and others.

    Mr. Whit Armstrong is President, Chairman and Chief Executive Officer of The Citizens Bank, Enterprise, Alabama; Mr. Carl E.Jones, Jr. is President and Chief Operating Officer of Regions Bank, Birmingham, Alabama; Mr. Wallace D. Malone is Chairman and Chief Executive Officer of SouthTrust Corporation, Birmingham, Alabama. During 1996, these banks furnished a number of regular banking services in the ordinary course of business to ALABAMA. ALABAMA intends to maintain normal banking relations with all the aforesaid banks in the future.

Certain business relationships.
           None.

Indebtedness of management.
           None.

Transactions with promoters.
           None.

                                     GEORGIA

Transactions with management and others.

    Mr. L. G. Hardman III is Chairman of the Board of The First National Bank of Commerce, Georgia; Mr. James R. Lientz, Jr. is President of NationsBank of Georgia, Atlanta, Georgia; Mr. G. Joseph Prendergast is Chairman of Wachovia Bank of Georgia, N.A., Atlanta, Georgia; and Mr. Herman J. Russell is Chairman of the Board of Citizens Trust Bank, Atlanta, Georgia. During 1996, these banks furnished a number of regular banking services in the ordinary course of business to GEORGIA. GEORGIA intends to maintain normal banking relations with all the aforesaid banks in the future.

    In 1996, GEORGIA leased a building from Riverside Manufacturing Co. for approximately $77,000. Mr. William J. Vereen is Chief Executive Officer, President, Treasurer and Director of Riverside Manufacturing Co.


Certain business relationships.
           None.

Indebtedness of management.
           None.

Transactions with promoters.
           None.
                                      GULF

Transactions with management and others.

    Mr. W. Deck Hull, Jr. is Vice Chairman of SunTrust Bank, West Florida, Panama City, Florida. During 1996, this bank furnished a number of regular banking services in the ordinary course of business to GULF. GULF intends to maintain normal banking relations with the aforesaid bank in the future.

    The firm of Beggs & Lane, P.A. serves as local counsel for GULF and received from GULF approximately $960,994 for services rendered. Mr. G. Edison Holland, Jr. is a partner in the firm and also serves as Vice President
 - Power Generation/Transmission and Corporate Counsel of GULF.

Certain business relationships.
           None.

Indebtedness of management.
           None.

Transactions with promoters.
           None.

                                   MISSISSIPPI

Transactions with management and others.

     Mr. Robert S. Gaddis is Chairman of the Advisory Board of Trustmark National Bank, Laurel, Mississippi; Mr. George A. Schloegel is President of Hancock Bank, Gulfport, Mississippi and Mr. N. Eugene Warr is a director of Coast Community Bank. During 1996, these banks furnished a number of regular banking services in the ordinary course of business to MISSISSIPPI. MISSISSIPPI intends to maintain normal banking relations with the aforesaid banks in the future.

Certain business relationships.
          None.

Indebtedness of management.
          None.

Transactions with promoters.
          None.

                                     III-36

                                    SAVANNAH

Transactions with management and others.
         None

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

     (3) Exhibits:

         Exhibits for SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed in the Exhibit Index at page E-1.


(b)  Reports on Form 8-K during the fourth quarter of 1996 were as follows:

     SOUTHERN filed a Current Report on Form 8-K:

              Date of event: October 9, 1996
              Items reported: Items 5 and 7

     GULF filed a Current Report on Form 8-K:

              Date of event:  November 6, 1996
              Items reported: Items 5 and 7

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

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 21, 1997

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

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 21, 1997

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

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 21, 1997

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

     Elmer B. Harris
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     William B. Hutchins, III
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer)

     David L. Whitson
     Vice President and Comptroller
     (Principal Accounting Officer)

                          Directors:
      Whit Armstrong                   Gerald H. Powell
      Peter V. Gregerson, Sr.          Robert D. Powers
      Bill M. Guthrie                  John W. Rouse
      Wallace D. Malone, Jr.           James H. Sanford
      William V. Muse                  John Cox Webb, IV
      John T. Porter

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 21, 1997

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

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 21, 1997

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

     H. Allen Franklin
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Warren Y. Jobe
     Executive Vice President, Treasurer,
     Chief Financial Officer and Director
     (Principal Financial Officer)

     Cliff S. Thrasher
     Vice President, Comptroller and Chief Accounting Officer
     (Principal Accounting Officer)

                           Directors:
       Bennett A. Brown           Herman J. Russell
       William A. Fickling, Jr.   Gloria M. Shatto
       L. G. Hardman III          William Jerry Vereen
       James R. Lientz, Jr.       Carl Ware
       G. Joseph Prendergast      Thomas R. Williams

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 21, 1997


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

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 21, 1997

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

     Travis J. Bowden
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Arlan E. Scarbrough
     Vice President - Finance
     (Principal Financial and Accounting Officer)

                         Directors:
       Paul J. DeNicola         Joseph K. Tannehill
       Fred C. Donovan          Barbara H. Thames
       W. Deck Hull, Jr.

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 21, 1997

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

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 21, 1997

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

     Dwight H. Evans
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Michael W. Southern
     Vice President, Secretary, Treasurer and
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

                          Directors:
        Paul J. DeNicola        Aubrey K. Lucas
        Edwin E. Downer         George A. Schloegel
        Robert S. Gaddis        Philip J. Terrell
        Walter H. Hurt, III     Gene Warr

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 21, 1997

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

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 21, 1997

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

      Arthur M. Gignilliat, Jr.
      President, Chief Executive Officer and Director
      (Principal Executive Officer)

      Kirby R. Willis
      Vice President, Treasurer and
      Chief Financial Officer
      (Principal Financial and Accounting Officer)

                         Directors:
       Helen Q. Artley        Robert B. Miller, III
       Archie H. Davis        Arnold M. Tenenbaum
       Paul J. DeNicola       Frederick F. Williams, Jr.
       Walter D. Gnann

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 21, 1997

Exhibit 21.      Subsidiaries of the Registrants.*

                                                          Jurisdiction of
 Name of Company                                           Organization
 -----------------------------------------------------------------------------

 Alabama Power Company                                          Alabama
     Alabama Power Capital Trust I                              Delaware
     Alabama Power Capital Trust II                             Delaware
     Alabama Power Capital Trust III                            Delaware
     Alabama Power Capital Trust IV                             Delaware
     Alabama Property Company                                   Alabama
     Southern Electric Generating Company                       Alabama

 Georgia Power Company                                          Georgia
     Georgia Power Capital Trust I                              Delaware
     Georgia Power Capital Trust II                             Delaware
     Georgia Power Capital Trust III                            Delaware
     Georgia Power L.P. Holdings Corp.                          Georgia
        Georgia Power Capital, L.P.                             Delaware
     Piedmont-Forrest Corporation                               Georgia
     Southern Electric Generating Company                       Alabama

 Gulf Power Company                                             Maine
     Gulf Power Capital Trust I                                 Delaware
     Gulf Power Capital Trust II                                Delaware

 Mississippi Power Company                                      Mississippi

 Savannah Electric and Power Company                            Georgia

 SEI Holdings, Inc.                                             Delaware
 -----------------------------------------------------------------------------

*This information is as of December 31, 1996. In addition, the list omits certain subsidiaries pursuant to paragraph (b)(21)(ii) of Regulation S-K Item 601.

                               Arthur Andersen LLP
                                                                  Exhibit 23(a)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 12, 1997 on the financial statements of The Southern Company and its subsidiaries and the related financial statement schedule, included in this Form 10-K, into The Southern Company's previously filed Registration Statement File Nos. 2-78617, 33-3546, 33-30171, 33-51433,
33-54415, 33-57951, 33-58371, 33-60427, 333-07539 and 333-09077.


                             /s/Arthur Andersen LLP


Atlanta, Georgia
March 20, 1997

                               Arthur Andersen LLP


                                                                  Exhibit 23(b)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 12, 1997 on the financial statements of Alabama Power Company and the related financial statement schedule, included in this Form 10-K, into Alabama Power Company's previously filed Registration Statement File Nos. 33-49653, 33-61845 and 333-17333.


                             /s/Arthur Andersen LLP


Birmingham, Alabama
March 20, 1997

                               Arthur Andersen LLP


                                                                  Exhibit 23(c)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 12, 1997 on the financial statements of Georgia Power Company and the related financial statement schedule, included in this Form 10-K, into Georgia Power Company's previously filed Registration Statement File Nos. 33-49661 and 33-60345.


                             /s/Arthur Andersen LLP


Atlanta, Georgia
March 20, 1997

                               Arthur Andersen LLP


                                                                  Exhibit 23(d)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 12, 1997 on the financial statements of Gulf Power Company and the related financial statement schedule, included in this Form 10-K, into Gulf Power Company's previously filed Registration Statement File Nos. 33-50165 and 333-19271.


                             /s/Arthur Andersen LLP


Atlanta, Georgia
March 20, 1997

                               Arthur Andersen LLP


                                                                  Exhibit 23(e)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





     As independent public accountants, we hereby consent to the incorporation of our reports dated February 12, 1997 on the financial statements of Mississippi Power Company and the related financial statement schedule, included in this Form 10-K, into Mississippi Power Company's previously filed Registration Statement File Nos. 33-49320, 33-49649 and 333-20469.


                                           /s/Arthur Andersen LLP


Atlanta, Georgia
March 20, 1997

                               Arthur Andersen LLP


                                                                 Exhibit 23(f)





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 12, 1997 on the financial statements of Savannah Electric and Power Company and the related financial statement schedule, included in this Form 10-K, into Savannah Electric and Power Company's previously filed Registration Statement File No. 33-52509.


                             /s/Arthur Andersen LLP


Atlanta, Georgia
March 20, 1997

                               Arthur Andersen LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To The Southern Company:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Southern Company and its subsidiaries included in this Form 10-K, and have issued our report thereon dated February 12, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to The Southern Company and its subsidiaries (page S-2) is the responsibility of The Southern Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                             /s/Arthur Andersen LLP


Atlanta, Georgia
February 12, 1997

                               Arthur Andersen LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Alabama Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Alabama Power Company included in this Form 10-K, and have issued our report thereon dated February 12, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Alabama Power Company (page S-3) is the responsibility of Alabama Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                             /s/Arthur Andersen LLP


Birmingham, Alabama
February 12, 1997

                               Arthur Andersen LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Georgia Power Company:

      We have audited in accordance with generally accepted auditing standards, the financial statements of Georgia Power Company included in this Form 10-K, and have issued our report thereon dated February 12, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Georgia Power Company (page S-4) is the responsibility of Georgia Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                             /s/Arthur Andersen LLP


Atlanta, Georgia
February 12, 1997

                               Arthur Andersen LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Gulf Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Gulf Power Company included in this Form 10-K, and have issued our report thereon dated February 12, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Gulf Power Company (page S-5) is the responsibility of Gulf Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                             /s/Arthur Andersen LLP



Atlanta, Georgia
February 12, 1997

                               Arthur Andersen LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Mississippi Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Mississippi Power Company included in this Form 10-K, and have issued our report thereon dated February 12, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Mississippi Power Company (page S-6) is the responsibility of Mississippi Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                             /s/Arthur Andersen LLP


Atlanta, Georgia
February 12, 1997

                               Arthur Andersen LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Savannah Electric and Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Savannah Electric and Power Company included in this Form 10-K, and have issued our report thereon dated February 12, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Savannah Electric and Power Company (page S-7) is the responsibility of Savannah Electric and Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                             /s/Arthur Andersen LLP


Atlanta, Georgia
February 12, 1997


                                       INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule                                                                                                          Page

II     Valuation and Qualifying Accounts and Reserves
        1996, 1995 and 1994
         The Southern Company and Subsidiary Companies..........................................................   S-2
         Alabama Power Company..................................................................................   S-3
         Georgia Power Company..................................................................................   S-4
         Gulf Power Company.....................................................................................   S-5
         Mississippi Power Company..............................................................................   S-6
         Savannah Electric and Power Company....................................................................   S-7

    Schedules I through V not listed above are omitted as not applicable or not required. Columns omitted from schedules filed have been omitted because the information is not applicable or not required.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                        (Stated in Thousands of Dollars)

                                                                           Additions
                                                                 ----------------------------------------

                                        Balance at Beginning     Charged to     Charged to Other                    Balance at End
           Description                        of Period             Income           Accounts       Deductions          of Period
    ----------------------------------- ------------------------ -------------- ------------------- --------------- ----------------
    Provision for uncollectible
       accounts
         1996..........................         $37,119            $24,768        $       48          $30,348 (2)         $31,587
         1995..........................           9,129             30,445            23,053 (1)       25,508 (2)          37,119
         1994..........................           9,067             23,322                 8           23,268 (2)           9,129

-------------------
Notes:
    (1) Includes the addition of a Purchased Reserve in the amount of $23,027 related to the acquisition of SWEB.
    (2) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.



                                                            ALABAMA POWER COMPANY
                                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                       (Stated in Thousands of Dollars)

                                                                            Additions
                                                                  ---------------------------------------

                                       Balance at Beginning    Charged to      Charged to Other                  Balance at End
           Description                       of Period            Income            Accounts        Deductions       of Period
    ---------------------------------- ----------------------- --------------- ------------------ -------------- ---------------
    Provision for uncollectible
      accounts
         1996..........................       $1,212             $8,214             $-             $8,255 (Note)        $1,171
         1995..........................        2,297              5,823              -              6,908 (Note)         1,212
         1994..........................        2,632              4,967              -              5,302 (Note)         2,297

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.







                              GEORGIA POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                        (Stated in Thousands of Dollars)

                                                                        Additions
                                                              ---------------------------------------

                                      Balance at Beginning    Charged to     Charged to Other                     Balance at End
           Description                      of Period            Income           Accounts        Deductions          of Period
    --------------------------------- ----------------------- -------------- ------------------ ----------------- ----------------
    Provision for uncollectible
      accounts
         1996..........................       $5,000            $11,815             $-             $12,815 (Note)        $4,000
         1995..........................        4,500             15,875              -              15,375 (Note)         5,000
         1994..........................        4,300             15,424              -              15,224 (Note)         4,500

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.





                               GULF POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                        (Stated in Thousands of Dollars)

                                                                          Additions
                                                                --------------------------------------

                                       Balance at Beginning     Charged to      Charged to Other                    Balance at End
           Description                       of Period             Income            Accounts      Deductions           of Period
    ---------------------------------- ------------------------ --------------- ------------------ ---------------- ---------------
    Provision for uncollectible
      accounts
         1996..........................         $768               $1,850               $7           $1,836 (Note)        $789
         1995..........................          600                1,612                3            1,447 (Note)         768
         1994..........................          447                1,195                9            1,051 (Note)         600

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.





                            MISSISSIPPI POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                        (Stated in Thousands of Dollars)

                                                                           Additions
                                                                 --------------------------------------

                                       Balance at Beginning      Charged to     Charged to Other                    Balance at End
           Description                       of Period              Income           Accounts      Deductions           of Period
    ---------------------------------- ------------------------- -------------- ------------------ ---------------- ---------------
    Provision for uncollectible
      accounts
         1996..........................         $802                $1,726             $41           $1,730 (Note)        $839
         1995..........................          670                 1,602              23            1,493 (Note)         802
         1994..........................          737                 1,234              (1)           1,300 (Note)         670

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.





                       SAVANNAH ELECTRIC AND POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                        (Stated in Thousands of Dollars)

                                                                          Additions
                                                                -------------------------------------

                                         Balance at Beginning   Charged to   Charged to Other                   Balance at End
           Description                         of Period           Income         Accounts      Deductions          of Period
    ------------------------------------ ---------------------- ------------ ------------------ --------------- -----------------
    Provision for uncollectible
      accounts
         1996..........................           $983               $126           $-            $477 (Note)         $632
         1995..........................            866                439            -             322 (Note)          983
         1994..........................            762                419            -             315 (Note)          866



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

(1)      Underwriting Agreements

         GEORGIA


        (c) -Distribution Agreement dated November 29, 1995 between GEORGIA and Lehman Brothers Inc.; Donaldson, Lufkin & Jenrette Securities Corporation; J. P. Morgan Securities Inc.; Salomon Brothers Inc and Smith Barney Inc. relating to $300,000,000 First Mortgage Bonds Secured Medium-Term Notes. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1995, as Exhibit 1(c).)


(3)      Articles of Incorporation and By-Laws

         SOUTHERN

        (a)1  -Composite   Certificate  of   Incorporation   of  SOUTHERN,
               reflecting  all  amendments  thereto  through  January  5,  1994.
               (Designated in Registration No. 33-3546 as Exhibit 4(a), in Certificate of Notification, File No. 70-7341, as Exhibit A and in Certificate of Notification, File No. 70-8181, as Exhibit A.)

        (a)2 -By-laws of SOUTHERN as amended effective October 21, 1991, and as presently in effect. (Designated in Form U-1, File No. 70-8181, as Exhibit A-2.)

         ALABAMA

        (b)1 -Charter of ALABAMA and amendments thereto through October 14, 1994. (Designated in Registration Nos. 2-59634 as Exhibit 2(b), 2-60209 as Exhibit 2(c), 2-60484 as Exhibit 2(b), 2-70838 as
               Exhibit 4(a)-2, 2-85987 as Exhibit 4(a)-2, 33-25539 as Exhibit 4(a)-2, 33-43917 as Exhibit 4(a)-2, in Form 8-K dated February 5, 1992, File No. 1-3164, as Exhibit 4(b)-3, in Form 8-K dated July 8, 1992, File No. 1-3164, as Exhibit 4(b)-3, in Form 8-K dated October 27, 1993, File No. 1-3164, as Exhibits 4(a) and 4(b), in Form 8-K dated November 16, 1993, File No. 1-3164, as Exhibit 4(a) and in Certificate of Notification, File No. 70-8191, as Exhibit A.)

        (b)2 -By-laws of ALABAMA as amended effective July 23, 1993, and as presently in effect. (Designated in Form U-1, File No. 70-8191, as Exhibit A-2.)

         GEORGIA

        (c)1 -Charter of GEORGIA and amendments thereto through October 25, 1993. (Designated in Registration Nos. 2-63392 as Exhibit 2(a)-2, 2-78913 as Exhibits 4(a)-(2) and 4(a)-(3), 2-93039 as Exhibit
               4(a)-(2),  2-96810 as Exhibit 4(a)-2, 33-141 as Exhibit 4(a)-(2),
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

        (c)2 -By-laws of GEORGIA as amended effective July 18, 1990, and as presently in effect. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 3.)

         GULF

        (d)1 -Restated Articles of Incorporation of GULF and amendments thereto through November 8, 1993. (Designated in Registration No. 33-43739 as Exhibit 4(b)-1, in Form 8-K dated January 15, 1992, File No. 0-2429, as Exhibit 1(b), in Form 8-K dated August 18, 1992, File No. 0-2429, as Exhibit 4(b)-2, in Form 8-K dated September 22, 1993, File No. 0-2429, as Exhibit 4 and in Form 8-K dated November 3, 1993, File No. 0-2429, as Exhibit 4.)

        (d)2 -By-laws of GULF as amended effective July 26, 1996, and as presently in effect. (Designated in Form U-1, File No. 70-8949, as Exhibit A-2(c).)

         MISSISSIPPI

        (e)1  -Articles of incorporation of MISSISSIPPI,  articles of merger of Mississippi Power Company (a Maine corporation) into MISSISSIPPI and articles of amendment to the articles of incorporation of MISSISSIPPI through August 19, 1993. (Designated in Registration No. 2-71540 as Exhibit 4(a)-1, in Form U5S for 1987, File No. 30-222-2, as Exhibit B-10, in Registration No. 33-49320 as Exhibit 4(b)-(1), in Form 8-K dated August 5, 1992, File No. 0-6849, as Exhibits 4(b)-2 and 4(b)-3, in Form 8-K dated August 4, 1993, File No. 0-6849, as Exhibit 4(b)-3 and in Form 8-K dated August 18, 1993, File No. 0-6849, as Exhibit 4(b)-3.)

        (e)2 -By-laws of MISSISSIPPI as amended effective April 2, 1996, and as presently in effect. (Designated in Form U5S for 1995, File No. 30-222-2, as Exhibit B-10.)

         SAVANNAH

        (f)1  -Charter of SAVANNAH and amendments  thereto through  November
               10, 1993. (Designated in Registration Nos. 33-25183 as Exhibit 4(b)-(1), 33-45757 as Exhibit 4(b)-(2) and in Form 8-K dated November 9, 1993, File No. 1-5072, as Exhibit 4(b).)

        (f)2 -By-laws of SAVANNAH as amended effective February 16, 1994, and as presently in effect. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1993, as Exhibit 3(f)2.)

(4)      Instruments Describing Rights of Security Holders, Including Indentures

         ALABAMA

        (b)1  -Indenture  dated as of January 1, 1942,  between  ALABAMA and
               The Chase Manhattan Bank (formerly Chemical Bank), as Trustee, and indentures supplemental thereto through that dated as of December 1, 1994. (Designated in Registration Nos. 2-59843 as
               Exhibit 2(a)-2, 2-60484 as Exhibits 2(a)-3 and 2(a)-4, 2-60716 as
               Exhibit 2(c), 2-67574 as Exhibit 2(c), 2-68687 as Exhibit 2(c), 2-69599 as Exhibit 4(a)-2, 2-71364 as Exhibit 4(a)-2, 2-73727 as
               Exhibit 4(a)-2, 33-5079 as Exhibit 4(a)-2, 33-17083 as Exhibit 4(a)-2, 33-22090 as Exhibit 4(a)-2, in ALABAMA's Form 10-K for the year ended December 31, 1990, File No. 1-3164, as Exhibit 4(c), in Registration Nos. 33-43917 as Exhibit 4(a)-2, 33-45492 as Exhibit 4(a)-2, 33-48885 as Exhibit 4(a)-2, 33-48917 as
               Exhibit 4(a)-2, in Form 8-K dated January 20, 1993, File No. 1-3436, as Exhibit 4(a)-3, in Form 8-K dated February 17, 1993, File No. 1-3436, as Exhibit 4(a)-3, in Form 8-K dated March 10, 1993, File No. 1-3436, as Exhibit 4(a)-3, in Certificate of Notification, File No. 70-8069, as Exhibits A and B, in Form 8-K dated June 24, 1993, File No. 1-3436, as Exhibit 4, in Certificate of Notification, File No. 70-8069, as Exhibit A, in Form 8-K dated November 16, 1993, File No. 1-3436, as Exhibit 4(b), in Certificate of Notification, File No. 70-8069, as Exhibits A and B, in Certificate of Notification, File No. 70-8069, as Exhibit A, in Certificate of Notification, File No. 70-8069, as Exhibit A and in Form 8-K dated November 30, 1994, File No. 1-3436, as Exhibit 4.)

        (b)2 -Subordinated Note Indenture dated as of January 1, 1996, between ALABAMA and The Chase Manhattan Bank (formerly Chemical
               Bank), as Trustee, and indenture supplemental thereto dated as of January 1, 1996. (Designated in Certificate of Notification, File No. 70-8461, as Exhibits E and F.)

        (b)3 -Subordinated Note Indenture dated as of January 1, 1997, between ALABAMA and The Chase Manhattan Bank, as Trustee, and indenture supplemental thereto dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-3436, as Exhibits 4.1 and 4.2.)

        (b)4 -Amended and Restated Trust Agreement of Alabama Power Capital Trust I dated as of January 1, 1996. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit D.)

        (b)5 -Amended and Restated Trust Agreement of Alabama Power Capital Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-3436, as Exhibit 4.5.)

        (b)6 -Guarantee Agreement relating to Alabama Power Capital Trust I dated as of January 1, 1996. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit G.)

        (b)7  -Guarantee  Agreement  relating to Alabama Power Capital Trust
               II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-3436, as Exhibit 4.8.)

         GEORGIA

        (c)1 -Indenture dated as of March 1, 1941, between GEORGIA and The Chase Manhattan Bank (formerly Chemical Bank), as Trustee, and indentures supplemental thereto dated as of March 1, 1941, March 3, 1941 (3 indentures), March 6, 1941 (139 indentures), March 1, 1946 (88 indentures) and December 1, 1947, through October 15, 1995. (Designated in Registration Nos. 2-4663 as Exhibits B-3 and B-3(a), 2-7299 as Exhibit 7(a)-2, 2-61116 as Exhibit 2(a)-3 and
               2(a)-4,  2-62488 as Exhibit  2(a)-3,  2-63393 as Exhibit  2(a)-4,
               2-63705 as Exhibit 2(a)-3,  2-68973 as Exhibit 2(a)-3, 2-70679 as
               Exhibit 4(a)-(2),  2-72324 as Exhibit 4(a)-2,  2-73987 as Exhibit
               4(a)-(2),  2-77941 as Exhibits 4(a)-(2) and 4(a)-(3),  2-79336 as
               Exhibit 4(a)-(2), 2-81303 as Exhibit 4(a)-(2), 2-90105 as Exhibit
               4(a)-(2),  33-5405  as Exhibit  4(a)-(2),  33-14367  as  Exhibits
               4(a)-(2) and 4(a)-(3),  33-22504 as Exhibits  4(a)-(2),  4(a)-(3)
               and 4(a)-(4),  33-32420 as Exhibit 4(a)-(2),  33-35683 as Exhibit
               4(a)-(2), in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 4(a)(3), in Form 10-K for the year ended December 31, 1991, File No. 1-6468, as Exhibit 4(a)(5), in Registration No. 33-48895 as Exhibit 4(a)-(2), in Form 8-K dated August 26, 1992, File No. 1-6468, as Exhibit 4(a)-(3), in Form 8-K dated September 9, 1992, File No. 1-6468, as Exhibits 4(a)-(3) and 4(a)-(4), in Form 8-K dated September 23, 1992, File No. 1-6468, as Exhibit 4(a)-(3), in Form 8-A dated October 12, 1992, as Exhibit 2(b), in Form 8-K dated January 27, 1993, File No. 1-6468, as Exhibit 4(a)-(3), in Registration No. 33-49661 as Exhibit 4(a)-(2), in Form 8-K dated July 26, 1993, File No. 1-6468, as Exhibit 4, in Certificate of Notification, File No. 70-7832, as Exhibit M, in Certificate of Notification,
               File No. 70-7832, as Exhibit C, in Certificate of Notification, File No. 70-7832, as Exhibits K and L, in Certificate of Notification, File No. 70-8443, as Exhibit C, in Certificate of
               Notification,  File No. 70-8443,  as Exhibit C, in Certificate of
               Notification,  File No. 70-8443,  as Exhibit E, in Certificate of
               Notification,  File No. 70-8443,  as Exhibit E, in Certificate of
               Notification, File No. 70-8443, as Exhibit E, in GEORGIA's Form 10-K for the year ended December 31, 1994, File No. 1-6468, as Exhibits 4(c)2 and 4(c)3, in Certificate of Notification, File No. 70-8443, as Exhibit C, in Certificate of Notification, File No. 70-8443, as Exhibit C, in Form 8-K dated May 17, 1995, File No. 1-6468, as Exhibit 4 and in GEORGIA's Form 10-K for the year ended December 31, 1995, File No. 1-6468, as Exhibits 4(c)2, 4(c)3, 4(c)4, 4(c)5 and 4(c)6.)

        (c)2 -Indenture dated as of December 1, 1994, between GEORGIA and Trust Company Bank, as Trustee and indentures supplemental thereto through that dated as of December 15, 1994. (Designated in Certificate of Notification, File No. 70-8461, as Exhibits E and F.)

        (c)3 -Subordinated Note Indenture dated as of August 1, 1996, between GEORGIA and The Chase Manhattan Bank, as Trustee, and indentures supplemental thereto through January 1, 1997. (Designated in Form 8-K dated August 21, 1996, File No. 1-6468, as Exhibits 4.1 and 4.2 and in Form 8-K dated January 9, 1997, File No. 1-6468, as Exhibit 4.2.)

        (c)4 -Amended and Restated Trust Agreement of Georgia Power Capital Trust I dated as of August 1, 1996. (Designated in Form 8-K dated August 21, 1996, File No. 1-6468, as Exhibit 4.5.)

        (c)5 -Amended and Restated Trust Agreement of Georgia Power Capital Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-6468, as Exhibit 4.5.)

        (c)6 -Guarantee Agreement relating to Georgia Power Capital Trust I dated as of August 1, 1996. (Designated in Form 8-K dated August 21, 1996, File No. 1-6468, as Exhibit 4.8.)

        (c)7  -Guarantee  Agreement  relating to Georgia Power Capital Trust
               II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-6468, as Exhibit 4.8.)

         GULF

        (d)1 -Indenture dated as of September 1, 1941, between GULF and The Chase Manhattan Bank (formerly The Chase Manhattan Bank (National Association)), as Trustee, and indentures supplemental thereto through November 1, 1996. (Designated in Registration Nos. 2-4833 as Exhibit B-3, 2-62319 as Exhibit 2(a)-3, 2-63765 as Exhibit 2(a)-3, 2-66260 as Exhibit 2(a)-3, 33-2809 as Exhibit 4(a)-2,
               33-43739 as Exhibit 4(a)-2, in GULF's Form 10-K for the year ended December 31, 1991, File No. 0-2429, as Exhibit 4(b), in Form 8-K dated August 18, 1992, File No. 0-2429, as Exhibit 4(a)-3, in Registration No. 33-50165 as Exhibit 4(a)-2, in Form 8-K dated July 12, 1993, File No. 0-2429, as Exhibit 4, in Certificate of Notification, File No. 70-8229, as Exhibit A, in Certificate of Notification, File No. 70-8229, as Exhibits E and F, in Form 8-K dated January 17, 1996, File No. 0-2429, as
               Exhibit 4, in Certificate of Notification,  File No. 70-8229,  as
               Exhibit A, in Certificate of Notification, File No. 70-8229, as Exhibit A and in Form 8-K dated November 6, 1996, File No. 0-2429, as Exhibit 4.)

        (d)2 -Subordinated Note Indenture dated as of January 1, 1997, between GULF and The Chase Manhattan Bank, as Trustee, and indenture supplemental thereto dated as of January 1, 1997. (Designated in Form 8-K dated January 27, 1997, File No. 0-2429, as Exhibits 4.1 and 4.2.)

        (d)3 -Amended and Restated Trust Agreement of Gulf Power Capital Trust I dated as of January 1, 1997. (Designated in Form 8-K dated January 27, 1997, File No. 0-2429, as Exhibit 4.5.)

        (d)4 -Guarantee Agreement relating to Gulf Power Capital Trust I dated as of January 1, 1997. (Designated in Form 8-K dated January 27, 1997, File No. 0-2429, as Exhibit 4.8.)

         MISSISSIPPI

        (e)1 -Indenture dated as of September 1, 1941, between MISSISSIPPI and Bankers Trust Company, as Successor Trustee, and indentures supplemental thereto through December 1, 1995. (Designated in Registration Nos. 2-4834 as Exhibit B-3, 2-62965 as Exhibit 2(b)-2, 2-66845 as Exhibit 2(b)-2, 2-71537 as Exhibit 4(a)-(2),
               33-5414 as Exhibit  4(a)-(2),  33-39833  as  Exhibit  4(a)-2,  in
               MISSISSIPPI's Form 10-K for the year ended December 31, 1991, File No. 0-6849, as Exhibit 4(b), in Form 8-K dated August 5, 1992, File No. 0-6849, as Exhibit 4(a)-2, in Second Certificate of Notification, File No. 70-7941, as Exhibit I, in MISSISSIPPI's Form 8-K dated February 26, 1993, File No. 0-6849, as Exhibit 4(a)-2, in Certificate of Notification, File No. 70-8127, as Exhibit A, in Form 8-K dated June 22, 1993, File No. 0-6849, as
               Exhibit 1, in Certificate of Notification, File No. 70-8127, as Exhibit A, in Form 8-K dated March 8, 1994, File No. 0-6849, as
               Exhibit 4, in Certificate of Notification, File No. 70-8127, as Exhibit C and in Form 8-K dated December 5, 1995, File No. 0-6849, as Exhibit 4.)

         SAVANNAH

        (f) -Indenture dated as of March 1, 1945, between SAVANNAH and Bank of New York, New York, as Trustee, and indentures supplemental thereto through May 1, 1996. (Designated in Registration Nos. 33-25183 as Exhibit 4(a)-(1), 33-41496 as Exhibit 4(a)-(2),
               33-45757 as Exhibit 4(a)-(2), in SAVANNAH's Form 10-K for the year ended December 31, 1991, File No. 1-5072, as Exhibit 4(b), in Form 8-K dated July 8, 1992, File No. 1-5072, as Exhibit 4(a)-3, in Registration No. 33-50587 as Exhibit 4(a)-(2), in Form 8-K dated July 22, 1993, File No. 1-5072, as Exhibit 4, in Form 8-K dated May 18, 1995, File No. 1-5072, as Exhibit 4 and in Form 8-K dated May 23, 1996, File No. 1-5072, as Exhibit 4.)

 (10)    Material Contracts

         SOUTHERN

        (a)1  -Service  contracts  dated as of January 1, 1984 and Amendment
               No. 1 dated as of September 6, 1985, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1984, File No. 1-3526, as Exhibit 10(a) and in SOUTHERN's Form 10-K for the year ended December 31, 1985, File No. 1-3526, as Exhibit 10(a)(3).)

        (a)2 -Service contract dated as of July 17, 1981, between SCS and SEI. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1985, File No. 1-3526, as Exhibit 10(a)(2).)

        (a)3 -Service contract dated as of March 3, 1988, between SCS and SAVANNAH. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1987, File No. 1-5072, as Exhibit 10-p.)

        (a)4 -Service contract dated as of January 15, 1991, between SCS and Southern Nuclear. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1991, File No. 1-3526, as Exhibit 10(a)(4).)

        (a)5  -Service  Contract dated as of December 12, 1994,  between SCS
               and  Mobile  Energy  Services   Company,   Inc.   (Designated  in
               SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)58.)

        (a)6 -Interchange contract dated October 28, 1988, effective January 1, 1989, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as Exhibit 10(b).)

        (a)7 -Agreement dated as of January 27, 1959, Amendment No. 1 dated as of October 27, 1982 and Amendment No. 2 dated November 4, 1993 and effective June 1, 1994, among SEGCO, ALABAMA and GEORGIA. (Designated in Registration No. 2-59634 as Exhibit 5(c), in GEORGIA's Form 10-K for the year ended December 31, 1982, File No. 1-6468, as Exhibit 10(d)(2) and in ALABAMA's Form 10-K for the year ended December 31, 1994, File No. 1-3164, as Exhibit 10(b)18.)

        (a)8 -Joint Committee Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton. (Designated in Registration No. 2-61116 as Exhibit 5(d).)

        (a)9  -Edwin  I.  Hatch  Nuclear  Plant   Purchase  and  Ownership
               Participation Agreement dated as of January 6, 1975, between GEORGIA and OPC. (Designated in Form 8-K for January, 1975, File No. 1-6468, as Exhibit (b)(1).)

        (a)10 -Edwin I. Hatch Nuclear Plant Operating Agreement dated as of January 6, 1975, between GEORGIA and OPC. (Designated in Form 8-K for January, 1975, File No. 1-6468, as Exhibit (b)(3).)

        (a)11 -Revised  and  Restated   Integrated   Transmission  System
               Agreement dated as of November 12, 1990, between GEORGIA and OPC. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(g).)

        (a)12 -Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of March 26, 1976, between GEORGIA and OPC. (Designated in Certificate of Notification, File No. 70-5592, as Exhibit A.)

        (a)13 -Plant Hal Wansley Operating Agreement dated as of March 26, 1976, between GEORGIA and OPC. (Designated in Certificate of Notification, File No. 70-5592, as Exhibit B.)

        (a)14 -Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit (b)(1).)

        (a)15 -Edwin I. Hatch Nuclear Plant Operating Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. (Designated in Form 8-K for February 1977, File No. 1-6468, as Exhibit (b)(2).)

        (a)16 -Alvin W. Vogtle Nuclear Units Number One and Two Purchase and Ownership Participation Agreement dated as of August 27, 1976 and Amendment No. 1 dated as of January 18, 1977, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form U-1, File No. 70-5792, as Exhibit B-1 and in Form 8-K for January 1977, File No. 1-6468, as Exhibit (B)(3).)

        (a)17 -Alvin W. Vogtle Nuclear Units Number One and Two Operating Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form U-1, File No. 70-5792, as Exhibit B-2.)

        (a)18 -Alvin W. Vogtle Nuclear Units Number One and Two Purchase, Amendment, Assignment and Assumption Agreement dated as of November 16, 1983, between GEORGIA and MEAG. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1983, File No. 1-6468, as Exhibit 10(k)(4).)

        (a)19 -Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA and MEAG. (Designated in Form 8-K dated as of July 5, 1977, File No. 1-6468, as Exhibit (b)(2).)

        (a)20 -Plant Hal Wansley Operating Agreement dated as of August 27, 1976, between GEORGIA and MEAG. (Designated in Form 8-K dated as of July 5, 1977, File No. 1-6468, as Exhibit (b)(4).)

        (a)21 -Integrated  Transmission System Agreement dated as of August
               27, 1976, between GEORGIA and Dalton. (Designated in Form 8-K dated as of July 5, 1977, File No. 1-6468, as Exhibit (b)(8).)

        (a)22 -Integrated  Transmission System Agreement dated as of August
               27, 1976, between GEORGIA and MEAG. (Designated in Form 8-K for February 1977, File No. 1-6468, as Exhibit (b)(4).)

        (a)23 -Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of April 19, 1977, between GEORGIA and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit (b)(3).)

        (a)24 -Plant Hal Wansley Operating Agreement dated as of April 19, 1977, between GEORGIA and Dalton. (Designated in Form 8-K dated as of June 13, 1977, File No. 1-6468, as Exhibit (b)(7).)

        (a)25 -Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 30, 1985, Amendment No. 2 dated as of July 1, 1986, Amendment No. 3 dated as of August 1, 1988 and Amendment No. 4 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form U-1, File No. 70-6481, as Exhibit B-3, in SOUTHERN's Form 10-K for the year ended December 31, 1987, File No. 1-3526, as Exhibit 10(o)(2), in SOUTHERN's Form 10-K for the year ended December 31, 1989, File No. 1-3526, as Exhibit 10(n)(2) and in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)54.)

        (a)26 -Plant Robert W. Scherer Units Number One and Two Operating Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 3, 1985 and Amendment No. 2 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton. (Designated in Form U-1, File No. 70-6481, as Exhibit B-4, in SOUTHERN's Form 10-K for the year ended December 31, 1987, File No. 1-3526, as Exhibit 10(o)(4) and in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)55.)

        (a)27 -Plant Robert W. Scherer Purchase, Sale and Option Agreement dated as of May 15, 1980, between GEORGIA and MEAG. (Designated in Form U-1, File No. 70-6481, as Exhibit B-1.)

        (a)28 -Plant Robert W. Scherer Purchase and Sale Agreement dated as of May 16, 1980, between GEORGIA and Dalton. (Designated in Form U-1, File No. 70-6481, as Exhibit B-2.)

        (a)29 -Plant Robert W. Scherer Unit Number Three Purchase and Ownership Participation Agreement dated as of March 1, 1984,
               Amendment No. 1 dated as of July 1, 1986 and Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. (Designated in Form U-1, File No. 70-6573, as Exhibit B-4, in SOUTHERN's Form 10-K for the year ended December 31, 1987, as Exhibit 10(o)(2) and in SOUTHERN's Form 10-K for the year ended December 31, 1989, as Exhibit 10(n)(2).)

        (a)30 -Plant Robert W. Scherer Unit Number Three Operating Agreement dated as of March 1, 1984, between GEORGIA and GULF. (Designated in Form U-1, File No. 70-6573, as Exhibit B-5.)

        (a)31 -Plant Robert W. Scherer Unit No. Four Amended and Restated Purchase and Ownership Participation Agreement by and among GEORGIA, FP&L and JEA, dated as of December 31, 1990 and Amendment No. 1 dated as of June 15, 1994. (Designated in Form U-1, File No. 70-7843, as Exhibit B-1 and in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)60.)

        (a)32 -Plant Robert W. Scherer Unit No. Four Operating Agreement by and among GEORGIA, FP&L and JEA, dated as of December 31, 1990 and Amendment No. 1 dated as of June 15, 1994. (Designated in Form U-1, File No. 70-7843, as Exhibit B-2 and in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as
               Exhibit 10(a)61.)

        (a)33 -Amended and Restated Unit Power Sales Agreement dated February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1981, File No. 0-6849, as Exhibit 10(c)(2) and in GEORGIA's Form 10-K for the year ended December 31, 1982, File No. 1-6468, as Exhibit 10(r)(3).)

        (a)34 -Amended and Restated  Unit Power Sales  Agreement  dated May
               19, 1982, Amendment No. 1 dated August 30, 1984 and Amendment No. 2 dated October 30, 1987, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1982, File No. 1-6468, as Exhibit 10(s)(2), in SOUTHERN's Form 10-K for the year ended December 31, 1984, File No. 1-3526, as Exhibit 10(r)(2) and in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as
               Exhibit 10(s)(2).)

        (a)35 -Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as Exhibit 10(d).)

        (a)36 -Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as Exhibit 10(e).)

        (a)37 -Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1988, File No. 1-5072, as Exhibit 10(f).)

        (a)38 -Unit Power Sales Agreement dated December 8, 1990, between Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(x).)

        (a)39 -Transition Energy Agreement dated December 31, 1990, between
               JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. (Designated in GULF's Form 10-K for the year ended December 31, 1991, File No. 0-2429, as Exhibit 10(1).)

        (a)40 -Transition Energy Agreement dated December 31, 1990, between
               FP&L and ALABAMA,  GEORGIA, GULF, MISSISSIPPI,  SAVANNAH and SCS.

               (Designated in GULF's Form 10-K for the year ended December 31, 1991, File No. 0-2429, as Exhibit 10(m).)

        (a)41 -Rocky  Mountain  Pumped  Storage   Hydroelectric   Project
               Ownership Participation Agreement dated November 18, 1988, between OPC and GEORGIA. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1988, File No. 1-6468, as Exhibit 10(x).)

        (a)42 -Rocky  Mountain  Pumped  Storage   Hydroelectric   Project
               Operating Agreement dated November 18, 1988, between OPC and GEORGIA. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1988, File No. 1-6468, as Exhibit 10(y).)

        (a)43 -Purchase and Ownership Agreement for Joint Ownership Interest in the James H. Miller, Jr. Steam Electric Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC. (Designated in Form U-1, File No. 70-7609, as Exhibit B-1.)

        (a)44 -Operating  Agreement  for Joint  Ownership  Interest in the
               James H. Miller, Jr. Steam Electric Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC. (Designated in Form U-1, File No. 70-7609, as Exhibit B-2.)

        (a)45 -Transmission Facilities Agreement dated February 25, 1982, Amendment No. 1 dated May 12, 1982 and Amendment No. 2 dated December 6, 1983, between Gulf States and MISSISSIPPI. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1981, File No. 0-6849, as Exhibit 10(f), in
               MISSISSIPPI's Form 10-K for the year ended December 31, 1982, File No. 0-6849, as Exhibit 10(f)(2) and in MISSISSIPPI's Form 10-K for the year ended December 31, 1983, File No. 0-6849, as
               Exhibit 10(f)(3).)

        (a)46 -Form of commitment agreement,  Amendment No. 1 and Amendment
               No. 2 with respect to SOUTHERN, ALABAMA, GEORGIA and MISSISSIPPI revolving credits. (Designated in Form U-1, File No. 70-7738, as Exhibit A-5 and in Form U-1, File No. 70-7937, as A-5(b).)

        (a)47 -Block Power Sale Agreement between GEORGIA and OPC dated as of November 12, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(cc).)

        (a)48 -Coordination Services Agreement between GEORGIA and OPC dated as of November 12, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(dd).)

        (a)49 -Amended and Restated Nuclear Managing Board Agreement for Plant Hatch and Plant Vogtle among GEORGIA, OPC, MEAG and Dalton dated as of July 1, 1993. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)49.)

        (a)50 -Integrated Transmission System Agreement, Power Sale and Coordination Umbrella Agreement between GEORGIA and OPC dated as of November 12, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(ff).)

        (a)51 -Revised  and  Restated   Integrated   Transmission  System
               Agreement between GEORGIA and Dalton dated as of December 7, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(gg).)

        (a)52 -Revised  and  Restated   Integrated   Transmission  System
               Agreement between GEORGIA and MEAG dated as of December 7, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(hh).)

        (a)53 -Long Term Transmission Service Agreement between Entergy Power, Inc. and ALABAMA, MISSISSIPPI and SCS. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1992, File No. 1-3526, as Exhibit 10(a)53.)

        (a)54 -Plant Scherer  Managing Board Agreement dated as of December
               31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF, FP&L and JEA. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)56.)

        (a)55 -Plant McIntosh Combustion Turbine Purchase and Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)57.)

        (a)56 -Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)58.)

        (a)57 -Power Purchase Agreement dated as of December 3, 1993 between GEORGIA and FPC. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1993, File No. 1-3526, as Exhibit 10(a)59.)

        (a)58 -Operating Agreement for the Joseph M. Farley Nuclear Plant between ALABAMA and Southern Nuclear dated as of December 23, 1991. (Designated in Form U-1, File No. 70-7530, as Exhibit B-7.)

        (a)59 -Nuclear Services Agreement between Southern Nuclear and GEORGIA dated as of October 31, 1991. (Designated in Form U-1, File No. 70-7530, as Exhibit B-6.)

        (a)60 -Nuclear Managing Board Agreement among GEORGIA, OPC, MEAG and Dalton dated as of November 12, 1990. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 10(ee).)

        (a)61 -The Southern Company Productivity Improvement Plan, Amended and Restated effective January 1, 1995. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)61.)

        (a)62 -The Southern Company Executive Productivity Improvement Plan, effective January 1, 1995. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as
               Exhibit 10(a)62.)

        (a)63 -The Southern Company Employee Savings Plan, Amended and Restated effective July 3, 1995 and First Amendment and Second Amendment thereto. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)63.)

       *(a)64 -Third  Amendment  and Fourth  Amendment  to The Southern
               Company Employee Savings Plan.

        (a)65 -The Southern Company Employee Stock Ownership Plan, Amended and Restated effective April 1, 1995 and First Amendment thereto. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)64.)

       *(a)66 -Second  Amendment to The Southern Company Employee Stock
               Ownership Plan.

        (a)67 -Pension Plan For Employees of ALABAMA, Amended and Restated effective as of January 1, 1989. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as
               Exhibit 10(a)69.)

       *(a)68 -First Amendment, Second Amendment and Third Amendment to the Pension Plan For Employees of ALABAMA.

        (a)69 -Pension Plan For Employees of GEORGIA, Amended and Restated effective as of January 1, 1989. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as
               Exhibit 10(a)70.)

       *(a)70 -First Amendment, Second Amendment and Third Amendment to the Pension Plan For Employees of GEORGIA.

        (a)71 -Pension Plan For Employees of SCS, Amended and Restated effective as of January 1, 1989 and First Amendment thereto. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)71 and in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)68.)

       *(a)72 -Second Amendment, Third Amendment and Fourth Amendment to the Pension Plan For Employees of SCS.

       *(a)73 -The Southern Company  Performance Pay Plan,  Amended and
               Restated effective January 1, 1996.

        (a)74 -Supplemental Benefit Plan for ALABAMA. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)71.)

        (a)75 -Supplemental Benefit Plan for GEORGIA. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)72.)

       *(a)76 -Supplemental  Benefit Plan for SCS and SEI,  Amended and
               Restated effective as of January 1, 1996.

        (a)77 -The Deferred Compensation Plan for the Directors of The Southern Company and First Amendment and Second Amendment thereto. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)76 and in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)75.)

        (a)78 -The Southern Company Outside Directors Pension Plan. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)77.)

        (a)79 -The Southern Company Deferred Compensation Plan. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)77.)

        (a)80 -The Southern Company Outside Directors Stock Plan and First Amendment thereto. (Designated in Registration No. 33-54415 as
               Exhibit 4(c) and in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)79.)

        (a)81 -Outside Directors Stock Plan for Subsidiaries of The Southern Company and First Amendment thereto. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)80.)

        (a)82 -The Southern Company Executive Stock Plan for the Southern Electric System and First Amendment and Second Amendment thereto. (Designated in Registration No. 33-30171 as Exhibit 4(c) and in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)82.)

       *(a)83 -The  Southern  Company  Pension  Plan,  effective  as of
               January 1, 1997.

         ALABAMA

        (b)1  -Service  contracts  dated as of January 1, 1984 and Amendment
               No. 1 dated as of September 6, 1985, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN. See Exhibit 10(a)1 herein.

        (b)2 -Interchange contract dated October 28, 1988, effective January 1, 1989, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)6 herein.

        (b)3 -Agreement dated as of January 27, 1959, Amendment No. 1 dated as of October 27, 1982 and Amendment No. 2 dated November 4, 1993 and effective June 1, 1994, among SEGCO, ALABAMA and GEORGIA. See
               Exhibit 10(a)7 herein.

        (b)4 -Amended and Restated Unit Power Sales Agreement dated February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)33 herein.

        (b)5 -Amended and Restated Unit Power Sales Agreement dated May 19, 1982, Amendment No. 1, dated August 30, 1984 and Amendment No. 2, dated October 30, 1987, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)34 herein.

        (b)6 -Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See
               Exhibit 10(a)35 herein.

        (b)7 -Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)36 herein.

        (b)8 -Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)37 herein.

        (b)9 -Unit Power Sales Agreement dated December 8, 1990, between Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)38 herein.

        (b)10 -Transition Energy Agreement dated December 31, 1990, between
               JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)39 herein.

        (b)11 -Transition Energy Agreement dated December 31, 1990, between
               FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)40 herein.

        (b)12 -Firm Power Purchase Contract between ALABAMA and AMEA. (Designated in Certificate of Notification, File No. 70-7212, as Exhibit B.)

        (b)13 -1991 Firm Power Purchase Contract between ALABAMA and AMEA. (Designated in Form U-1, File No. 70-7873, as Exhibit B-1.)

        (b)14 -Purchase and Ownership Agreement for Joint Ownership Interest in the James H. Miller, Jr. Steam Electric Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC. See Exhibit 10(a)43 herein.

        (b)15 -Operating  Agreement  for Joint  Ownership  Interest in the
               James H. Miller, Jr. Steam Electric Generating Plant Units One and Two dated November 18, 1988, between ALABAMA and AEC. See
               Exhibit 10(a)44 herein.

        (b)16 -Form of commitment agreement,  Amendment No. 1 and Amendment
               No. 2 with respect to SOUTHERN, ALABAMA, GEORGIA and MISSISSIPPI revolving credits. See Exhibit 10(a)46 herein.

        (b)17 -Long Term Transmission Service Agreement between Entergy Power, Inc. and ALABAMA, MISSISSIPPI and SCS. See Exhibit 10(a)53 herein.

        (b)18 -Operating Agreement for the Joseph M. Farley Nuclear Plant between ALABAMA and Southern Nuclear dated as of December 23, 1991. See Exhibit 10(a)58 herein.

        (b)19 -The Southern Company Productivity Improvement Plan, Amended and Restated effective January 1, 1995. See Exhibit 10(a)61 herein.

        (b)20 -The Southern Company Executive Productivity Improvement Plan, effective January 1, 1995. See Exhibit 10(a)62 herein.

        (b)21 -The Southern Company Employee Savings Plan, Amended and Restated effective July 3, 1995 and First Amendment and Second Amendment thereto. See Exhibit 10(a)63 herein.

       *(b)22 -Third  Amendment  and Fourth  Amendment  to The Southern
               Company Employee Savings Plan. See Exhibit 10(a)64 herein.

        (b)23 -The Southern Company Employee Stock Ownership Plan, Amended and Restated effective April 1, 1995 and First Amendment thereto. See Exhibit 10(a)65 herein.

       *(b)24 -Second  Amendment to The Southern Company Employee Stock
               Ownership Plan. See Exhibit 10(a)66 herein.

        (b)25 -Pension Plan For Employees of ALABAMA, Amended and Restated effective as of January 1, 1989. See Exhibit 10(a)67 herein.

       *(b)26 -First Amendment, Second Amendment and Third Amendment to the Pension Plan For Employees of ALABAMA. See Exhibit 10(a)68 herein.

       *(b)27 -The Southern Company  Performance Pay Plan,  Amended and
               Restated effective January 1, 1996. See Exhibit 10(a)73 herein.

        (b)28 -Supplemental Benefit Plan for ALABAMA. See Exhibit 10(a)74 herein.

        (b)29 -The Southern Company Deferred Compensation Plan. See Exhibit 10(a)79 herein.

        (b)30 -The Southern  Company  Outside  Directors  Pension Plan. See
               Exhibit 10(a)78 herein.

        (b)31 -Outside Directors Stock Plan for Subsidiaries of The Southern Company and First Amendment thereto. See Exhibit 10(a)81 herein.

       *(b)32 -The  Southern  Company  Pension  Plan,  effective  as of
               January 1, 1997. See Exhibit 10(a)83 herein.

         GEORGIA

        (c)1  -Service  contracts  dated as of January 1, 1984 and Amendment
               No. 1 dated as of September 6, 1985, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN. See Exhibit 10(a)1 herein.

        (c)2 -Interchange contract dated October 28, 1988, effective January 1, 1989, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)6 herein.

        (c)3 -Agreement dated as of January 27, 1959, Amendment No. 1 dated as of October 27, 1982 and Amendment No. 2 dated November 4, 1993 and effective June 1, 1994, among SEGCO, ALABAMA and GEORGIA. See
               Exhibit 10(a)7 herein.

        (c)4 -Joint Committee Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)8 herein.

        (c)5  -Edwin  I.  Hatch  Nuclear  Plant   Purchase  and  Ownership
               Participation Agreement dated as of January 6, 1975, between GEORGIA and OPC. See Exhibit 10(a)9 herein.

        (c)6 -Edwin I. Hatch Nuclear Plant Operating Agreement dated as of January 6, 1975, between GEORGIA and OPC. See Exhibit 10(a)10 herein.

        (c)7 -Revised and Restated Integrated Transmission System Agreement dated as of November 12, 1990, between GEORGIA and OPC. See
               Exhibit 10(a)11 herein.

        (c)8 -Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of March 26, 1976, between GEORGIA and OPC. See Exhibit 10(a)12 herein.

        (c)9 -Plant Hal Wansley Operating Agreement dated as of March 26, 1976, between GEORGIA and OPC. See Exhibit 10(a)13 herein.

        (c)10 -Edwin I. Hatch Nuclear Plant Purchase and Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. See Exhibit 10(a)14 herein.

        (c)11 -Edwin I. Hatch Nuclear Plant Operating Agreement dated as of August 27, 1976, between GEORGIA, MEAG and Dalton. See Exhibit 10(a)15 herein.

        (c)12 -Alvin W. Vogtle Nuclear Units Number One and Two Purchase and Ownership Participation Agreement dated as of August 27, 1976 and Amendment No. 1 dated as of January 18, 1977, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)16 herein.

        (c)13 -Alvin W. Vogtle Nuclear Units Number One and Two Operating Agreement dated as of August 27, 1976, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)17 herein.

        (c)14 -Alvin W. Vogtle Nuclear Units Number One and Two Purchase, Amendment, Assignment and Assumption Agreement dated as of November 16, 1983, between GEORGIA and MEAG. See Exhibit 10(a)18 herein.

        (c)15 -Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of August 27, 1976, between GEORGIA and MEAG. See Exhibit 10(a)19 herein.

        (c)16 -Plant Hal Wansley Operating Agreement dated as of August 27, 1976, between GEORGIA and MEAG. See Exhibit 10(a)20 herein.

        (c)17 -Integrated  Transmission System Agreement dated as of August
               27, 1976, between GEORGIA and Dalton. See Exhibit 10(a)21 herein.

        (c)18 -Integrated Transmission System Agreement dated as of August 27, 1976, between GEORGIA and MEAG. See Exhibit 10(a)22 herein.

        (c)19 -Plant Hal Wansley Purchase and Ownership Participation Agreement dated as of April 19, 1977, between GEORGIA and Dalton. See Exhibit 10(a)23 herein.

        (c)20 -Plant Hal Wansley Operating Agreement dated as of April 19, 1977, between GEORGIA and Dalton. See Exhibit 10(a)24 herein.

        (c)21 -Plant Robert W. Scherer Units Number One and Two Purchase and Ownership Participation Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 30, 1985, Amendment No. 2 dated as of July 1, 1986, Amendment No. 3 dated as of August 1, 1988 and Amendment No. 4 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)25 herein.

        (c)22 -Plant Robert W. Scherer Units Number One and Two Operating Agreement dated as of May 15, 1980, Amendment No. 1 dated as of December 3, 1985 and Amendment No. 2 dated as of December 31, 1990, among GEORGIA, OPC, MEAG and Dalton. See Exhibit 10(a)26 herein.

        (c)23 -Plant Robert W. Scherer Purchase, Sale and Option Agreement dated as of May 15, 1980, between GEORGIA and MEAG. See Exhibit 10(a)27 herein.

        (c)24 -Plant Robert W. Scherer Purchase and Sale Agreement dated as of May 16, 1980, between GEORGIA and Dalton. See Exhibit 10(a)28 herein.

        (c)25 -Plant Robert W. Scherer Unit Number Three Purchase and Ownership Participation Agreement dated as of March 1, 1984,
               Amendment No. 1 dated as of July 1, 1986 and Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. See Exhibit 10(a)29 herein.

        (c)26 -Plant Robert W. Scherer Unit Number Three Operating Agreement dated as of March 1, 1984, between GEORGIA and GULF. See Exhibit 10(a)30 herein.

        (c)27 -Plant Robert W. Scherer Unit No. Four Amended and Restated Purchase and Ownership Participation Agreement by and among GEORGIA, FP&L and JEA dated as of December 31, 1990 and Amendment No. 1 dated as of June 15, 1994. See Exhibit 10(a)31 herein.

        (c)28 -Plant Robert W. Scherer Unit No. Four Operating Agreement by and among GEORGIA, FP&L and JEA dated as of December 31, 1990 and Amendment No. 1 dated as of June 15, 1994. See Exhibit 10(a)32 herein.

        (c)29 -Amended and Restated Unit Power Sales Agreement dated February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)33 herein.

        (c)30 -Amended and Restated  Unit Power Sales  Agreement  dated May
               19, 1982, Amendment No. 1, dated August 30, 1984 and Amendment No. 2 dated October 30, 1987, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)34 herein.

        (c)31 -Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See
               Exhibit 10(a)35 herein.

        (c)32 -Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)36 herein.

        (c)33 -Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)37 herein.

        (c)34 -Unit Power Sales Agreement dated December 8, 1990, between Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)38 herein.

        (c)35 -Power Purchase Agreement dated as of December 3, 1993 between GEORGIA and FPC. See Exhibit 10(a)57 herein.

        (c)36 -Transition Energy Agreement dated December 31, 1990, between
               JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)39 herein.

        (c)37 -Transition Energy Agreement dated December 31, 1990, between
               FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)40 herein.

        (c)38 -Rocky  Mountain  Pumped  Storage   Hydroelectric   Project
               Ownership   Participation  Agreement  dated  November  18,  1988,
               between OPC and GEORGIA. See Exhibit 10(a)41 herein.

        (c)39 -Rocky  Mountain  Pumped  Storage   Hydroelectric   Project
               Operating Agreement dated November 18, 1988, between OPC and GEORGIA. See Exhibit 10(a)42 herein.

        (c)40 -Form of commitment agreement,  Amendment No. 1 and Amendment
               No. 2 with respect to SOUTHERN, ALABAMA, GEORGIA and MISSISSIPPI revolving credits. See Exhibit 10(a)46 herein.

        (c)41 -Block Power Sale Agreement between GEORGIA and OPC dated as of November 12, 1990. See Exhibit 10(a)47 herein.

        (c)42 -Coordination Services Agreement between GEORGIA and OPC dated as of November 12, 1990. See Exhibit 10(a)48 herein.

        (c)43 -Amended and Restated Nuclear Managing Board Agreement for Plant Hatch and Plant Vogtle among GEORGIA, OPC, MEAG and Dalton dated as of July 1, 1993. See Exhibit 10(a)49 herein.

        (c)44 -Integrated Transmission System Agreement, Power Sale and Coordination Umbrella Agreement between GEORGIA and OPC dated as of November 12, 1990. See Exhibit 10(a)50 herein.

        (c)45 -Revised  and  Restated   Integrated   Transmission  System
               Agreement between GEORGIA and Dalton dated as of December 7, 1990. See Exhibit 10(a)51 herein.

        (c)46 -Revised  and  Restated   Integrated   Transmission  System
               Agreement between GEORGIA and MEAG dated as of December 7, 1990. See Exhibit 10(a)52 herein.

        (c)47 -Plant Scherer  Managing Board Agreement dated as of December
               31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF, FP&L and JEA. See Exhibit 10(a)54 herein.

        (c)48 -Plant McIntosh Combustion Turbine Purchase and Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See Exhibit 10(a)55 herein.

        (c)49 -Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See
               Exhibit 10(a)56 herein.

        (c)50 -Certificate of Limited Partnership of Georgia Power Capital. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit B.)

        (c)51 -Amended and Restated Agreement of Limited Partnership of Georgia Power Capital, dated as of December 1, 1994. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit C.)

        (c)52 -Action of General Partner of Georgia Power Capital creating the Series A Preferred Securities. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit D.)

        (c)53 -Guarantee Agreement of GEORGIA dated as of December 1, 1994, for the benefit of the holders from time to time of the Series A Preferred Securities. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit G.)

        (c)54 -Nuclear Services Agreement between Southern Nuclear and GEORGIA dated as of October 31, 1991. See Exhibit 10(a)59 herein.

        (c)55 -Nuclear Managing Board Agreement among GEORGIA, OPC, MEAG and Dalton dated as of November 12, 1990. See Exhibit 10(a)60 herein.

        (c)56 -The Southern Company Productivity Improvement Plan, Amended and Restated effective January 1, 1995. See Exhibit 10(a)61 herein.

        (c)57 -The Southern Company Executive Productivity Improvement Plan, effective January 1, 1995. See Exhibit 10(a)62 herein.

        (c)58 -The Southern Company Employee Savings Plan, Amended and Restated effective July 3, 1995 and First Amendment and Second Amendment thereto. See Exhibit 10(a)63 herein.

       *(c)59 -Third  Amendment  and Fourth  Amendment  to The Southern
               Company Employee Savings Plan. See Exhibit 10(a)64 herein.

        (c)60 -The Southern Company Employee Stock Ownership Plan, Amended and Restated effective April 1, 1995 and First Amendment thereto. See Exhibit 10(a)65 herein.

       *(c)61 -Second  Amendment to The Southern Company Employee Stock
               Ownership Plan. See Exhibit 10(a)66 herein.

        (c)62 -Pension Plan For Employees of GEORGIA, Amended and Restated effective as of January 1, 1989. See Exhibit 10(a)69 herein.

       *(c)63 -First Amendment, Second Amendment and Third Amendment to the Pension Plan For Employees of GEORGIA. See Exhibit 10(a)70 herein.

       *(c)64 -The Southern Company  Performance Pay Plan,  Amended and
               Restated effective January 1, 1996. See Exhibit 10(a)73 herein.

        (c)65 -Supplemental Benefit Plan for GEORGIA. See Exhibit 10(a)75 herein.

        (c)66 -The Southern Company Deferred Compensation Plan. See Exhibit 10(a)79 herein.

        (c)67 -The Southern  Company  Outside  Directors  Pension Plan. See
               Exhibit 10(a)78 herein.

        (c)68 -Outside Directors Stock Plan for Subsidiaries of The Southern Company and First Amendment thereto. See Exhibit 10(a)81 herein.

       *(c)69 -The  Southern  Company  Pension  Plan,  effective  as of
               January 1, 1997. See Exhibit 10(a)83 herein.

         GULF

        (d)1  -Service  contracts  dated as of January 1, 1984 and Amendment
               No. 1 dated as of September 6, 1985, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN. See Exhibit 10(a)1 herein.

        (d)2 -Interchange contract dated October 28, 1988, effective January 1, 1989, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)6 herein.

        (d)3 -Plant Robert W. Scherer Unit Number Three Purchase and Ownership Participation Agreement dated as of March 1, 1984,
               Amendment No. 1 dated as of July 1, 1986 and Amendment No. 2 dated as of August 1, 1988, between GEORGIA and GULF. See Exhibit 10(a)29 herein.

        (d)4 -Plant Robert W. Scherer Unit Number Three Operating Agreement dated as of March 1, 1984, between GEORGIA and GULF. See Exhibit 10(a)30 herein.

        (d)5  -Plant Scherer  Managing Board  Agreement dated as of December
               31, 1990 among GEORGIA, OPC, MEAG, Dalton, GULF, FP&L and JEA. See Exhibit 10(a)54 herein.

        (d)6 -Amended and Restated Unit Power Sales Agreement dated February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)33 herein.

        (d)7 -Amended and Restated Unit Power Sales Agreement dated May 19, 1982, Amendment No. 1 dated August 30, 1984 and Amendment No. 2 dated October 30, 1987, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)34 herein.

        (d)8 -Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See
               Exhibit 10(a)35 herein.

        (d)9 -Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)36 herein.

        (d)10 -Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)37 herein.

        (d)11 -Agreement between GULF and AEC, effective August 1, 1985. (Designated in GULF's Form 10-K for the year ended December 31, 1985, File No. 0-2429, as Exhibit 10(g).)

        (d)12 -Unit Power Sales Agreement dated December 8, 1990, between Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)38 herein.

        (d)13 -Transition Energy Agreement dated December 31, 1990, between
               JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)39 herein.

        (d)14 -Transition Energy Agreement dated December 31, 1990, between
               FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)40 herein.

        (d)15 -The Southern Company Productivity Improvement Plan, Amended and Restated effective January 1, 1995. See Exhibit 10(a)61 herein.

        (d)16 -The Southern Company Executive Productivity Improvement Plan, effective January 1, 1995. See Exhibit 10(a)62 herein.

        (d)17 -The Southern Company Employee Savings Plan, Amended and Restated effective July 3, 1995 and First Amendment and Second Amendment thereto. See Exhibit 10(a)63 herein.

       *(d)18 -Third  Amendment  and Fourth  Amendment  to The Southern
               Company Employee Savings Plan. See Exhibit 10(a)64 herein.

        (d)19 -The Southern Company Employee Stock Ownership Plan, Amended and Restated effective April 1, 1995 and First Amendment thereto. See Exhibit 10(a)65 herein.

       *(d)20 -Second  Amendment to The Southern Company Employee Stock
               Ownership Plan. See Exhibit 10(a)66 herein.

        (d)21 -Pension Plan For Employees of GULF, Amended and Restated effective as of January 1, 1989. (Designated in GULF's Form 10-K for the year ended December 31, 1994, File No. 0-2429, as Exhibit 10(d)18.)

       *(d)22 -First Amendment, Second Amendment and Third Amendment to the Pension Plan For Employees of GULF.

       *(d)23 -The Southern Company  Performance Pay Plan,  Amended and
               Restated effective January 1, 1996. See Exhibit 10(a)73 herein.

        (d)24 -Supplemental  Benefit Plan for GULF.  (Designated in GULF's
               Form 10-K for the year ended December 31, 1995, File No. 0-2429, as Exhibit 10(d)22.)

        (d)25 -The Southern Company Deferred Compensation Plan. See Exhibit 10(a)79 herein.

        (d)26 -The Southern  Company  Outside  Directors  Pension Plan. See
               Exhibit 10(a)78 herein.

        (d)27 -Outside Directors Stock Plan for Subsidiaries of The Southern Company and First Amendment thereto. See Exhibit 10(a)81 herein.

       *(d)28 -The  Southern  Company  Pension  Plan,  effective  as of
               January 1, 1997. See Exhibit 10(a)83 herein.

         MISSISSIPPI

        (e)1  -Service  contracts  dated as of January 1, 1984 and Amendment
               No. 1 dated September 6, 1985, between SCS and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SEGCO and SOUTHERN. See Exhibit 10(a)1 herein.

        (e)2 -Interchange contract dated October 28, 1988, effective January 1, 1989, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)6 herein.

        (e)3 -Amended and Restated Unit Power Sales Agreement dated February 18, 1982 and Amendment No. 1 dated May 18, 1982, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)33 herein.

        (e)4 -Amended and Restated Unit Power Sales Agreement dated May 19, 1982, Amendment No. 1 dated August 30, 1984, and Amendment No. 2 dated October 30, 1987, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI and SCS. See Exhibit 10(a)34 herein.

        (e)5 -Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See
               Exhibit 10(a)35 herein.

        (e)6 -Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)36 herein.

        (e)7 -Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)37 herein.

        (e)8 -Unit Power Sales Agreement dated December 8, 1990, between Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)38 herein.

        (e)9  -Transition Energy Agreement dated December 31, 1990,  between
               JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)39 herein.

        (e)10 -Transition Energy Agreement dated December 31, 1990, between
               FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)40 herein.

        (e)11 -Transmission Facilities Agreement dated February 25, 1982, Amendment No. 1 dated May 12, 1982 and Amendment No. 2 dated December 6, 1983, between Gulf States and MISSISSIPPI. See
               Exhibit 10(a)45 herein.

        (e)12 -Form of commitment agreement,  Amendment No. 1 and Amendment
               No. 2 with respect to SOUTHERN, ALABAMA, GEORGIA and MISSISSIPPI revolving credits. See Exhibit 10(a)46 herein.

        (e)13 -Long Term Transmission Service Agreement between Entergy Power, Inc. and ALABAMA MISSISSIPPI and SCS. See Exhibit 10(a)53 herein.

        (e)14 -The Southern Company Productivity Improvement Plan, Amended and Restated effective January 1, 1995. See Exhibit 10(a)61 herein.

        (e)15 -The Southern Company Executive Productivity Improvement Plan, effective January 1, 1995. See Exhibit 10(a)62 herein.

        (e)16 -The Southern Company Employee Savings Plan, Amended and Restated effective July 3, 1995 and First Amendment and Second Amendment thereto. See Exhibit 10(a)63 herein.

       *(e)17 -Third  Amendment  and Fourth  Amendment  to The Southern
               Company Employee Savings Plan. See Exhibit 10(a)64 herein.

        (e)18 -The Southern Company Employee Stock Ownership Plan, Amended and Restated effective April 1, 1995 and First Amendment thereto. See Exhibit 10(a)65 herein.

       *(e)19 -Second  Amendment to The Southern Company Employee Stock
               Ownership Plan. See Exhibit 10(a)66 herein.

        (e)20 -Pension  Plan For  Employees  of  MISSISSIPPI,  Amended  and
               Restated  effective  as  of  January  1,  1989.   (Designated  in
               MISSISSIPPI's Form 10-K for the year ended December 31, 1994, File No. 0-6849, as Exhibit 10(e)18.)

       *(e)21 -First Amendment, Second Amendment and Third Amendment to the Pension Plan For Employees of MISSISSIPPI.

       *(e)22 -The Southern Company  Performance Pay Plan,  Amended and
               Restated effective January 1, 1996. See Exhibit 10(a)73 herein.

       *(e)23 -Supplemental  Benefit Plan for MISSISSIPPI,  Amended and
               Restated effective as of January 1, 1996.

        (e)24 -The Southern Company Deferred Compensation Plan. See Exhibit 10(a)79 herein.

        (e)25 -The Southern  Company  Outside  Directors  Pension Plan. See
               Exhibit 10(a)78 herein.

        (e)26 -Outside Directors Stock Plan for Subsidiaries of The Southern Company and First Amendment thereto. See Exhibit 10(a)81 herein.

       *(e)27 -The  Southern  Company  Pension  Plan,  effective  as of
               January 1, 1997. See Exhibit 10(a)83 herein.

         SAVANNAH

        (f)1 -Service contract dated as of March 3, 1988, between SCS and SAVANNAH. See Exhibit 10(a)3 herein.

        (f)2 -Interchange contract dated October 28, 1988, effective January 1, 1989, between ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)6 herein.

        (f)3 -Unit Power Sales Agreement dated July 19, 1988, between FPC and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See
               Exhibit 10(a)35 herein.

        (f)4 -Amended Unit Power Sales Agreement dated July 20, 1988, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)36 herein.

        (f)5 -Amended Unit Power Sales Agreement dated August 17, 1988, between JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)37 herein.

        (f)6 -Unit Power Sales Agreement dated December 8, 1990, between Tallahassee and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)38 herein.

        (f)7  -Transition Energy Agreement dated December 31, 1990,  between
               JEA and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)39 herein.

        (f)8 -Transition Energy Agreement dated December 31, 1990, between FP&L and ALABAMA, GEORGIA, GULF, MISSISSIPPI, SAVANNAH and SCS. See Exhibit 10(a)40 herein.

        (f)9 -Plant McIntosh Combustion Turbine Purchase and Ownership Participation Agreement between GEORGIA and SAVANNAH dated as of December 15, 1992. See Exhibit 10(a)55 herein.

        (f)10 -Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated December 15, 1992. See Exhibit 10(a)56 herein.

        (f)11 -The Southern Company Productivity Improvement Plan, Amended and Restated effective January 1, 1995. See Exhibit 10(a)61 herein.

        (f)12 -The Southern Company Executive Productivity Improvement Plan, effective January 1, 1995. See Exhibit 10(a)62 herein.

        (f)13 -The Southern Company Employee Savings Plan, Amended and Restated effective July 3, 1995 and First Amendment and Second Amendment thereto. See Exhibit 10(a)63 herein.

       *(f)14 -Third  Amendment  and Fourth  Amendment  to The Southern
               Company Employee Savings Plan. See Exhibit 10(a)64 herein.

        (f)15 -The Southern Company Employee Stock Ownership Plan, Amended and Restated effective April 1, 1995 and First Amendment thereto. See Exhibit 10(a)65 herein.

       *(f)16 -Second  Amendment to The Southern Company Employee Stock
               Ownership Plan. See Exhibit 10(a)66 herein.

        (f)17 -Employees' Retirement Plan of SAVANNAH, Amended and Restated effective January 1, 1989 and First Amendment thereto. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1994, File No. 1-5072, as Exhibit 10(f)15 and in SAVANNAH's Form 10-K for the year ended December 31, 1995, File No. 1-5072, as Exhibit 10(f)16.)

       *(f)18 -Second  Amendment and Third  Amendment to the Employees'
               Retirement Plan of SAVANNAH.

        (f)19 -Supplemental Executive Retirement Plan of SAVANNAH, Amended and Restated effective January 1, 1996. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1995, File No. 1-5072, as Exhibit 10(f)17.)

       *(f)20 -First Amendment to the Supplemental Executive Retirement
               Plan of SAVANNAH.

        (f)21 -Deferred Compensation Plan for Key Employees of SAVANNAH and First Amendment thereto. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1994, File No. 1-5072, as Exhibit 10(f)17 and in SAVANNAH's Form 10-K for the year ended December 31, 1995, File No. 1-5072, as Exhibit 10(f)19.)

       *(f)22 -Second Amendment to the Deferred  Compensation  Plan for
               Key Employees of SAVANNAH.

       *(f)23 -The Southern Company  Performance Pay Plan,  Amended and
               Restated effective January 1, 1996. See Exhibit 10(a)73 herein.

        (f)24 -The Southern  Company  Outside  Directors  Pension Plan. See
               Exhibit 10(a)78 herein.

        (f)25 -Deferred Compensation Plan for Directors of SAVANNAH and First Amendment, Second Amendment and Third Amendment thereto. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1994, File No. 1-5072, as Exhibit 10(f)20.)

       *(f)26 -Fourth Amendment to the Deferred  Compensation  Plan for
               Directors of SAVANNAH.

        (f)27 -Outside Directors Stock Plan for Subsidiaries of The Southern Company and First Amendment thereto. See Exhibit 10(a)81 herein.

(21)     *Subsidiaries of Registrants - Contained herein at page IV-5.

(23)     Consents of Experts and Counsel

         SOUTHERN

       *(a)   -The consent of Arthur  Andersen LLP is contained  herein at page IV-6.

         ALABAMA

       *(b)   -The consent of Arthur  Andersen LLP is contained  herein at page IV-7.

         GEORGIA

       *(c)   -The consent of Arthur  Andersen LLP is contained  herein at page IV-8.

         GULF

       *(d)   -The consent of Arthur  Andersen LLP is contained  herein at page IV-9.

         MISSISSIPPI

       *(e)   -The consent of Arthur  Andersen LLP is contained  herein at page IV-10.

         SAVANNAH

       *(f)   -The consent of Arthur  Andersen LLP is contained  herein at page IV-11.

(24)     Powers of Attorney and Resolutions

         SOUTHERN

       *(a)   -Power of Attorney and resolution.

         ALABAMA

       *(b)   -Power of Attorney and resolution.

         GEORGIA

       *(c)   -Power of Attorney and resolution.

         GULF

       *(d)   -Power of Attorney and resolution.

         MISSISSIPPI

       *(e)   -Power of Attorney and resolution.

         SAVANNAH

       *(f)   -Power of Attorney and resolution.


(27)     Financial Data Schedule

         SOUTHERN

        (a) -Financial Data Schedule. (Designated in Form 8-K dated February 12, 1997, File No. 1-3526, as Exhibit 27.)

         ALABAMA

        (b) -Financial Data Schedule. (Designated in Form 8-K dated February 12, 1997, File No. 1-3164, as Exhibit 27.)

         GEORGIA

        (c) -Financial Data Schedule. (Designated in Form 8-K dated February 12, 1997, File No. 1-6468, as Exhibit 27.)

         GULF

        (d) -Financial Data Schedule. (Designated in Form 8-K dated February 12, 1997, File No. 0-2429, as Exhibit 27.)

         MISSISSIPPI

        (e) -Financial Data Schedule. (Designated in Form 8-K dated February 12, 1997, File No. 0-6849, as Exhibit 27.)

         SAVANNAH

        (f) -Financial Data Schedule. (Designated in Form 8-K dated February 12, 1997, File No. 1-5072, as Exhibit 27.)