Form 10-Q
period 1997-03-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1997-05-14
CIK 92122, 3153, 41091, 44545, 66904, 86940



===================================================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
          FORM 10-Q(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1997
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____



      Commission                    Registrant, State of Incorporation,                   I.R.S. Employer
      File Number                   Address and Telephone Number                          Identification No.

         1-3526                     The Southern Company                                      58-0690070
                                    (A Delaware Corporation)
                                    270 Peachtree Street, N.W.
                                    Atlanta, Georgia 30303
                                    (770) 393-0650

         1-3164                     Alabama Power Company                                     63-0004250
                                    (An Alabama Corporation)
                                    600 North 18th Street
                                    Birmingham, Alabama 35291
                                    (205) 257-1000

         1-6468                     Georgia Power Company                                     58-0257110
                                    (A Georgia Corporation)
                                    333 Piedmont Avenue, N.E.
                                    Atlanta, Georgia 30308
                                    (404) 526-6526

         0-2429                     Gulf Power Company                                        59-0276810
                                    (A Maine Corporation)
                                    500 Bayfront Parkway
                                    Pensacola, Florida 32520
                                    (904) 444-6111

         0-6849                     Mississippi Power Company                                 64-0205820
                                    (A Mississippi Corporation)
                                    2992 West Beach
                                    Gulfport, Mississippi 39501
                                    (601) 864-1211

         1-5072                     Savannah Electric and Power Company                       58-0418070
                                    (A Georgia Corporation)
                                    600 East Bay Street
                                    Savannah, Georgia 31401
                                    (912) 644-7171

===================================================================================================================


    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____


                                                         Description of                        Shares Outstanding
Registrant                                               Common Stock                          at April 30, 1997

The Southern Company                                     Par Value $5 Per Share                         681,674,776
Alabama Power Company                                    Par Value $40 Per Share                          5,608,955
Georgia Power Company                                    No Par Value                                     7,761,500
Gulf Power Company                                       No Par Value                                       992,717
Mississippi Power Company                                Without Par Value                                1,121,000
Savannah Electric and Power Company                      Par Value $5 Per Share                          10,844,635

     This combined Form 10-Q is separately filed by The Southern Company,
Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi
Power Company and Savannah Electric and Power Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 1997
                                                                                                                              Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4
                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited) and
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            6
                Condensed Consolidated Statements of Cash Flows....................................................            7
                Condensed Consolidated Balance Sheets..............................................................            8
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           10
             Alabama Power Company
                Condensed Statements of Income.....................................................................           15
                Condensed Statements of Cash Flows.................................................................           16
                Condensed Balance Sheets...........................................................................           17
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           19
                Exhibit 1 - Report of Independent Public Accountants...............................................           22
             Georgia Power Company
                Condensed Statements of Income.....................................................................           24
                Condensed Statements of Cash Flows.................................................................           25
                Condensed Balance Sheets...........................................................................           26
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           28
                Exhibit 1 - Report of Independent Public Accountants...............................................           32
             Gulf Power Company
                Condensed Statements of Income.....................................................................           34
                Condensed Statements of Cash Flows.................................................................           35
                Condensed Balance Sheets...........................................................................           36
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           38
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           42
                Condensed Statements of Cash Flows.................................................................           43
                Condensed Balance Sheets...........................................................................           44
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           46
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           50
                Condensed Statements of Cash Flows.................................................................           51
                Condensed Balance Sheets...........................................................................           52
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           54
             Notes to the Condensed Financial Statements...........................................................           56
                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           62
Item 2.  Changes in Securities..................................................................................... Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           62
         Signatures ...............................................................................................           64


                                       3

                                   DEFINITIONS

TERM                                         MEANING

affiliates.............................. ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
ALABAMA................................. Alabama Power Company
CEPA.................................... Consolidated Electric Power Asia
Clean Air Act .......................... Clean Air Act Amendments of 1990
ECO Plan................................ Environmental Compliance Overview Plan
Energy Act.............................. Energy Policy Act of 1992
EWG..................................... Exempt wholesale generator
FASB.................................... Financial Accounting Standards Board
FERC.................................... Federal Energy Regulatory Commission
Form 10-K............................... Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                         GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                         December 31, 1996
FUCO.................................... Foreign utility company
GEORGIA................................. Georgia Power Company
GULF.................................... Gulf Power Company
MEAG.................................... Municipal Electric Authority of Georgia
MISSISSIPPI............................. Mississippi Power Company
OPC..................................... Oglethorpe Power Corporation
operating affiliates.................... see affiliates
operating companies..................... see affiliates
PEP..................................... Performance Evaluation Plan
PSC..................................... Public Service Commission
SAVANNAH................................ Savannah Electric and Power Company
SEC..................................... Securities and Exchange Commission
SOUTHERN................................ The Southern Company
Southern Energy......................... Southern Energy, Inc. (formerly Southern Electric International, Inc.), including SOUTHERN subsidiaries managed or controlled by Southern
                                         Energy
SWEB.................................... South Western Electricity plc (United Kingdom)
TVA..................................... Tennessee Valley Authority




                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                            For the Three Months
                                                                                                Ended March 31,
                                                                                           1997             1996

OPERATING REVENUES                                                                    $   2,584,414    $   2,429,355
                                                                                      --------------   --------------
OPERATING EXPENSES:
Operation--
     Fuel                                                                                   485,755          502,710
     Purchased power                                                                        458,241          271,497
     Other (Note H)                                                                         425,347          451,061
Maintenance                                                                                 191,292          186,377
Depreciation and amortization                                                               292,124          246,619
Amortization of deferred Plant Vogtle costs (Note M)                                         37,627           33,759
Taxes other than income taxes                                                               151,694          168,667
Income taxes                                                                                146,182          160,603
                                                                                      --------------   --------------
Total operating expenses                                                                  2,188,262        2,021,293
                                                                                      --------------   --------------
OPERATING INCOME                                                                            396,152          408,062
OTHER INCOME:
Allowance for equity funds used during construction                                             791              860
Interest income                                                                              28,084           15,728
Other, net                                                                                   14,210           22,346
Income taxes applicable to other income                                                       4,439           (3,160)
                                                                                      --------------   --------------
INCOME BEFORE INTEREST CHARGES                                                              443,676          443,836
                                                                                      --------------   --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                                  152,200          139,768
Allowance for debt funds used during construction                                            (4,596)          (5,311)
Interest on notes payable                                                                    29,319           22,547
Amortization of debt discount, premium and expense, net                                       7,520           12,975
Other interest charges                                                                       18,123           16,444
Minority interest in subsidiaries                                                            15,519             (556)
Distributions on capital and preferred securities of subsidiary companies                    21,523            3,601
Preferred dividends of subsidiary companies                                                  17,055           21,493
                                                                                      --------------   --------------
Interest charges and other, net                                                             256,663          210,961
                                                                                      --------------   --------------

CONSOLIDATED NET INCOME                                                               $     187,013    $     232,875
                                                                                      ==============   ==============


AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING (Thousands)                                                   678,826          670,105

EARNINGS PER SHARE OF COMMON STOCK                                                            $0.28            $0.35

CASH DIVIDENDS PAID PER SHARE
     OF COMMON STOCK                                                                         $0.325           $0.315






       The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.



                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)
                                                                                            For the Three Months
                                                                                                Ended March 31,
                                                                                          1997                 1996
OPERATING ACTIVITIES:
Consolidated net income                                                             $       187,013      $       232,875
Adjustments to reconcile net income to net cash provided by
     operating activities--
         Depreciation and amortization                                                      347,829              306,320
         Deferred income taxes and investment tax credits                                    (6,835)              18,918
         Allowance for equity funds used during construction                                   (791)                (860)
         Amortization of deferred Plant Vogtle costs (Note M)                                37,627               33,759
         Gain on asset sales                                                                (15,593)             (11,072)
         Other, net                                                                         (38,019)              20,947
         Changes in certain current assets and liabilities--
            Receivables, net                                                                229,542              130,802
            Fossil fuel stock                                                               (30,419)              25,113
            Materials and supplies                                                           13,491               11,486
            Prepayments                                                                     (62,908)             (45,250)
            Payables                                                                        (58,783)            (126,490)
            Customer deposits                                                                   551              (85,141)
            Taxes Accrued                                                                    76,706              (17,221)
            Other                                                                           (93,766)             (87,831)
                                                                                    ----------------     ----------------
Net cash provided from operating activities                                                 585,645              406,355
                                                                                    ----------------     ----------------
INVESTING ACTIVITIES:
Gross property additions                                                                   (377,836)            (306,470)
Southern Energy business acquisitions                                                    (1,755,064)                   -
Sales of property                                                                            15,350                1,800
Other                                                                                       (45,932)             (79,155)
                                                                                    ----------------     ----------------
Net cash used for investing activities                                                   (2,163,482)            (383,825)
                                                                                    ----------------     ----------------
FINANCING ACTIVITIES:
Proceeds--
     Common stock                                                                            88,528               18,530
     Capital and preferred securities                                                       931,500               97,000
     First mortgage bonds                                                                         -               40,000
     Pollution control bonds                                                                      -               21,200
     Other long-term debt                                                                   998,133              279,147
Retirements--
     Preferred stock                                                                       (203,528)                   -
     First mortgage bonds                                                                   (83,574)            (239,127)
     Pollution control bonds                                                                      -               (6,800)
     Other long-term debt                                                                  (252,728)          (1,074,005)
Special deposits-redemption funds                                                            44,454              (21,291)
Notes payable, net                                                                          458,762              618,850
Payment of common stock dividends                                                          (220,194)            (211,081)
Miscellaneous                                                                               (78,455)              (5,479)
                                                                                    ----------------     ----------------
Net cash provided from (used for) financing activities                                    1,682,898             (483,056)
                                                                                    ----------------     ----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     105,061             (460,526)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            444,832              772,340
                                                                                    ----------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $       549,893      $       311,814
                                                                                    ================     ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                  $213,978             $199,455
     Income taxes                                                                            $3,956              $56,321
Southern Energy business acquisitions--
     Fair value of assets acquired                                                       $3,551,064                    -
     Less cash paid for common stock                                                      1,755,064                    -
                                                                                      --------------       --------------
         Liabilities assumed                                                             $1,796,000                    -
                                                                                      ==============       ==============

          The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.


                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                At March 31,
                                                                                    1997               At December 31,
                                                                                 (Unaudited)               1996
                                                                               ----------------       -----------------
UTILITY PLANT:
Plant in service                                                               $    33,343,549        $   33,260,914
Less accumulated provision for depreciation                                         11,174,138            10,921,242
                                                                               ----------------       ---------------
                                                                                    22,169,411            22,339,672
Nuclear fuel, at amortized cost                                                        220,620               245,702
Construction work in progress                                                          748,674               683,924
                                                                               ----------------       ---------------
Total                                                                               23,138,705            23,269,298
                                                                               ----------------       ---------------

OTHER PROPERTY AND INVESTMENTS:
Goodwill, being amortized                                                            1,807,245               318,142
Leasehold interests                                                                  1,441,891               415,600
Equity investments in subsidiaries                                                   1,044,943               227,097
Nuclear decommissioning trusts, at market                                              307,475               278,938
Miscellaneous                                                                          283,371               261,175
                                                                               ----------------       ---------------
Total                                                                                4,884,925             1,500,952
                                                                               ----------------       ---------------

CURRENT ASSETS:
Cash and cash equivalents                                                              549,893               444,832
Special deposits                                                                             -                44,454
Receivables, less accumulated provisions for uncollectible accounts
     of $29,753 at March 31, 1997 and $31,587 at December 31, 1996                   1,779,456             1,458,092
Fossil fuel stock, at average cost                                                     301,367               269,940
Materials and supplies, at average cost                                                499,491               509,409
Prepayments                                                                            340,949               252,977
Vacation pay deferred                                                                   75,399                77,195
                                                                               ----------------       ---------------
Total                                                                                3,546,555             3,056,899
                                                                               ----------------       ---------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                             1,284,674             1,302,342
Deferred Plant Vogtle costs (Note M)                                                   133,361               170,988
Debt expense, being amortized                                                           92,370                78,042
Premium on reacquired debt, being amortized                                            284,202               289,019
Miscellaneous                                                                          635,290               624,262
                                                                               ----------------       ---------------
Total                                                                                2,429,897             2,464,653
                                                                               ----------------       ---------------

TOTAL ASSETS                                                                   $    34,000,082        $   30,291,802
                                                                               ================       ===============

        The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.


                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                          At March 31,
                                                                              1997                At December 31,
                                                                           (Unaudited)                1996
                                                                         ----------------       ------------------
CAPITALIZATION:
Common stock, par value $5 per share-
     Authorized -- 1 billion shares
     Outstanding -- March 31, 1997: 681,118,747 shares
                          -- December 31, 1996: 677,035,961 shares       $     3,405,594        $     3,385,180
Paid-in capital                                                                2,125,534              2,067,228
Retained earnings                                                              3,730,782              3,763,987
                                                                         ----------------       ----------------
                                                                               9,261,910              9,216,395
Preferred stock of subsidiaries                                                  833,372                979,527
Subsidiary obligated mandatorily redeemable
     capital and preferred securities (Note I)                                 1,353,500                422,000
Long-term debt                                                                 9,699,757              7,935,269
                                                                         ----------------       ----------------
Total                                                                         21,148,539             18,553,191
                                                                         ----------------       ----------------

CURRENT LIABILITIES:
Preferred stock of subsidiaries due within one year                              116,155                173,528
Long-term debt due within one year                                               466,515                191,411
Notes payable                                                                  2,024,235              1,482,822
Accounts payable                                                                 772,527                787,809
Customer deposits                                                                132,095                131,544
Taxes accrued--
     Income taxes                                                                150,222                 11,965
     Other                                                                       146,967                192,921
Interest accrued                                                                 185,734                187,152
Vacation pay accrued                                                             102,843                103,514
Miscellaneous                                                                    527,292                535,366
                                                                         ----------------       ----------------
Total                                                                          4,624,585              3,798,032
                                                                         ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              4,674,025              4,738,085
Deferred credits related to income taxes                                         866,806                879,090
Accumulated deferred investment tax credits                                      780,012                787,545
Employee benefits provisions                                                     451,868                439,176
Minority interests in subsidiaries                                               730,178                374,922
Prepaid capacity revenues                                                        119,417                122,496
Department of Energy assessments                                                  80,523                 80,523
Disallowed Plant Vogtle capacity buyback costs                                    56,947                 57,250
Storm damage reserves                                                             36,297                 35,112
Miscellaneous                                                                    430,885                426,380
                                                                         ----------------       ----------------
Total                                                                          8,226,958              7,940,579
                                                                         ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                     $    34,000,082        $    30,291,802
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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   FIRST QUARTER 1997 vs. FIRST QUARTER 1996


RESULTS OF OPERATIONS



Earnings

SOUTHERN's consolidated net income for the first quarter of 1997 was $187 million ($0.28 per share), compared to $233 million ($0.35 per share) for the corresponding period of 1996, representing a 19.7% decrease. Milder weather in the service territories of the operating affiliates during the current quarter, compared with the corresponding quarter of 1996, was the primary reason for this reduction in earnings. In addition, the acquisition of CEPA also had a slightly negative effect, which was anticipated. (Reference is made to "Future Earnings Potential" below for additional information relating to the acquisition, in January 1997, of CEPA.)

       SOUTHERN's traditional core business is primarily represented by its five domestic electric utility operating companies, which provide electric service in four Southeastern states. Another significant portion of SOUTHERN's business is its non-traditional business primarily represented by Southern Energy, which owns and manages international and domestic businesses for SOUTHERN. Businesses acquired by Southern Energy have been included in the consolidated statements of income since the date of acquisition. Certain changes in operating revenues and expenses from the prior period are the result of such acquisitions.

Significant income statement items appropriate for discussion include the following:

                                                                  Increase (Decrease)
                                                           -----------------------------------------
                                                           (in thousands)       %
Operating revenues...................................         $155,059          6.4
Purchased power expense..............................          186,744         68.8
Depreciation and amortization expense................           45,505         18.5
Taxes other than income taxes........................          (16,973)       (10.1)
Interest income......................................           12,356         78.6
Interest on long-term debt...........................           12,432          8.9
Distributions on preferred and
     capital securities of subsidiaries..............           17,922        497.7
Minority interest....................................           16,075           NM
     --------------
     NM - Not meaningful.

     Operating revenues. Operating revenues for the first quarter of 1997 when compared to the corresponding quarter of 1996 decreased by $81 million (4.1%) for the traditional core business while operating revenues were up by $236 million (55.1%) for the non-traditional business. The primary factor contributing to this decrease in traditional core revenues was milder weather during the current period which resulted in a lower demand for electricity. The effect of weather on first quarter results is evidenced by the fact that residential energy sales were down by 9.7% when compared to the corresponding quarter of 1996. In addition, although energy sales for commercial and industrial customers were up by 0.3% and 2.9%, respectively, revenues, in both cases, were down primarily due to rate reductions to certain large customers. The increase in operating revenues for the non-traditional business was primarily attributable to increased sales by Southern Energy's power marketing organization and to CEPA, which was acquired in late January 1997.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Purchased power expense. Purchased power expense for the traditional core business declined by $17 million for the first quarter of 1997, compared to the comparable period of 1996, primarily because of milder-than-normal weather. Purchased power expense attributable to Southern Energy-related activities increased by $204 million primarily due to purchases in connection with its power marketing activities.

     Depreciation and amortization expense. Depreciation and amortization expense for the traditional core business increased by $28 million for the current quarter as compared to the corresponding quarter of 1996 primarily due to additions to utility plant and a charge of $19.8 million pursuant to GEORGIA's retail accounting order as discussed in Note (L) in the "Notes to the Condensed Financial Statements" herein. For the non-traditional business, depreciation and amortization increased by $17 million primarily because of the acquisition of CEPA.

     Taxes other than income taxes. Taxes other than income taxes for the firs quarter of 1997 when compared to the corresponding quarter of 1996 decreased primarily due to a $15 million reduction attributable to SWEB. This decrease resulted from the lowering, in November 1996, of the taxes on electricity sales from 10% to 3.7%.

     Interest income. This increase for the current quarter as compared to the corresponding quarter of 1996, is primarily attributable to $8 million in interest income from investment of funds provided to Southern Energy prior to closing of the CEPA acquisition.

     Interest on long-term debt. Interest on long-term debt for the operating companies decreased by $7 million for the current quarter as compared to the comparable quarter of 1996, reflecting the refinancing efforts of such companies. However, increases attributable to non-traditional business activities, primarily CEPA, resulted in a net increase in such interest for the current quarter.

     Distributions on preferred and capital securities of subsidiaries. This increase resulted from the sales of securities in 1996 and the first quarter of 1997. See Note (I) in the "Notes to the Condensed Financial Statements" herein for additional information.

     Minority interest. The increase in minority interest for the current quarter as compared to the corresponding quarter of 1996 is primarily attributable to the sale in July 1996 of a 25% share of SWEB and to the acquisition of an 80% controlling interest in CEPA.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment, with non-traditional business becoming more significant. (For additional information relating to non-traditional business activities, including information relating to the acquisition in January 1997 of an 80% interest in CEPA, see Item 1 - BUSINESS - "New Business Development" in the Form 10-K.)

     In May 1997, SOUTHERN announced that, through Southern Energy, it had agreed to purchase 25% of the outstanding common stock of Berliner Kraft und Licht AG (Bewag), the vertically integrated electric utility that serves Berlin, Germany, for approximately $830 million. The purchase is subject to approval by Berlin's parliament and European regulators.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     With the enactment of the Energy Act and new legislation being discussed at federal and state levels to expand customer choice, SOUTHERN is positioning the business to meet the challenge of increasing competition. For additional information, see Item 1 - BUSINESS - "Competition" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS "Environmental Matters" of SOUTHERN in the Form 10-K.

     In February, 1997, the FASB issued Statement No. 128, Earnings Per Share. The standard simplifies the computation of earnings per share (EPS) required by existing rules. SOUTHERN will adopt this standard on December 31, 1997. If EPS amounts were computed as specified by Statement No. 128, basic EPS and diluted EPS would be equal, and would equal the amounts currently reported in the "Condensed Statements of Income".

     Reference is made to Notes (B), (C), (D), (G), (J), (K), (L), (M), (N) and
(P) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first three months of 1997 included the addition of approximately $378 million to utility plant and the acquisition of CEPA. The funds for these additions and other capital requirements were derived primarily from operations and sales of securities. See SOUTHERN's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first three months of 1997, retirements of the operating companies' first mortgage bonds totaled $80 million and redemptions of preferred stock totaled $204 million. Subsidiaries of SOUTHERN, ALABAMA, GEORGIA, GULF and MISSISSIPPI have formed statutory business trusts which sold, during the first quarter of 1997, an aggregate of $932 million of trust preferred or capital securities. See Note (I) in the "Notes to the Condensed Financial Statements" herein for further details.

     During the first three months of 1997, SOUTHERN raised $89 million from the issuance of new common stock under SOUTHERN's various stock plans. The market price of SOUTHERN's common stock at March 31, 1997 was $21.125 per share and the book value was $13.60 per share, representing a market-to-book ratio of 155%, compared to $22.625, $13.61 and 166%, respectively, at the end of 1996. The dividend for the first quarter of 1997 was $0.325 per share.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SOUTHERN under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturing debt. Approximately $583 million will be required by March 31, 1998, for present sinking fund requirements, redemption of preferred stock and redemptions and maturities of long-term debt. Also, the operating companies plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

Sources of Capital

In addition to the financing activities previously described, SOUTHERN may require additional equity capital during the remainder of the year. The amounts and timing of additional equity capital to be raised in 1997, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. The operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, each of the operating companies expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1999. See
Item 1 BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at March 31, 1997, approximately $550 million of cash and cash equivalents and approximately $4,127 million of unused credit arrangements with banks (including $829 million of such arrangements under which borrowings may be made only to fund purchase obligations of the operating companies relating to variable rate pollution control bonds). At March 31, 1997, the system companies had outstanding approximately $286 million of short-term notes payable and $1.7 billion of commercial paper. Since SOUTHERN's construction program with respect to major generating projects in the traditional core business has been completed, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) in the "Notes to the Condensed Financial Statements" herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY

                              ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                       1997           1996

OPERATING REVENUES:
Revenues                                                          $    658,105    $   655,401
Revenues from affiliates                                                46,663         77,408
                                                                  -------------   ------------
Total operating revenues                                               704,768        732,809
                                                                  -------------   ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                              204,358        211,630
     Purchased power from non-affiliates                                 3,374          8,967
     Purchased power from affiliates                                    20,058         15,846
     Other                                                             114,278        116,996
Maintenance                                                             68,950         62,934
Depreciation and amortization                                           85,652         79,898
Taxes other than income taxes                                           49,457         50,064
Federal and state income taxes                                          35,186         44,422
                                                                  -------------   ------------
Total operating expenses                                               581,313        590,757
                                                                  -------------   ------------
OPERATING INCOME                                                       123,455        142,052
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                          -            401
Income from subsidiary                                                     980            974
Interest income                                                         11,090          9,670
Other, net                                                              (8,372)        (7,623)
Income taxes applicable to other income                                   (708)          (370)
                                                                  -------------   ------------
INCOME BEFORE INTEREST CHARGES                                         126,445        145,104
                                                                  -------------   ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                              41,383         42,576
Allowance for debt funds used during construction                         (946)        (1,876)
Interest on interim obligations                                          4,406          5,727
Amortization of debt discount, premium and expense, net                  2,396          7,372
Other interest charges                                                  10,704         10,183
Distributions on preferred securities of subsidiary trusts               4,997          1,351
                                                                  -------------   ------------
Total interest charges and other                                        62,940         65,333
                                                                  -------------   ------------
NET INCOME                                                              63,505         79,771
DIVIDENDS ON PREFERRED STOCK                                             5,698          6,612
                                                                  -------------   ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                 $     57,807    $    73,159
                                                                  =============   ============



        The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.




                             ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                               For the Three Months
                                                                                                 Ended March 31,__
                                                                                             1997               1996
OPERATING ACTIVITIES:
Net income                                                                                $    63,505      $      79,771
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                        101,987            101,996
         Deferred income taxes and investment tax credits, net                                 (2,380)             4,469
         Allowance for equity funds used during construction                                        -               (401)
         Other, net                                                                           (38,460)            (6,600)
         Changes in certain current assets and liabilities--
            Receivables, net                                                                   48,292              6,009
            Inventories                                                                       (16,130)            14,268
            Prepayments                                                                       (45,067)           (42,872)
            Payables                                                                          (76,068)           (66,557)
            Taxes accrued                                                                      53,076             53,974
            Energy cost recovery, retail                                                       14,656             30,855
            Other                                                                             (39,157)           (32,087)
                                                                                        --------------     --------------
Net cash provided from operating activities                                                    64,254            142,825
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                      (94,605)          (105,663)
Other                                                                                          (9,469)           (19,058)
                                                                                        --------------     --------------
Net cash used for investing activities                                                       (104,074)          (124,721)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Company obligated mandatorily redeemable preferred securities                            200,000             97,000
Retirements--
     Preferred stock                                                                         (100,000)                 -
     First mortgage bonds                                                                     (19,801)           (83,797)
     Other long-term debt                                                                        (232)              (239)
Interim obligations, net                                                                       48,933             46,014
Payment of preferred stock dividends                                                           (6,730)            (6,638)
Payment of common stock dividends                                                             (80,100)           (76,000)
Miscellaneous                                                                                  (6,361)            (2,869)
                                                                                        --------------     --------------
Net cash provided from (used for) financing activities                                         35,709            (26,529)
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (4,111)            (8,425)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                9,587             12,616
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $     5,476      $       4,191
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                     $58,030      $      56,128
     Income taxes                                                                               3,009                218




           The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.





                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                  At March 31,
                                                                                    1997               At December 31,
                                                                                 (Unaudited)               1996
                                                                               ----------------       -----------------
UTILITY PLANT:
Plant in service                                                               $    10,861,095            10,806,921
Less accumulated provision for depreciation                                          4,196,246             4,113,622
                                                                               ----------------       ---------------
                                                                                     6,664,849             6,693,299
Nuclear fuel, at amortized cost                                                        113,666               123,862
Construction work in progress                                                          282,433               256,802
                                                                               ----------------       ---------------
Total                                                                                7,060,948             7,073,963
                                                                               ----------------       ---------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                         27,011                26,032
Nuclear decommissioning trusts                                                         152,253               148,760
Miscellaneous                                                                           21,353                20,243
                                                                               ----------------       ---------------
Total                                                                                  200,617               195,035
                                                                               ----------------       ---------------

CURRENT ASSETS:
Cash and cash equivalents                                                                5,476                 9,587
Receivables--
     Customer accounts receivable                                                      302,374               334,150
     Other accounts and notes receivable                                                19,467                28,524
     Affiliated companies                                                               37,753                47,630
     Accumulated provision for uncollectible accounts                                   (1,357)               (1,171)
Refundable income taxes                                                                  8,461                 5,856
Fossil fuel stock, at average cost                                                     105,255                81,704
Materials and supplies, at average cost                                                160,371               167,792
Prepayments                                                                            176,937               131,870
Vacation pay deferred                                                                   27,083                28,369
                                                                               ----------------       ---------------
Total                                                                                  841,820               834,311
                                                                               ----------------       ---------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                               409,263               410,010
Debt expense, being amortized                                                            7,619                 7,398
Premium on reacquired debt, being amortized                                             82,717                84,149
Uranium enrichment decontamination and decommissioning fund                             37,490                37,490
Miscellaneous                                                                          109,721                91,490
                                                                               ----------------       ---------------
Total                                                                                  646,810               630,537
                                                                               ----------------       ---------------

TOTAL ASSETS                                                                   $     8,750,195           $ 8,733,846
                                                                               ================       ===============



         The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.



                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                    At March 31,
                                                                                        1997               At December 31,
                                                                                     (Unaudited)              1996
                                                                                    --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $40 per share)--
     authorized 6,000,000 shares; outstanding 5,608,955 shares                      $     224,358        $     224,358
Paid-in capital                                                                         1,304,645            1,304,645
Premium on preferred stock                                                                    146                  146
Retained earnings                                                                       1,162,776            1,185,128
                                                                                    --------------       --------------
                                                                                        2,691,925            2,714,277
Preferred stock                                                                           278,400              340,400
Company obligated mandatorily redeemable preferred securities of
     subsidiary trusts holding Company Junior Subordinated  Notes (Note I)                297,000               97,000
Long-term debt                                                                          2,298,601            2,354,006
                                                                                    --------------       --------------
Total                                                                                   5,565,926            5,505,683
                                                                                    --------------       --------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                        62,000              100,000
Long-term debt due within one year                                                         50,955               20,753
Commercial paper                                                                          413,786              364,853
Accounts payable--
     Affiliated companies                                                                  55,406               64,307
     Other                                                                                112,936              182,563
Customer deposits                                                                          32,721               32,003
Taxes accrued--
     Federal and state income                                                              53,230               35,638
     Other                                                                                 30,476               15,271
Interest accrued                                                                           43,930               51,941
Vacation pay accrued                                                                       27,083               28,369
Miscellaneous                                                                              78,303               96,485
                                                                                    --------------       --------------
Total                                                                                     960,826              992,183
                                                                                    --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       1,198,950            1,177,687
Accumulated deferred investment tax credits                                               291,269              294,071
Prepaid capacity revenues, net                                                            119,417              122,496
Uranium enrichment decontamination and decommissioning fund                                33,741               33,741
Deferred credits related to income taxes                                                  360,680              364,792
Natural disaster reserve                                                                   21,379               20,757
Miscellaneous                                                                             198,007              222,436
                                                                                    --------------       --------------
Total                                                                                   2,223,443            2,235,980
                                                                                    --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   8,750,195        $   8,733,846
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


                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1997 vs. FIRST QUARTER 1996


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the first quarter of 1997 was $57.8 million, compared to $73.2 million for the corresponding period of 1996. This 21.0% decrease in earnings was primarily due to milder weather and a decrease in commercial and industrial prices.

     Significant income statement items appropriate for discussion include the following:

                                                                     Increase (Decrease)
                                                           -----------------------------------------
                                                           (in thousands)       %
Revenues.............................................         $  2,704          0.4
Revenues from affiliates.............................          (30,745)       (39.7)
Purchased power from affiliates......................            4,212         26.6
Maintenance expense..................................            6,016          9.6
Depreciation and amortization........................            5,754          7.2
Distributions on preferred securities of
   subsidiary trusts.................................            3,646        269.9

     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect net income, revenues for the first quarter 1997 decreased $16.1 million, compared to the corresponding period of 1996. The decrease in first quarter 1997 revenues reflects a decrease in the amount of retail, particularly residential, energy sold as well as rate reductions initiated by ALABAMA for certain commercial and industrial customers. Milder weather during the current quarter of 1997 as compared to the corresponding quarter of 1996 primarily impacted residential energy sales, which were down 9.5%. Commercial energy sales and industrial energy sales increased 3.0% and 2.6%, respectively, for the first quarter compared to 1996. Total retail kilowatt-hour sales for the quarter were down 1.3% compared to the same period of 1996.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand, the availability, and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Maintenance expense. Maintenance expense increased for the first quarter of 1997 compared to the same period of 1996 primarily due to an increase in the accrual of estimated maintenance expenses related to nuclear refueling outages.

     Depreciation and amortization. The increase in depreciation and amortization for the first quarter of 1997 as compared to the corresponding period of 1996 was primarily due to additions to utility plant and an increase in depreciation rates.

     Distributions on preferred securities of subsidiary trusts. The change in this item resulted primarily from the issuance of mandatorily redeemable preferred securities. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Structure" of ALABAMA in the Form 10-K.

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

     Reference is made to Notes (B), (C), (G), (H), (J) and (K) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first three months of 1997 included the addition of approximately $94.6 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first quarter of 1997, redemptions of first mortgage bonds of ALABAMA totaled $19.8 million. Also, Alabama Power Capital Trust II, a statutory business trust established for the purpose of holding ALABAMA's junior subordinated notes and issuing trust preferred securities and common securities, sold $200.0 million of its 7.60% trust originated preferred securities which are guaranteed by ALABAMA. A portion of these proceeds was used to redeem $100 million of cumulative preferred stock in February 1997. For additional information, see Note (I) in the "Notes to the Condensed Financial Statements" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Structure" of ALABAMA in the Form 10-K. In addition, ALABAMA has announced its plans to redeem an aggregate of $62 million of preferred stock in June and July of 1997.

     ALABAMA will continue to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital, if market conditions permit.

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

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, ALABAMA expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1999. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, ALABAMA had at March 31, 1997, approximately $5.5 million of cash and cash equivalents and had unused committed lines of credit of approximately $815 million (including $208 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) with regulatory authority for up to $750 million of short-term borrowings. At March 31, 1997, ALABAMA had outstanding $413.8 million of commercial paper. Since ALABAMA has no major traditional generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                                             Exhibit 1



                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of March 31, 1997, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of ALABAMA POWER COMPANY as of December 31, 1996 (not presented herein) and, in our report dated February 12, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/  Arthur Andersen LLP
Birmingham, Alabama
May 6, 1997

                              GEORGIA POWER COMPANY



                             GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                           For the Three Months
                                                                                             Ended March 31,
                                                                                          1997             1996

OPERATING REVENUES:
Revenues                                                                              $   951,453     $   1,015,353
Revenues from affiliates                                                                    7,259            13,466
                                                                                      ------------    --------------
Total operating revenues                                                                  958,712         1,028,819
                                                                                      ------------    --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                                                 178,629           188,494
     Purchased power from non-affiliates                                                   26,775            36,920
     Purchased power from affiliates                                                       41,371            65,476
     Provision for separation benefits                                                        604            18,500
     Other                                                                                151,005           165,544
Maintenance                                                                                74,950            75,826
Depreciation and amortization                                                             129,302           107,520
Amortization of deferred Plant Vogtle costs (Note M)                                       37,627            33,759
Taxes other than income taxes                                                              53,931            55,146
Federal and state income taxes                                                             84,649            89,684
                                                                                      ------------    --------------
Total operating expenses                                                                  778,843           836,869
                                                                                      ------------    --------------
OPERATING INCOME                                                                          179,869           191,950
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                           542               255
Equity in earnings of unconsolidated subsidiary                                               980               973
Interest income                                                                               595               901
Other, net                                                                                 (5,598)           (3,673)
Income taxes applicable to other income                                                     2,366               138
                                                                                      ------------    --------------
INCOME BEFORE INTEREST CHARGES                                                            178,754           190,544
                                                                                      ------------    --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                                 48,455            53,430
Allowance for debt funds used during construction                                          (3,500)           (3,190)
Interest on interim obligations                                                             3,693             5,039
Amortization of debt discount, premium and expense, net                                     3,774             3,847
Other interest charges                                                                      2,924             3,115
Distributions on preferred securities of subsidiary companies                               9,417             2,250
                                                                                      ------------    --------------
Interest charges and other, net                                                            64,763            64,491
                                                                                      ------------    --------------
NET INCOME                                                                                113,991           126,053
DIVIDENDS ON PREFERRED STOCK                                                                7,956            11,652
                                                                                      ------------    --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                                     $   106,035     $     114,401
                                                                                      ============    ==============



       The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.



                             GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                For the Three Months
                                                                                               Ended March 31,
                                                                                             1997               1996
OPERATING ACTIVITIES:
Net income                                                                              $     113,991      $     126,053
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                        155,377            133,095
         Deferred income taxes and investment tax credits, net                                (13,553)             9,399
         Allowance for equity funds used during construction                                     (542)              (255)
         Amortization of deferred Plant Vogtle costs (Note M)                                  37,627             33,759
         Other, net                                                                            26,260             10,576
         Changes in certain current assets and liabilities--
            Receivables, net                                                                   83,646             42,945
            Inventories                                                                        (3,784)            14,250
            Payables                                                                          (61,585)           (25,785)
            Taxes accrued                                                                      46,910             28,253
            Energy cost recovery, retail                                                       16,764             15,980
            Other                                                                             (29,131)           (32,232)
                                                                                        --------------     --------------
Net cash provided from operating activities                                                   371,980            356,038
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                     (103,455)          (111,998)
Other                                                                                         (26,972)           (51,702)
                                                                                        --------------     --------------
Net cash used for investing activities                                                       (130,427)          (163,700)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                     175,000                  -
     First mortgage bonds                                                                           -             10,000
Retirements--
     Preferred stock                                                                          (79,028)                 -
     First mortgage bonds                                                                     (60,258)          (150,000)
     Pollution control bonds                                                                        -             (6,800)
Special deposits - redemption funds                                                            44,454                  -
Interim obligations, net                                                                     (168,658)            72,810
Payment of preferred stock dividends                                                           (7,679)           (11,518)
Payment of common stock dividends                                                            (122,700)          (121,500)
Miscellaneous                                                                                  (6,492)               (86)
                                                                                        --------------     --------------
Net cash used for financing activities                                                       (225,361)          (207,094)
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        16,192            (14,756)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               15,356             28,930
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      31,548      $      14,174
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $      72,031      $      75,312
     Income taxes (net of refunds)                                                                 (7)            10,460



           The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.



                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                            At March 31,
                                                                                1997                At December 31,
                                                                             (Unaudited)                1996
                                                                           ----------------       ------------------
UTILITY PLANT:
Plant in service                                                           $    14,850,880        $    14,769,573
Less accumulated provision for depreciation                                      4,908,485              4,793,638
                                                                           ----------------       ----------------
                                                                                 9,942,395              9,975,935
Nuclear fuel, at amortized cost                                                    106,954                121,840
Construction work in progress                                                      242,666                256,141
                                                                           ----------------       ----------------
Total                                                                           10,292,015             10,353,916
                                                                           ----------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                     25,891                 26,032
Nuclear decommissioning trusts, at market                                          155,222                130,178
Miscellaneous                                                                      103,132                103,787
                                                                           ----------------       ----------------
Total                                                                              284,245                259,997
                                                                           ----------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                           31,548                 15,356
Receivables--
     Customer accounts receivable                                                  334,018                392,328
     Other accounts and notes receivable                                            85,360                159,499
     Affiliated companies                                                           15,900                 20,095
     Accumulated provision for uncollectible accounts                               (4,000)                (4,000)
Fossil fuel stock, at average cost                                                 125,092                117,382
Materials and supplies, at average cost                                            254,894                258,820
Prepayments                                                                        113,289                109,771
Vacation pay deferred                                                               39,455                 39,965
                                                                           ----------------       ----------------
Total                                                                              995,556              1,109,216
                                                                           ----------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                           801,921                818,418
Deferred Plant Vogtle costs (Note M)                                               133,361                170,988
Premium on reacquired debt, being amortized                                        164,151                166,670
Debt expense, being amortized                                                       37,131                 32,693
Miscellaneous                                                                      167,313                159,153
                                                                           ----------------       ----------------
Total                                                                            1,303,877              1,347,922
                                                                           ----------------       ----------------

TOTAL ASSETS                                                               $    12,875,693        $    13,071,051
                                                                           ================       ================




       The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.




                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                            At March 31,
                                                                                1997                At December 31,
                                                                             (Unaudited)                1996
                                                                           ----------------       ------------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 15,000,000 shares; outstanding 7,761,500 shares            $       344,250        $       344,250
Paid-in capital                                                                  2,134,886              2,134,886
Premium on preferred stock                                                             371                    371
Retained earnings                                                                1,658,105              1,674,774
                                                                           ----------------       ----------------
                                                                                 4,137,612              4,154,281
Preferred stock                                                                    380,456                464,611
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
     subordinated debentures or notes (Note I)                                     500,000                325,000
Long-term debt                                                                   3,200,526              3,200,419
                                                                           ----------------       ----------------
Total                                                                            8,218,594              8,144,311
                                                                           ----------------       ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                 54,155                 49,028
Long-term debt due within one year                                                     372                 60,622
Notes payable to banks                                                              58,400                207,300
Commercial paper                                                                   203,438                223,196
Accounts payable--
     Affiliated companies                                                           46,210                 66,821
     Other                                                                         201,774                263,093
Customer deposits                                                                   66,873                 64,901
Taxes accrued--
     Federal and state income                                                      111,339                 15,497
     Other                                                                          51,729                100,661
Interest accrued                                                                    68,893                 79,936
Vacation pay accrued                                                                31,666                 38,597
Miscellaneous                                                                      123,341                114,530
                                                                           ----------------       ----------------
Total                                                                            1,018,190              1,284,182
                                                                           ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                2,502,966              2,522,945
Accumulated deferred investment tax credits                                        411,797                415,477
Deferred credits related to income taxes                                           375,506                382,381
Employee benefits provisions                                                       175,153                186,319
Disallowed Plant Vogtle capacity buyback costs                                      56,947                 57,250
Miscellaneous                                                                      116,540                 78,186
                                                                           ----------------       ----------------
Total                                                                            3,638,909              3,642,558
                                                                           ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                       $    12,875,693        $    13,071,051
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



                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1997 vs. FIRST QUARTER 1996


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the first quarter of 1997 was $106.0 million compared to $114.4 million for the corresponding period of 1996. Earnings decreased by 7.3% primarily as a result of decreased revenues due to milder weather experienced during the current quarter.

     Significant income statement items appropriate for discussion include the following:


                                                                     Increase (Decrease)
                                                            --------------------------------------
                                                            (in thousands)      %
Revenues.............................................          $(63,900)       (6.3)
Revenue from affiliates..............................            (6,207)      (46.1)
Purchased power from non-affiliates..................           (10,145)      (27.5)
Purchased power from affiliates......................           (24,105)      (36.8)
Provision for separation benefits....................           (17,896)      (96.7)
Other operation expense..............................           (14,539)       (8.8)
Depreciation and amortization expense................            21,782        20.3
Interest on long-term debt...........................            (4,975)       (9.3)
Distributions on preferred securities of
  subsidiary companies...............................             7,167       318.5
Dividends on preferred stock.........................            (3,696)      (31.7)

     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues for the first quarter decreased $31.0 million compared to the corresponding period of 1996. The decrease in revenues is primarily due to a 9.7% decrease in residential kilowatt-hour sales resulting from milder-than-normal weather. Retail revenues, excluding fuel revenues, decreased 4.7% or $33.0 million for the current quarter as compared to the corresponding quarter of 1996.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Purchased power from non-affiliates. The decrease in purchased power from non-affiliates compared to the corresponding period of 1996 is primarily due to a decrease in energy purchases resulting from milder-than-normal weather.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Provision for separation benefits. The decrease in provision for separation benefits is attributable to work force reduction programs charged to this provision in the first quarter of 1996, which have been implemented to control growth in future operating expenses.

     Other operation expense. The decrease in other operation expense for the current quarter is primarily due to lower administrative and general expenses compared to the same period of 1996.

     Depreciation and amortization expense. The increase in depreciation and amortization for the current quarter compared to the same period of 1996 is primarily due to a charge of $19.8 million pursuant to the retail accounting order. See Note (L) in the "Notes to the Condensed Financial Statements" herein for further details.

     Interest on long-term debt and Dividends on preferred stock. These declines reflect the redemption and refinancing of long-term debt and preferred stock.

     Distributions on preferred securities of subsidiary companies. The change in this item resulted primarily from the issuance of additional mandatorily redeemable preferred securities in August 1996 and January 1997. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activities" of GEORGIA in the Form 10-K.


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

     Effective January 1, 1996, GEORGIA began operating under a three-year retail accounting order. Under the order, GEORGIA's earnings are evaluated against a retail return on common equity range of 10% to 12.5%. GEORGIA is required to absorb cost increases of approximately $29.0 million annually during the order's three-year operation, including $14.0 million annually of accelerated depreciation of electric plant. Reference is made to Note (L) in the "Notes to the Condensed Financial Statements" herein for additional information.

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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Notes (B), (C), (G) and (L) through (P) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

Major changes in GEORGIA's financial condition during the first three months of 1997 included the addition of approximately $103 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first quarter of 1997, maturities and redemptions of first mortgage bonds and preferred stock by GEORGIA totaled $139 million. In January 1997, Georgia Power Capital Trust II, a statutory business trust established for the purpose of holding GEORGIA's junior subordinated notes and issuing trust preferred securities and common securities, sold $175.0 million of its 7.60% trust preferred securities, which are guaranteed by GEORGIA. (See Note (I) in the " Notes to the Condensed Financial Statements" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activities" of GEORGIA in the Form 10-K for further details.) In April 1997, GEORGIA sold, through public authorities, $90.0 million of variable rate pollution control revenue bonds due 2032. The proceeds will be applied to the redemption on July 1, 1997 of $90.0 million outstanding principal amount of 8.375% pollution control revenue bonds.

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

Sources of Capital

In addition to the financing activities previously described herein, GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, GEORGIA expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1999. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, GEORGIA had at March 31, 1997, approximately $31.5 million of cash and cash equivalents and approximately $854.7 million of unused credit arrangements with banks (including $589.7 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At March 31, 1997, GEORGIA had outstanding $58.4 million of short-term notes payable to banks and $203.4 million of commercial paper. Since GEORGIA has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                                   Exhibit 1




                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of March 31, 1997, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of GEORGIA POWER COMPANY as of December 31, 1996 (not presented herein), and, in our report dated February 12, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/  Arthur Andersen LLP
Atlanta, Georgia
May 9, 1997

                               GULF POWER COMPANY

                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                                        1997            1996

OPERATING REVENUES:
Revenues                                                                            $   140,204     $   153,670
Revenues from affiliates                                                                  1,170           1,251
                                                                                    ------------    ------------
Total operating revenues                                                                141,374         154,921
                                                                                    ------------    ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                                                36,992          38,213
     Purchased power from non-affiliates                                                  1,096           1,676
     Purchased power from affiliates                                                      8,863          19,319
     Other                                                                               30,620          25,636
Maintenance                                                                               9,510          15,047
Depreciation and amortization                                                            14,446          14,085
Taxes other than income taxes                                                            12,775          13,466
Federal and state income taxes                                                            6,860           7,278
                                                                                    ------------    ------------
Total operating expenses                                                                121,162         134,720
                                                                                    ------------    ------------
OPERATING INCOME                                                                         20,212          20,201
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                           1               9
Interest income                                                                             329             349
Other, net                                                                                 (254)           (471)
Income taxes applicable to other income                                                     (77)              4
                                                                                    ------------    ------------
INCOME BEFORE INTEREST CHARGES                                                           20,211          20,092
                                                                                    ------------    ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                                5,797           6,148
Other interest charges                                                                      716             282
Interest on notes payable                                                                   283             504
Amortization of debt discount, premium, and expense, net                                    566             525
Allowance for debt funds used during construction                                            (3)            (48)
Distributions on preferred securities of subsidiary trust                                   517               -
                                                                                    ------------    ------------
Interest charges and other, net                                                           7,876           7,411
                                                                                    ------------    ------------
NET INCOME                                                                               12,335          12,681
DIVIDENDS ON PREFERRED STOCK                                                              1,595           1,423
                                                                                    ------------    ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                                   $    10,740     $    11,258
                                                                                    ============    ============


       The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                            1997             1996
OPERATING ACTIVITIES:
Net income                                                                              $    12,335      $    12,681
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                       17,857           18,255
         Deferred income taxes                                                                 (983)           2,268
         Allowance for equity funds used during construction                                     (1)              (9)
         Deferred costs of 1995 coal contract renegotiation                                   1,246            2,070
         Other, net                                                                             722              934
         Changes in certain current assets and liabilities--
            Receivables, net                                                                 11,985            6,351
            Inventories                                                                      (3,522)           3,377
            Payables                                                                         (3,413)         (10,690)
            Taxes accrued                                                                     6,333            2,562
            Current costs of 1995 coal contract renegotiation                                 4,121           (2,271)
            Other                                                                            (7,611)          (7,627)
                                                                                        ------------     ------------
Net cash provided from operating activities                                                  39,069           27,901
                                                                                        ------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                    (11,072)         (16,692)
Other                                                                                        (1,146)          (1,640)
                                                                                        ------------     ------------
Net cash used for investing activities                                                      (12,218)         (18,332)
                                                                                        ------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                    40,000                -
     First mortgage bonds                                                                         -           30,000
     Pollution control bonds                                                                      -           21,200
     Other long-term debt                                                                         -           22,147
Retirements--
     Preferred stock                                                                        (24,500)               -
     First mortgage bonds                                                                         -           (1,750)
     Other long-term debt                                                                    (5,456)               -
Notes payable, net                                                                           (7,500)         (45,000)
Special deposits - redemption funds                                                                          (21,291)
Payment of preferred stock dividends                                                         (2,058)          (1,423)
Payment of common stock dividends                                                           (22,900)         (12,300)
Miscellaneous                                                                                (1,519)            (939)
                                                                                        ------------     ------------
Net cash used for financing activities                                                      (23,933)          (9,356)
                                                                                        ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       2,918              213
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                807              680
                                                                                        ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     3,725      $       893
                                                                                        ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $     6,132      $     4,743
     Income taxes                                                                                 3               49



          The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                 At March 31,
                                                                                     1997              At December 31,
                                                                                  (Unaudited)              1996
                                                                                 --------------       ---------------
UTILITY PLANT:
Plant in service                                                                    $1,740,191           $1,734,510
Less accumulated provision for depreciation                                            706,404              694,245
                                                                                 --------------       --------------
                                                                                     1,033,787            1,040,265
Construction work in progress                                                           26,075               23,465
                                                                                 --------------       --------------
Total                                                                                1,059,862            1,063,730
                                                                                 --------------       --------------

OTHER PROPERTY AND INVESTMENTS:                                                            628                  652
                                                                                 --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                3,725                  807
Receivables--
     Customer accounts receivable                                                       56,321               67,727
     Other accounts and notes receivable                                                 2,380                3,098
     Affiliated companies                                                                1,999                1,821
     Accumulated provision for uncollectible accounts                                     (828)                (789)
Fossil fuel stock, at average cost                                                      31,972               28,352
Materials and supplies, at average cost                                                 30,154               30,252
Current portion of deferred coal contract costs                                         12,204               16,389
Regulatory clauses under recovery                                                        3,881                4,144
Prepaid income taxes                                                                         -                  353
Other prepayments                                                                       10,064                8,833
Vacation pay deferred                                                                    4,055                4,055
                                                                                 --------------       --------------
Total                                                                                  155,927              165,042
                                                                                 --------------       --------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                                27,974               28,313
Debt expense and loss, being amortized                                                  23,157               23,308
Deferred coal contract costs                                                             9,511               13,126
Deferred storm charges                                                                   2,400                3,275
Miscellaneous                                                                           11,709               10,920
                                                                                 --------------       --------------
Total                                                                                   74,751               78,942
                                                                                 --------------       --------------

TOTAL ASSETS                                                                        $1,291,168           $1,308,366
                                                                                 ==============       ==============




         The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                 At March 31,
                                                                                     1997              At December 31,
                                                                                  (Unaudited)              1996
                                                                                 --------------       ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized and outstanding--992,717 shares                                    $    38,060          $    38,060
Paid-in capital                                                                        218,438              218,438
Premium on preferred stock                                                                  44                   81
Retained earnings                                                                      177,056              179,179
                                                                                 --------------       --------------
                                                                                       433,598              435,758
Preferred stock                                                                         65,102               65,102
Company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding Company Junior Subordinated Notes (Note I)                40,000                    -
Long-term debt                                                                         325,022              331,880
                                                                                 --------------       --------------
Total                                                                                  863,722              832,740
                                                                                 --------------       --------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                          -               24,500
Long-term debt due within one year                                                      41,271               40,972
Notes payable                                                                           17,500               25,000
Accounts payable--
     Affiliated companies                                                                7,999               10,274
     Other                                                                              20,778               22,496
Customer deposits                                                                       13,669               13,464
Taxes accrued--
     Federal and state income                                                            8,333                    -
     Other                                                                               6,757                8,342
Interest accrued                                                                         7,764                7,629
Regulatory clauses over recovery                                                         3,004                5,884
Vacation pay accrued                                                                     4,055                4,055
Dividends declared                                                                         989               11,453
Miscellaneous                                                                            1,502                5,668
                                                                                 --------------       --------------
Total                                                                                  133,621              179,737
                                                                                 --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                      163,306              163,857
Deferred credits related to income taxes                                                62,814               64,354
Accumulated deferred investment tax credits                                             33,208               33,760
Accumulated provision for postretirement benefits                                       18,832               18,339
Miscellaneous                                                                           15,665               15,579
                                                                                 --------------       --------------
Total                                                                                  293,825              295,889
                                                                                 --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                               $ 1,291,168           $1,308,366
                                                                                 ==============       ==============



          The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1997 vs. FIRST QUARTER 1996


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the first quarter of 1997 was $10.7 million, compared to $11.3 million for the corresponding period of 1996. Earnings decreased by 4.6% primarily due to lower revenues as a result of milder temperatures.

     Significant income statement items appropriate for discussion include the following:


                                                        Increase (Decrease)
                                                   (in thousands)         %
Revenues.........................................     $(13,466)          (8.8)
Purchased power from affiliates..................      (10,456)         (54.1)
Other operation expense..........................        4,984           19.4
Maintenance expense..............................       (5,537)         (36.8)

     Revenues. Excluding fuel and other revenues which represent the pass-through of fuel expense and certain other expenses and do not affect net income, revenues for the first quarter decreased $6.1 million, compared to the corresponding period of 1996. The decrease in revenues for the current period was influenced most heavily by a 5.4% decrease in retail kilowatt-hour sales compared to the same period of 1996. This change in retail energy sales is primarily due to lower residential sales as a result of milder weather during the current quarter as compared to the previous year offset somewhat by an increase in the number of customers served. Industrial revenues were down for the current quarter compared to a year ago, primarily due to increased participation in the Real-Time-Pricing program. See Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K for information on initiatives to remain competitive and to meet conservation goals set by the Florida PSC.

     Purchased power from affiliates. Purchased power from affiliates for the first quarter compared to the corresponding period of 1996 was lower due to maintenance outages at Plant Crist and Plant Daniel during the first half of 1996. Purchased power transactions among the affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Other operation expense. Other operation expense increased primarily due to an increase in amortization costs related to the buyout and renegotiation of a coal supply contract and costs associated with work force reduction programs. For additional information regarding work force reduction programs, see Note (H) in the "Notes to the Condensed Financial Statements" herein.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Maintenance expense. The decrease in maintenance expense for the current quarter is primarily due to the scheduled maintenance on production facilities which occurred in the first quarter of 1996 at Plant Crist and Plant Daniel.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a potentially less regulated, more competitive environment.

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

     Reference is made to Notes (B) and (G) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first three months of 1997 included the addition of approximately $11.1 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

Financing Activities

On January 31, 1997, Gulf Power Capital Trust I, a statutory business trust established for the purpose of holding GULF's junior subordinated notes and issuing trust preferred securities and common securities, sold $40 million of its 7.625% trust preferred securities which are guaranteed by GULF. For additional information, see Note (I) in the "Notes to the Condensed Financial Statements" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Sources of Capital" of GULF in the Form 10-K. A portion of these proceeds was used to redeem $5 million of 7.88% cumulative preferred stock, $5 million of 7.52% cumulative preferred stock and $14.5 million of 7.00% cumulative preferred stock.

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

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, GULF expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1999. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at March 31, 1997, approximately $3.7 million of cash and cash equivalents and $66.8 million of unused committed lines of credit with banks (including $20.3 million liquidity support for variable rate pollution control bonds). At March 31, 1997, GULF had outstanding $17.5 million of short-term notes payable to banks. Since GULF has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY

                           MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                             For the Three Months
                                                                                             Ended March 31,
                                                                                              1997           1996

OPERATING REVENUES:
Revenues                                                                                 $    117,789    $   124,960
Revenues from affiliates                                                                         (886)         1,994
                                                                                         -------------   ------------
Total operating revenues                                                                      116,903        126,954
                                                                                         -------------   ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                                                      29,541         29,900
     Purchased power from non-affiliates                                                          484          1,693
     Purchased power from affiliates                                                           10,515         12,998
     Other                                                                                     20,824         24,758
Maintenance                                                                                     9,612         10,296
Depreciation and amortization                                                                  11,194         11,373
Taxes other than income taxes                                                                  10,897         10,723
Federal and state income taxes                                                                  6,704          7,139
                                                                                         -------------   ------------
Total operating expenses                                                                       99,771        108,880
                                                                                         -------------   ------------
OPERATING INCOME                                                                               17,132         18,074
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                                 4             95
Interest income                                                                                   141             56
Other, net                                                                                        654          1,430
Income taxes applicable to other income                                                          (329)          (552)
                                                                                         -------------   ------------
INCOME BEFORE INTEREST CHARGES                                                                 17,602         19,103
                                                                                         -------------   ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                                      4,895          5,493
Allowance for debt funds used during construction                                                  (8)          (104)
Interest on notes payable                                                                          47            230
Amortization of debt discount, premium, and expense, net                                          387            373
Other interest charges                                                                            139            191
Distributions on preferred securities of subsidiary trust                                         272              -
                                                                                         -------------   ------------
Interest charges and other, net                                                                 5,732          6,183
                                                                                         -------------   ------------
NET INCOME                                                                                     11,870         12,920
DIVIDENDS ON PREFERRED STOCK                                                                    1,225          1,225
                                                                                         -------------   ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                                        $     10,645    $    11,695
                                                                                         =============   ============




      The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                           MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                           For the Three Months
                                                                                             Ended March 31,___
                                                                                            1997             1996
OPERATING ACTIVITIES:
Net income                                                                              $    11,870      $    12,920
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                       12,263           13,422
         Deferred income taxes                                                                  884           (2,012)
         Allowance for equity funds used during construction                                     (4)             (95)
         Other, net                                                                          (1,821)          (1,454)
         Changes in certain current assets and liabilities--
            Receivables, net                                                                 10,073            1,945
            Inventories                                                                      (2,300)           2,922
            Payables                                                                        (12,277)         (10,679)
            Taxes accrued                                                                   (16,094)         (12,238)
            Other                                                                            (1,662)            (781)
                                                                                        ------------     ------------
Net cash provided from operating activities                                                     932            3,950
                                                                                        ------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                    (11,437)         (12,165)
Other                                                                                        (2,286)          (1,476)
                                                                                        ------------     ------------
Net cash used for investing activities                                                      (13,723)         (13,641)
                                                                                        ------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Capital contribution                                                                         -               27
     Preferred securities                                                                    35,000                -
Retirements--
     Other long-term debt                                                                         -          (20,000)
Notes payable, net                                                                                -           31,000
Payment of preferred stock dividends                                                         (1,225)          (1,225)
Payment of common stock dividends                                                           (11,300)         (10,600)
                                                                                        ------------     ------------
Net cash provided from (used for) financing activities                                       22,475             (798)
                                                                                        ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       9,684          (10,489)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              7,058           12,641
                                                                                        ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    16,742      $     2,152
                                                                                        ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $     4,833      $     4,568
     Income taxes                                                                               390                1




       The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                           MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                  At March 31,
                                                                                      1997               At December 31,
                                                                                   (Unaudited)              1996
                                                                                  --------------       ----------------
UTILITY PLANT:
Plant in service, at original cost                                                $   1,489,018        $   1,483,875
Less accumulated provision for depreciation                                             537,589              526,776
                                                                                  --------------       --------------
                                                                                        951,429              957,099
Construction work in progress                                                            40,819               35,100
                                                                                  --------------       --------------
Total                                                                                   992,248              992,199
                                                                                  --------------       --------------

OTHER PROPERTY AND INVESTMENTS:                                                           3,035                3,054
                                                                                  --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                16,742                7,058
Receivables--
     Customer accounts receivable                                                        21,607               26,364
     Regulatory clauses under recovery                                                    8,028                7,300
     Other accounts and notes receivable                                                  5,775                7,468
     Affiliated companies                                                                 1,843                6,329
     Accumulated provision for uncollectible accounts                                      (704)                (839)
Fossil fuel stock, at average cost                                                       14,367               12,168
Materials and supplies, at average cost                                                  21,184               21,083
Current portion of accumulated deferred income taxes                                      3,863                7,227
Prepayments                                                                               6,746                4,744
Vacation pay deferred                                                                     4,806                4,806
                                                                                  --------------       --------------
Total                                                                                   104,257              103,708
                                                                                  --------------       --------------

DEFERRED CHARGES:
Debt expense and loss, being amortized                                                   11,910               12,220
Deferred charges related to income taxes                                                 22,540               22,274
Long-term notes receivable                                                                3,404                3,737
Miscellaneous                                                                             7,837                5,135
                                                                                  --------------       --------------
Total                                                                                    45,691               43,366
                                                                                  --------------       --------------

TOTAL ASSETS                                                                      $   1,145,231        $   1,142,327
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


                           MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                  At March 31,
                                                                                      1997               At December 31,
                                                                                   (Unaudited)              1996
                                                                                  --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 1,130,000 shares; outstanding 1,121,000 shares                    $      37,691        $      37,691
Paid-in capital                                                                         179,389              179,389
Premium on preferred stock                                                                  372                  372
Retained earnings                                                                       165,527              166,282
                                                                                  --------------       --------------
                                                                                        382,979              383,734
Preferred stock                                                                          74,414               74,414
Company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding Company Junior Subordinated Notes (Note I)                 35,000                    -
Long-term debt                                                                          291,455              326,379
                                                                                  --------------       --------------
Total                                                                                   783,848              784,527
                                                                                  --------------       --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                       35,010                   10

Accounts payable--
     Affiliated companies                                                                 5,285                4,136
     Regulatory clauses over recovery                                                    11,279                8,788
     Other                                                                               21,262               38,720
Customer deposits                                                                         3,288                3,154
Taxes accrued--
     Federal and state income                                                             5,726                    -
     Other                                                                               10,625               32,445
Interest accrued                                                                          4,588                4,384
Miscellaneous                                                                            13,918               13,942
                                                                                  --------------       --------------
Total                                                                                   110,981              105,579
                                                                                  --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       131,491              133,437
Accumulated deferred investment tax credits                                              28,032               28,333
Deferred credits related to income taxes                                                 40,300               40,568
Postretirement benefits                                                                  22,141               21,850
Accumulated provision for property damage                                                13,330               12,955
Miscellaneous                                                                            15,108               15,078
                                                                                  --------------       --------------
Total                                                                                   250,402              252,221
                                                                                  --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                              $   1,145,231        $   1,142,327
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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1997 vs. FIRST QUARTER 1996


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the first quarter of 1997 was $10.6 million compared to $11.7 million for the corresponding period of 1996. The 9.0% decrease in earnings was primarily due to a decrease in revenues.

     Significant income statement items appropriate for discussion include the following:


                                                                  Increase (Decrease)
                                                      (in thousands)       %
Revenues...........................................      $(7,171)         (5.7)
Revenues from affiliates...........................       (2,880)       (144.4)
Purchased power from affiliates....................       (2,483)        (19.1)
Other operation expense............................       (3,934)        (15.9)
Maintenance expense................................         (684)         (6.6)
Interest on long-term debt.........................         (598)        (10.9)

     Revenues. The decrease in revenues for the current quarter as compared to the corresponding period of 1996 was influenced by a 1.3% decrease in the amount of retail energy sold. For the current quarter, residential energy sales decreased 7.1% while commercial and industrial energy sales increased by 1.2% and 0.5%, respectively, as compared to the same period of 1996. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, decreased $3.6 million primarily due to milder weather experienced during the current quarter as compared to 1996, offset somewhat by a slight increase in the number of customers. For the current quarter, sales to territorial wholesale customers were lower than in 1996. First quarter revenues from territorial wholesale customers, excluding fuel revenues which do not affect income, decreased $1.6 million compared to the same period of 1996, with a decrease in energy sales of 3.5%.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. In addition, the first quarter of 1997 reflects an adjustment in affiliated billings. These transactions do not have a significant impact on earnings.

     Other operation expense. The decrease in other operation expense for the current quarter as compared to the corresponding quarter of 1996 is primarily due to lower administrative and general expenses.

     Maintenance expense. The decrease in maintenance expense for the current quarter is primarily attributable to scheduled maintenance performed at Plant Daniel during the first quarter of 1996.

     Interest on long-term debt. The decline in interest on long-term debt reflects the redemption and refinancing of long-term debt.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment. Operating revenues will be affected by any changes in rates under the PEP and ECO plans. The PEP has proven to be a stabilizing force on electric rates, with only moderate changes in rates taking place. MISSISSIPPI's 1997 annual filing under the ECO Plan with the Mississippi PSC resulted in an approved annual revenue requirement increase of $0.9 million, effective April 1997.

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

     Reference is made to Notes (B), (G) and (H) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to
Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first three months of 1997 included the addition of approximately $11.4 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations and an increase in short-term debt. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

On February 26, 1997, Mississippi Power Capital Trust I, a statutory business trust established for the purpose of holding MISSISSIPPI's junior subordinated notes and issuing trust preferred securities and common securities, sold $35 million of its 7.75% trust originated preferred securities which are guaranteed by MISSISSIPPI. For additional information, see Note (I) in the "Notes to the Condensed Financial Statements" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Sources of Capital" of MISSISSIPPI in the Form 10-K.

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

Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, MISSISSIPPI expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1999. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at March 31, 1997, approximately $16.7 million of cash and cash equivalents and approximately $76.3 million of unused committed credit arrangements with banks (including $10.8 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At March 31, 1997, MISSISSIPPI had no short-term borrowings outstanding. Since MISSISSIPPI has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                      SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                                1997          1996

OPERATING REVENUES:
Revenues                                                                                     $  42,887     $  49,367
Revenues from affiliates                                                                            58         1,208
                                                                                             ----------    ----------
Total operating revenues                                                                        42,945        50,575
                                                                                             ----------    ----------

OPERATING EXPENSES:
Operation--
     Fuel                                                                                        3,517         3,949
     Purchased power from non-affiliates                                                           405           550
     Purchased power from affiliates                                                             9,282        15,850
     Other                                                                                      10,674        10,283
Maintenance                                                                                      3,042         3,130
Depreciation and amortization                                                                    4,992         4,902
Taxes other than income taxes                                                                    2,841         3,020
Federal and state income taxes                                                                   2,075         2,329
                                                                                             ----------    ----------
Total operating expenses                                                                        36,828        44,013
                                                                                             ----------    ----------
OPERATING INCOME                                                                                 6,117         6,562
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                                145            83
Interest income                                                                                      2             2
Other, net                                                                                        (184)         (316)
Income taxes applicable to other income                                                             70           117
                                                                                             ----------    ----------
INCOME BEFORE INTEREST CHARGES                                                                   6,150         6,448
                                                                                             ----------    ----------
INTEREST CHARGES:
Interest on long-term debt                                                                       2,771         2,914
Allowance for debt funds used during construction                                                  (80)          (82)
Interest on notes payable                                                                           60           102
Amortization of debt discount, premium, and expense, net                                           181           104
Other interest charges                                                                              92            89
                                                                                             ----------    ----------
Net interest charges                                                                             3,024         3,127
                                                                                             ----------    ----------
NET INCOME                                                                                       3,126         3,321
DIVIDENDS ON PREFERRED STOCK                                                                       581           581
                                                                                             ----------    ----------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                                            $   2,545     $   2,740
                                                                                             ==========    ==========



       The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                      SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                              1997             1996
OPERATING ACTIVITIES:
Net income                                                                               $      3,126      $     3,321
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                          5,398            5,116
         Deferred income taxes and investment tax credits, net                                   (783)           1,038
         Allowance for equity funds used during construction                                     (145)             (83)
         Other, net                                                                               872              691
         Changes in certain current assets and liabilities--
            Receivables, net                                                                    7,382            3,623
            Inventories                                                                            14            1,535
            Payables                                                                           (5,111)            (297)
            Taxes accrued                                                                       1,293            2,457
            Other                                                                              (1,548)          (5,200)
                                                                                         -------------     ------------
Net cash provided from operating activities                                                    10,498           12,201
                                                                                         -------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                       (4,628)          (6,655)
Other                                                                                          (2,318)          (5,563)
                                                                                         -------------     ------------
Net cash used for investing activities                                                         (6,946)         (12,218)
                                                                                         -------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Other long-term debt                                                                           -            7,000
Retirements--
     First mortgage bonds                                                                           -           (1,200)
     Other long-term debt                                                                        (185)             (70)
Notes payable, net                                                                               (800)            (500)
Payment of preferred stock dividends                                                             (581)            (581)
Payment of common stock dividends                                                              (5,100)          (4,800)
Miscellaneous                                                                                      24                -
                                                                                         -------------     ------------
Net cash used for financing activities                                                         (6,642)            (151)
                                                                                         -------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (3,090)            (168)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                5,214              877
                                                                                         -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $      2,124      $       709
                                                                                         =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                $      3,657      $     4,982
     Income taxes                                                                                   -              104



         The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                           51



                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                   At March 31,
                                                                                      1997             At December 31,
                                                                                  (Unaudited)             1996
                                                                                  -------------       --------------
UTILITY PLANT:
Plant in service, at original cost                                                $    741,051         $  739,461
Less accumulated provision for depreciation                                            309,652            304,760
                                                                                  -------------       ------------
                                                                                       431,399            434,701
Construction work in progress                                                           16,409             13,463
                                                                                  -------------       ------------
Total                                                                                  447,808            448,164
                                                                                  -------------       ------------

OTHER PROPERTY AND INVESTMENTS:                                                          1,785              1,785
                                                                                  -------------       ------------

CURRENT ASSETS:
Cash and cash equivalents                                                                2,124              5,214
Special deposits                                                                         1,014              1,395
Receivables--
     Customer accounts receivable                                                       17,470             18,827
     Other accounts and notes receivable                                                   348                769
     Affiliated companies                                                                    -                844
     Accumulated provision for uncollectible accounts                                     (538)              (632)
     Fuel cost under recovery                                                            2,816              7,289
Fossil fuel stock, at average cost                                                       5,915              5,892
Materials and supplies, at average cost                                                  7,976              8,013
Prepayments                                                                              6,217              6,135
                                                                                  -------------       ------------
Total                                                                                   43,342             53,746
                                                                                  -------------       ------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                                19,025             19,167
Premium on reacquired debt, being amortized                                              6,979              7,142
Cash surrender value of life insurance for deferred compensation plans                  10,288             10,288
Miscellaneous                                                                            1,846              2,003
                                                                                  -------------       ------------
Total                                                                                   38,138             38,600
                                                                                  -------------       ------------

TOTAL ASSETS                                                                      $    531,073          $ 542,295
                                                                                  =============       ============



       The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.




                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                   At March 31,
                                                                                      1997             At December 31,
                                                                                  (Unaudited)             1996
                                                                                  -------------       --------------
Common stock equity--
Common stock (par value $5 per share)--
     authorized 16,000,000 shares; outstanding 10,844,635 shares                  $     54,223          $  54,223
Paid-in capital                                                                          8,688              8,688
Retained earnings                                                                      106,818            109,373
                                                                                  -------------       ------------
                                                                                       169,729            172,284
Preferred stock                                                                         35,000             35,000
Long-term debt                                                                         161,315            161,801
                                                                                  -------------       ------------
Total                                                                                  366,044            369,085
                                                                                  -------------       ------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                         980                637
Notes payable                                                                            4,200              5,000
Accounts payable--
     Affiliated companies                                                                5,447              6,374
     Other                                                                               3,893             10,201
Customer deposits                                                                        5,349              5,232
Taxes accrued--
     Federal and state income                                                              113                  -
     Other                                                                               2,195              1,015
Interest accrued                                                                         4,459              5,275
Vacation pay accrued                                                                     2,075              2,038
Miscellaneous                                                                            4,862              7,470
                                                                                  -------------       ------------
Total                                                                                   33,573             43,242
                                                                                  -------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       77,562             76,654
Accumulated deferred investment tax credits                                             13,105             13,271
Deferred credits related to income taxes                                                22,764             22,792
Deferred compensation plans                                                              8,875              8,602
Postretirement benefits                                                                  5,762              5,472
Miscellaneous                                                                            3,388              3,177
                                                                                  -------------       ------------
Total                                                                                  131,456            129,968
                                                                                  -------------       ------------

TOTAL CAPITALIZATION AND LIABILITIES                                              $    531,073          $ 542,295
                                                                                  =============       ============


        The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                       53

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1997 vs. FIRST QUARTER 1996


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the first quarter of 1997 was $2.5 million compared to $2.7 million for the corresponding period of 1996. The 7.1% decrease in earnings was primarily due to a decrease in revenues.

     Significant income statement items appropriate for discussion include the following:


                                                                Increase (Decrease)
                                                     (in thousands)       %
Revenues.......................................         $ (6,480)      (13.1)
Revenues from affiliates.......................           (1,150)      (95.2)
Purchased power from affiliates................           (6,568)      (41.4)

         Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues for the quarter decreased approximately $647 thousand, compared to the corresponding period of 1996. The decrease in revenues was due primarily to an 8.2% decrease in the amount of residential energy sold. Retail revenues, excluding fuel revenues, decreased approximately $650 thousand. This decrease in revenues was primarily a result of milder-than-normal weather during the current quarter offset somewhat by an increase in the number of customers served and an increase in energy requirements to the industrial sector.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. In addition, the first quarter of 1997 reflects an adjustment in affiliated billings. These transactions do not have a significant impact on earnings.

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

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Notes (B) and (Q) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first three months of 1997 included the addition of approximately $4.6 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

In April 1997, SAVANNAH sold, through a public authority, $13.87 million of variable rate pollution control revenue bonds due 2037. The proceeds will be applied to the redemption on May 5, 1997 of $13.87 million of 6 3/4% pollution control revenue bonds.

     SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. Currently, SAVANNAH expects to have adequate earnings coverage ratios for any anticipated security sales through at least 1999. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, SAVANNAH had at March 31, 1997, approximately $2.1 million of cash and cash equivalents and approximately $36.3 million of unused credit arrangements with banks. At March 31, 1997, SAVANNAH had $4.2 million of short-term notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant                                 Applicable Notes

                  SOUTHERN                                   A, B, C, D, E, F, G, H, I, J, K, L, M, N, O, P

                  ALABAMA                                    A, B, C, G, H, I, J, K

                  GEORGIA                                    A, B, C, G, H, I, L, M, N, O, P

                  GULF                                       A, B, G, H, I

                  MISSISSIPPI                                A, B, G, H, I

                  SAVANNAH                                   A, B, H, Q


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in each registrant's latest annual report on Form 10-K. Certain prior-period amounts have been reclassified to conform with current-period presentation.

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

(D) SOUTHERN engages in price risk management activities for trading and non-trading purposes. Reference is made to Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions that are employed to mitigate SOUTHERN's risk related to interest rate and foreign currency fluctuations. At March 31, 1997, the status of outstanding non-trading related derivative contracts was as follows:


                                          Maturity or           Notional        Unrealized
                 Type                     Termination            Amount         Gain (Loss)
                                                                           (in thousands)
        Interest rate swaps:               2002-2012              $778,401       $    8,647
                                           2001-2012        (pound)500,000       $   (2,809)
        Cross-currency swaps               2001-2007        (pound)455,399         $(27,201)
   (pound) - Denotes British pounds sterling.

       Outstanding positions on trading activities were not material at March
31, 1997.

(E) On January 29, 1997, Southern Energy, a wholly-owned subsidiary of SOUTHERN, completed the acquisition of an 80% interest in CEPA for a total net investment of approximately $2.0 billion. (Reference is made to the Current Report on Form 8-K of SOUTHERN dated October 9, 1996 for a more detailed description of the acquisition.)

         The acquisition of CEPA was accounted for as a purchase with the $1.5 billion excess of the acquisition cost over the preliminary estimate of the fair value of CEPA's net assets being assigned to goodwill. The allocation of the purchase price is preliminary and may be revised at a later date. Goodwill will be amortized on a straight-line basis over 40 years. Results of operations of CEPA are included in the condensed consolidated financial statements subsequent to January 29, 1997.

         The following unaudited pro forma combined results of operations for the three months ended March 31, 1997 and 1996 have been prepared assuming the acquisition of CEPA had occurred at the beginning of each period. The pro forma results assume acquisition financing of $764 million of short-term borrowings, $792 million of long-term notes and $400 million of capital securities and SOUTHERN's assumed effective composite interest rate on these obligations for each period presented was 6.70%. Eventually, the existing borrowing may be replaced by some other combination of long-term debt and equity. The pro forma results are provided for information only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated dates, nor are they necessarily indicative of future results of operations of the combined companies. The pro forma results for the three months ended March 31, 1996, include no revenues from CEPA's ownership interest in 2,715 megawatts of capacity that began commercial operation in mid-1996.

                                                        As Reported and Pro Forma Information (Unaudited)
                                                          (Stated in Thousands of Dollars, except per share)

                                                                  For the Three Months Ended March 31,
                                                                1997                                1996
                                                     As Reported       Pro Forma        As Reported       Pro Forma
      Operating revenues                                $2,584,414      $2,605,071         $2,429,355      $2,438,696
      Consolidated Net Income                              187,013         184,338            232,875         215,848
      Earnings Per Share of Common Stock                     $0.28           $0.27              $0.35           $0.32

(F) SOUTHERN's principal business segment -- or its traditional core business -- is the five electric utility operating companies, which provide electric service in four southeastern states. The other reportable business segment is Southern Energy, which owns and operates power production and delivery facilities in the United States and various international markets. Financial data for business segments and geographic areas are as follows:

         Business Segments                                           Operating           Operating                 Total
                                                                     Revenues             Income                  Assets
                                                                                         (in thousands)
                                                                       For the Three Months Ended                   At
                                                                                March 31, 1997               March 31, 1997
                                                                       ------------------------              --------------
         Traditional core business                                 $1,919,282               $334,429             $24,521,029
         Southern Energy                                              665,132                 61,723               9,479,053
                                                                   ----------               --------             -----------
              Consolidated                                         $2,584,414               $396,152             $34,000,082
                                                                   ==========               ========             ===========

                                                                       For the Three Months Ended                   At
                                                                                March 31, 1996             December 31, 1996
                                                                       ------------------------            -----------------

         Traditional core business                                 $2,000,552               $374,052             $25,367,558
         Southern Energy                                              428,803                 34,010               4,924,244
                                                                   ----------               --------             -----------
              Consolidated                                         $2,429,355               $408,062             $30,291,802
                                                                   ==========               ========             ===========


         Geographic Areas                                            Operating           Operating                 Total
                                                                     Revenues             Income                  Assets
                                                                                         (in thousands)
                                                                       For the Three Months Ended                   At
                                                                                March 31, 1997               March 31, 1997
                                                                       ------------------------              --------------

         Domestic                                                  $2,098,475               $337,534             $25,088,069
         International:
                  Europe                                              387,357                 38,479               2,833,613
                  Asia                                                 43,129                 18,330               4,066,223
                  Other                                                55,453                  1,809               2,012,177
                                                                   ----------               --------             -----------
                    Total                                          $2,584,414               $396,152             $34,000,082
                                                                   ==========               ========             ===========

                                                                       For the Three Months Ended                   At
                                                                                March 31, 1996             December 31, 1996
                                                                       ------------------------            -----------------
         Domestic                                                  $2,021,734               $381,590             $25,868,253
         International:
                  Europe                                              354,908                 24,849               2,965,578
                  Asia                                                      -                      -                       -
                  Other                                                52,713                  1,623               1,457,971
                                                                   ----------               --------             -----------
                    Total                                          $2,429,355               $408,062             $30,291,802
                                                                   ==========               ========             ===========



(G) Reference is made to Note 3 to each of the registrant's, except SAVANNAH's, financial statements in Item 8 of the Form 10-K for a discussion of the proceedings initiated by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts.

(H) Certain of the registrants and other SOUTHERN subsidiaries have instituted work force reduction programs. The expenses recognized under these programs and the unamortized balance of expenses deferred under regulatory orders were as follows: (in thousands)

                           Three Months Ended             Unamortized Balance
                                  March 31,                at March 31, 1997
                           -----------------------         -----------------
                           1997              1996
                           ----              ----

      ALABAMA            $   8,598         $ 4,365                 $39,786
      GEORGIA                  604          18,500                       -
      GULF                   1,151             959                       -
      MISSISSIPPI               53             250                   1,991
      SAVANNAH                  15               5                       -
      Other                    (76)            183                       -
                         ----------        -------            ------------
      SOUTHERN
         system            $10,345         $24,262                 $41,777
                           =======         =======                 =======

(I) During the first quarter of 1997, statutory business trusts formed by ALABAMA, GEORGIA, GULF, MISSISSIPPI, Southern Investments UK plc ("SIUK") and Southern Company Capital Funding, Inc. ("Southern Capital"), of which the respective companies own all the common securities, issued mandatorily redeemable preferred or capital securities as follows (in thousands):

                                                                                                     Maturity Date
                                           Date of Issue       Amount        Rate        Notes          of Notes

           ALABAMA                              1/16/97        $200,000      7.60%       $206,000       12/31/2036
           GEORGIA                              1/16/97         175,000      7.60         180,000       12/31/2036
           GULF                                 1/31/97          40,000      7.625         41,000       12/31/2036
           MISSISSIPPI                          2/26/97          35,000      7.75          36,000        2/15/2037
           SIUK                                 1/29/97          82,000      8.23          85,000         2/1/2027
           Southern Capital                      2/4/97         325,000      8.19         335,000         2/1/2037
           Southern Capital                      2/4/97          75,000      8.14          77,000        2/15/2027

      Substantially all the assets of each trust are junior subordinated notes issued by the related company in the respective approximate principal amounts set forth above. The notes of Southern Capital are guaranteed by SOUTHERN. ALABAMA, GEORGIA, GULF, MISSISSIPPI, SIUK and SOUTHERN each considers that the mechanisms and obligations relating to the preferred or capital securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the respective trusts' payment obligations with respect to the preferred or capital securities. Reference is also made to Note 9 to the financial statements of ALABAMA and GEORGIA in the Form 10-K.

(J) In June 1995, the Alabama PSC issued a rate order granting ALABAMA's request for gradual adjustments to move toward parity among customer classes. This order also calls for a moratorium on any periodic retail rate increases (but not decreases) until July 2001. In December 1995, the Alabama PSC issued an order authorizing ALABAMA to reduce balance sheet items--such as plant and deferred charges--at any time ALABAMA's actual base rate revenues exceed the budgeted revenues. Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for additional information. In April 1997, the Alabama PSC issued an additional order authorizing ALABAMA to reduce balance sheet asset items. This order authorizes the reduction of such items up to an amount equal to 5 times the total estimated annual revenue reduction resulting from future rate reductions.

(K) In 1996, legal actions against ALABAMA were filed in several counties in Alabama charging ALABAMA with fraud and non-compliance with regulatory statutes relating to the offer, sale and financing of "extended service contracts" in connection with the sale of electric appliances. See Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for additional information.

(L) In February 1996, the Georgia PSC approved a three-year accounting order, effective January 1, 1996, which is currently under appeal. GEORGIA is continuing to recognize expenses in accordance with the accounting order while it is under appeal. Under the order, earnings in excess of a 12.5% retail return on common equity will be used to accelerate the amortization of regulatory assets or depreciation of electric plant. Accordingly, for earnings in excess of the 12.5% return, GEORGIA recorded a charge of $19.8 million for the three months ended March 31, 1997 (presented in the accompanying financial statements as depreciation expense and as an addition to the reserve for depreciation). For additional information, reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K.

(M) In 1987 and 1989, the Georgia PSC ordered that the allowed costs of Plant Vogtle, a two-unit nuclear facility of which GEORGIA owns 45.7%, be phased into rates. Pursuant to the orders, GEORGIA recorded a deferred return under phase-in plans until October 1991 when the allowed investment was fully reflected in rates. In 1991, the Georgia PSC levelized the remaining Plant Vogtle declining capacity buyback expenses over a six-year period. In addition, GEORGIA deferred certain Plant Vogtle operating expenses and financing costs under accounting orders issued by the Georgia PSC. These Georgia PSC orders provide for the recovery of deferred costs within 10 years. The unamortized balance of these deferred costs at March 31, 1997, was $133 million.

(N) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning the recovery by GEORGIA of its costs associated with the Rocky Mountain pumped storage hydroelectric plant.

(O) Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K for information relating to an agreement reached January 10, 1997, between GEORGIA and MEAG relating to a new power supply relationship. A power supply contract entered into between GEORGIA and MEAG has been filed with FERC and is presently awaiting its approval.

(P) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(Q) SAVANNAH is currently undergoing an earnings review by the Georgia PSC, and to date, the Georgia PSC has made no determination.

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

                 (3) ALABAMA, GEORGIA and MISSISSIPPI, et al. v. TVA (U.S. District Court for the Northern District of Alabama)

                        On April 10, 1997, ALABAMA, GEORGIA and MISSISSIPPI joined in the filing of an action seeking to enjoin TVA from violating a 1959 act which prohibits TVA from selling power outside the area that was being served by it in 1957. TVA is alleged to have entered into arrangements with entities to which it may lawfully sell power under the 1959 act which enable TVA to deliver power to organizations for use outside TVA's statutorily defined service territory. The plaintiffs contend such arrangements are in violation of the 1959 act.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)    Exhibits.

                        Exhibit 24    -   Powers of Attorney and resolutions.  (Designated in the Form 10-K for the year ended December 31, 1996, File Nos. 1-3526, 1-3164, 1-6468, 0-2429,
                                          0-6849 and 1-5072 as Exhibits 24(a), 24(b), 24(c), 24(d), 24(e) and 24(f),
                                          respectively, and incorporated herein by reference.)

                        Exhibits 27   -   Financial Data Schedules
                                          (a)    SOUTHERN
                                          (b)    ALABAMA
                                          (c)    GEORGIA
                                          (d)    GULF
                                          (e)    MISSISSIPPI
                                          (f)    SAVANNAH

                 (b)    Reports on Form 8-K.

                        ALABAMA and GEORGIA each filed a Current Report on Form 8-K dated January 9, 1997:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None


Item 6.          Exhibits and Reports on Form 8-K.

                 (b)    Reports on Form 8-K.  (Continued)

                        GULF filed a Current Report on Form 8-K dated January 27, 1997:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

                        SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and
                        SAVANNAH each filed a Current Report on Form 8-K dated
                        February 12, 1997:
                              Item reported:         Item 7
                              Financial statements filed: Each registrant's
                        audited financial statements for the year ended December
                        31, 1996.

                        MISSISSIPPI filed a Current Report on Form 8-K dated February 20, 1997:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None


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

          THE SOUTHERN COMPANY

     By   A. W. Dahlberg
          Chairman, President and Chief Executive Officer
          (Principal Executive Officer)

     By   W. L. Westbrook
          Financial Vice President, Chief Financial Officer and Treasurer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                                                               Date:  May 13, 1997

---------------------------------------------------------------------------------------------------------------------------------

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

          ALABAMA POWER COMPANY

     By   Elmer B. Harris
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   William B. Hutchins, III
          Executive Vice President and Chief Financial Officer
          (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                                                               Date:  May 13, 1997


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

          GEORGIA POWER COMPANY

     By   H. Allen Franklin
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Warren Y. Jobe
          Executive Vice President, Treasurer and Chief Financial Officer
          (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                                                               Date:  May 13, 1997

---------------------------------------------------------------------------------------------------------------------------------

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

          GULF POWER COMPANY

     By   Travis J. Bowden
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   A. E. Scarbrough
          Vice President - Finance
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                                                               Date:  May 13, 1997
                                       65


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

          MISSISSIPPI POWER COMPANY

     By   Dwight H. Evans
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Michael W. Southern
          Vice President, Secretary, Treasurer and Chief Financial Officer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                                                                                               Date:  May 13, 1997

---------------------------------------------------------------------------------------------------------------------------------

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

          SAVANNAH ELECTRIC AND POWER COMPANY

     By   Arthur M. Gignilliat, Jr.
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Kirby R. Willis
          Vice President, Treasurer and Chief Financial Officer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                                                                                               Date:  May 13, 1997

