Form 10-Q
period 1997-06-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1997-08-13
CIK 92122, 3153, 41091, 44545, 66904, 86940

===================================================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 1997
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____




      Commission                    Registrant, State of Incorporation,                   I.R.S. Employer
      File Number                   Address and Telephone Number                          Identification No.

         1-3526                     The Southern Company                                      58-0690070
                                    (A Delaware Corporation)
                                    270 Peachtree Street, N.W.
                                    Atlanta, Georgia 30303
                                    (770) 393-0650

         1-3164                     Alabama Power Company                                     63-0004250
                                    (An Alabama Corporation)
                                    600 North 18th Street
                                    Birmingham, Alabama 35291
                                    (205) 257-1000

         1-6468                     Georgia Power Company                                     58-0257110
                                    (A Georgia Corporation)
                                    333 Piedmont Avenue, N.E.
                                    Atlanta, Georgia 30308
                                    (404) 526-6526

         0-2429                     Gulf Power Company                                        59-0276810
                                    (A Maine Corporation)
                                    500 Bayfront Parkway
                                    Pensacola, Florida 32501
                                    (850) 444-6111

         0-6849                     Mississippi Power Company                                 64-0205820
                                    (A Mississippi Corporation)
                                    2992 West Beach
                                    Gulfport, Mississippi 39501
                                    (601) 864-1211

         1-5072                     Savannah Electric and Power Company                       58-0418070
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



                                                         Description of                             Shares Outstanding
Registrant                                               Common Stock                               at July 31, 1997

The Southern Company                                     Par Value $5 Per Share                         685,435,398
Alabama Power Company                                    Par Value $40 Per Share                          5,608,955
Georgia Power Company                                    No Par Value                                     7,761,500
Gulf Power Company                                       No Par Value                                       992,717
Mississippi Power Company                                Without Par Value                                1,121,000
Savannah Electric and Power Company                      Par Value $5 Per Share                          10,844,635


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


                                        INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                                    June 30, 1997
                                                                                                                              Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4

                                                   PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited) and
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            6
                Condensed Consolidated Statements of Cash Flows....................................................            7
                Condensed Consolidated Balance Sheets..............................................................            8
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           10
             Alabama Power Company
                Condensed Statements of Income.....................................................................           16
                Condensed Statements of Cash Flows.................................................................           17
                Condensed Balance Sheets...........................................................................           18
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           20
                Exhibit 1 - Report of Independent Public Accountants...............................................           24
             Georgia Power Company
                Condensed Statements of Income.....................................................................           26
                Condensed Statements of Cash Flows.................................................................           27
                Condensed Balance Sheets...........................................................................           28
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           30
                Exhibit 1 - Report of Independent Public Accountants...............................................           34
             Gulf Power Company
                Condensed Statements of Income.....................................................................           36
                Condensed Statements of Cash Flows.................................................................           37
                Condensed Balance Sheets...........................................................................           38
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           40
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           45
                Condensed Statements of Cash Flows.................................................................           46
                Condensed Balance Sheets...........................................................................           47
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           49
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           53
                Condensed Statements of Cash Flows.................................................................           54
                Condensed Balance Sheets...........................................................................           55
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           57
             Notes to the Condensed Financial Statements...........................................................           60
                                                    PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           68
Item 2.  Changes in Securities..................................................................................... Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders.......................................................           68
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           70
         Signatures ...............................................................................................           72


                                   DEFINITIONS


TERM                                             MEANING

affiliates..................................     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
ALABAMA.....................................     Alabama Power Company
CEPA........................................     Consolidated Electric Power Asia
Clean Air Act...............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act .................................     Energy Policy Act of 1992
EWG.........................................     Exempt wholesale generator
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 1996
FUCO........................................     Foreign utility company
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
MEAG........................................     Municipal Electric Authority of Georgia
MISSISSIPPI.................................     Mississippi Power Company
OPC.........................................     Oglethorpe Power Corporation
operating affiliates........................     see affiliates
operating companies.........................     see affiliates
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
SAVANNAH....................................     Savannah Electric and Power Company
SEC.........................................     Securities and Exchange Commission
SOUTHERN....................................     The Southern Company
Southern Energy.............................     Southern Energy, Inc. (formerly Southern Electric International, Inc.), including SOUTHERN subsidiaries managed or controlled by Southern
                                                 Energy
SWEB........................................     South Western Electricity plc (United Kingdom)
TVA.........................................     Tennessee Valley Authority

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                      For the Three Months                For the Six Months
                                                                           Ended June 30,                   Ended June 30,
                                                                      1997             1996              1997             1996
                                                                      ----             ----              ----             ----

OPERATING REVENUES                                               $   2,717,195    $   2,563,507     $   5,301,609    $   4,992,862
                                                                 --------------   --------------    --------------   --------------
OPERATING EXPENSES:
Operation--
     Fuel                                                              517,251          555,321         1,003,006        1,058,031
     Purchased power                                                   483,176          238,954           941,417          510,451
     Other (Note H)                                                    458,188          475,682           883,535          926,743
Maintenance                                                            211,553          197,340           402,845          383,717
Depreciation and amortization                                          286,907          249,217           579,031          495,836
Amortization of deferred Plant Vogtle costs (Note M)                    37,584           33,234            75,211           66,993
Taxes other than income taxes                                          139,273          153,541           290,967          322,208
Income taxes                                                           153,706          210,320           299,888          370,923
                                                                 --------------   --------------    --------------   --------------
Total operating expenses                                             2,287,638        2,113,609         4,475,900        4,134,902
                                                                 --------------   --------------    --------------   --------------
OPERATING INCOME                                                       429,557          449,898           825,709          857,960
OTHER INCOME:
Allowance for equity funds used during construction                        832              184             1,623            1,044
Interest income                                                         20,139           12,079            48,223           27,807
Other, net                                                              18,389            7,155            32,599           29,501
Income taxes applicable to other income                                  8,609           25,105            13,048           21,945
                                                                 --------------   --------------    --------------   --------------
INCOME BEFORE INTEREST CHARGES                                         477,526          494,421           921,202          938,257
                                                                 --------------   --------------    --------------   --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                             165,145          123,578           317,345          263,346
Allowance for debt funds used during construction                       (3,988)          (5,478)           (8,584)         (10,789)
Interest on notes payable                                               26,109           42,260            55,428           64,807
Amortization of debt discount, premium and expense, net                  8,835            7,965            16,355           20,940
Other interest charges                                                  10,745           11,708            28,868           28,152
Minority interest in subsidiaries                                       12,823            1,382            28,342              826
Distributions on capital and preferred
     securities of subsidiary companies                                 28,870            4,039            50,393            7,640
Preferred dividends of subsidiary companies                             14,192           21,707            31,247           43,200
                                                                 --------------   --------------    --------------   --------------
Interest charges and other, net                                        262,731          207,161           519,394          418,122
                                                                 --------------   --------------    --------------   --------------

CONSOLIDATED NET INCOME                                          $     214,795    $     287,260     $     401,808    $     520,135
                                                                 ==============   ==============    ==============   ==============


AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING (Thousands)                              682,786          671,757           680,806          670,931

EARNINGS PER SHARE OF COMMON STOCK                                       $0.31            $0.43             $0.59            $0.78

CASH DIVIDENDS PAID PER SHARE
     OF COMMON STOCK                                                    $0.325           $0.315             $0.65            $0.63





              The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.




                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)
                                                                                              For the Six Months
                                                                                                Ended June 30,
                                                                                            1997                 1996
OPERATING ACTIVITIES:
Consolidated net income                                                            $        401,808     $        520,135
Adjustments to reconcile net income to net cash provided by
     operating activities--
         Depreciation and amortization                                                      683,854              608,643
         Deferred income taxes and investment tax credits                                    (3,336)               9,265
         Allowance for equity funds used during construction                                 (1,623)              (1,044)
         Amortization of deferred Plant Vogtle costs (Note M)                                75,211               66,993
         Gain on asset sales                                                                (15,879)             (24,965)
         Other, net                                                                          19,988               45,328
         Changes in certain current assets and liabilities--
            Receivables, net                                                                (87,114)             (66,659)
            Fossil fuel stock                                                               (57,751)               9,564
            Materials and supplies                                                           14,766               16,630
            Prepayments                                                                     (66,438)             (48,522)
            Payables                                                                         (4,102)            (102,684)
            Customer deposits                                                                 2,398              (84,412)
            Taxes Accrued                                                                    79,212               (8,627)
            Other                                                                           111,225              (45,480)
                                                                                    ----------------     ----------------
Net cash provided from operating activities                                               1,152,219              894,165
                                                                                    ----------------     ----------------
INVESTING ACTIVITIES:
Gross property additions                                                                   (789,528)            (642,501)
Southern Energy business acquisitions                                                    (1,854,064)                   -
Sales of property                                                                            15,392               20,895
Other                                                                                       (28,128)            (102,653)
                                                                                    ----------------     ----------------
Net cash used for investing activities                                                   (2,656,328)            (724,259)
                                                                                    ----------------     ----------------
FINANCING ACTIVITIES:
Proceeds--
     Common stock                                                                           167,945               95,826
     Capital and preferred securities                                                     1,321,250               97,000
     First mortgage bonds                                                                         -               60,000
     Pollution control obligations                                                          103,870               84,620
     Other long-term debt                                                                 1,009,865              644,148
Retirements--
     Preferred stock                                                                       (269,683)                   -
     First mortgage bonds                                                                   (83,574)            (284,574)
     Pollution control obligations                                                          (13,870)             (40,115)
     Other long-term debt                                                                  (314,403)          (1,422,917)
Special deposits-redemption funds                                                          (134,307)             (51,345)
Notes payable, net                                                                          155,064              920,124
Payment of common stock dividends                                                          (441,738)            (422,353)
Miscellaneous                                                                               (58,347)              (3,155)
                                                                                    ----------------     ----------------
Net cash provided from (used for) financing activities                                    1,442,072             (322,741)
                                                                                    ----------------     ----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     (62,037)            (152,835)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            444,832              772,340
                                                                                    ----------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $       382,795      $       619,505
                                                                                    ================     ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                  $373,619             $344,035
     Income taxes                                                                          $270,350             $303,355
Southern Energy business acquisitions--
     Fair value of assets acquired                                                       $3,650,064                    -
     Less cash paid for common stock                                                      1,854,064                    -
                                                                                      --------------       --------------
         Liabilities assumed                                                             $1,796,000                    -
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

                                                            7



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                                       ASSETS

                                                                                 At June 30,
                                                                                    1997               At December 31,
                                                                                 (Unaudited)               1996
                                                                               ----------------       -----------------
UTILITY PLANT:
Plant in service                                                               $    33,562,405        $   33,260,914
Less accumulated provision for depreciation                                         11,420,098            10,921,242
                                                                               ----------------       ---------------
                                                                                    22,142,307            22,339,672
Nuclear fuel, at amortized cost                                                        226,631               245,702
Construction work in progress                                                          824,315               683,924
                                                                               ----------------       ---------------
Total                                                                               23,193,253            23,269,298
                                                                               ----------------       ---------------

OTHER PROPERTY AND INVESTMENTS:
Goodwill, being amortized                                                            1,756,976               318,142
Leasehold interests                                                                  1,799,545               415,600
Equity investments in subsidiaries                                                     833,889               227,097
Nuclear decommissioning trusts, at market                                              331,612               278,938
Miscellaneous                                                                          279,408               261,175
                                                                               ----------------       ---------------
Total                                                                                5,001,430             1,500,952
                                                                               ----------------       ---------------

CURRENT ASSETS:
Cash and cash equivalents                                                              382,795               444,832
Special deposits                                                                       236,994                61,868
Receivables, less accumulated provisions for uncollectible accounts
          of $34,751 at June 30, 1997 and $31,587 at December 31, 1996               2,008,799             1,440,678
Fossil fuel stock, at average cost                                                     328,699               269,940
Materials and supplies, at average cost                                                498,216               509,409
Prepayments                                                                            316,796               252,977
Vacation pay deferred                                                                   75,545                77,195
                                                                               ----------------       ---------------
Total                                                                                3,847,844             3,056,899
                                                                               ----------------       ---------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                             1,268,860             1,302,342
Deferred Plant Vogtle costs (Note M)                                                    95,778               170,988
Debt expense, being amortized                                                          102,274                78,042
Premium on reacquired debt, being amortized                                            279,257               289,019
Miscellaneous                                                                          623,683               624,262
                                                                               ----------------       ---------------
Total                                                                                2,369,852             2,464,653
                                                                               ----------------       ---------------

TOTAL ASSETS                                                                   $    34,412,379        $   30,291,802
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

                                                          8


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                        CAPITALIZATION AND LIABILITIES

                                                                           At June 30,
                                                                              1997                At December 31,
                                                                           (Unaudited)                1996
                                                                         ----------------       ------------------
CAPITALIZATION:
Common stock, par value $5 per share-
     Authorized -- 1 billion shares
     Outstanding -- June 30, 1997: 684,868,295 shares
                      -- December 31, 1996: 677,035,961 shares           $     3,424,341        $     3,385,180
Paid-in capital                                                                2,190,378              2,067,228
Retained earnings                                                              3,723,644              3,763,987
                                                                         ----------------       ----------------
                                                                               9,338,363              9,216,395
Preferred stock of subsidiaries                                                  739,615                979,527
Subsidiary obligated mandatorily redeemable
     capital and preferred securities (Note I)                                 1,744,465                422,000
Long-term debt                                                                 9,630,366              7,935,269
                                                                         ----------------       ----------------
Total                                                                         21,452,809             18,553,191
                                                                         ----------------       ----------------

CURRENT LIABILITIES:
Preferred stock of subsidiaries due within one year                              143,757                173,528
Long-term debt due within one year                                               591,029                191,411
Notes payable                                                                  1,707,887              1,482,822
Accounts payable                                                                 861,582                787,809
Customer deposits                                                                133,942                131,544
Taxes accrued--
     Income taxes                                                                 61,608                 11,965
     Other                                                                       234,075                192,921
Interest accrued                                                                 243,301                187,152
Vacation pay accrued                                                             103,727                103,514
Miscellaneous                                                                    670,914                535,366
                                                                         ----------------       ----------------
Total                                                                          4,751,822              3,798,032
                                                                         ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              4,654,483              4,738,085
Deferred credits related to income taxes                                         854,223                879,090
Accumulated deferred investment tax credits                                      772,474                787,545
Employee benefits provisions                                                     466,456                439,176
Minority interests in subsidiaries                                               736,159                374,922
Prepaid capacity revenues                                                        116,351                122,496
Department of Energy assessments                                                  80,523                 80,523
Disallowed Plant Vogtle capacity buyback costs                                    56,635                 57,250
Storm damage reserves                                                             37,609                 35,112
Miscellaneous                                                                    432,835                426,380
                                                                         ----------------       ----------------
Total                                                                          8,207,748              7,940,579
                                                                         ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                     $    34,412,379        $    30,291,802
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



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      RESULTS OF OPERATIONS AND FINANCIAL
                                    CONDITION

                  SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                                       AND
                     YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996

RESULTS OF OPERATIONS

Earnings

     SOUTHERN's consolidated net income for the second quarter and year-to-date 1997 was $215 million ($0.31 per share) and $402 million ($0.59 per share), respectively, compared to $287 million ($0.43 per share) and $520 million ($0.78 per share) for the corresponding periods of 1996. This 25.2% and 22.7% decrease in earnings for the quarter and year-to-date 1997, respectively, was mainly due to the milder-than-normal weather in the operating companies' service territories.

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

     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     --------------------------------------------------------------
                                                             Second Quarter                  Year-To-Date
                                                     ------------------------------- ------------------------------
                                                       (in thousands)        %       (in thousands)          %
Operating revenues...............................        $153,688            6.0         $308,747            6.2
Purchased power expense..........................         244,222          102.2          430,966           84.4
Depreciation and amortization expense............          37,690           15.1           83,195           16.8
Taxes other than income taxes....................         (14,268)          (9.3)         (31,241)          (9.7)
Interest income..................................           8,060           66.7           20,416           73.4
Interest on long-term debt.......................          41,567           33.6           53,999           20.5
Interest on notes payable........................         (16,151)         (38.2)          (9,379)         (14.5)
Minority interest in subsidiaries................          11,441             N/M          27,516            N/M
Distributions on capital and preferred
   securities of subsidiary companies............          24,831             N/M          42,753            N/M
Preferred dividends of subsidiary
   companies.....................................          (7,515)         (34.6)         (11,953)         (27.7)

     N/M - Not meaningful.



                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Operating revenues. Operating revenues for the traditional core business for the second quarter decreased $159 million or 7.2% and year-to-date decreased $240 million or 5.7%, compared to the same periods of 1996. Operating revenues for non-traditional business were up $312 million or 85.6% for the quarter and $549 million or 69.2% for year-to-date. The decrease in traditional core revenues was mainly due to decreases of 4.8% and 3.1% for the quarter and year-to-date, respectively, in the amount of energy sold as a result of milder-than-normal temperatures. Energy sales to residential customers showed a 15.0% decrease for the quarter and a 12.3% decrease year-to-date, as further evidence of the effect of milder weather. The increase in non-traditional operating revenues was primarily attributable to increased sales by Southern Energy's energy marketing organization. These revenues were $273 million and $430 million for the current quarter and year-to-date 1997, respectively.

     Purchased power expense. For the traditional core business, purchased power expenses were down 31.1% and 33.1% for the quarter and year-to-date, respectively, as a result of the milder temperatures throughout the Southern electric system. For the non-traditional business, purchased power expenses were up 145.6% and 115.9% for the quarter and year-to-date, respectively, due primarily to increases on purchases in connection with Southern Energy's energy marketing activities. These purchases increased $266 million and $422 million for the quarter and year-to-date, respectively.

     Depreciation and amortization expense. The increases in depreciation and amortization expense of the traditional core business for the quarter and year-to-date compared to the same periods in 1996, can be attributed primarily to an $8 million and $28 million charge for the quarter and year-to-date 1997 pursuant to GEORGIA's retail accounting order as discussed in Note (L) in the "Notes to the Condensed Financial Statements" herein. Further, additions to utility plant contributed to the increase in depreciation and amortization for the quarter and year-to-date 1997. For the non-traditional business, depreciation and amortization increased by $22.3 million and $39.4 million fo the quarter and year-to-date, compared to the corresponding periods of 1996, primarily because of the acquisition of CEPA in January 1997.

     Taxes other than income taxes. Taxes other than income taxes for the second quarter and year-to-date of 1997 when compared to the corresponding periods of 1996 decreased primarily due to reductions of $18 million for the quarter and $34 million year-to-date attributable to SWEB. These decreases resulted from the lowering, in November 1996, of the taxes on electricity sales in the United Kingdom from 10% to 3.7%.

     Interest income. The increase in interest income for the quarter and year-to-date as compared to the same periods of 1996, is due to a $9 million increase for the quarter and a $19 million increase year-to-date in interest income for the non-traditional business, primarily CEPA.

     Interest on long-term debt. Interest on long-term debt for the quarter and year-to-date 1997 compared to the same periods of 1996, increased primarily due to non-traditional business activities, primarily CEPA. Southern Energy's interest on long-term debt increased $45.1 million for the quarter and $65.2 million year-to-date 1997 compared to the corresponding periods in 1996, mainly as a result of the CEPA acquisition.

Interest on notes payable. Interest on notes payable for the quarter and year-to-date 1997 compared to the same periods of 1996, decreased primarily due to a reduction in the amount of notes payable outstanding for the non-traditional business.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Minority interest. The increase in minority interest for the quarter and year-to-date 1997 compared to the same periods in the previous year was due primarily to the 20% minority interest in CEPA and to the sale in July 1996 of a 25% share of SWEB.

     Distributions on capital and preferred securities of subsidiaries. This increase for the quarter and year-to-date 1997 resulted from the sales of securities in 1996 and the first half of 1997. See Note (I) in the "Notes to the Condensed Financial Statements" herein for additional information.

     Preferred dividends of subsidiary companies. The decrease in this item for the quarter and year-to-date compared to the same periods in the previous year is due to redemptions of preferred stock, including redemptions during the first and second quarters of 1997. See "Financing Activities" herein for additional information.

Future Earnings Potential

     The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment, with non-traditional business becoming more significant.

     In May 1997, SOUTHERN announced that, through Southern Energy, it had agreed to purchase 25% of the outstanding common stock of Berliner Kraft und Licht AG (Bewag), the vertically integrated electric utility that serves Berlin, Germany, for approximately $830 million. The purchase is subject to approval by European regulators.

     On July 2, 1997, the new Labor government in the United Kingdom introduced its first budget which included a windfall profit tax on privatized utilities. Based on the proposed method of calculating this tax, SWEB estimates its liability to be approximately $160 million. The tax is proposed to be payable in two equal installments on or before December 1, 1997, and December 1, 1998. The budget became effective on July 31, 1997.

     In July 1997, Southern Energy entered into an agreement to acquire Hopewell Holdings Limited's (Hopewell) 19.99% share of CEPA. Under this agreement, Southern Energy will buy from Hopewell its CEPA shares in exchange for $150 million and CEPA's 80% interest in the Tanjung Jati B Project. The Tanjung Jati B Project is a 1,320 megawatt coal-fired power station in Central Java, Indonesia. As a result of the transaction, Southern Energy will own over 99.9% of CEPA's shares.

     In August 1997, a subsidiary of SOUTHERN entered into an agreement with Vastar Resources Inc. (Vastar) providing for the organization of a limited partnership to which the parties are to contribute their gas and power trading and marketing businesses. SOUTHERN and Vastar will initially acquire indirect ownership interests of 60% and 40%, respectively, of the new entity. In addition, the SOUTHERN subsidiary will pay $40 million to Vastar in connection with the partnership's formation, which is expected to occur in early September 1997.

     For additional information relating to non-traditional business activities, including information relating to the acquisition in January 1997 of Southern Energy's 80% interest in CEPA, see Item 1 - BUSINESS - "New Business Development" in the Form 10-K.

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

     In February, 1997, the FASB issued Statement No. 128, Earnings Per Share. The standard simplifies the computation of earnings per share (EPS) required by existing rules. SOUTHERN will adopt this standard on December 31, 1997. If EPS amounts were computed as specified by Statement No. 128, basic EPS and diluted EPS would be equal, and would equal the amounts currently reported in the "Condensed Statements of Income."

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity, and its components. SOUTHERN will adopt the standard in 1998.

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131, which supersedes Statement Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. SOUTHERN is in the process of evaluating Statement No. 131 and its impact and will adopt the standard by 1998.

Reference is made to Notes (B), (C), (D), (G), (J), (K), (L), (M), (N) and
(P) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first six months of 1997 included the addition of approximately $790 million to utility plant and the acquisition of CEPA. The funds for these additions and other capital requirements were from operations and sales of securities. See SOUTHERN's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first six months of 1997, retirements of the operating companies' first mortgage bonds totaled $80 million and redemptions of preferred stock totaled $270 million. Subsidiaries of SOUTHERN, ALABAMA, GEORGIA, GULF and MISSISSIPPI have formed statutory business trusts which sold, during the first half of 1997, an aggregate of $1.3 billion of trust preferred or capital securities. See Note (I) in the "Notes to the Condensed Financial Statements" herein for further details.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     During the first six months of 1997, SOUTHERN raised $168 million from the issuance of new common stock under SOUTHERN's various stock plans. The market price of SOUTHERN's common stock at June 30, 1997 was $21.875 per share and the book value was $13.64 per share, representing a market-to-book ratio of 160%, compared to $22.625, $13.61 and 166%, respectively, at the end of 1996. The dividend for the second quarter of 1997 was $0.325 per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SOUTHERN under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturing debt. Approximately $735 million will be required by June 30, 1998, for present sinking fund requirements, redemption of preferred stock and redemptions and maturities of long-term debt. Also, the operating companies plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

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

     To meet short-term cash needs and contingencies, the SOUTHERN system had at June 30, 1997, approximately $383 million of cash and cash equivalents and approximately $3,965 million of unused credit arrangements with banks (including $962 million of such arrangements under which borrowings may be made only to fund purchase obligations of the operating companies relating to variable rate pollution control bonds). At June 30, 1997, the system companies had outstanding approximately $319 million of short-term notes payable and $1.4 billion of commercial paper. Since SOUTHERN's construction program with respect to major generating projects in the traditional core business has been completed, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

         See Note (D) in the "Notes to the Condensed Financial Statements" herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY




                              ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                     For the Three Months             For the Six Months
                                                                          Ended June 30,               Ended June 30,
                                                                    ---------------------            ----------------
                                                                     1997            1996            1997              1996
                                                                     ----            ----            ----              ----

OPERATING REVENUES:
Revenues                                                         $   699,219     $   727,843    $   1,357,324     $   1,383,244
Revenues from affiliates                                              28,870          51,744           75,533           129,152
                                                                 ------------    ------------   --------------    --------------
Total operating revenues                                             728,089         779,587        1,432,857         1,512,396
                                                                 ------------    ------------   --------------    --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                            202,213         211,020          406,571           422,649
     Purchased power from non-affiliates                               4,770          10,889            8,144            19,856
     Purchased power from affiliates                                  25,451          24,017           45,509            39,863
     Other                                                           127,726         134,187          242,004           251,184
Maintenance                                                           77,547          68,059          146,497           130,993
Depreciation and amortization                                         79,630          79,819          165,282           159,717
Taxes other than income taxes                                         45,935          43,673           95,392            93,737
Federal and state income taxes                                        39,067          56,250           74,253           100,672
                                                                 ------------    ------------   --------------    --------------
Total operating expenses                                             602,339         627,914        1,183,652         1,218,671
                                                                 ------------    ------------   --------------    --------------
OPERATING INCOME                                                     125,750         151,673          249,205           293,725
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                        -              32                -               433
Income from subsidiary                                                 1,005             967            1,985             1,941
Interest income                                                        4,657           5,315           15,747            14,985
Other, net                                                            (6,277)        (14,996)         (14,649)          (22,619)
Income taxes applicable to other income                                1,094          14,465              386            14,095
                                                                 ------------    ------------   --------------    --------------
INCOME BEFORE INTEREST CHARGES                                       126,229         157,456          252,674           302,560
                                                                 ------------    ------------   --------------    --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                            41,845          42,312           83,228            84,888
Allowance for debt funds used during construction                     (1,434)         (1,846)          (2,380)           (3,722)
Interest on interim obligations                                        6,466           5,751           10,872            11,478
Amortization of debt discount, premium and expense, net                2,402           2,272            4,798             9,644
Other interest charges                                                 3,259           4,776           13,963            14,958
Distributions on preferred securities of subsidiary trusts             5,589           1,788           10,586             3,140
                                                                 ------------    ------------   --------------    --------------
Total Interest charges and other                                      58,127          55,053          121,067           120,386
                                                                 ------------    ------------   --------------    --------------
NET INCOME                                                            68,102         102,403          131,607           182,174
DIVIDENDS ON PREFERRED STOCK                                           4,965           6,625           10,663            13,237
                                                                 ------------    ------------   --------------    --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                $    63,137     $    95,778    $     120,944     $     168,937
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

                                       16


                             ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                               For the Six Months
                                                                                                  Ended June 30,
                                                                                             1997               1996
OPERATING ACTIVITIES:
Net income                                                                                  $ 131,607         $  182,174
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                        194,622            198,735
         Deferred income taxes and investment tax credits, net                                  5,479             (2,830)
         Allowance for equity funds used during construction                                        -               (433)
         Other, net                                                                           (26,840)            17,395
         Changes in certain current assets and liabilities--
            Receivables, net                                                                      428            (27,979)
            Inventories                                                                       (29,247)             6,925
            Prepayments                                                                       (44,517)           (43,803)
            Payables                                                                          (78,032)           (54,441)
            Taxes accrued                                                                      34,576             26,521
            Energy cost recovery, retail                                                        7,120             29,781
            Other                                                                             (18,666)              (707)
                                                                                        --------------     --------------
Net cash provided from operating activities                                                   176,530            331,338
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                     (193,632)          (221,021)
Other                                                                                         (18,024)           (33,413)
                                                                                         -------------     --------------
Net cash used for investing activities                                                       (211,656)          (254,434)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Company obligated mandatorily redeemable preferred securities                            200,000             97,000
Retirements--
     Preferred stock                                                                         (112,000)                 -
     First mortgage bonds                                                                     (19,801)           (83,797)
     Other long-term debt                                                                        (495)              (481)
Interim obligations, net                                                                      148,029             85,017
Payment of preferred stock dividends                                                          (11,749)           (13,261)
Payment of common stock dividends                                                            (165,700)          (152,400)
Miscellaneous                                                                                  (6,407)            (3,031)
                                                                                         -------------     --------------

Net cash provided from (used for) financing activities                                         31,877            (70,953)
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (3,249)             5,951
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                9,587             12,616
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $       6,338      $      18,567
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                  $  100,921      $      94,323
     Income taxes                                                                              70,120             99,855







           The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                       17



                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                                       ASSETS

                                                                                At June 30,
                                                                                    1997               At December 31,
                                                                                 (Unaudited)               1996
                                                                               ----------------       -----------------
UTILITY PLANT:
Plant in service                                                               $    10,910,095       $    10,806,921
Less accumulated provision for depreciation                                          4,266,191             4,113,622
                                                                               ----------------       ---------------
                                                                                     6,643,904             6,693,299
Nuclear fuel, at amortized cost                                                        104,353               123,862
Construction work in progress                                                          318,028               256,802
                                                                               ----------------       ---------------
Total                                                                                7,066,285             7,073,963
                                                                               ----------------       ---------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                         25,370                26,032
Nuclear decommissioning trusts                                                         160,962               148,760
Miscellaneous                                                                           21,681                20,243
                                                                               ----------------       ---------------
Total                                                                                  208,013               195,035
                                                                               ----------------       ---------------

CURRENT ASSETS:
Cash and cash equivalents                                                                6,338                 9,587
Receivables--
     Customer accounts receivable                                                      340,052               334,150
     Other accounts and notes receivable                                                25,952                28,524
     Affiliated companies                                                               42,066                47,630
     Accumulated provision for uncollectible accounts                                   (1,873)               (1,171)
Refundable income taxes                                                                  8,364                 5,856
Fossil fuel stock, at average cost                                                     118,049                81,704
Materials and supplies, at average cost                                                160,694               167,792
Prepayments                                                                            176,387               131,870
Vacation pay deferred                                                                   27,083                28,369
                                                                               ----------------       ---------------
Total                                                                                  903,112               834,311
                                                                               ----------------       ---------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                               408,560               410,010
Debt expense, being amortized                                                            7,532                 7,398
Premium on reacquired debt, being amortized                                             80,981                84,149
Uranium enrichment decontamination and decommissioning fund                             37,490                37,490
Miscellaneous                                                                          102,107                91,490
                                                                               ----------------       ---------------
Total                                                                                  636,670               630,537
                                                                               ----------------       ---------------

TOTAL ASSETS                                                                   $     8,814,080        $    8,733,846
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




                                                ALABAMA POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                            CAPITALIZATION AND LIABILITIES

                                                                                     At June 30,
                                                                                        1997               At December 31,
                                                                                     (Unaudited)              1996
                                                                                    --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $40 per share)--
     authorized 6,000,000 shares; outstanding 5,608,955 shares                      $     224,358        $     224,358
Paid-in capital                                                                         1,304,645            1,304,645
Premium on preferred stock                                                                     99                  146
Retained earnings                                                                       1,140,575            1,185,128
                                                                                    --------------       --------------
                                                                                        2,669,677            2,714,277
Preferred stock                                                                           278,400              340,400
Company obligated mandatorily redeemable preferred securities of
     subsidiary trusts holding Company Junior Subordinated  Notes (Note I)                297,000               97,000
Long-term debt                                                                          2,298,860            2,354,006
                                                                                    --------------       --------------
Total                                                                                   5,543,937            5,505,683
                                                                                    --------------       --------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                        50,000              100,000
Long-term debt due within one year                                                         50,970               20,753
Notes payable                                                                              94,000                    -
Commercial paper                                                                          418,882              364,853
Accounts payable--
     Affiliated companies                                                                  56,025               64,307
     Other                                                                                112,421              182,563
Customer deposits                                                                          33,542               32,003
Taxes accrued--
     Federal and state income                                                              31,008               35,638
     Other                                                                                 45,433               15,271
Interest accrued                                                                           54,010               51,941
Vacation pay accrued                                                                       27,083               28,369
Miscellaneous                                                                              80,089               96,485
                                                                                    --------------       --------------
Total                                                                                   1,053,463              992,183
                                                                                    --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       1,199,165            1,177,687
Accumulated deferred investment tax credits                                               288,466              294,071
Prepaid capacity revenues, net                                                            116,351              122,496
Uranium enrichment decontamination and decommissioning fund                                33,741               33,741
Deferred credits related to income taxes                                                  356,389              364,792
Natural disaster reserve                                                                   22,129               20,757
Miscellaneous                                                                             200,439              222,436
                                                                                    --------------       --------------
Total                                                                                   2,216,680            2,235,980
                                                                                    --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   8,814,080        $   8,733,846
                                                                                    ==============       ==============


           The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                       19


                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                                       AND
                     YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the second quarter and year-to-date 1997 was $63.1 million and $120.9 million, respectively, compared to $95.8 million and $168.9 million for the corresponding periods of 1996. Earnings decreased 34.1% for the quarter and 28.4% year-to-date due primarily to extremely mild weather and a decrease in prices charged to commercial and industrial customers.

     Significant income statement items appropriate for discussion include the following:

                                                                             Increase (Decrease)
                                                           --------------------------------------------------------
                                                                Second Quarter                Year-To-Date
                                                           -------------------------- -----------------------------
                                                           (in thousands)       %     (in thousands)       %
Revenues.............................................         $(28,624)        (3.9)     $(25,920)          (1.9)
Revenues from affiliates.............................          (22,874)       (44.2)      (53,619)         (41.5)
Purchased power from non-affiliates..................           (6,119)       (56.2)      (11,712)         (59.0)
Other operation expense..............................           (6,461)        (4.8)       (9,180)          (3.7)
Maintenance..........................................            9,488         13.9        15,504           11.8
Income taxes applicable to other income..............          (13,371)       (92.4)      (13,709)         (97.3)
Distributions on preferred securities of
   subsidiary trusts.................................            3,801        212.6         7,446          237.1
Dividends on preferred stock.........................           (1,660)       (25.1)       (2,574)         (19.4)

     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect net income, revenues for the second quarter and year-to-date 1997 decreased $40.4 million and $56.6 million, respectively, compared to the corresponding periods of 1996. The decrease in revenues was due to a reduction in the sale of energy to retail customers and a reduction in the rates charged to industrial and commercial customers. Retail energy sales were down by 4.1% for the quarter and 2.7% year-to-date primarily due to a 15.5% decrease for the quarter and a 12.5% decrease year-to-date in energy sales to residential customers. This decrease in energy sales to residential customers is primarily a result of much milder-than-normal temperatures.

     Revenues from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand, the availability, and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Purchased power from non-affiliates. This decrease for the quarter and year-to-date 1997 resulted from reduced demand for energy due to mild temperatures.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Other operation expense. The decrease in other operation expense for both the current quarter and year-to-date 1997 is primarily due to lower administrative and general expenses compared to the same periods of 1996.

     Maintenance expense. Maintenance expense increased for the second quarter and year-to-date 1997 compared to the same periods of 1996 primarily due to an increase in the accrual of estimated maintenance expenses related to nuclear refueling outages.

     Income taxes applicable to other income. The primary reason for this change is attributable to ALABAMA's donation in June 1996 of certain nonutility property which resulted in a reduction of income taxes applicable to other income of approximately $10.6 million.

     Distributions on preferred securities of subsidiary trusts. The change in this item resulted primarily from the issuance of additional mandatorily redeemable preferred securities. For additional information, see Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Structure" of ALABAMA in the Form 10-K.

     Dividends on preferred stock. The decrease for the quarter and year-to-date 1997, compared to the corresponding periods of 1996, is due to redemptions during the first half of 1997.


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

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity, and its components. ALABAMA will adopt the standard in 1998.

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131, which supersedes Statement Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. ALABAMA is in the process of evaluating Statement No. 131 and its impact and will adopt the standard by 1998.

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

FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first six months of 1997 included the addition of approximately $193.6 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first half of 1997, redemptions of first mortgage bonds and preferred stock of ALABAMA totaled $131.8 million. Also, Alabama Power Capital Trust II, a statutory business trust established for the purpose of holding ALABAMA's junior subordinated notes and issuing trust preferred securities and common securities, sold $200.0 million of its 7.60% trust originated preferred securities which are guaranteed by ALABAMA. Additionally, ALABAMA redeemed $50 million of 7.60% preferred stock (Second 1992 Series) in July 1997. For additional information, see Note (I) in the "Notes to the Condensed Financial Statements" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Structure" of ALABAMA in the Form 10-K.

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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     To meet short-term cash needs and contingencies, ALABAMA had at June 30, 1997, approximately $6.3 million of cash and cash equivalents and had unused committed lines of credit of approximately $814 million (including $208 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) with regulatory authority for up to $750 million of short-term borrowings. At June 30, 1997, ALABAMA had outstanding $94.0 million of short-term notes payable to banks and $418.9 million of commercial paper. Since ALABAMA has no major traditional generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of June 30, 1997, and the related condensed statements of income and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



/S/  Arthur Andersen LLP
Birmingham, Alabama
August 8, 1997

                              GEORGIA POWER COMPANY



                             GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                          For the Three Months               For the Six Months
                                                                               Ended June 30,                   Ended June 30,
                                                                          --------------------               -----------------
                                                                         1997              1996             1997              1996
                                                                         ----              ----             ----              ----

OPERATING REVENUES:
Revenues                                                        $   1,003,962     $   1,125,309    $   1,955,415     $   2,140,662
Revenues from affiliates                                               11,384             8,857           18,643            22,323
                                                                --------------    --------------   --------------    --------------
Total operating revenues                                            1,015,346         1,134,166        1,974,058         2,162,985
                                                                --------------    --------------   --------------    --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                             202,000           214,191          380,629           402,685
     Purchased power from non-affiliates                               31,894            40,852           58,669            77,772
     Purchased power from affiliates                                   32,213            57,281           73,584           122,757
     Provision for separation benefits (Note H)                         2,267             8,374            2,871            26,874
     Other                                                            160,881           195,459          311,886           361,003
Maintenance                                                            79,337            76,777          154,287           152,603
Depreciation and amortization                                         117,525           107,748          246,827           215,268
Amortization of deferred Plant Vogtle costs (Note M)                   37,584            33,234           75,211            66,993
Taxes other than income taxes                                          50,086            51,714          104,017           106,860
Federal and state income taxes                                         96,751           115,555          181,400           205,239
                                                                --------------    --------------   --------------    --------------
Total operating expenses                                              810,538           901,185        1,589,381         1,738,054
                                                                --------------    --------------   --------------    --------------
OPERATING INCOME                                                      204,808           232,981          384,677           424,931
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                       697                 -            1,239               255
Equity in earnings of unconsolidated subsidiary                         1,005               968            1,985             1,941
Interest income                                                         2,275             2,013            2,870             2,914
Other, net                                                             (5,252)           (5,717)         (10,850)           (9,390)
Income taxes applicable to other income                                 1,601             2,388            3,967             2,526
                                                                --------------    --------------   --------------    --------------
INCOME BEFORE INTEREST CHARGES                                        205,134           232,633          383,888           423,177
                                                                --------------    --------------   --------------    --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                             50,357            52,680           98,812           106,110
Allowance for debt funds used during construction                      (2,426)           (3,301)          (5,926)           (6,491)
Interest on interim obligations                                         2,745             6,118            6,438            11,157
Amortization of debt discount, premium and expense, net                 3,717             3,625            7,491             7,472
Other interest charges                                                  3,060             5,133            5,984             8,248
Distributions on preferred securities of subsidiary companies          10,749             2,250           20,166             4,500
                                                                --------------    --------------   --------------    --------------
Interest charges and other, net                                        68,202            66,505          132,965           130,996
                                                                --------------    --------------   --------------    --------------
NET INCOME                                                            136,932           166,128          250,923           292,181
DIVIDENDS ON PREFERRED STOCK                                            6,422            11,839           14,378            23,491
                                                                --------------    --------------   --------------    --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                               $     130,510     $     154,289    $     236,545     $     268,690
                                                                ==============    ==============   ==============    ==============



                 The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                       26

                             GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                               For the Six Months
                                                                                                  Ended June 30,
                                                                                             1997               1996
OPERATING ACTIVITIES:
Net income                                                                              $     250,923      $     292,181
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                        297,654            264,814
         Deferred income taxes and investment tax credits, net                                (28,586)            14,365
         Allowance for equity funds used during construction                                   (1,239)              (255)
         Amortization of deferred Plant Vogtle costs (Note M)                                  75,211             66,993
         Other, net                                                                            43,804             41,927
         Changes in certain current assets and liabilities--
            Receivables, net                                                                   53,617            (13,207)
            Inventories                                                                       (17,345)             8,552
            Payables                                                                          (62,605)           (26,551)
            Taxes accrued                                                                      34,221             27,766
            Energy cost recovery, retail                                                       20,776             (5,618)
            Other                                                                             (26,739)           (13,416)
                                                                                        --------------     --------------
Net cash provided from operating activities                                                   639,692            657,551
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                     (228,986)          (242,457)
Other                                                                                         (11,611)           (53,953)
                                                                                        --------------     --------------
Net cash used for investing activities                                                       (240,597)          (296,410)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                     364,250                  -
     Pollution control bonds                                                                   90,000             51,345
     First mortgage bonds                                                                           -             10,000
Retirements--
     Preferred stock                                                                         (133,183)                 -
     Pollution control bonds                                                                        -             (6,840)
     First mortgage bonds                                                                     (60,258)          (150,000)
Special deposits - redemption funds                                                           (45,546)           (51,345)
Interim obligations, net                                                                     (328,594)            40,737
Payment of preferred stock dividends                                                          (14,976)           (23,364)
Payment of common stock dividends                                                            (253,700)          (243,600)
Miscellaneous                                                                                 (13,048)              (204)
                                                                                        --------------     --------------
Net cash used for financing activities                                                       (395,055)          (373,271)
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         4,040            (12,130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               15,356             28,930
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      19,396      $      16,800
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $     125,492      $     126,668
     Income taxes (net of refunds)                                                            166,981            166,178





           The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.



                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                                     ASSETS

                                                                             At June 30,
                                                                                1997                At December 31,
                                                                             (Unaudited)                1996
                                                                           ----------------       ------------------
UTILITY PLANT:
Plant in service                                                           $    14,915,851        $    14,769,573
Less accumulated provision for depreciation                                      5,021,893              4,793,638
                                                                           ----------------       ----------------
                                                                                 9,893,958              9,975,935
Nuclear fuel, at amortized cost                                                    122,278                121,840
Construction work in progress                                                      257,623                256,141
                                                                           ----------------       ----------------
Total                                                                           10,273,859             10,353,916
                                                                           ----------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                     25,370                 26,032
Nuclear decommissioning trusts, at market                                          170,650                130,178
Miscellaneous                                                                       88,626                103,787
                                                                           ----------------       ----------------
Total                                                                              284,646                259,997
                                                                           ----------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                           19,396                 15,356
Receivables--
     Customer accounts receivable                                                  379,682                392,328
     Other accounts and notes receivable                                           164,389                159,499
     Affiliated companies                                                           16,270                 20,095
     Accumulated provision for uncollectible accounts                               (3,000)                (4,000)
Fossil fuel stock, at average cost                                                 140,391                117,382
Materials and supplies, at average cost                                            253,156                258,820
Prepayments                                                                        102,609                109,771
Vacation pay deferred                                                               39,601                 39,965
                                                                           ----------------       ----------------
Total                                                                            1,112,494              1,109,216
                                                                           ----------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                           786,862                818,418
Deferred Plant Vogtle costs (Note M)                                                95,778                170,988
Premium on reacquired debt, being amortized                                        161,169                166,670
Debt expense, being amortized                                                       43,201                 32,693
Miscellaneous                                                                      157,086                159,153
                                                                           ----------------       ----------------
Total                                                                            1,244,096              1,347,922
                                                                           ----------------       ----------------

TOTAL ASSETS                                                               $    12,915,095        $    13,071,051
                                                                           ================       ================





       The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.




                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                         CAPITALIZATION AND LIABILITIES

                                                                             At June 30,
                                                                                1997                At December 31,
                                                                             (Unaudited)                1996
                                                                           ----------------       ------------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 15,000,000 shares; outstanding 7,761,500 shares            $       344,250        $       344,250
Paid-in capital                                                                  2,134,886              2,134,886
Premium on preferred stock                                                             371                    371
Retained earnings                                                                1,657,610              1,674,774
                                                                           ----------------       ----------------
                                                                                 4,137,117              4,154,281
Preferred stock                                                                    321,699                464,611
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
     subordinated debentures or notes (Note I)                                     689,250                325,000
Long-term debt                                                                   3,200,707              3,200,419
                                                                           ----------------       ----------------
Total                                                                            8,348,773              8,144,311
                                                                           ----------------       ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                 58,757                 49,028
Long-term debt due within one year                                                  90,380                 60,622
Notes payable to banks                                                               1,300                207,300
Commercial paper                                                                   100,602                223,196
Accounts payable--
     Affiliated companies                                                           70,099                 66,821
     Other                                                                         197,129                263,093
Customer deposits                                                                   68,661                 64,901
Taxes accrued--
     Federal and state income                                                       54,533                 15,497
     Other                                                                          95,846                100,661
Interest accrued                                                                    79,918                 79,936
Vacation pay accrued                                                                31,666                 38,597
Miscellaneous                                                                      122,480                114,530
                                                                           ----------------       ----------------
Total                                                                              971,371              1,284,182
                                                                           ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                2,462,759              2,522,945
Accumulated deferred investment tax credits                                        408,117                415,477
Deferred credits related to income taxes                                           368,666                382,381
Employee benefits provisions                                                       181,118                186,319
Disallowed Plant Vogtle capacity buyback costs                                      56,635                 57,250
Miscellaneous                                                                      117,656                 78,186
                                                                           ----------------       ----------------
Total                                                                            3,594,951              3,642,558
                                                                           ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                       $    12,915,095        $    13,071,051
                                                                           ================       ================


        The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                       29

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                                       AND
                     YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the second quarter and year-to-date 1997 was $130.5 million and $236.5 million, respectively, compared to $154.3 million and $268.7 million for the corresponding periods in 1996. Earnings decreased by 15.4% for the quarter and 12.0% year-to-date primarily as a result of decreased revenues due to milder-than-normal weather experienced during both periods.

     Significant income statement items appropriate for discussion include the following:

                                                                             Increase (Decrease)
                                                            -------------------------------------------------------
                                                                 Second Quarter               Year-To-Date
                                                            -------------------------- ----------------------------
                                                            (in thousands)      %      (in thousands)       %
Revenues.............................................         $(121,347)      (10.8)     $(185,247)        (8.7)
Revenues from affiliates.............................             2,527        28.5         (3,680)       (16.5)
Purchased power from non-affiliates..................            (8,958)      (21.9)       (19,103)       (24.6)
Purchased power from affiliates......................           (25,068)      (43.8)       (49,173)       (40.1)
Other operation expense..............................           (34,578)      (17.7)       (49,117)       (13.6)
Depreciation and amortization expense................             9,777         9.1         31,559         14.7
Distributions on preferred securities
   of subsidiary companies...........................             8,499       377.7         15,666        348.1
Dividends on preferred stock.........................            (5,417)      (45.8)        (9,113)       (38.8)

     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues for the second quarter of 1997 decreased $77 million and for year-to-date 1997 decreased $108 million, compared to the corresponding periods of 1996. Retail revenues, excluding fuel revenues, decreased 9.1%, or $72 million for the current quarter and 7.0%, or $105 million year-to-date as compared to the corresponding periods of 1996. The decrease in retail revenues is primarily due to a decrease in residential and commercial kilowatt-hours sold. Retail energy sales to residential and commercial customers decreased 16.1% and 2.4%, respectively, for the second quarter 1997 and 12.9% and 2.0%, respectively, for year-to-date 1997 when compared to the corresponding periods in 1996, as a result of milder-than-normal temperatures. Additionally, although industrial sales remained relatively constant for the second quarter of 1997 and increased 1.6% year-to-date 1997 when compared to the corresponding periods in 1996, industrial revenues decreased primarily as a result of more customers taking advantage of load management rates.

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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power from non-affiliates. The decrease in purchased power from non-affiliates for the second quarter and year-to-date 1997 compared to the corresponding periods of 1996 resulted from a decrease in energy purchases due to milder-than-normal temperatures.

     Other operation expense. The decrease in other operation expense for the current quarter and year-to-date is primarily due to an adjustment in 1996 to a deferred regulatory asset as a result of changes in GEORGIA's retiree benefits plan and lower administrative and general expenses compared to corresponding periods of 1996.

     Depreciation and amortization expense. The increase in depreciation and amortization for the current quarter and year-to-date compared to the same period of 1996 is primarily due to additional depreciation charges of $8 million and $28 million, respectively, pursuant to a Georgia PSC retail accounting order discussed below. See "Future Earnings Potential" below and Note (L) in the "Notes to the Condensed Financial Statements" herein for further details.

     Distributions on preferred securities of subsidiary companies. The increase in this item resulted primarily from the issuance of additional mandatorily redeemable preferred securities in August 1996, January 1997 and June 1997. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activities" of GEORGIA in the Form 10-K, and Note (I) in the "Notes to the Condensed Financial Statements" herein.

     Dividends on preferred stock. The decline in dividends on preferred stock in each period reflects the redemption of various issues of such securities.


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

     The staff of the Georgia PSC has issued a report regarding its prudence review of the Rocky Mountain pumped storage hydroelectric plant. Reference is made to Note (N) in the "Notes to the Condensed Financial Statements" herein for additional information.

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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity, and its components. GEORGIA will adopt the standard in 1998.

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131, which supersedes Statement Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. GEORGIA is in the process of evaluating Statement No. 131 and its impact and will adopt the standard by 1998.

     Reference is made to Notes (B), (C), (G) and (L) through (P) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first six months of 1997 was the addition of approximately $229 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first half of 1997, maturities and redemptions of first mortgage bonds and preferred stock by GEORGIA totaled $193 million. In January 1997, Georgia Power Capital Trust II, a statutory business trust established for the purpose of holding GEORGIA's junior subordinated notes and issuing trust preferred securities and common securities, sold $175.0 million of its 7.60% trust preferred securities, which are guaranteed by GEORGIA. (See Note (I) in the " Notes to the Condensed Financial Statements" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activities" of GEORGIA in the Form 10-K for further details.)

     In April 1997, GEORGIA sold, through public authorities, $90.0 million of variable rate pollution control revenue bonds due 2032. The proceeds were applied to the redemption on July 1, 1997 of $90.0 million outstanding principal amount of 8.375% pollution control revenue bonds.

     In June 1997, Georgia Power Capital Trust III , a statutory business trust established for the purpose of holding GEORGIA's junior subordinated notes and issuing trust preferred securities and common securities, sold $189.3 million of its 7.75% quarterly income preferred securities, which are guaranteed by GEORGIA. (See Note (I) in the " Notes to the Condensed Financial Statements" for further details.)

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

     To meet short-term cash needs and contingencies, GEORGIA had at June 30, 1997, approximately $19.4 million of cash and cash equivalents and approximately $946.1 million of unused credit arrangements with banks (including $681.1 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At June 30, 1997, GEORGIA had outstanding $1.3 million of short-term notes payable to banks and $100.6 million of commercial paper. Since GEORGIA has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              ARTHUR ANDERSEN LLP
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of June 30, 1997, and the related condensed statements of income and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



/S/  Arthur Andersen LLP
Atlanta, Georgia
August 8, 1997

                               GULF POWER COMPANY



                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                       For the Three Months           For the Six Months
                                                                            Ended June 30,               Ended June 30,
                                                                       -------------------            -----------------
                                                                       1997            1996           1997            1996
                                                                       ----            ----           ----            ----

OPERATING REVENUES:
Revenues                                                          $    139,443    $    150,323    $   279,647     $   303,993
Revenues from affiliates                                                 5,849           3,498          7,019           4,749
                                                                  -------------   -------------   ------------    ------------
Total operating revenues                                               145,292         153,821        286,666         308,742
                                                                  -------------   -------------   ------------    ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                               40,782          45,922         77,774          84,135
     Purchased power from non-affiliates                                 1,693           2,187          2,789           3,863
     Purchased power from affiliates                                     6,036           6,023         14,899          25,342
     Other                                                              31,207          29,102         61,827          54,738
Maintenance                                                             13,291          14,315         22,801          29,362
Depreciation and amortization                                           14,446          14,089         28,892          28,174
Taxes other than income taxes                                           12,264          12,384         25,039          25,850
Federal and state income taxes                                           6,420           8,234         13,280          15,512
                                                                  -------------   -------------   ------------    ------------
Total operating expenses                                               126,139         132,256        247,301         266,976
                                                                  -------------   -------------   ------------    ------------
OPERATING INCOME                                                        19,153          21,565         39,365          41,766
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                          1               2              2              11
Interest income                                                            179             417            508             766
Other, net                                                                  61            (276)          (193)           (747)
Income taxes applicable to other income                                   (144)            (97)          (221)            (93)
                                                                  -------------   -------------   ------------    ------------
INCOME BEFORE INTEREST CHARGES                                          19,250          21,611         39,461          41,703
                                                                  -------------   -------------   ------------    ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                               5,490           6,236         11,287          12,384
Other interest charges                                                     806             223          1,522             505
Interest on notes payable                                                  239             625            522           1,129
Amortization of debt discount, premium, and expense, net                   570             518          1,136           1,043
Allowance for debt funds used during construction                           (3)            (10)            (6)            (58)
Distributions on preferred securities of subsidiary trust                  762               -          1,279               -
                                                                  -------------   -------------   ------------    ------------
Interest charges and other, net                                          7,864           7,592         15,740          15,003
                                                                  -------------   -------------   ------------    ------------
NET INCOME                                                              11,386          14,019         23,721          26,700
DIVIDENDS ON PREFERRED STOCK                                             1,000           1,438          2,595           2,861
                                                                  -------------   -------------   ------------    ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                 $     10,386    $     12,581    $    21,126     $    23,839
                                                                  =============   =============   ============    ============



              The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                       36


                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                             For the Six Months
                                                                                                Ended June 30,
                                                                                            1997             1996
OPERATING ACTIVITIES:
Net income                                                                              $    23,721      $    26,700
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                       36,026           37,052
         Deferred income taxes                                                               (3,015)           1,483
         Allowance for equity funds used during construction                                     (2)             (11)
         Deferred costs of 1995 coal contract renegotiation                                   1,246            4,227
         Other, net                                                                           2,379              605
         Changes in certain current assets and liabilities--
            Receivables, net                                                                   (105)          (7,004)
            Inventories                                                                      (7,180)           5,759
            Payables                                                                         (1,539)          (7,546)
            Taxes accrued                                                                     7,218           12,753
            Current costs of 1995 coal contract renegotiation                                 7,313           (3,771)
            Other                                                                            (4,178)          (7,154)
                                                                                        -----------      ------------

Net cash provided from operating activities                                                  61,884           63,093
                                                                                        ------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                    (21,543)         (38,212)
Other                                                                                        (1,221)          (2,583)
                                                                                         -----------     ------------

Net cash used for investing activities                                                      (22,764)         (40,795)
                                                                                        ------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                    40,000                -
     First mortgage bonds                                                                         -           30,000
     Pollution control bonds                                                                      -           33,275
     Other long-term debt                                                                         -           22,148
Retirements--
     Preferred stock                                                                        (24,500)               -
     First mortgage bonds                                                                         -           (1,750)
     Pollution control bonds                                                                      -          (33,275)
     Other long-term debt                                                                    (7,868)         (27,263)
Notes payable, net                                                                           (5,500)         (16,000)
Payment of preferred stock dividends                                                         (3,048)          (2,861)
Payment of common stock dividends                                                           (36,700)         (24,700)
Miscellaneous                                                                                (1,527)          (1,754)
                                                                                        -----------      ------------

Net cash used for financing activities                                                      (39,143)         (22,180)
                                                                                        ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          51              118
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                807              680
                                                                                        ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $       858      $       798
                                                                                        ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $    11,181      $    12,850
     Income taxes                                                                            13,073            4,271


          The accompanying notes as they relate to GULF are an integral part of these condensed statements.




                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                                      ASSETS

                                                                                  At June 30,
                                                                                     1997              At December 31,
                                                                                  (Unaudited)              1996
                                                                                 --------------       ---------------
UTILITY PLANT:
Plant in service                                                                  $  1,742,147        $   1,734,510
Less accumulated provision for depreciation                                            716,852              694,245
                                                                                 --------------       --------------
                                                                                     1,025,295            1,040,265
Construction work in progress                                                           29,430               23,465
                                                                                 --------------       --------------
Total                                                                                1,054,725            1,063,730
                                                                                 --------------       --------------

OTHER PROPERTY AND INVESTMENTS:                                                            633                  652
                                                                                 --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                  858                  807
Receivables--
     Customer accounts receivable                                                       68,020               67,727
     Other accounts and notes receivable                                                 3,022                3,098
     Affiliated companies                                                                1,572                1,821
     Accumulated provision for uncollectible accounts                                     (652)                (789)
Fossil fuel stock, at average cost                                                      35,525               28,352
Materials and supplies, at average cost                                                 30,259               30,252
Current portion of deferred coal contract costs                                          9,002               16,389
Regulatory clauses under recovery                                                        1,910                4,144
Prepaid income taxes                                                                         -                  353
Other prepayments                                                                       10,345                8,833
Vacation pay deferred                                                                    4,055                4,055
                                                                                 --------------       --------------
Total                                                                                  163,916              165,042
                                                                                 --------------       --------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                                28,006               28,313
Debt expense and loss, being amortized                                                  22,686               23,308
Deferred coal contract costs                                                             7,046               13,126
Deferred storm charges                                                                   1,525                3,275
Miscellaneous                                                                           11,564               10,920
                                                                                 --------------       --------------
Total                                                                                   70,827               78,942
                                                                                 --------------       --------------

TOTAL ASSETS                                                                       $ 1,290,101          $ 1,308,366
                                                                                 ==============       ==============


         The accompanying notes as they relate to GULF are an integral part of these condensed statements.



                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                          CAPITALIZATION AND LIABILITIES

                                                                                  At June 30,
                                                                                     1997              At December 31,
                                                                                  (Unaudited)              1996
                                                                                 --------------       ---------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized and outstanding--992,717 shares                                  $      38,060        $      38,060
Paid-in capital                                                                        218,438              218,438
Premium on preferred stock                                                                  44                   81
Retained earnings                                                                      173,541              179,179
                                                                                 --------------       --------------
                                                                                       430,083              435,758
Preferred stock                                                                         65,102               65,102
Company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding Company Junior Subordinated Notes (Note I)                40,000                    -
Long-term debt                                                                         307,540              331,880
                                                                                 --------------       --------------
Total                                                                                  842,725              832,740
                                                                                 --------------       --------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                          -               24,500
Long-term debt due within one year                                                      56,431               40,972
Notes payable                                                                           19,500               25,000
Accounts payable--
     Affiliated companies                                                                8,114               10,274
     Other                                                                              22,473               22,496
Customer deposits                                                                       13,721               13,464
Taxes accrued--
     Federal and state income                                                            1,617                    -
     Other                                                                              12,117                8,342
Interest accrued                                                                         8,160                7,629
Regulatory clauses over recovery                                                         3,229                5,884
Vacation pay accrued                                                                     4,055                4,055
Dividends declared                                                                       1,100               11,453
Miscellaneous                                                                            2,561                5,668
                                                                                 --------------       --------------
Total                                                                                  153,078              179,737
                                                                                 --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                      164,193              163,857
Deferred credits related to income taxes                                                62,169               64,354
Accumulated deferred investment tax credits                                             32,656               33,760
Accumulated provision for postretirement benefits                                       19,263               18,339
Miscellaneous                                                                           16,017               15,579
                                                                                 --------------       --------------
Total                                                                                  294,298              295,889
                                                                                 --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                             $   1,290,101        $   1,308,366
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



                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                                       AND
                     YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the second quarter and year-to-date 1997 was $10.4 million and $21.1 million, respectively, compared to $12.6 million and $23.8 million for the corresponding periods of 1996. The earnings decrease of 17.4% and 11.4% for the quarter and year-to-date, respectively, was primarily due to milder-than-normal temperatures.

     Significant income statement items appropriate for discussion include the following:

                                                                      Increase (Decrease)
                                                   ----------------------------------------------------------
                                                          Second Quarter                 Year-To-Date
                                                   ------------------------------ ---------------------------
                                                      (in thousands)      %        (in thousands)       %
Revenues.........................................     $(10,880)          (7.2)       $(24,346)         (8.0)
Revenues from affiliates.........................        2,351           67.2           2,270          47.8
Fuel expense.....................................       (5,140)         (11.2)         (6,361)         (7.6)
Purchased power from affiliates..................           13            0.2         (10,443)        (41.2)
Other operation expense..........................        2,105            7.2           7,089          13.0
Maintenance expense..............................       (1,024)          (7.2)         (6,561)        (22.3)
Distributions on preferred securities of
    subsidiary trust.............................          762            N/A           1,279           N/A
Dividends on preferred stock.....................         (438)         (30.5)           (266)         (9.3)

     N/A - Not applicable

     Revenues. Excluding fuel and other revenues which represent the pass-through of fuel expense and certain other expenses and do not affect net income, revenues for the second quarter and year-to-date 1997 decreased $3.4 million or 3.8% and $9.8 million or 5.6%, respectively, compared to the corresponding periods of 1996. Retail revenues decreased 5.2% for the quarter and 5.5% year-to-date due primarily to a decrease in the amount of energy sold to residential customers. Sales to residential customers for the quarter and year-to-date decreased 8.9% and 10.4%, respectively, due to the milder-than-normal temperatures. Energy sales to industrial customers increased 8.1% and 3.3% for the quarter and year-to-date 1997, respectively, however revenues from this sector had only a slight increase of 0.7% for the quarter and a 1.6% decrease year-to-date 1997 primarily due to the participation of these customers in the Real-Time-Pricing program. See Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K for information on initiatives to remain competitive and to meet conservation goals set by the Florida PSC.

     Revenues from affiliates and Purchased power from affiliates. Purchased power from affiliates year-to-date compared to the corresponding period of 1996 was lower due to maintenance outages at Plant Crist and Plant Daniel during the first half of 1996. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. The decrease in fuel expense for the second quarter and year-to-date 1997 was primarily due to decreased generation as a result of the milder-than-normal temperatures and a lower cost of fuel.

     Other operation expense. The increase in other operation expense was primarily due to an increase in amortization costs related to the buyout and renegotiation of a coal supply contract.

     Maintenance expense. The decrease in maintenance expense for the second quarter and year-to-date is primarily due to the scheduled maintenance on production facilities which occurred in the first half of 1996 at Plant Crist and Plant Daniel.

     Distributions on preferred securities of subsidiary trust. See "Financing Activities" herein for details relating to the January 1997 issuance by Gulf Power Capital Trust I of its 7.625% trust preferred securities.

     Dividends on preferred stock. This decrease for the second quarter and year-to-date 1997 when compared to the corresponding periods of 1996 is due to preferred stock redemptions in the first quarter of 1997.

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

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity, and its components. GULF will adopt the standard in 1998.

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131, which supersedes Statement Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. GULF is in the process of evaluating Statement No. 131 and its impact and will adopt the standard by 1998.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Reference is made to Notes (B) and (G) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first six months of 1997 included the addition of approximately $21.5 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first quarter of 1997, Gulf Power Capital Trust I, a statutory business trust established for the purpose of holding GULF's junior subordinated notes and issuing trust preferred securities and common securities, sold $40 million of its 7.625% trust preferred securities which are guaranteed by GULF. For additional information, see Note (I) in the "Notes to the Condensed Financial Statements" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Sources of Capital" of GULF in the Form 10-K. A portion of these proceeds was used to redeem $5 million of 7.88% cumulative preferred stock, $5 million of 7.52% cumulative preferred stock and $14.5 million of 7.00% cumulative preferred stock during the first quarter of 1997 and $15 million of 7.30% cumulative preferred stock in August 1997.

     On July 1, 1997, GULF sold, through public authorities, $40.93 million of variable rate pollution control revenue refunding bonds due July 1, 2022. The proceeds were used to redeem $32 million aggregate principal amount of 8.25% pollution control revenue refunding bonds; $5 million aggregate principal amount of 6.75% pollution control revenue refunding bonds; and $3.93 million aggregate principal amount of 6.75% pollution control revenue refunding bonds.

     Also, on August 1, 1997, GULF sold $20 million of Series B 7.50% Junior Subordinated Notes due June 30, 2037. The proceeds were used to pay a portion of the scheduled maturity of $25 million of 5.875% first mortgage bonds that were due on August 1, 1997.

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

     To meet short-term cash needs and contingencies, GULF had at June 30, 1997, approximately $0.9 million of cash and cash equivalents and $95.9 million of unused committed lines of credit with banks (including $61.9 million liquidity support for variable rate pollution control bonds). At June 30, 1997, GULF had outstanding $19.5 million of short-term notes payable to banks. Since GULF has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY



                           MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                     For the Three Months             For the Six Months
                                                                          Ended June 30,                 Ended June 30,
                                                                    ----------------------            -------------------
                                                                     1997             1996            1997            1996
                                                                     ----             ----            ----            ----

OPERATING REVENUES:
Revenues                                                         $   127,350     $     130,340    $   245,139     $   255,300
Revenues from affiliates                                               1,565             6,409            679           8,403
                                                                 ------------    --------------   ------------    ------------
Total operating revenues                                             128,915           136,749        245,818         263,703
                                                                 ------------    --------------   ------------    ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                             30,489            36,577         60,030          66,477
     Purchased power from non-affiliates                               1,714             4,243          2,198           5,936
     Purchased power from affiliates                                  10,628             7,521         21,143          20,519
     Other                                                            23,847            26,514         44,671          51,272
Maintenance                                                           12,392            14,542         22,004          24,838
Depreciation and amortization                                         11,399            11,980         22,593          23,353
Taxes other than income taxes                                         11,283            10,727         22,180          21,450
Federal and state income taxes                                         7,823             6,954         14,527          14,093
                                                                 ------------    --------------   ------------    ------------
Total operating expenses                                             109,575           119,058        209,346         227,938
                                                                 ------------    --------------   ------------    ------------
OPERATING INCOME                                                      19,340            17,691         36,472          35,765
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                        7                29             11             124
Interest income                                                          221               122            362             178
Other, net                                                               966             1,302          1,620           2,732
Income taxes applicable to other income                                 (443)             (471)          (772)         (1,023)
                                                                 ------------    --------------   ------------    ------------
INCOME BEFORE INTEREST CHARGES                                        20,091            18,673         37,693          37,776
                                                                 ------------    --------------   ------------    ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                             4,994             4,935          9,889          10,428
Allowance for debt funds used during construction                        (15)             (212)           (23)           (316)
Interest on notes payable                                                  9               621             56             851
Amortization of debt discount, premium, and expense, net                 387               396            774             769
Other interest charges                                                   175               309            314             500
Distributions on preferred securities of subsidiary trust                699                 -            971               -
                                                                 ------------    --------------   ------------    ------------
Interest charges and other, net                                        6,249             6,049         11,981          12,232
                                                                 ------------    --------------   ------------    ------------
NET INCOME                                                            13,842            12,624         25,712          25,544
DIVIDENDS ON PREFERRED STOCK                                           1,224             1,224          2,449           2,449
                                                                 ------------    --------------   ------------    ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                $    12,618     $      11,400    $    23,263     $    23,095
                                                                 ============    ==============   ============    ============





          The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                       45


                           MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                             For the Six Months
                                                                                                Ended June 30,
                                                                                            1997             1996
OPERATING ACTIVITIES:
Net income                                                                              $    25,712      $    25,544
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                       24,652           26,802
         Deferred income taxes                                                                1,326           (2,233)
         Allowance for equity funds used during construction                                    (11)            (124)
         Other, net                                                                             333           (1,630)
         Changes in certain current assets and liabilities--
            Receivables, net                                                                 (3,478)          (8,281)
            Inventories                                                                      (2,449)           2,195
            Payables                                                                         (7,294)          (3,295)
            Taxes accrued                                                                   (13,007)         (11,164)
            Other                                                                              (990)          (1,184)
                                                                                        ------------     ------------

Net cash provided from operating activities                                                  24,794           26,630
                                                                                        ------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                    (26,681)         (28,810)
Other                                                                                        (1,528)          (1,769)
                                                                                        ------------     ------------

Net cash used for investing activities                                                      (28,209)         (30,579)
                                                                                        ------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Capital contribution                                                                         -               27
     Preferred securities                                                                    35,000                -
     Other long-term debt                                                                         -           30,000
Retirements--
     First mortgage bonds                                                                         -          (45,447)
     Other long-term debt                                                                         -          (20,000)
Notes payable, net                                                                                -           55,000
Payment of preferred stock dividends                                                         (2,449)          (2,449)
Payment of common stock dividends                                                           (23,400)         (21,300)
Miscellaneous                                                                                     -           (2,932)
                                                                                        ------------     ------------

Net cash provided from (used for) financing activities                                        9,151           (7,101)
                                                                                        ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       5,736          (11,050)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              7,058           12,641
                                                                                        ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    12,794      $     1,591
                                                                                        ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $     2,864      $    11,647
     Income taxes                                                                            13,307           14,472



       The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.





                                            MISSISSIPPI POWER COMPANY
                                              CONDENSED BALANCE SHEETS
                                          (Stated in Thousands of Dollars)

                                                       ASSETS

                                                                                   At June 30,
                                                                                      1997               At December 31,
                                                                                   (Unaudited)              1996
                                                                                  --------------       ----------------
UTILITY PLANT:
Plant in service, at original cost                                                $   1,497,632        $   1,483,875
Less accumulated provision for depreciation                                             548,478              526,776
                                                                                  --------------       --------------
                                                                                        949,154              957,099
Construction work in progress                                                            44,304               35,100
                                                                                  --------------       --------------
Total                                                                                   993,458              992,199
                                                                                  --------------       --------------

OTHER PROPERTY AND INVESTMENTS:                                                           3,002                3,054
                                                                                  --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                12,794                7,058
Receivables--
     Customer accounts receivable                                                        28,283               26,364
     Regulatory clauses under recovery                                                    8,869                7,300
     Other accounts and notes receivable                                                  7,531                7,468
     Affiliated companies                                                                 6,042                6,329
     Accumulated provision for uncollectible accounts                                      (625)                (839)
Fossil fuel stock, at average cost                                                       15,400               12,168
Materials and supplies, at average cost                                                  20,300               21,083
Current portion of accumulated deferred income taxes                                      3,862                7,227
Prepayments                                                                               5,751                4,744
Vacation pay deferred                                                                     4,806                4,806
                                                                                  --------------       --------------
Total                                                                                   113,013              103,708
                                                                                  --------------       --------------

DEFERRED CHARGES:
Debt expense and loss, being amortized                                                   11,600               12,220
Deferred charges related to income taxes                                                 22,806               22,274
Long-term notes receivable                                                                3,140                3,737
Miscellaneous                                                                             7,594                5,135
                                                                                  --------------       --------------
Total                                                                                    45,140               43,366
                                                                                  --------------       --------------

TOTAL ASSETS                                                                      $   1,154,613        $   1,142,327
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




                           MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                           CAPITALIZATION AND LIABILITIES

                                                                                   At June 30,
                                                                                      1997               At December 31,
                                                                                   (Unaudited)              1996
                                                                                  --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 1,130,000 shares; outstanding 1,121,000 shares                    $      37,691        $      37,691
Paid-in capital                                                                         179,389              179,389
Premium on preferred stock                                                                  372                  372
Retained earnings                                                                       166,145              166,282
                                                                                  --------------       --------------
                                                                                        383,597              383,734
Preferred stock                                                                          39,414               74,414
Company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding Company Junior Subordinated Notes (Note I)                 35,000                    -
Long-term debt                                                                          291,532              326,379
                                                                                  --------------       --------------
Total                                                                                   749,543              784,527
                                                                                  --------------       --------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                      35,000                    -
Long-term debt due within one year                                                       35,010                   10

Accounts payable--
     Affiliated companies                                                                 5,558                4,136
     Regulatory clauses over recovery                                                     9,420                8,788
     Other                                                                               26,651               38,720
Customer deposits                                                                         3,412                3,154
Taxes accrued--
     Federal and state income                                                               632                    -
     Other                                                                               18,806               32,445
Interest accrued                                                                          4,238                4,384
Miscellaneous                                                                            13,777               13,942
                                                                                  --------------       --------------
Total                                                                                   152,504              105,579
                                                                                  --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       132,466              133,437
Accumulated deferred investment tax credits                                              27,727               28,333
Deferred credits related to income taxes                                                 40,032               40,568
Postretirement benefits                                                                  22,426               21,850
Accumulated provision for property damage                                                13,705               12,955
Miscellaneous                                                                            16,210               15,078
                                                                                  --------------       --------------
Total                                                                                   252,566              252,221
                                                                                  --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                              $   1,154,613        $   1,142,327
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



                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                                       AND
                     YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the second quarter and year-to-date 1997 was $12.6 million and $23.3 million, respectively, compared to $11.4 million and $23.1 million for the corresponding periods of 1996. Earnings for the current quarter increased by 10.7% primarily as a result of lower operating expenses. For the year-to-date period, earnings were relatively flat as evidenced by the slight 0.7% increase.

     Significant income statement items appropriate for discussion include the following:

                                                                       Increase (Decrease)
                                                     --------------------------------------------------------
                                                           Second Quarter               Year-To-Date
                                                     --------------------------- ----------------------------
                                                      (in thousands)      %       (in thousands)       %
Revenues...........................................      $(2,990)         (2.3)     $(10,161)         (4.0)
Revenues from affiliates...........................       (4,844)        (75.6)       (7,724)        (91.9)
Fuel expense.......................................       (6,088)        (16.6)       (6,447)         (9.7)
Purchased power from affiliates....................        3,107          41.3           624           3.0
Other operation expense............................       (2,667)        (10.1)       (6,601)        (12.9)
Maintenance expense................................       (2,150)        (14.8)       (2,834)        (11.4)


     Revenues. The decrease in revenues was primarily due to a 7.8% decrease for the quarter and a 4.8% decrease for year-to-date in the amount of energy sold. Total retail energy sales decreased 2.9% and 2.1% for the quarter and year-to-date, respectively, primarily due to a 13.4% and 10.3% decrease in the amount of energy sold to residential customers. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, decreased $0.8 million for the quarter and $4.4 million for year-to-date 1997 primarily due to milder temperatures experienced during these periods as compared to 1996. Second quarter and year-to-date revenues from territorial wholesale customers, excluding fuel revenues which do not affect income, decreased $0.2 million and $3.2 million, respectively, compared to the same periods of 1996, with a decrease in energy sales of 4.5% and 4.0%, respectively.

     Fuel expense. The second quarter and year-to-date 1997 decreases can be attributed to the lower cost of fuel and to decreases in generation of 12.0% for the quarter and 4.4% year-to-date 1997. Generation decreased due to the reduced demand for energy resulting from milder temperatures.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. In addition, the second quarter and year-to-date 1997 periods reflect adjustments in affiliated billings. These transactions do not have a significant impact on earnings.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Other operation expense. This decrease for the quarter and year-to-date 1997 as compared to the corresponding periods of 1996 is primarily due to lower administrative and general expenses.

     Maintenance expense. Maintenance expenses will vary from period to period depending on the timing and scheduling of maintenance outages and other projects.


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

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity, and its components. MISSISSIPPI will adopt the standard in 1998.

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131, which supersedes Statement Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. MISSISSIPPI is in the process of evaluating Statement No. 131 and its impact and will adopt the standard by 1998.

     Employees of MISSISSIPPI, in certain areas, including finance, environmental quality and external affairs, are being offered a Career Transition Plan. This voluntary plan is an effort to find appropriate ways to reduce employees, while at the same time providing employees with choices about their future. The costs to be incurred in connection with this plan are unknown at the present time.

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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first six months of 1997 included the addition of approximately $26.7 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first quarter of 1997, Mississippi Power Capital Trust I, a statutory business trust established for the purpose of holding MISSISSIPPI's junior subordinated notes and issuing trust preferred securities and common securities, sold $35 million of its 7.75% trust originated preferred securities which are guaranteed by MISSISSIPPI. For additional information, see Note (I) in the "Notes to the Condensed Financial Statements" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Sources of Capital" of MISSISSIPPI in the Form 10-K.

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

     To meet short-term cash needs and contingencies, MISSISSIPPI had at June 30, 1997, approximately $12.8 million of cash and cash equivalents and approximately $76.3 million of unused committed credit arrangements with banks (including $10.8 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At June 30, 1997, MISSISSIPPI had no short-term borrowings outstanding. Since MISSISSIPPI has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY



                      SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                    For the Three Months           For the Six Months
                                                                         Ended June 30,                Ended June 30,
                                                                      1997          1996          1997           1996

OPERATING REVENUES:
Revenues                                                          $   52,298     $  61,183     $  95,185     $   110,550
Revenues from affiliates                                                 218           723           276           1,931
                                                                  -----------    ----------    ----------    ------------
Total operating revenues                                              52,516        61,906        95,461         112,481
                                                                  -----------    ----------    ----------    ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                              6,937         8,743        10,454          12,692
     Purchased power from non-affiliates                                 277           662           682           1,212
     Purchased power from affiliates                                  10,748        15,670        20,030          31,520
     Other                                                            10,968        11,410        21,642          21,693
Maintenance                                                            3,518         3,321         6,560           6,451
Depreciation and amortization                                          5,028         4,902        10,020           9,804
Taxes other than income taxes                                          2,774         3,158         5,615           6,178
Federal and state income taxes                                         3,640         4,254         5,715           6,583
                                                                  -----------    ----------    ----------    ------------
Total operating expenses                                              43,890        52,120        80,718          96,133
                                                                  -----------    ----------    ----------    ------------
OPERATING INCOME                                                       8,626         9,786        14,743          16,348
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                       60            98           205             181
Interest income                                                          122           103           124             105
Other, net                                                                93          (402)          (91)           (718)
Income taxes applicable to other income                                  (83)          116           (13)            233
                                                                  -----------    ----------    ----------    ------------
INCOME BEFORE INTEREST CHARGES                                         8,818         9,701        14,968          16,149
                                                                  -----------    ----------    ----------    ------------
INTEREST CHARGES:
Interest on long-term debt                                             2,841         3,104         5,612           6,018
Allowance for debt funds used during construction                        (61)          (94)         (141)           (176)
Interest on notes payable                                                 60            36           120             138
Amortization of debt discount, premium, and expense, net                 185           107           366             211
Other interest charges                                                    76           108           168             197
                                                                  -----------    ----------    ----------    ------------
Net interest charges                                                   3,101         3,261         6,125           6,388
                                                                  -----------    ----------    ----------    ------------
NET INCOME                                                             5,717         6,440         8,843           9,761
DIVIDENDS ON PREFERRED STOCK                                             581           581         1,162           1,162
                                                                  -----------    ----------    ----------    ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                 $    5,136     $   5,859     $   7,681     $     8,599
                                                                  ===========    ==========    ==========    ============






         The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.






                      SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                               For the Six Months
                                                                                                   Ended June 30,
                                                                                              1997             1996
OPERATING ACTIVITIES:
Net income                                                                               $      8,843      $     9,761
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                         10,299           10,241
         Deferred income taxes and investment tax credits, net                                    211            3,264
         Allowance for equity funds used during construction                                     (205)            (181)
         Other, net                                                                             1,128            1,444
         Changes in certain current assets and liabilities--
            Receivables, net                                                                    1,829           (7,835)
            Inventories                                                                         1,411             (608)
            Payables                                                                           (3,161)           5,287
            Taxes accrued                                                                       1,173            2,103
            Other                                                                              (2,767)          (2,503)
                                                                                         -------------     ------------
Net cash provided from operating activities                                                    18,761           20,973
                                                                                         -------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                      (10,364)         (15,150)
Other                                                                                          (1,508)          (3,936)
                                                                                         -------------     ------------
Net cash used for investing activities                                                        (11,872)         (19,086)
                                                                                         -------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     First mortgage bonds                                                                           -           20,000
     Other long-term debt                                                                      13,870           17,000
Retirements--
     First mortgage bonds                                                                           -           (1,200)
     Other long-term debt                                                                     (14,104)            (146)
Notes payable, net                                                                              3,000           (4,000)
Payment of preferred stock dividends                                                           (1,162)          (1,162)
Payment of common stock dividends                                                             (10,500)          (9,600)
Miscellaneous                                                                                    (254)            (257)
                                                                                         -------------     ------------
Net cash provided from (used for) financing activities                                         (9,150)          20,635
                                                                                         -------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (2,261)          22,522
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                5,214              877
                                                                                         -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $      2,953      $    23,399
                                                                                         =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                $      6,042      $     5,935
     Income taxes                                                                               5,313            2,547





         The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                           54


                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                                     ASSETS

                                                                                   At June 30,
                                                                                      1997             At December 31,
                                                                                  (Unaudited)             1996
                                                                                  -------------       --------------
UTILITY PLANT:
Plant in service, at original cost                                                $    749,948        $   739,461
Less accumulated provision for depreciation                                            312,652            304,760
                                                                                  -------------       ------------
                                                                                       437,296            434,701
Construction work in progress                                                           11,288             13,463
                                                                                  -------------       ------------
Total                                                                                  448,584            448,164
                                                                                  -------------       ------------

OTHER PROPERTY AND INVESTMENTS:                                                          1,784              1,785
                                                                                  -------------       ------------

CURRENT ASSETS:
Cash and cash equivalents                                                                2,953              5,214
Special deposits                                                                           240              1,395
Receivables--
     Customer accounts receivable                                                       21,557             18,827
     Other accounts and notes receivable                                                   770                769
     Affiliated companies                                                                  718                844
     Accumulated provision for uncollectible accounts                                     (477)              (632)
     Fuel cost under recovery                                                            3,855              7,289
Fossil fuel stock, at average cost                                                       4,905              5,892
Materials and supplies, at average cost                                                  7,589              8,013
Prepayments                                                                              8,768              6,135
                                                                                  -------------       ------------
Total                                                                                   50,878             53,746
                                                                                  -------------       ------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                                18,883             19,167
Premium on reacquired debt, being amortized                                              7,455              7,142
Cash surrender value of life insurance for deferred compensation plans                  10,288             10,288
Miscellaneous                                                                            2,018              2,003
                                                                                  -------------       ------------
Total                                                                                   38,644             38,600
                                                                                  -------------       ------------

TOTAL ASSETS                                                                      $    539,890        $   542,295
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

                                                        55


                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                         CAPITALIZATION AND LIABILITIES

                                                                                   At June 30,
                                                                                      1997             At December 31,
                                                                                  (Unaudited)             1996
                                                                                  -------------       --------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $5 per share)--
     authorized 16,000,000 shares; outstanding 10,844,635 shares                  $     54,223         $   54,223
Paid-in capital                                                                          8,688              8,688
Retained earnings                                                                      106,554            109,373
                                                                                  -------------       ------------
                                                                                       169,465            172,284
Preferred stock                                                                         35,000             35,000
Long-term debt                                                                         161,997            161,801
                                                                                  -------------       ------------
Total                                                                                  366,462            369,085
                                                                                  -------------       ------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                         631                637
Notes payable                                                                            8,000              5,000
Accounts payable--
     Affiliated companies                                                                4,927              6,374
     Other                                                                               6,977             10,201
Customer deposits                                                                        5,396              5,232
Taxes accrued--
     Federal and state income                                                                -                  -
     Other                                                                               2,188              1,015
Interest accrued                                                                         4,991              5,275
Vacation pay accrued                                                                     2,112              2,038
Miscellaneous                                                                            5,549              7,470
                                                                                  -------------       ------------
Total                                                                                   40,771             43,242
                                                                                  -------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       78,469             76,654
Accumulated deferred investment tax credits                                             12,939             13,271
Deferred credits related to income taxes                                                22,737             22,792
Deferred compensation plans                                                              9,012              8,602
Postretirement benefits                                                                  6,038              5,472
Miscellaneous                                                                            3,462              3,177
                                                                                  -------------       ------------
Total                                                                                  132,657            129,968
                                                                                  -------------       ------------

TOTAL CAPITALIZATION AND LIABILITIES                                              $    539,890          $ 542,295
                                                                                  =============       ============




        The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                          56


                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1997 vs. SECOND QUARTER 1996
                                       AND
                     YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the second quarter and year-to-date 1997 was $5.1 million and $7.7 million, as compared to $5.9 million and $8.6 million for the corresponding periods of 1996. Earnings decreased 12.3% for the quarter and 10.7% for year-to-date due to a decrease in operating revenues caused primarily by milder-than-normal temperatures.

     Significant income statement items appropriate for discussion include the following:

                                                                       Increase (Decrease)
                                                     ---------------------------------------------------------
                                                           Second Quarter                Year-To-Date
                                                     --------------------------- -----------------------------
                                                     (in thousands)       %       (in thousands)       %
Revenues.......................................          $(8,885)      (14.5)       $(15,365)        (13.9)
Revenues from affiliates.......................             (505)      (69.8)         (1,655)        (85.7)
Fuel expense...................................           (1,806)      (20.7)         (2,238)        (17.6)
Purchased power from affiliates................           (4,922)      (31.4)        (11,490)        (36.5)
Taxes other than income taxes..................             (384)      (12.2)           (563)         (9.1)

         Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues for the quarter and year-to-date decreased $2.3 million and $2.9 million, respectively, compared to the corresponding periods of 1996. Revenues decreased as a result of decreased energy sales to residential, commercial and industrial customers of 14.7%, 4.3%, 9.4%, respectively, for the quarter and 11.6%, 1.8% and 1.8%, respectively, for year-to-date. The decreases were primarily due to milder-than-normal temperatures during the quarter and year-to-date for the residential and commercial sectors. The decreases in the industrial class were due to a decrease in the energy requirements of one of SAVANNAH's major industrial customers.

     Fuel expenses. The decreases for the quarter and year-to-date can be attributed to a decrease in the average cost of fuel and the overall lower demand for energy.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. In addition, the second quarter and year-to-date 1997 reflect an adjustment in affiliated billings. These transactions do not have a significant impact on earnings.

     Taxes other than income taxes. The decreases for the quarter and year-to-date 1997 were due to a true-up of property tax accrual to actual tax expense in 1996 and lower franchise taxes.

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

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity, and its components. SAVANNAH will adopt the standard in 1998.

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131, which supersedes Statement Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. SAVANNAH is in the process of evaluating Statement No. 131 and its impact and will adopt the standard by 1998.

     Reference is made to Notes (B) and (Q) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first six months of 1997 included the addition of approximately $10.4 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

In April 1997, SAVANNAH sold, through a public authority, $13.87 million of variable rate pollution control revenue bonds due 2037. The proceeds were applied to the redemption in May 1997 of $13.87 million of 6 3/4% pollution control revenue bonds.

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

     To meet short-term cash needs and contingencies, SAVANNAH had at June 30, 1997, approximately $3.0 million of cash and cash equivalents and approximately $32.5 million of unused credit arrangements with banks. At June 30, 1997, SAVANNAH had $8.0 million of short-term notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in each registrant's latest annual report on Form 10-K. Certain prior-period amounts have been reclassified to conform with current-period presentation.

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

(D) SOUTHERN engages in price risk management activities for trading and non-trading purposes. Reference is made to Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions that are employed to mitigate SOUTHERN's risk related to interest rate and foreign currency fluctuations. At June 30, 1997, the status of outstanding non-trading related derivative contracts was as follows:


                                                  Year of
                                                Maturity or            Notional              Unrealized
                      Type                     Termination              Amount              Gain (Loss)
                                                                                (in thousands)
        Interest rate swaps                        2002-2012           $778,071             $(9,533)
                                                   2001-2012     (pound)500,000             $(25,485)
        Cross currency swaps                       2001-2007     (pound)455,399             $(22,540)
          (pound) - Denotes British pounds sterling.

       Net unrealized gains and losses on outstanding positions with respect to trading activities were not material at June 30, 1997.

(E) On January 29, 1997, Southern Energy, a wholly-owned subsidiary of SOUTHERN, completed the acquisition of an 80% interest in CEPA for a total net investment of approximately $2.0 billion. (Reference is made to the Current Report on Form 8-K of SOUTHERN dated October 9, 1996 for a more detailed description of the acquisition. In addition, reference is also made to "Management's Discussion and Analysis - Future Earnings Potential" of SOUTHERN herein for information relating to the proposed acquisition by Southern Energy of an additional 19.99% interest in CEPA.)

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

         The following unaudited pro forma combined results of operations for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996 have been prepared assuming the acquisition of CEPA had occurred at the beginning of each period. The pro forma results assume acquisition financing of $764 million of short-term borrowings, $792 million of long-term notes and $400 million of capital securities and SOUTHERN's assumed effective composite interest rate on these obligations for each period presented was 6.70%. Eventually, the existing borrowing may be replaced by some other combination of long-term debt and equity.

         The pro forma results are provided for information only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated dates, nor are they necessarily indicative of future results of operations of the combined companies.

                                                        As Reported and Pro Forma Information (Unaudited)
                                                          (Stated in Thousands of Dollars, except per share)

                                                                  For the Three Months Ended June 30,
                                                                1997                                1996
                                                     As Reported       Pro Forma        As Reported       Pro Forma
      Operating revenues                                $2,717,195      $2,717,195         $2,563,507      $2,588,057
      Consolidated Net Income                              214,795         214,795            287,260         276,793
      Earnings Per Share of Common Stock                     $0.31          $0.31               $0.43           $0.41

                                                                  For the Six Months Ended June 30,
                                                                1997                                1996
                                                     As Reported       Pro Forma        As Reported       Pro Forma
      Operating revenues                                $5,301,609      $5,322,266         $4,992,862      $5,026,753
      Consolidated Net Income                              401,808         399,133            520,135         492,641
      Earnings Per Share of Common Stock                     $0.59          $0.59               $0.78           $0.73



(F) SOUTHERN's principal business segment -- or its traditional core business -- is the five electric utility operating companies, which provide electric service in four southeastern states. The other reportable business segment is Southern Energy, which owns and operates power production and delivery facilities in the United States and various international markets. Financial data for business segments and geographic areas are as follows: (in thousands)

         Business Segments                 Operating      Operating          Operating       Operating              Total
                                           Revenues        Income            Revenues         Income               Assets
                                         For the Three Months Ended          For the Six Months Ended                 At
                                                June 30, 1997                      June 30, 1997                 June 30, 1997
                                      ------------------------------    -------------------------------          -------------
         Traditional core business       $2,039,796          $364,344        $3,959,078         $698,773          $25,067,443
         Southern Energy                    677,399            65,213         1,342,531          126,936            9,344,936
                                       ------------        ----------       -----------        ---------        -------------
              Consolidated               $2,717,195          $429,557        $5,301,609         $825,709          $34,412,379
                                         ==========          ========        ==========         ========          ===========

                                         For the Three Months Ended          For the Six Months Ended                 At
                                                June 30, 1996                      June 30, 1996               December 31, 1996
                                      ------------------------------    -------------------------------        -----------------

         Traditional core business       $2,198,620          $425,724        $4,199,172         $799,776          $25,367,558
         Southern Energy                    364,887            24,174           793,690           58,184            4,924,244
                                       ------------        ----------      ------------       ----------        -------------
              Consolidated               $2,563,507          $449,898        $4,992,862         $857,960          $30,291,802
                                         ==========          ========        ==========         ========          ===========


         Geographic Areas                  Operating      Operating          Operating       Operating              Total
                                           Revenues        Income            Revenues         Income               Assets
                                         For the Three Months Ended          For the Six Months Ended                 At
                                                June 30, 1997                      June 30, 1997                 June 30, 1997
                                      ------------------------------    -------------------------------          -------------

         Domestic                        $2,333,315          $366,896        $4,431,790         $704,430          $25,814,270
         International:
                  Europe                    270,027            32,702           657,384           71,181            2,868,908
                  Asia                       70,576            28,176           113,705           46,506            4,286,442
                  Other                      43,277             1,783            98,730            3,592            1,442,759
                                      -------------       -----------     -------------      -----------        -------------
                    Total                $2,717,195          $429,557        $5,301,609         $825,709          $34,412,379
                                         ==========          ========        ==========         ========          ===========

                                         For the Three Months Ended          For the Six Months Ended                 At
                                                June 30, 1996                      June 30, 1996               December 31, 1996
                                      ------------------------------    -------------------------------        -----------------

         Domestic                        $2,224,333          $432,402        $4,246,067         $813,992          $25,868,253
         International:
                  Europe                    273,273            17,106           628,181           41,955            2,965,578
                  Asia                            -                 -                 -                -                    -
                  Other                      65,901               390           118,614            2,013            1,457,971
                                      -------------      ------------      ------------      -----------        -------------
                    Total                $2,563,507          $449,898        $4,992,862         $857,960          $30,291,802
                                         ==========          ========        ==========         ========          ===========


(G) Reference is made to Note 3 to each of the registrant's financial statements, except SAVANNAH's, in Item 8 of the Form 10-K for a discussion of the proceedings initiated by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts.

(H) Certain of the registrants and other SOUTHERN subsidiaries have instituted work force reduction programs. The expenses recognized under these programs and the unamortized balance of expenses deferred under regulatory orders were as follows: (in thousands)

                                 Three Months Ended             Six Months Ended            Unamortized Balance
                                        June 30,                       June 30,                 at June 30, 1997
                                 -----------------------        --------------------        --------------------
                                 1997              1996         1997          1996
                                 ----              ----         ----          ----

      ALABAMA                     $8,885          $8,044        $17,483      $12,409                  $32,817
      GEORGIA                      2,267           8,374          2,871       26,874                        -
      GULF                            91           1,275          1,242        2,234                        -
      MISSISSIPPI                     51           1,528            104        1,778                    1,991
      SAVANNAH                        12             234             27          234                        -
      OTHER                          123              26             47          214                        -
                               ---------         -------      ---------     --------                ---------
      SOUTHERN
         system                  $11,429         $19,481        $21,774      $43,743                  $34,808
                                 =======         =======        =======      =======                =========

(I) During the first six months of 1997, statutory business trusts formed by ALABAMA, GEORGIA, GULF, MISSISSIPPI, Southern Investments UK plc ("SIUK") and Southern Company Capital Funding, Inc. ("Southern Capital"), of which the respective companies own all the common securities, issued mandatorily redeemable preferred or capital securities as follows: (in thousands)

                                                                                                     Maturity Date
                                           Date of Issue       Amount        Rate        Notes          of Notes

           ALABAMA                              1/16/97        $200,000      7.60%       $206,000       12/31/2036
           GEORGIA                              1/16/97         175,000      7.60         180,000       12/31/2036
           GULF                                 1/31/97          40,000      7.625         41,000       12/31/2036
           MISSISSIPPI                          2/26/97          35,000      7.75          36,000        2/15/2037
           SIUK                                 1/29/97          82,000      8.23          85,000         2/1/2027
           Southern Capital                      2/4/97         325,000      8.19         335,000         2/1/2037
           Southern Capital                      2/4/97          75,000      8.14          77,000        2/15/2027
           GEORGIA                              6/11/97         189,250      7.75         195,000        3/31/2037
           Southern Capital                      6/6/97         200,000      7.75         206,000        3/31/2037

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

(L) In February 1996, the Georgia PSC approved a three-year accounting order, effective January 1, 1996, which is currently under appeal. GEORGIA is continuing to recognize expenses in accordance with the accounting order while it is under appeal. Under the order, earnings in excess of a 12.5% retail return on common equity will be used to accelerate the amortization of regulatory assets or depreciation of electric plant. Accordingly, for earnings in excess of the 12.5% return, GEORGIA recorded charges of $8 million and $28 million, respectively, for the three months and six months ended June 30, 1997 (presented in the accompanying financial statements as depreciation expense and as an addition to the reserve for depreciation). For additional information, reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K.

(M) In 1987 and 1989, the Georgia PSC ordered that the allowed costs of Plant Vogtle, a two-unit nuclear facility of which GEORGIA owns 45.7%, be phased into rates. Pursuant to the orders, GEORGIA recorded a deferred return under phase-in plans until October 1991 when the allowed investment was fully reflected in rates. In 1991, the Georgia PSC levelized the remaining Plant Vogtle declining capacity buyback expenses over a six-year period. In addition, GEORGIA deferred certain Plant Vogtle operating expenses and financing costs under accounting orders issued by the Georgia PSC. These Georgia PSC orders provide for the recovery of deferred costs within 10 years. The unamortized balance of these deferred costs at June 30, 1997, was $95.8 million.

(N) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning the recovery by GEORGIA of its costs associated with the Rocky Mountain pumped storage hydroelectric plant. At June 30, 1997, GEORGIA's net investment in the plant was approximately $167 million. In
      August 1997, the staff of the Georgia PSC issued a report regarding its prudence review of the plant. The report recommends that of GEORGIA's initial $202 million investment in the plant, approximately $79 million be allowed in rate base, with a disallowance of approximately
      $123 million. The report also concludes that GEORGIA should be allowed to retain the benefits of the plant's lower fuel costs (as compared to alternative sources of generation). The report states that as an alternative, it may be reasonable to provide a larger allowance in rate base and allow customers to receive the benefit of the fuel savings. GEORGIA estimates the present value of the fuel benefits over the life of the plant to be in the range of approximately $50 million to $70 million. The Georgia PSC intends to conclude hearings on this matter in December 1997, at which time the Georgia PSC will take the matter under advisement for future action. While GEORGIA disagrees with the Georgia PSC staff's conclusions, the outcome of this matter cannot now be determined.

(O) Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K for information relating to an agreement reached January 10, 1997, between GEORGIA and MEAG relating to a new power supply relationship. A power supply contract entered into between GEORGIA and MEAG has been approved by FERC.

(P) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(Q) SAVANNAH is currently undergoing an earnings review by the Georgia PSC. SAVANNAH and the Georgia PSC staff met in June 1997 and will meet in August 1997 to discuss resolution of the review.

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

                 (3) ALABAMA, GEORGIA and MISSISSIPPI, et al. v. TVA (U.S. District Court for the Northern District of Alabama)

                        On July 24, 1997, ALABAMA, GEORGIA, MISSISSIPPI and other plaintiffs entered into an agreement with TVA that will settle the action filed in April 1997, which sought to enjoin TVA from violating a 1959 act that prohibits TVA from selling power outside the area that was being served by it in 1957. In the settlement agreement, TVA agrees that it will enter into exchange power arrangements only with authorized entities to which it may lawfully sell such power under the 1959 act, and that it will not knowingly engage in such transactions where the authorized entity is reselling that power to unauthorized entities.

Item 4.          Submission of Matters to a Vote of Security Holders.

                 SOUTHERN

                 SOUTHERN held its annual meeting of stockholders on May 28, 1997. Each nominee for director of SOUTHERN received the requisite plurality of votes. The vote tabulation was as follows:

                     Nominees                               Shares For                  Shares Withhold Vote
                     John C. Adams                            509,862,951                         9,405,885
                     A. D. Correll                            509,761,454                         9,507,382
                     A. W. Dahlberg                           509,826,971                         9,441,866
                     Paul J. DeNicola                         509,923,297                         9,345,539
                     Jack Edwards                             503,710,753                        15,558,084
                     H. Allen Franklin                        509,956,952                         9,311,885
                     Bruce S. Gordon                          508,734,126                        10,534,710
                     L. G. Hardman III                        509,862,328                         9,406,508
                     Elmer B. Harris                          509,779,120                         9,489,717
                     William A. Parker, Jr.                   490,423,219                        28,845,516
                     William J. Rushton, III                  509,513,378                         9,755,458
                     Gloria M. Shatto                         509,507,344                         9,761,493
                     Gerald J. St. Pe                         490,870,363                        28,398,473
                     Herbert Stockham                         509,470,107                         9,798,729



Item 4.          Submission of Matters to a Vote of Security Holders.(Continued)

                 ALABAMA

                 ALABAMA held its annual common stockholders meeting on April 25, 1997, and the following persons were elected to serve as directors of ALABAMA:

                     Whit Armstrong                    William V. Muse
                     A. W. Dahlberg                    John T. Porter
                     Peter V. Gregerson, Sr.           Robert D. Powers
                     Bill M. Guthrie                   John W. Rouse
                     Elmer B. Harris                   William J. Rushton, III
                     Carl E. Jones, Jr.                James H. Sanford
                     Wallace D. Malone, Jr.            John Cox Webb, IV

                 All of the 5,608,955 outstanding shares of ALABAMA's common stock are owned by SOUTHERN and were voted for the election of such directors.

                 GEORGIA

                 By written consent, in lieu of the annual meeting of stockholders of GEORGIA, effective May 21, 1997, the following persons were elected to serve as directors of GEORGIA:


                     Daniel P. Amos                    James R. Lientz, Jr.
                     Juanita P. Baranco                William A. Parker, Jr.
                     Bennett A. Brown                  G. Joseph Prendergast
                     A. W. Dahlberg                    Herman J. Russell
                     William A. Fickling, Jr.          Gloria M. Shatto
                     H. Allen Franklin                 William Jerry Vereen
                     L. G. Hardman III                 Carl Ware
                     Warren Y. Jobe                    Thomas R. Williams

                 All of the 7,761,500 outstanding shares of GEORGIA's common stock are owned by SOUTHERN and were voted for the election of such directors.

                 GULF

                 By written consent, in lieu of the annual meeting of stockholders of GULF, effective June 24, 1997, the following persons were elected to serve as directors of GULF:

                     Travis J. Bowden                       W. Deck Hull, Jr.
                     Paul J. DeNicola                       Joseph K. Tannehill
                     Fred C. Donovan                        Barbara H. Thames

                 All of the 992,717 outstanding shares of GULF's common stock are owned by SOUTHERN and were voted for the election of such directors.

Item 4.          Submission of Matters to a Vote of Security Holders.(Continued)

                 MISSISSIPPI

                 MISSISSIPPI held its annual stockholders meeting on April 1, 1997, and the following persons were elected to serve as directors of MISSISSIPPI:

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

                 SAVANNAH

                 SAVANNAH held its annual stockholders meeting on May 20, 1997, and the following persons were elected to serve as directors of
                 SAVANNAH:

                     Helen Quattlebaum Artley         Walter D. Gnann
                     Archie H. Davis                  Robert B. Miller, III
                     Paul J. DeNicola                 Arnold M. Tenenbaum
                     Arthur M. Gignilliat, Jr

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
                                          (a)    SOUTHERN
                                          (b)    ALABAMA
                                          (c)    GEORGIA
                                          (d)    GULF
                                          (e)    MISSISSIPPI
                                          (f)    SAVANNAH

Item 6.          Exhibits and Reports on Form 8-K.

                        SOUTHERN filed a Current Report on Form 8-K dated June 5, 1997:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

                        GEORGIA filed a Current Report on Form 8-K dated June 6, 1997:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

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

                              Date: August 12, 1997

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

                              Date: August 12, 1997

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


                              Date: August 12, 1997

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


                              Date: August 12, 1997

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


                              Date: August 12, 1997

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

          SAVANNAH ELECTRIC AND POWER COMPANY

     By   Arthur M. Gignilliat, Jr.
          Chairman of the Board and Chief Executive Officer
          (Principal Executive Officer)

     By   Kirby R. Willis
          Vice President, Treasurer and Chief Financial Officer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                              Date: August 12, 1997