Form 10-Q
period 1997-09-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1997-11-14
CIK 92122, 3153, 41091, 44545, 66904, 86940

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________
                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1997
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

==============================================================================

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No____

                                                         Description of                                 Shares Outstanding
Registrant                                               Common Stock                                   at October 31, 1997

The Southern Company                                     Par Value $5 Per Share                         690,113,512
Alabama Power Company                                    Par Value $40 Per Share                          5,608,955
Georgia Power Company                                    No Par Value                                     7,761,500
Gulf Power Company                                       No Par Value                                       992,717
Mississippi Power Company                                Without Par Value                                1,121,000
Savannah Electric and Power Company                      Par Value $5 Per Share                          10,844,635

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


                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 30, 1997

                                                                                                                              Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4
                                                   PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited) and
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            6
                Condensed Consolidated Statements of Cash Flows....................................................            7
                Condensed Consolidated Balance Sheets..............................................................            8
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           10
             Alabama Power Company
                Condensed Statements of Income.....................................................................           17
                Condensed Statements of Cash Flows.................................................................           18
                Condensed Balance Sheets...........................................................................           19
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           21
                Exhibit 1 - Report of Independent Public Accountants...............................................           25
             Georgia Power Company
                Condensed Statements of Income.....................................................................           27
                Condensed Statements of Cash Flows.................................................................           28
                Condensed Balance Sheets...........................................................................           29
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           31
                Exhibit 1 - Report of Independent Public Accountants...............................................           36
             Gulf Power Company
                Condensed Statements of Income.....................................................................           38
                Condensed Statements of Cash Flows.................................................................           39
                Condensed Balance Sheets...........................................................................           40
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           42
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           47
                Condensed Statements of Cash Flows.................................................................           48
                Condensed Balance Sheets...........................................................................           49
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           51
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           56
                Condensed Statements of Cash Flows.................................................................           57
                Condensed Balance Sheets...........................................................................           58
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           60
             Notes to the Condensed Financial Statements...........................................................           63
                                                    PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           71
Item 2.  Changes in Securities..................................................................................... Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information.........................................................................................           71
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           72
         Signatures ...............................................................................................           73



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


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES


                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                      For the Three Months               For the Nine Months
                                                                      Ended September 30,                  Ended September 30,
                                                                      1997             1996              1997             1996

OPERATING REVENUES                                               $   4,071,204    $   2,932,556     $   9,372,813    $   7,925,418
                                                                 --------------   --------------    --------------   --------------
OPERATING EXPENSES:
Operation--
     Fuel                                                              694,152          642,408         1,697,158        1,700,439
     Purchased power                                                 1,138,447          256,463         2,079,864          766,914
     Other (Note H)                                                    480,519          460,975         1,364,054        1,387,718
Maintenance                                                            164,748          169,856           567,593          553,573
Depreciation and amortization                                          357,564          249,915           936,595          745,751
Amortization of deferred Plant Vogtle costs (Note M)                    37,580           34,077           112,791          101,070
Taxes other than income taxes                                          145,668          162,836           436,635          485,044
Income taxes                                                           332,182          290,600           632,070          661,523
                                                                 --------------   --------------    --------------   --------------
Total operating expenses                                             3,350,860        2,267,130         7,826,760        6,402,032
                                                                 --------------   --------------    --------------   --------------
OPERATING INCOME                                                       720,344          665,426         1,546,053        1,523,386
OTHER INCOME:
Allowance for equity funds used during construction                      2,649            1,169             4,272            2,213
Interest income                                                         30,027           11,783            78,250           39,590
Other, net                                                              (3,678)          18,832            28,921           48,333
Income taxes applicable to other income                                 14,354          (19,264)           27,402            2,681
United Kingdom Windfall Profit Tax (Note R)                           (148,062)               -          (148,062)               -
                                                                 --------------   --------------    --------------   --------------
INCOME BEFORE INTEREST CHARGES                                         615,634          677,946         1,536,836        1,616,203
                                                                 --------------   --------------    --------------   --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                             160,891          126,428           478,236          389,774
Allowance for debt funds used during construction                       (1,840)          (4,400)          (10,424)         (15,189)
Interest on notes payable                                               26,406           30,288            81,834           95,095
Amortization of debt discount, premium and expense, net                  9,395           15,560            25,750           36,500
Other interest charges                                                  15,947           12,326            44,815           40,478
Minority interest in subsidiaries                                      (15,454)           3,765            12,888            4,591
Distributions on capital and preferred
     securities of subsidiary companies                                 34,572            4,183            84,965           11,823
Preferred dividends of subsidiary companies                             11,007           22,356            42,254           65,556
                                                                 --------------   --------------    --------------   --------------
Interest charges and other, net                                        240,924          210,506           760,318          628,628
                                                                 --------------   --------------    --------------   --------------

CONSOLIDATED NET INCOME                                          $     374,710    $     467,440     $     776,518    $     987,575
                                                                 ==============   ==============    ==============   ==============


AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING (Thousands)                              687,159          673,651           682,924          671,838

EARNINGS PER SHARE OF COMMON STOCK                                       $0.55            $0.69             $1.14            $1.47

CASH DIVIDENDS PAID PER SHARE
     OF COMMON STOCK                                                    $0.325           $0.315            $0.975           $0.945




              The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.


                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)
                                                                                             For the Nine Months
                                                                                              Ended September 30,
                                                                                          1997                 1996
OPERATING ACTIVITIES:
Consolidated net income                                                             $       776,518      $       987,575
Adjustments to reconcile net income to net cash provided by
     operating activities--
         Depreciation and amortization                                                    1,112,051              913,122
         Deferred income taxes and investment tax credits                                   (16,696)              67,694
         Allowance for equity funds used during construction                                 (4,272)              (2,213)
         Amortization of deferred Plant Vogtle costs (Note M)                               112,791              101,070
         Gain on asset sales                                                                (16,167)             (62,787)
         Other, net                                                                          76,471               39,254
         Changes in certain current assets and liabilities--
            Receivables, net                                                               (420,068)             (75,918)
            Fossil fuel stock                                                                33,942               64,170
            Materials and supplies                                                           18,553               22,266
            Prepayments                                                                     (24,433)             (29,748)
            Payables                                                                         34,266             (136,168)
            Customer deposits                                                                 2,418              (83,360)
            Taxes Accrued                                                                   478,208              159,459
            Other                                                                            85,096              (82,096)
                                                                                    ----------------     ----------------
Net cash provided from operating activities                                               2,248,678            1,882,320
                                                                                    ----------------     ----------------
INVESTING ACTIVITIES:
Gross property additions                                                                 (1,220,017)            (911,435)
Southern Energy business acquisitions                                                    (2,812,404)                   -
Sales of property                                                                            33,270              209,558
Other                                                                                       (42,086)             (98,990)
                                                                                    ----------------     ----------------
Net cash used for investing activities                                                   (4,041,237)            (800,867)
                                                                                    ----------------     ----------------
FINANCING ACTIVITIES:
Proceeds--
     Common stock                                                                           270,632               95,873
     Capital and preferred securities                                                     1,321,250              322,000
     First mortgage bonds                                                                         -               60,000
     Pollution control obligations                                                          339,500              146,100
     Other long-term debt                                                                 1,827,088              319,148
Retirements--
     Preferred stock                                                                       (428,440)             (78,897)
     First mortgage bonds                                                                  (112,409)            (377,149)
     Pollution control obligations                                                         (289,500)             (91,460)
     Other long-term debt                                                                  (534,095)          (1,116,073)
Special deposits-redemption funds                                                            (6,877)             (61,480)
Notes payable, net                                                                          316,104              (40,027)
Payment of common stock dividends                                                          (664,718)            (634,553)
Miscellaneous                                                                               (70,453)             (16,318)
                                                                                    ----------------     ----------------
Net cash provided from (used for) financing activities                                    1,968,082           (1,472,836)
                                                                                    ----------------     ----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     175,523             (391,383)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            444,832              772,340
                                                                                    ----------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $       620,355      $       380,957
                                                                                    ================     ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                  $674,499             $545,845
     Income taxes                                                                          $427,029             $458,731
Southern Energy business acquisitions--
     Fair value of assets acquired                                                       $4,795,324                    -
     Less cash paid for common stock                                                      2,812,404                    -
                                                                                      --------------       --------------
         Liabilities assumed                                                             $1,982,920                    -
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


                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                At September 30,
                                                                                      1997               At December 31,
                                                                                  (Unaudited)                1996
                                                                                 -----------------     ------------------
UTILITY PLANT:
Plant in service                                                                 $   33,702,312        $    33,260,914
Less accumulated provision for depreciation                                          11,727,455             10,921,242
                                                                                 ---------------       ----------------
                                                                                     21,974,857             22,339,672
Nuclear fuel, at amortized cost                                                         202,134                245,702
Construction work in progress                                                           845,908                683,924
                                                                                 ---------------       ----------------
Total                                                                                23,022,899             23,269,298
                                                                                 ---------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Goodwill, being amortized                                                             1,886,188                318,142
Leasehold interests                                                                   1,818,598                415,600
Equity investments in subsidiaries                                                    1,160,461                227,097
Long-term notes receivable                                                              582,530                      -
Nuclear decommissioning trusts, at market                                               365,338                278,938
Miscellaneous                                                                           269,313                261,175
                                                                                 ---------------       ----------------
Total                                                                                 6,082,428              1,500,952
                                                                                 ---------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                               620,355                444,832
Special deposits                                                                        169,472                139,387
Receivables, less accumulated provisions for uncollectible accounts
     of $78,063 at September 30, 1997 and $31,587 at December 31, 1996                2,064,490              1,363,159
Fossil fuel stock, at average cost                                                      236,604                269,940
Materials and supplies, at average cost                                                 494,834                509,409
Prepayments                                                                             294,201                252,977
Vacation pay deferred                                                                    75,690                 77,195
                                                                                 ---------------       ----------------
Total                                                                                 3,955,646              3,056,899
                                                                                 ---------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                              1,244,490              1,302,342
Deferred Plant Vogtle costs (Note M)                                                     58,198                170,988
Debt expense, being amortized                                                           101,742                 78,042
Premium on reacquired debt, being amortized                                             284,613                289,019
Miscellaneous                                                                           634,204                624,262
                                                                                 ---------------       ----------------
Total                                                                                 2,323,247              2,464,653
                                                                                 ---------------       ----------------

TOTAL ASSETS                                                                     $   35,384,220        $    30,291,802
                                                                                 ===============       ================



         The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.


                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                         At September 30,
                                                                              1997                At December 31,
                                                                           (Unaudited)                1996
                                                                         ----------------       ----------------
CAPITALIZATION:
Common stock, par value $5 per share-
     Authorized -- 1 billion shares
     Outstanding -- September 30, 1997: 689,591,537 shares
                          -- December 31, 1996: 677,035,961 shares       $     3,447,958        $     3,385,180
Paid-in capital                                                                2,265,204              2,067,228
Retained earnings                                                              3,875,410              3,763,987
                                                                         ----------------       ----------------
                                                                               9,588,572              9,216,395
Preferred stock of subsidiaries                                                  695,702                979,527
Subsidiary obligated mandatorily redeemable
     capital and preferred securities (Note I)                                 1,742,020                422,000
Long-term debt                                                                10,055,279              7,935,269
                                                                         ----------------       ----------------
Total                                                                         22,081,573             18,553,191
                                                                         ----------------       ----------------

CURRENT LIABILITIES:
Preferred stock of subsidiaries due within one year                               28,913                173,528
Long-term debt due within one year                                               679,670                191,411
Notes payable                                                                  1,871,505              1,482,822
Accounts payable                                                                 896,628                787,809
Customer deposits                                                                133,962                131,544
Taxes accrued--
     Income taxes                                                                395,708                 11,965
     Other                                                                       315,110                192,921
Interest accrued                                                                 191,525                187,152
Vacation pay accrued                                                             104,240                103,514
Miscellaneous                                                                    858,090                535,366
                                                                         ----------------       ----------------
Total                                                                          5,475,351              3,798,032
                                                                         ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              4,580,072              4,738,085
Deferred credits related to income taxes                                         844,343                879,090
Accumulated deferred investment tax credits                                      764,915                787,545
Employee benefits provisions                                                     488,647                439,176
Minority interests in subsidiaries                                               394,750                374,922
Prepaid capacity revenues                                                        113,206                122,496
Department of Energy assessments                                                  80,523                 80,523
Disallowed Plant Vogtle capacity buyback costs                                    56,316                 57,250
Storm damage reserves                                                             37,852                 35,112
Miscellaneous                                                                    466,672                426,380
                                                                         ----------------       ----------------
Total                                                                          7,827,296              7,940,579
                                                                         ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                     $    35,384,220        $    30,291,802
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



                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                                       AND
                     YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996

RESULTS OF OPERATIONS

Earnings

SOUTHERN's consolidated net income for the third quarter and year-to-date 1997 was $375 million ($0.55 per share) and $777 million ($1.14 per share), respectively, compared to $467 million ($0.69 per share) and $988 million ($1.47 per share) for the corresponding periods of 1996. Earnings decreased 19.8% and 21.4% for the quarter and year-to-date, respectively due to several factors. These factors included a windfall profit tax imposed by the government of the United Kingdom on SWEB and increased depreciation and amortization expenses. The windfall profit tax caused a one-time charge in the third quarter reducing earnings by $111 million or about $0.16 per share, after giving effect to minority interest.

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

     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     --------------------------------------------------------------
                                                             Third Quarter                   Year-To-Date
                                                     ------------------------------- ------------------------------
                                                       (in thousands)        %       (in thousands)          %
Operating revenues...............................      $1,138,648           38.8       $1,447,395           18.3
Purchased power expense..........................         881,984          343.9        1,312,950          171.2
Depreciation and amortization expense............         107,649           43.1          190,844           25.6
Taxes other than income taxes....................         (17,168)         (10.5)         (48,409)         (10.0)
Interest income..................................          18,244          154.8           38,660           97.7
Income taxes applicable to other income..........          33,618         (174.5)          24,721            N/M
United Kingdom Windfall Profit Tax...............        (148,062)            N/A        (148,062)           N/A
Interest on long-term debt.......................          34,463           27.3           88,462           22.7
Interest on notes payable........................          (3,882)         (12.8)         (13,261)         (13.9)
Minority interest in subsidiaries................         (19,219)            N/M           8,297          180.7
Distributions on capital and preferred
   securities of subsidiary companies............          30,389             N/M          73,142             N/M
Preferred dividends of subsidiary
   companies.....................................         (11,349)         (50.8)         (23,302)         (35.5)

     N/M - Not meaningful.
     N/A - Not applicable.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


    Operating revenues. Operating revenues for the traditional core business for the third quarter increased $207 million or 8.1% and year-to-date decreased $33 million or 0.5%, compared to the corresponding periods of 1996. Operating revenues for non-traditional business were up $931 million or 260.2% for the quarter and $1.480 billion or 128.5% for year-to-date. The increase in third quarter traditional core revenues was mainly due to a 5.6% increase in energy sales during the quarter. Energy sales to the residential, commercial and industrial sectors increased by 5.7%, 5.4% and 4.1%, respectively. The decrease in year-to-date traditional core revenues was mainly due to the 5.2% decrease in energy sales to residential customers. This decrease in energy sales was a result of milder-than-normal weather experienced throughout the operating companies' service areas. Non-traditional operating revenues increased for the quarter and year-to-date due primarily to increased sales by Southern Energy's energy marketing organization. These revenues were $883 million and $1.313 billion for the current quarter and year-to-date 1997, respectively.

     Purchased power expense. For the third quarter, purchased power expenses for the traditional core business rose by 35.3% while year-to-date traditional core business purchased power expenses fell by 5.5%. The increase for the quarter was primarily due to increased energy sales to residential, commercial and industrial customers. The decrease year-to-date was primarily due to decreased energy sales to residential customers. For non-traditional business, purchased power expenses rose 466.9% and 225.8% for the quarter and year-to-date 1997. These increases are primarily due to the power purchasing activities of Southern Energy's energy marketing organization. These power purchases rose by $866 million for the quarter and $1.288 billion year-to-date.

     Depreciation and amortization expense. Depreciation and amortization expense of the traditional core business for the quarter and year-to-date increased compared to the corresponding periods in 1996. These increases can be attributed primarily to additional depreciation charges of $76.7 million and $104.9 million, respectively for the quarter and year-to-date 1997 pursuant to GEORGIA's retail accounting order as discussed in Note (L) in the "Notes to the Condensed Financial Statements" herein. Additions to utility plant further contributed to the increase in depreciation and amortization for the quarter and year-to-date 1997. The acquisition of CEPA is the primary cause for the increases in non-traditional business depreciation and amortization expense for the quarter and year-to-date. These expenses increased by $23.6 million and $63.0 million for the respective periods.

     Taxes other than income taxes. Taxes other than income taxes decreased for the third quarter and year-to-date 1997 when compared to the same periods of 1996 primarily due to reductions of $17.7 million for the quarter and $51.4 million year-to-date attributable to SWEB. These decreases resulted from the lowering, in November 1996, of the taxes on electricity sales in the United Kingdom from 10% to 3.7%.

     Interest income. The increase in interest income for the quarter and year-to-date as compared to the corresponding periods of 1996, is due to a $14.2 million increase for the quarter and a $33.4 million increase year-to-date in interest income for the non-traditional business, primarily CEPA.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Income taxes applicable to other income. The decreases for the quarter and year-to-date 1997 when compared to the same periods in 1996 is primarily due to increased tax benefits from increased interest expense at the corporate level and to taxes relating to the sale, in July 1996, of a 25% interest in SWEB.

     United Kingdom Windfall Profit Tax. This item represents 100% of the Windfall Profit Tax applicable to SWEB before giving effect to a 25% minority interest ownership. See Note (R) in the "Notes to the Condensed Financial Statements" herein for further details.

     Interest on long-term debt. Interest on long-term debt for the quarter and year-to-date 1997 compared to the same periods of 1996, increased primarily due to the CEPA acquisition. Southern Energy's interest on long-term debt increased $43.3 million for the quarter and $92.6 million year-to-date 1997 compared to the corresponding periods in 1996, mainly as a result of that acquisition.

     Interest on notes payable. The decreases for the quarter and year-to-date when compared to the same periods of 1996, is primarily due to a reduction in the amount of notes payable outstanding for the non-traditional business.

     Minority interest in subsidiaries. The decrease in minority interest for the quarter results from the recording of the effect of the windfall profit tax. Such tax also affected year-to-date 1997 results; however, its effect was somewhat offset due to minority interests in other consolidated subsidiaries.

     Distributions on capital and preferred securities of subsidiaries. This increase for the quarter and year-to-date 1997 resulted from the sales of securities in 1996 and the first half of 1997. See Note (I) in the "Notes to the Condensed Financial Statements" herein for additional information.

     Preferred dividends of subsidiary companies. The decrease in this item for the quarter and year-to-date when compared to the corresponding periods in 1997 is due to redemptions of preferred stock, including redemptions during the first, second and third quarters of 1997. See "Financing Activities" herein for additional information.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment, with non-traditional business becoming more significant.

     On September 29, 1997, SOUTHERN, through Southern Energy, completed its purchase of 26% of the outstanding common stock of Berliner Kraft und Licht AG (Bewag), the vertically integrated electric utility that serves Berlin, Germany, for approximately $820 million. That investment is accounted for under the equity method.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   In July 1997, Southern Energy entered into an agreement to acquire Hopewell Holdings Limited's (Hopewell) 19.99% share of CEPA. Under this agreement, which closed on August 13, 1997, Southern Energy bought from Hopewell its CEPA shares in exchange for $150 million and CEPA's 80% interest in the Tanjung Jati B Project. The Tanjung Jati B Project is a 1,320 megawatt coal-fired power station under development in Central Java, Indonesia. As a result of the transaction, Southern Energy now owns over 99.9% of CEPA's shares.

     In August 1997, Southern Energy entered into an agreement with Vastar Resources Inc. (Vastar) providing for the organization of a limited partnership to which the parties are to contribute their gas and power trading and marketing businesses. Southern Energy and Vastar initially acquired indirect ownership interests of 60% and 40%, respectively, of the new entity. In September 1997, Southern Energy contributed its gas marketing operations to the partnership and made a cash payment of $40 million into escrow for Vastar's account.

     For additional information relating to non-traditional business activities, including information relating to the acquisition of Southern Energy's interest in CEPA, see Item 1 - BUSINESS - "New Business Development" in the Form 10-K.

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

     In July 1997, the United States Environmental Protection Agency ("EPA") published revisions to the ambient air quality standards for ozone and particulate matter, making the standards significantly more stringent. In addition, in October 1997, EPA issued a proposed rule which, if implemented as proposed, would require substantial further reductions in NOx emissions from fossil-fueled generating facilities. Implementation of the above-described standards and proposed rules would result in increased compliance costs and capital expenditures for the operating companies in amounts that cannot be determined at this time.

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


FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first nine months of 1997 included the addition of approximately $1.2 billion to utility plant and the acquisition of CEPA. The funds for these additions and other capital requirements were from operations and sales of securities. See SOUTHERN's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first nine months of 1997, retirements of the operating companies' first mortgage bonds totaled $109 million and redemptions of preferred stock totaled $428 million. Subsidiaries of SOUTHERN, ALABAMA, GEORGIA, GULF and MISSISSIPPI have formed statutory business trusts which sold, during the first nine months of 1997, an aggregate of $1.3 billion of trust preferred or capital securities. See Note (I) in the "Notes to the Condensed Financial Statements" herein for further details.

     During the first nine months of 1997, SOUTHERN raised $271 million from the issuance of new common stock under SOUTHERN's various stock plans. The market price of SOUTHERN's common stock at September 30, 1997 was $22.5625 per share and the book value was $13.90 per share, representing a market-to-book ratio of 162%, compared to $22.625, $13.61 and 166%, respectively, at the end of 1996. The dividend for the third quarter of 1997 was $0.325 per share.

Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SOUTHERN under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturing debt. Approximately $709 million will be required by September 30, 1998, for present sinking fund requirements, redemption of preferred stock and redemptions and maturities of long-term debt. Also, the operating companies plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

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

     To meet short-term cash needs and contingencies, the SOUTHERN system had at September 30, 1997, approximately $620 million of cash and cash equivalents and approximately $4,265 million of unused credit arrangements with banks (including $1,160 million of such arrangements under which borrowings may be made only to fund purchase obligations of the operating companies relating to variable rate pollution control bonds). At September 30, 1997, the system companies had outstanding approximately $218 million of short-term notes payable and $1,653 million of commercial paper. Since SOUTHERN's construction program with respect to major generating projects in the traditional core business has been completed, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) in the "Notes to the Condensed Financial Statements" herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY

                             ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)




                                                                 For the Three Months             For the Nine Months
                                                                  Ended September 30,             Ended September 30,
                                                                 1997            1996             1997             1996


 OPERATING REVENUES:                                         $   932,313     $   869,950     $   2,289,637    $   2,253,194
 Revenues                                                         30,133          43,358           105,666          172,510
 Revenues from affiliates                                   ------------    ------------    --------------   --------------
 Total operating revenues                                        962,446         913,308         2,395,303        2,425,704
                                                             ------------    ------------    --------------   --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                        253,645         245,386           660,216          668,034
     Purchased power from non-affiliates                          25,036          11,795            33,180           31,651
     Purchased power from affiliates                              25,313          27,502            70,822           67,365
     Other                                                       125,618         124,623           367,622          375,808
Maintenance                                                       47,171          62,361           193,668          193,354
Depreciation and amortization                                     82,346          80,142           247,628          239,859
Taxes other than income taxes                                     43,161          46,507           138,553          140,244
Federal and state income taxes                                   110,669          92,469           184,922          193,141
                                                             ------------    ------------    --------------   --------------
Total operating expenses                                        712,959         690,785         1,896,611        1,909,456
                                                             ------------    ------------    --------------   --------------
OPERATING INCOME                                                 249,487         222,523           498,692          516,248
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                    -             161                 -              594
Income from subsidiary                                               876             944             2,861            2,885
Interest income                                                    7,879           6,521            23,626           21,506
Other, net                                                        (5,993)         (7,907)          (20,642)         (30,526)
Income taxes applicable to other income                            7,033           1,368             7,419           15,463
                                                             ------------    ------------    --------------   --------------
INCOME BEFORE INTEREST CHARGES                                   259,282         223,610           511,956          526,170
                                                             ------------    ------------    --------------   --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                        41,618          42,179           124,846          127,067
Allowance for debt funds used during construction                   (299)         (1,390)           (2,679)          (5,112)
Interest on interim obligations                                    7,144           5,374            18,016           16,852
Amortization of debt discount, premium and expense, net            2,403          10,165             7,201           19,809
Other interest charges                                             7,382           6,221            21,345           21,179
Distributions on preferred securities of subsidiary trusts         5,588           1,788            16,174            4,928
                                                             ------------    ------------    --------------   --------------
Total Interest charges and other                                  63,836          64,337           184,903          184,723
                                                             ------------    ------------    --------------   --------------
NET INCOME                                                       195,446         159,273           327,053          341,447
DIVIDENDS ON PREFERRED STOCK                                       3,646           6,684            14,309           19,921
                                                             ------------    ------------    --------------   --------------
NET INCOME AFTER DIVIDENDS ON
 PREFERRED STOCK                                             $   191,800     $   152,589     $     312,744    $     321,526
                                                             ============    ============    ==============   ==============



                             ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                             1997               1996
OPERATING ACTIVITIES:
Net income                                                                                  $ 327,053      $     341,447
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                        294,436            303,893
         Deferred income taxes and investment tax credits, net                                  1,147                (50)
         Allowance for equity funds used during construction                                        -               (594)
         Other, net                                                                              (911)            22,666
         Changes in certain current assets and liabilities--
            Receivables, net                                                                  (75,636)           (39,366)
            Inventories                                                                         2,439             40,621
            Prepayments                                                                       (37,607)           (27,527)
            Payables                                                                          (76,033)           (71,740)
            Taxes accrued                                                                     114,784             81,314
            Energy cost recovery, retail                                                       (3,015)            25,186
            Other                                                                             (17,027)            (9,764)
                                                                                           -------------   -------------
Net cash provided from operating activities                                                   529,630            666,086
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                     (290,200)          (325,313)
Other                                                                                         (32,258)           (34,838)
                                                                                         -------------     -------------
Net cash used for investing activities                                                       (322,458)          (360,151)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Company obligated mandatorily redeemable preferred securities                            200,000             97,000
Retirements--
     Preferred stock                                                                         (162,000)                 -
     First mortgage bonds                                                                     (19,801)           (83,797)
     Other long-term debt                                                                        (693)              (706)
Interim obligations, net                                                                       55,083            (58,637)
Payment of preferred stock dividends                                                          (17,027)           (19,945)
Payment of common stock dividends                                                            (251,800)          (228,800)
Miscellaneous                                                                                  (6,407)            (3,042)
                                                                                         -------------     -------------
Net cash used for financing activities                                                       (202,645)          (297,927)
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         4,527              8,008
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                9,587             12,616
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $    14,114      $      20,624
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                 $   162,897      $     152,197
     Income taxes                                                                              97,705            135,370





           The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.





                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                At September 30,
                                                                                    1997               At December 31,
                                                                                 (Unaudited)               1996
                                                                               ----------------       -----------------
UTILITY PLANT:
Plant in service                                                               $    10,981,995         $  10,806,921
Less accumulated provision for depreciation                                          4,322,467             4,113,622
                                                                               ----------------       ---------------
                                                                                     6,659,528             6,693,299
Nuclear fuel, at amortized cost                                                         89,597               123,862
Construction work in progress                                                          298,087               256,802
                                                                               ----------------       ---------------
Total                                                                                7,047,212             7,073,963
                                                                               ----------------       ---------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                         25,093                26,032
Nuclear decommissioning trusts                                                         173,558               148,760
Miscellaneous                                                                           21,844                20,243
                                                                               ----------------       ---------------
Total                                                                                  220,495               195,035
                                                                               ----------------       ---------------

CURRENT ASSETS:
Cash and cash equivalents                                                               14,114                 9,587
Receivables--
     Customer accounts receivable                                                      400,392               334,150
     Other accounts and notes receivable                                                50,128                28,524
     Affiliated companies                                                               42,318                47,630
     Accumulated provision for uncollectible accounts                                   (2,213)               (1,171)
Refundable income taxes                                                                      -                 5,856
Fossil fuel stock, at average cost                                                      90,611                81,704
Materials and supplies, at average cost                                                156,446               167,792
Prepayments                                                                            169,477               131,870
Vacation pay deferred                                                                   27,083                28,369
                                                                               ----------------       ---------------
Total                                                                                  948,356               834,311
                                                                               ----------------       ---------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                               407,858               410,010
Debt expense, being amortized                                                            7,399                 7,398
Premium on reacquired debt, being amortized                                             79,245                84,149
Uranium enrichment decontamination and decommissioning fund                             37,490                37,490
Miscellaneous                                                                           95,940                91,490
                                                                               ----------------       ---------------
Total                                                                                  627,932               630,537
                                                                               ----------------       ---------------

TOTAL ASSETS                                                                   $     8,843,995        $    8,733,846
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

                                                          19

                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                    At September 30,
                                                                                        1997               At December 31,
                                                                                     (Unaudited)              1996
                                                                                    --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $40 per share)--
     authorized 6,000,000 shares; outstanding 5,608,955 shares                      $     224,358        $     224,358
Paid-in capital                                                                         1,304,645            1,304,645
Premium on preferred stock                                                                     99                  146
Retained earnings                                                                       1,246,219            1,185,128
                                                                                    --------------       --------------
                                                                                        2,775,321            2,714,277
Preferred stock                                                                           278,400              340,400
Company obligated mandatorily redeemable preferred securities of
     subsidiary trusts holding Company Junior Subordinated  Notes (Note I)                297,000               97,000
Long-term debt                                                                          2,219,594            2,354,006
                                                                                    --------------       --------------
Total                                                                                   5,570,315            5,505,683
                                                                                    --------------       --------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                             -              100,000
Long-term debt due within one year                                                        130,576               20,753
Commercial paper                                                                          419,936              364,853
Accounts payable--
     Affiliated companies                                                                  65,950               64,307
     Other                                                                                102,620              182,563
Customer deposits                                                                          34,410               32,003
Taxes accrued--
     Federal and state income                                                              98,660               35,638
     Other                                                                                 57,259               15,271
Interest accrued                                                                           46,645               51,941
Vacation pay accrued                                                                       27,083               28,369
Miscellaneous                                                                              76,513               96,485
                                                                                    --------------       --------------
Total                                                                                   1,059,652              992,183
                                                                                    --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       1,199,126            1,177,687
Accumulated deferred investment tax credits                                               285,664              294,071
Prepaid capacity revenues, net                                                            113,206              122,496
Uranium enrichment decontamination and decommissioning fund                                33,741               33,741
Deferred credits related to income taxes                                                  352,121              364,792
Natural disaster reserve                                                                   21,809               20,757
Miscellaneous                                                                             208,361              222,436
                                                                                    --------------       --------------
Total                                                                                   2,214,028            2,235,980
                                                                                    --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   8,843,995        $   8,733,846
                                                                                    ==============       ==============



           The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                            20


                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                                       AND
                     YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the third quarter and year-to-date 1997 was $191.8 million and $312.7 million, respectively, compared to $152.6 million and $321.5 million for the corresponding periods of 1996. Earnings increased 25.7% for this quarter due primarily to a rise in energy sales. Year-to-date earnings decreased 2.7% when compared to the corresponding period in 1996 due mainly to milder-than-normal temperatures during the first half of 1997 .

     Significant income statement items appropriate for discussion include the following:

                                                                             Increase (Decrease)
                                                           --------------------------------------------------------
                                                                 Third Quarter                Year-To-Date
                                                           -------------------------- -----------------------------
                                                           (in thousands)       %     (in thousands)       %
Revenues.............................................          $62,363          7.2       $36,443            1.6
Revenues from affiliates.............................          (13,225)       (30.5)      (66,844)         (38.7)
Purchased power from non-affiliates..................           13,241        112.3         1,529            4.8
Maintenance..........................................          (15,190)       (24.4)          314            0.2
Income taxes applicable to other income..............            5,665        414.1        (8,044)         (52.0)
Amortization of debt discount, premium
     and expense net.................................           (7,762)       (76.4)      (12,608)         (63.6)
Distributions on preferred securities of
   subsidiary trusts.................................            3,800        212.5        11,246          228.2
Dividends on preferred stock.........................           (3,038)       (45.5)       (5,612)         (28.2)




     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect net income, revenues for the third quarter increased $28.7 million and decreased for year-to-date 1997 $27.8 million, compared to the corresponding periods of 1996. The increase in third quarter revenues can be attributed primarily to a 6.7% increase in total retail energy sales. The increase in retail energy sales is due primarily to relatively normal weather compared to milder weather in the third quarter of 1996. Energy sales to residential, commercial, and industrial customers were up by 5.8%, 6.3% and 7.7%, respectively for the quarter. The drop in year-to-date revenues resulted primarily from decreases in prices charged to industrial and commercial customers and a decrease in energy sales to residential customers of 5.2%. The decrease in energy sales to residential customers is primarily due to milder-than-normal temperatures during the first half of 1997.

     Revenues from affiliates. Revenues from sales to affiliated companies within the Southern electric system will vary from period to period depending on demand, the availability, and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power from non-affiliates. The increase for the quarter compared to the corresponding period of 1996 resulted primarily from increased purchases in connection with power marketing activities, the majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Maintenance expense. The decrease during the third quarter when compared to the same period in 1996 was due to the reclassification in 1996 of expenses charged to operations and the write-off of obsolete steam generating plant inventory, accompanied by overall cost reduction efforts in 1997.

     Income taxes applicable to other income. This increase for the quarter when compared to the corresponding period in 1996 is primarily a result of increased tax benefits from losses of the parent company allocated to ALABAMA under the joint consolidated income tax agreement between SOUTHERN and its subsidiaries . The year-to-date decrease in income taxes applicable to other income can be attributed to ALABAMA's donation, in June 1996, of certain nonutility property which resulted in a reduction of income taxes applicable to other income of approximately $10.6 million.

     Amortization of debt discount, premium and expense, net. The decrease in this item for the current quarter and year-to-date compared to the same periods of 1996 is the result of ALABAMA's reducing the asset account related to premiums incurred in connection with the refinancing of high cost debt by $5.0 million and $8.0 million in February and July 1996, respectively, as allowed by the Alabama PSC. See Note (J) in the "Notes to the Condensed Financial Statements herein for further details.

     Distributions on preferred securities of subsidiary trusts. The change in this item resulted primarily from the issuance of additional mandatorily redeemable preferred securities. For additional information, see Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Structure" of ALABAMA in the Form 10-K.

     Dividends on preferred stock. The decrease for the quarter and year-to-date 1997, compared to the corresponding periods of 1996, resulted from redemptions of preferred stock in the first nine months of 1997.


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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     In July 1997, the United States Environmental Protection Agency ("EPA") published revisions to the ambient air quality standards for ozone and particulate matter, making the standards significantly more stringent. In addition, in October 1997, EPA issued a proposed rule which, if implemented as proposed, would require substantial further reductions in NOx emissions from fossil-fueled generating facilities. Implementation of the above-described standards and proposed rules would result in increased compliance costs and capital expenditures for the operating companies in amounts that cannot be determined at this time.

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity, and its components. The standard is effective in 1998. It is not expected to affect ALABAMA's financial reporting.

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

FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first nine months of 1997 included the addition of approximately $290.2 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first nine months of 1997, redemptions of first mortgage bonds and preferred stock of ALABAMA totaled $181.8 million. Also, Alabama Power Capital Trust II, a statutory business trust established for the purpose of holding ALABAMA's junior subordinated notes and issuing trust preferred securities and common securities, sold $200.0 million of its 7.60% trust originated preferred securities which are guaranteed by ALABAMA. For additional information, see Note
(I) in the "Notes to the Condensed Financial Statements" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Capital Structure" of ALABAMA in the Form 10-K. In addition, ALABAMA has announced its plans to redeem an aggregate of approximately $80.0 million of first mortgage bonds in November 1997 and January 1998.

     ALABAMA will continue to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital, if market conditions permit.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Capital Requirements

Capital expenditures are estimated to be $463 million for 1997, $615 million for 1998, and $723 million for 1999. The total is $1.8 billion for the three years. Actual capital costs may vary from this estimate because of factors such as changes in business conditions; revised load growth projections; changes in environmental regulations; changes in the existing nuclear plant to meet new regulatory requirements; increasing cost of labor, equipment, and materials; and cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

     ALABAMA will replace all six steam generators at Plant Farley at a total cost of approximately $202 million. Additionally, subject to requisite regulatory approval, ALABAMA plans to construct and install new generating capacity and transmission facilities at Plant Barry. The increase in projected capital expenditures for this project is approximately $85 million.

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

     To meet short-term cash needs and contingencies, ALABAMA had at September 30, 1997, approximately $14.1 million of cash and cash equivalents and had unused committed lines of credit of approximately $813.6 million (including $208.2 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) with regulatory authority for up to $750 million of short-term borrowings. At September 30, 1997, ALABAMA had no outstanding short-term notes payable to banks and $419.9 million of commercial paper.

                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of September 30, 1997, and the related condensed statements of income and cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



/s/  Arthur Andersen LLP
Birmingham, Alabama
November 7, 1997

                              GEORGIA POWER COMPANY


                             GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                          For the Three Months               For the Nine Months
                                                                             Ended September 30,              Ended September 30,
                                                                         1997              1996             1997              1996

OPERATING REVENUES:
Revenues                                                     $   1,396,896     $   1,303,783    $   3,352,311     $   3,444,445
Revenues from affiliates                                             9,736             7,044           28,379            29,367
                                                             --------------    --------------   --------------    --------------
Total operating revenues                                         1,406,632         1,310,827        3,380,690         3,473,812
                                                             --------------    --------------   --------------    --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                          276,814           245,635          657,443           648,320
     Purchased power from non-affiliates                            54,624            46,563          113,293           124,335
     Purchased power from affiliates                                45,148            51,592          118,732           174,349
     Provision for separation benefits (Note H)                      1,641             7,947            4,512            34,821
     Other                                                         178,451           171,032          490,337           532,035
Maintenance                                                         71,565            65,014          225,852           217,617
Depreciation and amortization                                      187,710           108,556          434,537           323,824
Amortization of deferred Plant Vogtle costs (Note M)                37,580            34,077          112,791           101,070
Taxes other than income taxes                                       55,829            56,725          159,846           163,585
Federal and state income taxes                                     179,637           184,787          361,037           390,026
                                                             --------------    --------------   --------------    --------------
Total operating expenses                                         1,088,999           971,928        2,678,380         2,709,982
                                                             --------------    --------------   --------------    --------------
OPERATING INCOME                                                   317,633           338,899          702,310           763,830
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                  2,610               912            3,849             1,167
Equity in earnings of unconsolidated subsidiary                        876               944            2,861             2,885
Interest income                                                      3,317             1,002            6,187             3,916
Other, net                                                          (8,330)          (20,281)         (19,180)          (29,671)
Income taxes applicable to other income                             14,739             7,800           18,706            10,326
                                                             --------------    --------------   --------------    --------------
INCOME BEFORE INTEREST CHARGES                                     330,845           329,276          714,733           752,453
                                                             --------------    --------------   --------------    --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                          48,092            51,492          146,904           157,602
Allowance for debt funds used during construction                   (1,500)           (2,724)          (7,426)           (9,215)
Interest on interim obligations                                        356             3,500            6,794            14,657
Amortization of debt discount, premium and expense, net              3,388             3,597           10,879            11,069
Other interest charges                                               4,332             3,122           10,316            11,370
Distributions on preferred securities of subsidiary companies       13,601             2,395           33,767             6,895
                                                             --------------    --------------   --------------    --------------
Interest charges and other, net                                     68,269            61,382          201,234           192,378
                                                             --------------    --------------   --------------    --------------
NET INCOME                                                         262,576           267,894          513,499           560,075
DIVIDENDS ON PREFERRED STOCK                                         5,132            12,415           19,510            35,906
                                                             --------------    --------------   --------------    --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                            $     257,444     $     255,479    $     493,989     $     524,169
                                                             ==============    ==============   ==============    ==============


                 The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                             GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                               For the Nine Months
                                                                                                Ended September 30,
                                                                                             1997               1996
OPERATING ACTIVITIES:
Net income                                                                              $     513,499      $     560,075
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                        519,380            384,726
         Deferred income taxes and investment tax credits, net                                (35,910)            45,883
         Allowance for equity funds used during construction                                   (3,849)            (1,167)
         Amortization of deferred Plant Vogtle costs (Note M)                                 112,791            101,070
         Other, net                                                                            55,703             42,855
         Changes in certain current assets and liabilities--
            Receivables, net                                                                  (62,023)           (55,008)
            Inventories                                                                        27,651             27,632
            Payables                                                                          (29,752)           (58,218)
            Taxes accrued                                                                     159,873            125,462
            Energy cost recovery, retail                                                      (11,887)            (9,416)
            Other                                                                             (41,386)           (15,161)
                                                                                        --------------     --------------
Net cash provided from operating activities                                                 1,204,090          1,148,733
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                     (327,768)          (328,219)
Other                                                                                         (20,831)           (49,167)
                                                                                        --------------     --------------
Net cash used for investing activities                                                       (348,599)          (377,386)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                     364,250            225,000
     Pollution control bonds                                                                  284,700            112,825
     First mortgage bonds                                                                           -             10,000
Retirements--
     Preferred stock                                                                         (191,940)           (78,897)
     Pollution control bonds                                                                 (234,700)           (58,185)
     First mortgage bonds                                                                     (60,258)          (210,860)
Special deposits - redemption funds                                                            (5,546)           (61,480)
Interim obligations, net                                                                     (430,496)          (298,117)
Payment of preferred stock dividends                                                          (21,665)           (35,705)
Payment of common stock dividends                                                            (385,500)          (365,700)
Miscellaneous                                                                                 (18,815)            (8,409)
                                                                                        --------------     --------------
Net cash used for financing activities                                                       (699,970)          (769,528)
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       155,521              1,819
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               15,356             28,930
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     170,877      $      30,749
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $     204,091      $     199,603
     Income taxes (net of refunds)                                                            264,593            261,270





           The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                           At September 30,
                                                                                  1997                At December 31,
                                                                               (Unaudited)                1996
                                                                             ----------------       -----------------
UTILITY PLANT:
Plant in service                                                             $    14,982,122        $    14,769,573
Less accumulated provision for depreciation                                        5,219,574              4,793,638
                                                                             ----------------       ----------------
                                                                                   9,762,548              9,975,935
Nuclear fuel, at amortized cost                                                      112,537                121,840
Construction work in progress                                                        256,423                256,141
                                                                             ----------------       ----------------
Total                                                                             10,131,508             10,353,916
                                                                             ----------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                       25,093                 26,032
Nuclear decommissioning trusts, at market                                            191,780                130,178
Miscellaneous                                                                         87,210                103,787
                                                                             ----------------       ----------------
Total                                                                                304,083                259,997
                                                                             ----------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                            170,877                 15,356
Receivables--
     Customer accounts receivable                                                    495,687                392,328
     Other accounts and notes receivable                                             117,572                159,499
     Affiliated companies                                                             14,717                 20,095
     Accumulated provision for uncollectible accounts                                 (3,000)                (4,000)
Fossil fuel stock, at average cost                                                    95,164                117,382
Materials and supplies, at average cost                                              253,387                258,820
Prepayments                                                                           91,199                109,771
Vacation pay deferred                                                                 39,746                 39,965
                                                                             ----------------       ----------------
Total                                                                              1,275,349              1,109,216
                                                                             ----------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                             763,247                818,418
Deferred Plant Vogtle costs (Note M)                                                  58,198                170,988
Premium on reacquired debt, being amortized                                          167,354                166,670
Debt expense, being amortized                                                         41,235                 32,693
Miscellaneous                                                                        151,516                159,153
                                                                             ----------------       ----------------
Total                                                                              1,181,550              1,347,922
                                                                             ----------------       ----------------

TOTAL ASSETS                                                                 $    12,892,490        $    13,071,051
                                                                             ================       ================








        The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                           At September 30,
                                                                                  1997                At December 31,
                                                                               (Unaudited)                1996
                                                                             ----------------       -----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 15,000,000 shares; outstanding 7,761,500 shares              $       344,250        $       344,250
Paid-in capital                                                                    2,134,971              2,134,886
Premium on preferred stock                                                               371                    371
Retained earnings                                                                  1,783,246              1,674,774
                                                                             ----------------       ----------------
                                                                                   4,262,838              4,154,281
Preferred stock                                                                      292,786                464,611
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
     subordinated debentures or notes (Note I)                                       689,250                325,000
Long-term debt                                                                     3,102,481              3,200,419
                                                                             ----------------       ----------------
Total                                                                              8,347,355              8,144,311
                                                                             ----------------       ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                   28,913                 49,028
Long-term debt due within one year                                                   150,388                 60,622
Notes payable to banks                                                                     -                207,300
Commercial paper                                                                           -                223,196
Accounts payable--
     Affiliated companies                                                             74,009                 66,821
     Other                                                                           206,952                263,093
Customer deposits                                                                     68,320                 64,901
Taxes accrued--
     Federal and state income                                                        129,145                 15,497
     Other                                                                           146,886                100,661
Interest accrued                                                                      66,200                 79,936
Vacation pay accrued                                                                  31,666                 38,597
Miscellaneous                                                                         97,900                114,530
                                                                             ----------------       ----------------
Total                                                                              1,000,379              1,284,182
                                                                             ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                  2,415,183              2,522,945
Accumulated deferred investment tax credits                                          404,413                415,477
Deferred credits related to income taxes                                             363,810                382,381
Employee benefits provisions                                                         184,873                186,319
Disallowed Plant Vogtle capacity buyback costs                                        56,316                 57,250
Miscellaneous                                                                        120,161                 78,186
                                                                             ----------------       ----------------
Total                                                                              3,544,756              3,642,558
                                                                             ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                         $    12,892,490        $    13,071,051
                                                                             ================       ================


         The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                          30


                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                                       AND
                     YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the third quarter and year-to-date 1997 was $257.4 million and $494.0 million, respectively, compared to $255.5 million and $524.2 million for the corresponding periods in 1996. Earnings for this quarter increased slightly above the same period in 1996 while year-to-date earnings decreased 5.8% compared to the same period in 1996. This year-to-date earnings decrease resulted primarily from lower revenues due to milder-than-normal weather and additional depreciation charges pursuant to a Georgia PSC retail accounting order discussed below.

     Significant income statement items appropriate for discussion include the following:

                                                                             Increase (Decrease)
                                                            -------------------------------------------------------
                                                                  Third Quarter               Year-To-Date
                                                            -------------------------- ----------------------------
                                                            (in thousands)      %      (in thousands)       %
Revenues.............................................           $93,113         7.1       $(92,134)        (2.7)
Revenues from affiliates.............................             2,692        38.2           (988)        (3.4)
Fuel expense.........................................            31,179        12.7          9,123          1.4
Purchased power from non-affiliates..................             8,061        17.3        (11,042)        (8.9)
Purchased power from affiliates......................            (6,444)      (12.5)       (55,617)       (31.9)
Maintenance expense..................................             6,551        10.1          8,235          3.8
Depreciation and amortization expense................            79,154        72.9        110,713         34.2
Other, net...........................................           (11,951)      (58.9)       (10,491)       (35.4)
Income taxes applicable to other income..............             6,939        89.0          8,380         81.2
Distributions on preferred securities
   of subsidiary companies...........................            11,206       467.9         26,872        389.7
Dividends on preferred stock.........................            (7,283)      (58.7)       (16,396)       (45.7)

     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues for the third quarter of 1997 increased $62.4 million and for year-to-date 1997 decreased $45.7 million, compared to the corresponding periods of 1996. Retail revenues, excluding fuel revenues, increased 6.8%, or $63.7 million for the current quarter and decreased 1.7%, or $40.9 million year-to-date as compared to the corresponding periods of 1996. The increase in third quarter retail revenues was primarily due to increased energy sales to residential, commercial and industrial customers of 5.5%, 4.6% and 1.3%, respectively.

     The decrease in year-to-date retail revenues can be attributed to lower energy sales in the residential sector as well as industrial customers taking advantage of load management rates. Year-to-date sales to residential customers dropped 5.7% while sales to commercial and industrial customers increased slightly by 0.5% and 1.5%, respectively. The year-to-date decrease in residential sales is a result of the milder-than-normal temperatures experienced during 1997.

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

     Fuel expense. The increase for the current quarter is primarily due to increased generation resulting from higher energy sales.

     Purchased power from non-affiliates. The current quarter increase in purchased power from non-affiliates is primarily due to an increase in energy purchases in connection with power marketing activities, the majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Maintenance expense. The increase in the current quarter from the corresponding period of 1996 is primarily due to an increase in transmission and distribution line maintenance.

     Depreciation and amortization expense. The increase in depreciation and amortization for the current quarter and year-to-date compared to the same period of 1996 is primarily due to additional depreciation charges of $76.7 million and $104.9 million, respectively, pursuant to a Georgia PSC retail accounting order discussed below. See "Future Earnings Potential" below and Note
(L) in the "Notes to the Condensed Financial Statements" herein for further details.

     Other, net. The decrease for the current quarter and year-to-date is primarily the result of expenses incurred in connection with activities related to the 1996 Summer Olympic games.

     Income taxes applicable to other income. The change for the current quarter and year-to-date is primarily the result of increased tax benefits from losses of the parent company allocated to GEORGIA under the joint consolidated income tax agreement between SOUTHERN and its subsidiaries.

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

     Dividends on preferred stock. The decrease in dividends on preferred stock for the current quarter and year-to-date results from the redemption of various issues of such securities.


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

     In July 1997, the United States Environmental Protection Agency ("EPA") published revisions to the ambient air quality standards for ozone and particulate matter, making the standards significantly more stringent. In addition, in October 1997, EPA issued a proposed rule which, if implemented as proposed, would require substantial further reductions in NOx emissions from fossil-fueled generating facilities. Implementation of the above-described standards and proposed rules would result in increased compliance costs and capital expenditures for the operating companies in amounts that cannot be determined at this time.

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity, and its components. The standard is effective in 1998. It is not expected to affect GEORGIA's financial reporting.

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

FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first nine months of 1997 was the addition of approximately $327.8 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Financing Activities

During the first nine months of 1997, maturities and redemptions of first mortgage bonds and preferred stock by GEORGIA totaled $252.2 million. In January 1997, Georgia Power Capital Trust II, a statutory business trust established for the purpose of holding GEORGIA's junior subordinated notes and issuing trust preferred securities and common securities, sold $175.0 million of its 7.60% trust preferred securities, which are guaranteed by GEORGIA. (See Note (I) in the " Notes to the Condensed Financial Statements" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activities" of GEORGIA in the Form 10-K for further details.)

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

     In September 1997, GEORGIA sold, through public authorities, $194.7 million of variable rate pollution control revenue bonds with $144.7 million due in 2029 and $50.0 million due in 2034. The proceeds were used to redeem $105.9 million aggregate principal amount of 6.20% pollution control revenue bonds and $38.8 million aggregate principal amount of 5.70% pollution control revenue bonds in September 1997. The remaining proceeds will be used to redeem $50.0 million aggregate principal amount of 9 3/8% pollution control revenue bonds in December 1997.

     GEORGIA has announced the planned redemption of $28.9 million of preferred stock in December 1997.

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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     To meet short-term cash needs and contingencies, GEORGIA had at September 30, 1997, approximately $170.9 million of cash and cash equivalents and approximately $1,143.9 million of unused credit arrangements with banks (including $878.9 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At September 30, 1997, GEORGIA had no outstanding short-term notes payable to banks or commercial paper. Since GEORGIA has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              ARTHUR ANDERSEN LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of September 30, 1997, and the related condensed statements of income and cash flows for the three-month and nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



/s/  Arthur Andersen LLP
Atlanta, Georgia
November 7, 1997
                                       36

                               GULF POWER COMPANY


                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                       For the Three Months           For the Nine Months
                                                                       Ended September 30,            Ended September 30,
                                                                       1997            1996           1997            1996

OPERATING REVENUES:
Revenues                                                          $    187,841    $    173,993    $   467,488     $   477,986
Revenues from affiliates                                                 5,869           5,626         12,888          10,375
                                                                  -------------   -------------   ------------    ------------
Total operating revenues                                               193,710         179,619        480,376         488,361
                                                                  -------------   -------------   ------------    ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                               60,938          56,105        138,712         140,240
     Purchased power from non-affiliates                                 6,908           2,941          9,697           6,804
     Purchased power from affiliates                                     4,482           6,835         19,381          32,177
     Other                                                              31,414          28,324         93,241          83,062
Maintenance                                                              9,731           8,998         32,532          38,360
Depreciation and amortization                                           14,470          14,199         43,362          42,373
Taxes other than income taxes                                           14,736          14,527         39,775          40,377
Federal and state income taxes                                          16,281          15,122         29,561          30,634
                                                                  -------------   -------------   ------------    ------------
Total operating expenses                                               158,960         147,051        406,261         414,027
                                                                  -------------   -------------   ------------    ------------
OPERATING INCOME                                                        34,750          32,568         74,115          74,334
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                          -               1              2              12
Interest income                                                            387             376            895           1,142
Other, net                                                                 (81)           (294)          (274)         (1,041)
Income taxes applicable to other income                                    979             (74)           758            (167)
                                                                  -------------   -------------   ------------    ------------
INCOME BEFORE INTEREST CHARGES                                          36,035          32,577         75,496          74,280
                                                                  -------------   -------------   ------------    ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                               5,691           5,880         16,978          18,264
Other interest charges                                                     438             288          1,960             793
Interest on notes payable                                                  242             716            764           1,845
Amortization of debt discount, premium, and expense, net                   592             524          1,728           1,567
Allowance for debt funds used during construction                            -              (3)            (6)            (61)
Distributions on preferred securities of subsidiary trust                  763               -          2,042               -
                                                                  -------------   -------------   ------------    ------------
Interest charges and other, net                                          7,726           7,405         23,466          22,408
                                                                  -------------   -------------   ------------    ------------
NET INCOME                                                              28,309          25,172         52,030          51,872
DIVIDENDS ON PREFERRED STOCK                                               825           1,451          3,420           4,312
                                                                  -------------   -------------   ------------    ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                 $     27,484    $     23,721    $    48,610     $    47,560
                                                                  =============   =============   ============    ============




              The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                       38




                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                              For the Nine Months
                                                                                              Ended September 30,
                                                                                             1997              1996
OPERATING ACTIVITIES:
Net income                                                                              $      52,030      $    51,872
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                         54,642           56,903
         Deferred income taxes                                                                 (3,573)             559
         Allowance for equity funds used during construction                                       (2)             (12)
         Deferred costs of 1995 coal contract renegotiation                                     1,246            7,172
         Other, net                                                                             3,522            5,841
         Changes in certain current assets and liabilities--
            Receivables, net                                                                   (7,590)          (7,868)
            Inventories                                                                         8,610           14,132
            Payables                                                                            1,531           (9,553)
            Taxes accrued                                                                      23,368           16,987
            Current costs of 1995 coal contract renegotiation                                  10,529           (5,157)
            Other                                                                              (5,043)          (3,000)
                                                                                          -------------    -----------
Net cash provided from operating activities                                                   139,270          127,876
                                                                                        --------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                      (31,968)         (49,747)
Other                                                                                          (1,709)          (3,533)
                                                                                         -------------     -----------
Net cash used for investing activities                                                        (33,677)         (53,280)
                                                                                        --------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                      40,000                -
     First mortgage bonds                                                                           -           30,000
     Pollution control bonds                                                                   40,930           33,275
     Other long-term debt                                                                      20,000           22,148
Retirements--
     Preferred stock                                                                          (39,500)               -
     First mortgage bonds                                                                     (25,000)          (1,750)
     Pollution control bonds                                                                  (40,930)         (33,275)
     Other long-term debt                                                                     (13,482)         (32,588)
Notes payable, net                                                                            (25,000)         (43,000)
Payment of preferred stock dividends                                                           (4,148)          (4,312)
Payment of common stock dividends                                                             (50,500)         (37,100)
Miscellaneous                                                                                  (3,413)          (1,852)
                                                                                         -------------     -----------
Net cash used for financing activities                                                       (101,043)         (68,454)
                                                                                        --------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         4,550            6,142
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  807              680
                                                                                        --------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $       5,357      $     6,822
                                                                                        ==============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $      17,572      $    19,269
     Income taxes                                                                              17,644           20,846



           The accompanying notes as they relate to GULF are an integral part of these condensed statements.





                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                   At September 30,
                                                                                      1997               At December 31,
                                                                                   (Unaudited)              1996
                                                                                  --------------       ----------------
UTILITY PLANT:
Plant in service                                                                  $   1,748,011        $   1,734,510
Less accumulated provision for depreciation                                             728,541              694,245
                                                                                  --------------       --------------
                                                                                      1,019,470            1,040,265
Construction work in progress                                                            30,296               23,465
                                                                                  --------------       --------------
Total                                                                                 1,049,766            1,063,730
                                                                                  --------------       --------------

OTHER PROPERTY AND INVESTMENTS:                                                             623                  652
                                                                                  --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                 5,357                  807
Receivables--
     Customer accounts receivable                                                        74,833               67,727
     Other accounts and notes receivable                                                  2,831                3,098
     Affiliated companies                                                                 2,483                1,821
     Accumulated provision for uncollectible accounts                                      (700)                (789)
Fossil fuel stock, at average cost                                                       20,204               28,352
Materials and supplies, at average cost                                                  29,790               30,252
Current portion of deferred coal contract costs                                           4,982               16,389
Regulatory clauses under recovery                                                         3,046                4,144
Prepaid income taxes                                                                          -                  353
Other prepayments                                                                        11,045                8,833
Vacation pay deferred                                                                     4,055                4,055
                                                                                  --------------       --------------
Total                                                                                   157,926              165,042
                                                                                  --------------       --------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                                 28,038               28,313
Debt expense and loss, being amortized                                                   23,350               23,308
Deferred coal contract costs                                                              4,521               13,126
Deferred storm charges                                                                      895                3,275
Miscellaneous                                                                            11,683               10,920
                                                                                  --------------       --------------
Total                                                                                    68,487               78,942
                                                                                  --------------       --------------

TOTAL ASSETS                                                                      $   1,276,802        $   1,308,366
                                                                                  ==============       ==============




          The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                   At September 30,
                                                                                      1997               At December 31,
                                                                                   (Unaudited)              1996
                                                                                  --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized and outstanding--992,717 shares                                   $      38,060        $      38,060
Paid-in capital                                                                         218,438              218,438
Premium on preferred stock                                                                   44                   81
Retained earnings                                                                       187,325              179,179
                                                                                  --------------       --------------
                                                                                        443,867              435,758
Preferred stock                                                                          50,102               65,102
Company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding Company Junior Subordinated Notes (Note I)                 40,000                    -
Long-term debt                                                                          296,911              331,880
                                                                                  --------------       --------------
Total                                                                                   830,880              832,740
                                                                                  --------------       --------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                           -               24,500
Long-term debt due within one year                                                       55,817               40,972
Notes payable                                                                                 -               25,000
Accounts payable--
     Affiliated companies                                                                11,712               10,274
     Other                                                                               21,648               22,496
Customer deposits                                                                        13,825               13,464
Taxes accrued--
     Federal and state income                                                            12,308                    -
     Other                                                                               16,976                8,342
Interest accrued                                                                          6,767                7,629
Regulatory clauses over recovery                                                          4,617                5,884
Vacation pay accrued                                                                      4,055                4,055
Dividends declared                                                                          725               11,453
Miscellaneous                                                                             2,629                5,668
                                                                                  --------------       --------------
Total                                                                                   151,079              179,737
                                                                                  --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       164,913              163,857
Deferred credits related to income taxes                                                 61,524               64,354
Accumulated deferred investment tax credits                                              32,104               33,760
Accumulated provision for postretirement benefits                                        20,022               18,339
Miscellaneous                                                                            16,280               15,579
                                                                                  --------------       --------------
Total                                                                                   294,843              295,889
                                                                                  --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                              $   1,276,802        $   1,308,366
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



                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                                       AND
                     YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the third quarter and year-to-date 1997 was $27.5 million and $48.6 million, respectively, compared to $23.7 million and $47.6 million for the corresponding periods of 1996. Earnings for the quarter and year-to-date 1997 compared to the same periods in 1996 increased 15.9% and 2.2%, respectively. The increase for the current quarter was due primarily to increased energy sales.

     Significant income statement items appropriate for discussion include the following:

                                                                      Increase (Decrease)
                                                   ----------------------------------------------------------
                                                           Third Quarter                 Year-To-Date
                                                   ------------------------------ ---------------------------
                                                      (in thousands)      %        (in thousands)       %
Revenues.........................................      $13,848            8.0        $(10,498)         (2.2)
Revenues from affiliates.........................          243            4.3           2,513          24.2
Fuel expense.....................................        4,833            8.6          (1,528)         (1.1)
Purchased power from non-affiliates..............        3,967          134.9           2,893          42.5
Purchased power from affiliates..................       (2,353)         (34.4)        (12,796)        (39.8)
Other operation expense..........................        3,090           10.9          10,179          12.3
Maintenance expense..............................          733            8.1          (5,828)        (15.2)
Income taxes applicable to other income..........        1,053            N/M             925           N/M
Distributions on preferred securities of
    subsidiary trust.............................          763            N/A           2,042           N/A
Dividends on preferred stock.....................         (626)         (43.1)           (892)        (20.7)

     N/A - Not applicable
     N/M - Not meaningful

     Revenues. Excluding fuel and other revenues which represent the pass-through of fuel expense and certain other expenses and do not affect net income, revenues increased $6.3 million or 6.2% for the third quarter and decreased $3.5 million or 1.3% year-to-date 1997, compared to the corresponding periods of 1996. Retail revenues rose 4.9% for the current quarter primarily due to an increase in retail sales as a result of warmer weather during the third quarter; however, retail revenues fell 1.6% year-to-date primarily due to a decrease in energy sales to residential customers reflecting the impact of milder-than-normal temperatures during the first half of 1997. Energy sales to industrial customers increased 7.2% and 4.6% for the quarter and year-to-date, respectively; however, revenues from this sector increased by only 2.0% for the quarter and decreased by 0.3% year-to-date 1997. The disparity between industrial energy sales and industrial revenues is primarily due to increased participation in the Real-Time-Pricing program. See Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K for information on initiatives to remain competitive and to meet conservation goals set by the Florida PSC.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Revenues from affiliates and Purchased power from affiliates. The year-to-date decrease in purchased power from affiliates compared to the corresponding period in 1996 can be attributed to maintenance outages at Plant Crist and Plant Daniel during the first half of 1996. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. The current quarter increase in fuel expense is due to increased generation as a result of warmer weather and increased energy sales during the third quarter.

     Purchased power from non-affiliates. The increases in purchased power from non-affiliates can primarily be attributed to an increase in energy purchases due to increased power marketing activities, the majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Other operation expense. The current quarter and year-to-date increases were primarily due to an increase in amortization costs related to the buyout and renegotiation of a coal supply contract.

     Maintenance expense. The increase in maintenance expense for the third quarter is primarily due to routine maintenance, while the year-to-date decrease is primarily attributed to the scheduled maintenance on production facilities which occurred in the first half of 1996 at Plant Crist and Plant Daniel.

     Income taxes applicable to other income. The change for the third quarter and year-to-date when compared to the corresponding periods of 1996 is primarily due to increased tax benefits from losses of the parent company allocated to GULF under the joint consolidated income tax agreement between SOUTHERN and its subsidiaries.

     Distributions on preferred securities of subsidiary trust. See "Financing Activities" herein for details relating to the January 1997 issuance by Gulf Power Capital Trust I of its 7.625% trust preferred securities.

     Dividends on preferred stock. Current quarter and year-to-date preferred stock dividends decreased when compared to the same periods in 1996 due to redemptions of preferred stock in March and August of 1997.

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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     In July 1997, the United States Environmental Protection Agency ("EPA") published revisions to the ambient air quality standards for ozone and particulate matter, making the standards significantly more stringent. In addition, in October 1997, EPA issued a proposed rule which, if implemented as proposed, would require substantial further reductions in NOx emissions from fossil-fueled generating facilities. Implementation of the above-described standards and proposed rules would result in increased compliance costs and capital expenditures for the operating companies in amounts that cannot be determined at this time.

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity, and its components. The standard is effective in 1998. It is not expected to affect GULF's financial reporting.

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

FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first nine months of 1997 included the addition of approximately $32.0 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

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


Capital Requirements

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of GULF under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of GULF's capital requirements for its construction program, environmental compliance efforts and maturing debt. GULF's capital requirements for its construction program for 1997 through 1999 were increased in October 1997 by $43 million primarily due to production project costs at Plant Daniel and additional costs related to a new company-owned cogeneration facility being built at an industrial customer's site. GULF's gross property additions, including those amounts related to environmental compliance, are now budgeted at $185 million for 1997 through 1999 ($55 million in 1997, $68 million in 1998, and $62 million in 1999). Approximately $55.8 million will be required through September 30, 1998, for maturities of long-term debt.


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

     To meet short-term cash needs and contingencies, GULF had at September 30, 1997, approximately $5.4 million of cash and cash equivalents and $103.4 million of unused committed lines of credit with banks (including $61.9 million liquidity support for variable rate pollution control bonds). At September 30, 1997, GULF had no outstanding short-term notes payable to banks. Since GULF has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY

                           MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                    For the Three Months           For the Nine Months
                                                                     Ended September 30,            Ended September 30,
                                                                     1997            1996            1997           1996

OPERATING REVENUES:
Revenues                                                         $   163,622     $   148,125    $    408,761    $   403,425
Revenues from affiliates                                               8,252           8,478           8,931         16,881
                                                                 ------------    ------------   -------------   ------------
Total operating revenues                                             171,874         156,603         417,692        420,306
                                                                 ------------    ------------   -------------   ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                             49,858          40,029         109,888        106,506
     Purchased power from non-affiliates                              10,721          11,075          12,919         17,011
     Purchased power from affiliates                                   5,295           5,840          26,438         26,359
     Other                                                            27,241          25,686          71,912         76,958
Maintenance                                                           10,423          10,278          32,427         35,116
Depreciation and amortization                                         11,417          11,559          34,010         34,912
Taxes other than income taxes                                         11,736          11,082          33,916         32,532
Federal and state income taxes                                        14,742          13,384          29,269         27,477
                                                                 ------------    ------------   -------------   ------------
Total operating expenses                                             141,433         128,933         350,779        356,871
                                                                 ------------    ------------   -------------   ------------
OPERATING INCOME                                                      30,441          27,670          66,913         63,435
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                       11              29              22            153
Interest income                                                          182              23             544            201
Other, net                                                               955             787           2,575          3,519
Income taxes applicable to other income                                  615              40            (157)          (983)
                                                                 ------------    ------------   -------------   ------------
INCOME BEFORE INTEREST CHARGES                                        32,204          28,549          69,897         66,325
                                                                 ------------    ------------   -------------   ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                             4,968           4,691          14,857         15,119
Allowance for debt funds used during construction                        (22)           (225)            (45)          (541)
Interest on notes payable                                                 40             488              96          1,339
Amortization of debt discount, premium, and expense, net                 408             390           1,182          1,159
Other interest charges                                                   125             196             439            696
Distributions on preferred securities of subsidiary trust                699               -           1,670              -
                                                                 ------------    ------------   -------------   ------------
Interest charges and other, net                                        6,218           5,540          18,199         17,772
                                                                 ------------    ------------   -------------   ------------
NET INCOME                                                            25,986          23,009          51,698         48,553
DIVIDENDS ON PREFERRED STOCK                                             823           1,225           3,272          3,674
                                                                 ------------    ------------   -------------   ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                $    25,163     $    21,784    $     48,426    $    44,879
                                                                 ============    ============   =============   ============





         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                            47

                           MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                             For the Nine Months
                                                                                              Ended September 30,
                                                                                            1997             1996
OPERATING ACTIVITIES:
Net income                                                                              $    51,698      $    48,553
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                       37,082           39,372
         Deferred income taxes                                                                1,042           (2,757)
         Allowance for equity funds used during construction                                    (22)            (153)
         Other, net                                                                             249              113
         Changes in certain current assets and liabilities--
            Receivables, net                                                                (10,340)           1,751
            Inventories                                                                       2,044            4,765
            Payables                                                                         (7,213)          (1,489)
            Taxes accrued                                                                     5,675            2,834
            Other                                                                               309              327
                                                                                        ------------     ------------
Net cash provided from operating activities                                                  80,524           93,316
                                                                                        ------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                    (38,509)         (43,879)
Other                                                                                          (144)          (2,765)
                                                                                        ------------     ------------
Net cash used for investing activities                                                      (38,653)         (46,644)
                                                                                        ------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Capital contribution                                                                         -               27
     Preferred securities                                                                    35,000                -
     Other long-term debt                                                                         -           30,000
Retirements--
     Preferred stock                                                                        (35,000)               -
     First mortgage bonds                                                                         -          (45,447)
     Other long-term debt                                                                         -          (20,000)
Notes payable, net                                                                                -           16,500
Payment of preferred stock dividends                                                         (3,272)          (3,674)
Payment of common stock dividends                                                           (35,600)         (31,900)
Miscellaneous                                                                                (1,283)          (2,932)
                                                                                        ------------     ------------
Net cash used for financing activities                                                      (40,155)         (57,426)
                                                                                        ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       1,716          (10,754)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              7,058           12,641
                                                                                        ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     8,774      $     1,887
                                                                                        ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $     2,864      $    16,715
     Income taxes                                                                            16,310           22,240







       The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                          48

                           MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                  At September 30,
                                                                                        1997               At December 31,
                                                                                     (Unaudited)              1996
                                                                                    --------------       ----------------
UTILITY PLANT:
Plant in service, at original cost                                                  $   1,504,021        $   1,483,875
Less accumulated provision for depreciation                                               556,110              526,776
                                                                                    --------------       --------------
                                                                                          947,911              957,099
Construction work in progress                                                              47,118               35,100
                                                                                    --------------       --------------
Total                                                                                     995,029              992,199
                                                                                    --------------       --------------

OTHER PROPERTY AND INVESTMENTS:                                                             2,976                3,054
                                                                                    --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                   8,774                7,058
Receivables--
     Customer accounts receivable                                                          34,599               26,364
     Regulatory clauses under recovery                                                      8,257                7,300
     Other accounts and notes receivable                                                    6,671                7,468
     Affiliated companies                                                                   8,287                6,329
     Accumulated provision for uncollectible accounts                                        (852)                (839)
Fossil fuel stock, at average cost                                                         11,328               12,168
Materials and supplies, at average cost                                                    19,879               21,083
Current portion of accumulated deferred income taxes                                        4,107                7,227
Prepayments                                                                                 3,647                4,744
Vacation pay deferred                                                                       4,806                4,806
                                                                                    --------------       --------------
Total                                                                                     109,503              103,708
                                                                                    --------------       --------------

DEFERRED CHARGES:
Debt expense and loss, being amortized                                                     12,552               12,220
Deferred charges related to income taxes                                                   23,072               22,274
Long-term notes receivable                                                                  2,990                3,737
Work Force Reduction Plan of 1997                                                          15,700                    -
Miscellaneous                                                                               7,932                5,135
                                                                                    --------------       --------------
Total                                                                                      62,246               43,366
                                                                                    --------------       --------------

TOTAL ASSETS                                                                        $   1,169,754        $   1,142,327
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



                           MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                  At September 30,
                                                                                        1997               At December 31,
                                                                                     (Unaudited)              1996
                                                                                    --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 1,130,000 shares; outstanding 1,121,000 shares                      $      37,691        $      37,691
Paid-in capital                                                                           179,389              179,389
Premium on preferred stock                                                                    372                  372
Retained earnings                                                                         179,108              166,282
                                                                                    --------------       --------------
                                                                                          396,560              383,734
Preferred stock                                                                            39,414               74,414
Company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding Company Junior Subordinated Notes (Note I)                   35,000                    -
Long-term debt                                                                            291,609              326,379
                                                                                    --------------       --------------
Total                                                                                     762,583              784,527
                                                                                    --------------       --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                         35,010                   10
Accounts payable--
     Affiliated companies                                                                   5,626                4,136
     Regulatory clauses over recovery                                                       6,756                8,788
     Other                                                                                 31,829               38,720
Customer deposits                                                                           3,475                3,154
Taxes accrued--
     Federal and state income                                                              10,725                    -
     Other                                                                                 27,395               32,445
Interest accrued                                                                            4,035                4,384
Miscellaneous                                                                              13,094               13,942
                                                                                    --------------       --------------
Total                                                                                     137,945              105,579
                                                                                    --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                         132,962              133,437
Accumulated deferred investment tax credits                                                27,423               28,333
Deferred credits related to income taxes                                                   39,764               40,568
Postretirement benefits                                                                    22,644               21,850
Accumulated provision for property damage                                                  14,080               12,955
Work Force Reduction Plan of 1997                                                          15,700                    -
Miscellaneous                                                                              16,653               15,078
                                                                                    --------------       --------------
Total                                                                                     269,226              252,221
                                                                                    --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   1,169,754        $   1,142,327
                                                                                    ==============       ==============





         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                            50


                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                                       AND
                     YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the third quarter and year-to-date 1997 was $25.2 million and $48.4 million, respectively, compared to $21.8 million and $44.9 million for the corresponding periods of 1996. Earnings for the current quarter increased by 15.5% primarily as a result of increased operating revenues.
Year-to-date earnings increased 7.9% due primarily to lower operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                       Increase (Decrease)
                                                     --------------------------------------------------------
                                                           Third Quarter                Year-To-Date
                                                     --------------------------- ----------------------------
                                                      (in thousands)      %       (in thousands)       %
Revenues...........................................      $15,497          10.5        $5,336           1.3
Revenues from affiliates...........................         (226)         (2.7)       (7,950)        (47.1)
Fuel expense.......................................        9,829          24.6         3,382           3.2
Purchased power from non-affiliates................         (354)         (3.2)       (4,092)        (24.1)
Other operation expense............................        1,555           6.1        (5,046)         (6.6)


     Revenues. The increase in revenues for the third quarter was primarily due to increased energy sales to retail customers. Energy sales increased 1.9%, 5.4% and 2.1% to residential, commercial and industrial customers, respectively. The revenue increases associated with these sales were 6.6%, 7.4% and 5.3%. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, increased $3.0 million for the quarter due to increased energy sales and decreased $1.4 million for year-to-date 1997 primarily due to milder temperatures experienced during this period as compared to 1996. Third quarter and year-to-date revenues from territorial wholesale customers, excluding fuel revenues which do not affect income, increased $4.5 million and decreased $1.1 million, respectively, compared to the same periods of 1996, with a increase in energy sales of 8.1% and 0.7%, respectively.

     Revenues from affiliates. Revenues from sales to affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. In addition, the third quarter and year-to-date 1997 periods reflect adjustments in affiliated billings. These transactions do not have a significant impact on earnings.

     Fuel expense. The increases in fuel expense was due to increased generation resulting from a rise in retail and territorial wholesale energy sales.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Purchased power from non-affiliates. Purchased power from non-affiliates decreased in both the current quarter and year-to-date when compared to the same periods in 1996 due to MISSISSIPPI's purchase during the third quarter 1996 of capacity and energy from another utility.

     Other operation expense. The current quarter increase in other operation expense was primarily due to higher administrative and general expenses. The year-to-date decrease can be primarily attributed to lower administrative and general expenses in 1997.


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

     The Mississippi PSC has initiated a docket to study retail access in order to determine a position on electric deregulation which best serves the State. Hearings have been and will continue to be held in which interested parties including MISSISSIPPI are participating. The Public Utilities Staff of the Mississippi PSC has issued without recommendation a proposed deregulation plan for comment from interested parties and to form a basis for future hearings of the Mississippi PSC. No conclusion by the Mississippi PSC is anticipated during this year. Further hearings will be held in 1998.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of MISSISSIPPI in the Form 10-K.

     In July 1997, the United States Environmental Protection Agency ("EPA") published revisions to the ambient air quality standards for ozone and particulate matter, making the standards significantly more stringent. In addition, in October 1997, EPA issued a proposed rule which, if implemented as proposed, would require substantial further reductions in NOx emissions from fossil-fueled generating facilities. Implementation of the above-described standards and proposed rules would result in increased compliance costs and capital expenditures for the operating companies in amounts that cannot be determined at this time.

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity, and its components. The standard is effective in 1998. It is not expected to affect MISSISSIPPI's financial reporting.

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

     One hundred employees of MISSISSIPPI, in certain areas, including finance, environmental quality and external affairs, have accepted a workforce reduction plan. This voluntary plan was an effort to find appropriate ways to reduce fixed costs, while at the same time providing employees with choices about their future. The total cost to be incurred in connection with this voluntary plan is expected to be within the range of $16 million to $19 million and will be deferred and amortized, pending regulatory approval. See Note (H) in the "Notes to the Condensed Financial Statements" herein for additional information.

     Reference is made to Notes (B), (G) and (H) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to
Part II - Item 1 - "Legal Proceedings" herein.


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first nine months of 1997 included the addition of approximately $38.5 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     MISSISSIPPI has applied for a certificate of public convenience and necessity to the Mississippi PSC to build up to 1,000 MW of natural gas-fired combined cycle generation at Plant Daniel. The estimated capital cost associated with construction of this additional generation at Plant Daniel is approximately $450 million. MISSISSIPPI would own two-thirds of the new generation, with an affiliate owning the other one-third. This two-thirds share results in an estimated capital cost of approximately $300 million. Hearings on MISSISSIPPI's certificate request are expected in November 1997.

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

     To meet short-term cash needs and contingencies, MISSISSIPPI had at September 30, 1997, approximately $8.8 million of cash and cash equivalents and approximately $76.3 million of unused committed credit arrangements with banks (including $10.8 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At September 30, 1997, MISSISSIPPI had no short-term borrowings outstanding. Since MISSISSIPPI has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                      SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                    For the Three Months           For the Nine Months
                                                                    Ended September 30,             Ended September 30,
                                                                      1997          1996           1997            1996

OPERATING REVENUES:
Revenues                                                          $   78,716     $  72,676     $   173,901    $    183,226
Revenues from affiliates                                               1,184           683           1,460           2,614
                                                                  -----------    ----------    ------------   -------------
Total operating revenues                                              79,900        73,359         175,361         185,840
                                                                  -----------    ----------    ------------   -------------

OPERATING EXPENSES:
Operation--
     Fuel                                                             16,609        11,482          27,063          24,174
     Purchased power from non-affiliates                               1,669           802           2,351           2,014
     Purchased power from affiliates                                  11,756        14,395          31,786          45,915
     Other                                                            11,737        10,624          33,379          32,317
Maintenance                                                            2,991         3,064           9,551           9,515
Depreciation and amortization                                          5,027         4,525          15,047          14,329
Taxes other than income taxes                                          3,208         3,195           8,823           9,373
Federal and state income taxes                                         9,372         8,730          15,087          15,313
                                                                  -----------    ----------    ------------   -------------
Total operating expenses                                              62,369        56,817         143,087         152,950
                                                                  -----------    ----------    ------------   -------------
OPERATING INCOME                                                      17,531        16,542          32,274          32,890
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                       11            48             216             229
Interest income                                                           41            24             165             129
Other, net                                                              (767)         (747)           (858)         (1,465)
Income taxes applicable to other income                                1,046           607           1,033             840
                                                                  -----------    ----------    ------------   -------------
INCOME BEFORE INTEREST CHARGES                                        17,862        16,474          32,830          32,623
                                                                  -----------    ----------    ------------   -------------
INTEREST CHARGES:
Interest on long-term debt                                             2,677         2,769           8,289           8,787
Allowance for debt funds used during construction                         (8)          (46)           (149)           (222)
Interest on notes payable                                                 54            81             174             219
Amortization of debt discount, premium, and expense, net                 186           185             552             396
Other interest charges                                                    96            89             264             286
                                                                  -----------    ----------    ------------   -------------
Net interest charges                                                   3,005         3,078           9,130           9,466
                                                                  -----------    ----------    ------------   -------------
NET INCOME                                                            14,857        13,396          23,700          23,157
DIVIDENDS ON PREFERRED STOCK                                             581           581           1,743           1,743
                                                                  -----------    ----------    ------------   -------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                 $   14,276     $  12,815      $   21,957    $     21,414
                                                                  ===========    ==========    ============   =============






          The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                            56

                      SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                              1997             1996
OPERATING ACTIVITIES:
Net income                                                                               $     23,700      $    23,157
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                         15,712           15,248
         Deferred income taxes and investment tax credits, net                                  2,179            5,974
         Allowance for equity funds used during construction                                     (216)            (229)
         Other, net                                                                             1,304            1,983
         Changes in certain current assets and liabilities--
            Receivables, net                                                                  (10,197)          (6,668)
            Inventories                                                                           464           (1,022)
            Payables                                                                            5,231             (171)
            Taxes accrued                                                                       6,772            5,689
            Other                                                                                (173)          (3,594)
                                                                                         -------------     ------------
Net cash provided from operating activities                                                    44,776           40,367
                                                                                         -------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                      (14,938)         (21,078)
Other                                                                                          (1,385)          (4,774)
                                                                                         -------------     ------------
Net cash used for investing activities                                                        (16,323)         (25,852)
                                                                                         -------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     First mortgage bonds                                                                           -           20,000
     Other long-term debt                                                                      13,870           17,000
Retirements--
     First mortgage bonds                                                                           -          (29,400)
     Other long-term debt                                                                     (14,263)            (403)
Notes payable, net                                                                             (5,000)          (2,500)
Payment of preferred stock dividends                                                           (1,743)          (1,743)
Payment of common stock dividends                                                             (16,000)         (14,400)
Miscellaneous                                                                                    (350)          (2,241)
                                                                                         -------------     ------------
Net cash used for financing activities                                                        (23,486)         (13,687)
                                                                                         -------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         4,967              828
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                5,214              877
                                                                                         -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     10,181      $     1,705
                                                                                         =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                $      9,457      $    10,987
     Income taxes                                                                               5,382            6,070




         The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                 At September 30,
                                                                                      1997             At December 31,
                                                                                  (Unaudited)             1996
                                                                                  -------------       --------------
UTILITY PLANT:
Plant in service, at original cost                                                $    753,043         $  739,461
Less accumulated provision for depreciation                                            317,355            304,760
                                                                                  -------------       ------------
                                                                                       435,688            434,701
Construction work in progress                                                           12,166             13,463
                                                                                  -------------       ------------
Total                                                                                  447,854            448,164
                                                                                  -------------       ------------

OTHER PROPERTY AND INVESTMENTS:                                                          1,784              1,785
                                                                                  -------------       ------------

CURRENT ASSETS:
Cash and cash equivalents                                                               10,181              5,214
Special deposits                                                                           250              1,395
Receivables--
     Customer accounts receivable                                                       26,608             18,827
     Other accounts and notes receivable                                                 2,060                769
     Affiliated companies                                                                2,597                844
     Accumulated provision for uncollectible accounts                                     (515)              (632)
     Fuel cost under recovery                                                            7,689              7,289
Fossil fuel stock, at average cost                                                       6,051              5,892
Materials and supplies, at average cost                                                  7,390              8,013
Prepayments                                                                              6,086              6,135
                                                                                  -------------       ------------
Total                                                                                   68,397             53,746
                                                                                  -------------       ------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                                18,741             19,167
Premium on reacquired debt, being amortized                                              7,288              7,142
Cash surrender value of life insurance for deferred compensation plans                  10,288             10,288
Miscellaneous                                                                            2,196              2,003
                                                                                  -------------       ------------
Total                                                                                   38,513             38,600
                                                                                  -------------       ------------

TOTAL ASSETS                                                                      $    556,548        $   542,295
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


                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                 At September 30,
                                                                                       1997              At December 31,
                                                                                    (Unaudited)             1996
                                                                                    ------------       --------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $5 per share)--
     authorized 16,000,000 shares; outstanding 10,844,635 shares                    $    54,223        $     54,223
Paid-in capital                                                                           8,688               8,688
Retained earnings                                                                       115,329             109,373
                                                                                    ------------       -------------
                                                                                        178,240             172,284
Preferred stock                                                                          35,000              35,000
Long-term debt                                                                          140,651             161,801
                                                                                    ------------       -------------
Total                                                                                   353,891             369,085
                                                                                    ------------       -------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                       21,742                 637
Notes payable                                                                                 -               5,000
Accounts payable--
     Affiliated companies                                                                 5,424               6,374
     Other                                                                               15,011              10,201
Customer deposits                                                                         5,481               5,232
Taxes accrued--
     Federal and state income                                                             3,796                   -
     Other                                                                                3,991               1,015
Interest accrued                                                                          4,377               5,275
Vacation pay accrued                                                                      2,149               2,038
Miscellaneous                                                                             6,900               7,470
                                                                                    ------------       -------------
Total                                                                                    68,871              43,242
                                                                                    ------------       -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                        79,377              76,654
Accumulated deferred investment tax credits                                              12,773              13,271
Deferred credits related to income taxes                                                 22,710              22,792
Deferred compensation plans                                                               9,206               8,602
Postretirement benefits                                                                   6,251               5,472
Miscellaneous                                                                             3,469               3,177
                                                                                    ------------       -------------
Total                                                                                   133,786             129,968
                                                                                    ------------       -------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   556,548        $    542,295
                                                                                    ============       =============




         The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                           59


                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    THIRD QUARTER 1997 vs. THIRD QUARTER 1996
                                       AND
                     YEAR-TO-DATE 1997 vs. YEAR-TO-DATE 1996


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the third quarter and year-to-date 1997 was $14.3 million and $22.0 million, respectively, as compared to $12.8 million and $21.4 million for the corresponding periods of 1996. For the quarter, earnings increased 11.4% due to increased operating revenues during this period. Year-to-date earnings increased 2.5% primarily as a result of lower interest charges and an increase in other income during this period.

     Significant income statement items appropriate for discussion include the following:

                                                                       Increase (Decrease)
                                                     ---------------------------------------------------------
                                                           Third Quarter                 Year-To-Date
                                                     --------------------------- -----------------------------
                                                     (in thousands)       %       (in thousands)       %
Revenues.......................................           $6,040         8.3         $(9,325)         (5.1)
Revenues from affiliates.......................              501        73.4          (1,154)        (44.1)
Fuel expense...................................            5,127        44.7           2,889          12.0
Purchased power from affiliates................           (2,639)      (18.3)        (14,129)        (30.8)
Other operation expense........................            1,113        10.5           1,062           3.3
Income taxes applicable to other income........              439        72.3             193          23.0

     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues increased $4.3 million for the quarter and increased $1.4 million year-to-date when compared to the same periods of 1996. Revenues for the current quarter of 1997 were up primarily because of increased energy sales to residential, commercial and industrial customers. Energy sales to these customers increased 3.7%, 5.4% and 14.7%, respectively, resulting in revenue increases of 4.4%, 6.9% and 11.8%, respectively. Year-to-date revenues for 1997 increased primarily because of a $0.5 million increase in other operating revenues and a $1.0 million increase in revenues from non-affiliates. Retail revenues, excluding fuel revenues were down slightly primarily because of a 5.5% decrease in energy sales to residential customers offset somewhat by increased energy sales of 1.0% in the commercial sector and 3.5% in the industrial sector. Energy sales to residential customers were impacted by the milder-than-normal temperatures experienced during 1997.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. In addition, the year-to-date 1997 reflects an adjustment in affiliated billings. These transactions do not have a significant impact on earnings.

     Fuel expenses. The increases for the quarter and year-to-date can be attributed to higher generation.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Other operation expense. The current quarter and year-to-date increases when compared to the same periods in 1996 are due primarily to higher administrative and general expense due to expenses associated with the voluntary severance plan during this quarter.

     Income taxes applicable to other income. The increases in this item for the quarter and year-to-date can be attributed to increased tax benefits from losses of the parent company allocated to SAVANNAH under the joint consolidated income tax agreement between SOUTHERN and its subsidiaries.

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

     In July 1997, the United States Environmental Protection Agency ("EPA") published revisions to the ambient air quality standards for ozone and particulate matter, making the standards significantly more stringent. In addition, in October 1997, EPA issued a proposed rule which, if implemented as proposed, would require substantial further reductions in NOx emissions from fossil-fueled generating facilities. Implementation of the above-described standards and proposed rules would result in increased compliance costs and capital expenditures for the operating companies in amounts that cannot be determined at this time.

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income," which is the total of net income and all other non-owner changes in stockholders' equity, and its components. The standard is effective in 1998. It is not expected to affect SAVANNAH's financial reporting.

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

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first nine months of 1997 included the addition of approximately $14.9 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See SAVANNAH's Condensed Statements of Cash Flows for further details.

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

     To meet short-term cash needs and contingencies, SAVANNAH had at September 30, 1997, approximately $10.2 million of cash and cash equivalents and approximately $40.5 million of unused credit arrangements with banks. At September 30, 1997, SAVANNAH had no short-term notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant                                 Applicable Notes

                  SOUTHERN                                   A, B, C, D, E, F, G, H, I, J, K, L, M, N, O, P, R

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

                                       63

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in each registrant's latest annual report on Form 10-K. Certain prior-period amounts have been reclassified to conform with current-period presentation.

     The condensed financial statements of ALABAMA and GEORGIA included herein have been reviewed by ALABAMA's and GEORGIA's independent public accountants as set forth in their reports included herein as Exhibit 1 to ALABAMA's and GEORGIA's condensed financial statements.

(B) SOUTHERN's operating affiliates are subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related unrecoverable regulatory assets and liabilities, and determine if any other assets have been impaired. For additional information, see
      Note 1 to the financial statements of each registrant in Item 8 of the Form 10-K.

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

(D) SOUTHERN engages in price risk management activities for trading and non-trading purposes. Reference is made to Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions that are employed to mitigate SOUTHERN's risk related to interest rate and foreign currency fluctuations. At September 30, 1997, the status of outstanding non-trading related derivative contracts was as follows:



                                                  Year of
                                                Maturity or            Notional              Unrealized
                      Type                     Termination              Amount              Gain (Loss)
                                                                                (in thousands)
        Interest rate swaps                        2002-2012           $777,408             $(25,644)
                                                   2001-2012     (pound)500,000             $(50,890)
                                                   2002-2007          DM691,000             $(2,189)

        Cross currency swaps                       2001-2007     (pound)439,300             $9,777
        Cross currency swaption                         2003          DM570,000             $(5,522)
         (pound) - Denotes British pounds sterling.
         DM - Denotes Deutschemark.

       Net unrealized gains and losses on outstanding positions with respect to trading activities were not material at September 30, 1997.

(E) On January 29, 1997, Southern Energy, a wholly-owned subsidiary of SOUTHERN, completed the acquisition of an 80% interest in CEPA for a total net investment of approximately $2.0 billion. On August 13, 1997, an additional 19.99% interest was acquired for $150 million plus an interest in a project under development. (Reference is made to the Current Report on Form 8-K of SOUTHERN dated October 9, 1996 for a more detailed description of the acquisition. In addition, reference is also made to "Management's Discussion and Analysis - Future Earnings Potential" of SOUTHERN herein for more information relating to the acquisition in August 1997 by Southern Energy of an additional 19.99% interest in CEPA.)

         The acquisition of CEPA was accounted for as a purchase with the $1.6 billion excess of the acquisition cost over the preliminary estimate of the fair value of CEPA's net assets being assigned to goodwill. The allocation of the purchase price is preliminary and may be revised at a later date. Goodwill will be amortized on a straight-line basis over 40 years. Results of operations of CEPA are included in the condensed consolidated financial statements subsequent to January 29, 1997.

         The following unaudited pro forma combined results of operations for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996 have been prepared assuming the acquisition of CEPA had occurred at the beginning of each period. The pro forma results assume acquisition financing of $916 million of short-term borrowings, $792 million of long-term notes and $400 million of capital securities and SOUTHERN's assumed effective composite interest rate on these obligations for each period presented was 6.62%. Eventually, the existing borrowing may be replaced by some other combination of long-term debt and equity.

         The pro forma results are provided for information only. The results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated dates, nor are they necessarily indicative of future results of operations of the combined companies.

                                                        As Reported and Pro Forma Information (Unaudited)
                                                          (Stated in Thousands of Dollars, except per share)

                                                                  For the Three Months Ended September 30,
                                                                1997                                1996
                                                     As Reported       Pro Forma        As Reported       Pro Forma
      Operating revenues                                $4,071,204      $4,071,204         $2,932,556      $2,989,161
      Consolidated Net Income                             $374,710        $378,257           $467,440        $467,681
      Earnings Per Share of Common Stock                     $0.55          $0.55               $0.69           $0.69

                                                                  For the Nine Months Ended September 30,
                                                                1997                                1996
                                                     As Reported       Pro Forma        As Reported       Pro Forma
      Operating revenues                                $9,372,813      $9,393,470         $7,925,418      $8,015,914
      Consolidated Net Income                             $776,518        $781,471           $987,575        $963,476
      Earnings Per Share of Common Stock                     $1.14          $1.14               $1.47           $1.43



(F) SOUTHERN's principal business segment -- or its traditional core business -- is the five electric utility operating companies, which provide electric service in four southeastern states. The other reportable business segment is Southern Energy, which owns and operates power production and delivery facilities in the United States and various international markets. Southern Energy's energy trading activities also play an important role in its business. Financial data for business segments and geographic areas are as follows: (in thousands)

         Business Segments                 Operating      Operating          Operating       Operating              Total
                                           Revenues        Income            Revenues         Income               Assets
                                         For the Three Months Ended          For the Nine Months Ended                At
                                             September 30, 1997                 September 30, 1997           September 30, 1997
                                      ------------------------------    -------------------------------      ------------------
         Traditional core business       $2,782,063          $637,650        $6,741,141       $1,336,423          $25,100,862
         Southern Energy                  1,289,141            82,694         2,631,672          209,630           10,283,358
                                       ------------        ----------       -----------     ------------        -------------
              Consolidated               $4,071,204          $720,344        $9,372,813       $1,546,053          $35,384,220
                                         ==========          ========        ==========       ==========          ===========

                                         For the Three Months Ended          For the Nine Months Ended                At
                                             September 30, 1996                 September 30, 1996             December 31, 1996
                                      ------------------------------    -------------------------------        -----------------

         Traditional core business       $2,574,656          $627,831        $6,773,828       $1,427,607          $25,367,558
         Southern Energy                    357,900            37,595         1,151,590           95,779            4,924,244
                                       ------------        ----------    --------------    -------------        -------------
              Consolidated               $2,932,556          $665,426        $7,925,418       $1,523,386          $30,291,802
                                         ==========          ========        ==========       ==========          ===========


         Geographic Areas                  Operating      Operating          Operating       Operating              Total
                                           Revenues        Income            Revenues         Income               Assets
                                         For the Three Months Ended          For the Nine Months Ended                At
                                             September 30, 1997                 September 30, 1997           September 30, 1997
                                      ------------------------------    -------------------------------      ------------------

         Domestic                        $3,686,108          $640,266        $8,117,898       $1,344,696          $25,996,233
         International:
                  Europe                    254,265            35,301           911,649          106,482            3,593,606
                  Asia                       56,892            30,328           170,597           76,834            4,289,286
                  Other                      73,939            14,449           172,669           18,041            1,505,095
                                      -------------        ----------     -------------    -------------        -------------
                    Total                $4,071,204          $720,344        $9,372,813       $1,546,053          $35,384,220
                                         ==========          ========        ==========       ==========          ===========

                                         For the Three Months Ended          For the Nine Months Ended                At
                                             September 30, 1996                 September 30, 1996             December 31, 1996
                                      ------------------------------    -------------------------------        -----------------

         Domestic                        $2,606,715          $632,428        $6,852,782       $1,446,420          $25,868,253
         International:
                  Europe                    276,703            30,965           918,813           68,472            2,965,578
                  Asia                            -                 -                 -                -                    -
                  Other                      49,138             2,033           153,823            8,494            1,457,971
                                      -------------       -----------      ------------   --------------        -------------
                    Total                $2,932,556          $665,426        $7,925,418       $1,523,386          $30,291,802
                                         ==========          ========        ==========       ==========          ===========


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

                                 Three Months Ended             Nine Months Ended           Unamortized Balance
                                      September 30,                  September 30,            at September 30, 1997
                                 -----------------------        --------------------        -----------------------
                                 1997              1996         1997          1996
                                 ----              ----         ----          ----

      ALABAMA                     $8,759          $5,951        $26,242      $18,360                  $25,304
      GEORGIA                      1,641           7,947          4,512       34,821                        -
      GULF                           950             238          2,192        2,472                        -
      MISSISSIPPI                  1,088           1,847          1,192        3,625                   16,696*
      SAVANNAH                       378              28          1,185          262                        -
      OTHER                           74             129            121          343                        -
                               ---------         -------      ---------     --------                  -------
      SOUTHERN
         system                  $12,890         $16,140        $35,444      $59,883                  $42,000
                                 =======         =======        =======      =======                  =======


      * Of this amount, $15.7 million relates to the current workforce reduction plan. The remainder, $996,000, relates to workforce reduction programs initiated in previous years.

(I) During the first nine months of 1997, statutory business trusts formed by ALABAMA, GEORGIA, GULF, MISSISSIPPI, Southern Investments UK plc ("SIUK") and Southern Company Capital Funding, Inc. ("Southern Capital"), of which the respective companies own all the common securities, issued mandatorily redeemable preferred or capital securities as follows: (in thousands)

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

(L) In February 1996, the Georgia PSC approved a three-year accounting order, effective January 1, 1996. In November 1996, on appeal by a consumer group, the Superior Court of Fulton County, Georgia reversed the accounting order and remanded the matter to the Georgia PSC. In October 1997, the Georgia Court of Appeals upheld the accounting order and reversed the Superior Court's decision. GEORGIA continued to recognize expenses in accordance with the accounting order while it was under appeal. Under the order, earnings in excess of a 12.5% retail return on common equity will be used to accelerate the amortization of regulatory assets or depreciation of electric plant. Accordingly, for earnings in excess of the 12.5% return, GEORGIA recorded charges of $76.7 million and $104.9 million, respectively, for the three months and nine months ended September 30, 1997 (presented in the accompanying financial statements as depreciation expense of electric plant and as an addition to the reserve for depreciation). For additional information, reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K.

(M) In 1987 and 1989, the Georgia PSC ordered that the allowed costs of Plant Vogtle, a two-unit nuclear facility of which GEORGIA owns 45.7%, be phased into rates. Pursuant to the orders, GEORGIA recorded a deferred return under phase-in plans until October 1991 when the allowed investment was fully reflected in rates. In 1991, the Georgia PSC levelized the remaining Plant Vogtle declining capacity buyback expenses over a six-year period. In addition, GEORGIA deferred certain Plant Vogtle operating expenses and financing costs under accounting orders issued by the Georgia PSC. These Georgia PSC orders provide for the recovery of deferred costs within 10 years. The unamortized balance of these deferred costs at September 30, 1997, was $58.2 million.

(N) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning the recovery by GEORGIA of its costs associated with the Rocky Mountain pumped storage hydroelectric plant. At September 30, 1997, GEORGIA's net investment in the plant was approximately $163 million. In August 1997, the staff of the Georgia PSC issued a report regarding its prudence review of the plant. The report recommends that of GEORGIA's initial $202 million investment in the plant, approximately $79 million be allowed in rate base, with a disallowance of approximately $123 million. The report also concludes that GEORGIA should be allowed to retain the benefits of the plant's lower fuel costs (as compared to alternative sources of generation). The report states that as an alternative, it may be reasonable to provide a larger allowance in rate base and allow customers to receive the benefit of the fuel savings. GEORGIA estimates the present value of the fuel benefits over the life of the plant to be in the range of approximately $50 million to $70 million. The Georgia PSC intends to conclude hearings on this matter in December 1997, at which time the Georgia PSC will take the matter under advisement for future action. While GEORGIA disagrees with the Georgia PSC staff's conclusions, the outcome of this matter cannot now be determined.

(O) Reference is made to Note 3 to the financial statements of GEORGIA in Item 8 of the Form 10-K for information relating to an agreement reached January 10, 1997, between GEORGIA and MEAG relating to a new power supply relationship. A power supply contract entered into between GEORGIA and MEAG has been approved by FERC and was implemented in August 1997.

(P) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(Q) On November 7, 1997, SAVANNAH filed with the Georgia PSC to request an accounting order to make certain accounting adjustments including implementation of new depreciation rates, to increase the provision in the storm damage reserve, and to provide a process to address SAVANNAH's level of earnings in the future. On November 10, 1997, SAVANNAH filed for a rate reduction, of approximately $1.0 million, targeted to the small business class.

(R) In July 1997, the new Labor government in the United Kingdom introduced its first budget which became effective July 31, 1997. This budget included a one-time windfall profit tax on privatized utilities. As reflected in the "Condensed Consolidated Statements of Income", the effect of this tax, approximately (pound)90 million ($148 million), was recorded in the quarter ended September 30, 1997. The tax is payable in two equal installments on or before December 1, 1997 and December 1, 1998.

PART II       -  OTHER INFORMATION


Item 1.          Legal Proceedings.

                 (1) Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.

                 (2) Reference is made to Item 3 - LEGAL PROCEEDINGS in the Form 10-K for information regarding a tax deficiency notice issued by the Internal Revenue Service claiming that GEORGIA and SOUTHERN owed additional taxes for the years 1984 through 1987 and regarding GEORGIA's and SOUTHERN's claims for tax refunds for such years.

                        In August 1997, SOUTHERN and the Internal Revenue Service entered into a settlement agreement which is subject to the review and approval of the Joint Congressional Committee on Taxation. If approved by the Joint Committee, the agreement would resolve all issues in the case for the years before the Tax Court, resulting in a refund to SOUTHERN in an amount which is not expected to have a material effect on earnings. There can be no assurance that such Joint Committee approval will be received.


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


Item 5.          Other Information.

                 On November 3, 1997, SOUTHERN commenced offers to purchase for cash (the "Offers") certain series of the preferred stocks of ALABAMA, GEORGIA, GULF and MISSISSIPPI. The Offers are being made for one series ($36.4 million aggregate par value) in the case of ALABAMA, nine series ($95.8 million aggregate stated value) in the case of GEORGIA, five series ($50.1 million aggregate par value or stated capital) in the case of GULF and three series ($11.0 million aggregate par value) in the case of MISSISSIPPI.

                        SOUTHERN will sell any shares purchased by it pursuant
                 to the Offers to the respective subsidiary companies at the purchase price paid by SOUTHERN plus expenses, and the respective subsidiary companies will thereupon retire and cancel such shares.

                        Concurrently with the Offers, the subsidiary companies
                 are soliciting proxies on behalf of their respective boards of directors in connection with special meetings of stockholders scheduled to be held on December 10, 1997. The purpose of the special meetings is to consider a proposed

Item 5.          Other Information.  (Continued)


                 amendment to each such subsidiary company's charter to eliminate certain provisions restricting its ability to issue unsecured indebtedness, to sell assets, merge or consolidate without preferred stockholder approval under certain circumstances and to pay dividends on its common stock.

                        For further information with regard to this matter,
                 including the terms and conditions of the Offers, reference is made to the four Issuer Tender Offer Statements on Schedule 13E-4 filed by SOUTHERN with the SEC on November 3, 1997.




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
                                          (a)    SOUTHERN
                                          (b)    ALABAMA
                                          (c)    GEORGIA
                                          (d)    GULF
                                          (e)    MISSISSIPPI
                                          (f)    SAVANNAH


                 (b)    Reports on Form 8-K.

                        GULF filed a Current Report on Form 8-K dated July 28, 1997:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

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

                             Date: November 12, 1997

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

                             Date: November 12, 1997

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


                             Date: November 12, 1997

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


                             Date: November 12, 1997

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


                             Date: November 12, 1997

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

          SAVANNAH ELECTRIC AND POWER COMPANY

     By   /s/ G. Edison Holland,  Jr.
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Kirby R. Willis
          Vice President, Treasurer and Chief Financial Officer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                             Date: November 12, 1997