Form 10-K
period 1997-12-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1998-03-31
CIK 92122, 3153, 41091, 44545, 66904, 86940


======================================================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to

Commission                         Registrant, State of Incorporation,                      I.R.S. Employer
File Number                         Address and Telephone Number                          Identification No.

    1-3526                          The Southern Company                                  58-0690070
                                    (A Delaware Corporation)
                                    270 Peachtree Street, N.W.
                                    Atlanta, Georgia 30303
                                    (770) 393-0650

    1-3164                          Alabama Power Company                                 63-0004250
                                    (An Alabama Corporation)
                                    600 North 18th Street
                                    Birmingham, Alabama 35291
                                    (205) 257-1000

    1-6468                          Georgia Power Company                                 58-0257110
                                    (A Georgia Corporation)
                                    241 Ralph McGill Boulevard, N.E.
                                    Atlanta, Georgia 30308-3374
                                    (404) 526-6526

    0-2429                          Gulf Power Company                                    59-0276810
                                    (A Maine Corporation)
                                    500 Bayfront Parkway
                                    Pensacola, Florida 32501
                                    (850) 444-6111

    0-6849                          Mississippi Power Company                             64-0205820
                                    (A Mississippi Corporation)
                                    2992 West Beach
                                    Gulfport, Mississippi 39501
                                    (601) 864-1211

    1-5072                          Savannah Electric and Power Company                   58-0418070
                                    (A Georgia Corporation)
                                    600 East Bay Street
                                    Savannah, Georgia 31401
                                    (912) 644-7171
======================================================================================================================

          Securities registered pursuant to Section 12(b) of the Act:1

Each of the  following  classes or series of securities  registered  pursuant to
Section 12(b) of the Act is registered on the New York Stock Exchange.

Title of each class                                               Registrant

Common Stock, $5 par value                                        The Southern Company

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.75% Cumulative Quarterly Income Preferred Securities 2

                      -------------------------------------------------

Class A preferred, cumulative, $25 stated capital                Alabama Power Company
6.80% Series                       Adjustable Rate (1993 Series)
6.40% Series

Senior Notes
7 1/8% Series A

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.375% Trust  Preferred  Securities3
7.60% Trust  Originated  Preferred Securities4

                       -------------------------------------------------

Class A preferred stock, cumulative, $25 stated value             Georgia Power Company
Adjustable Rate (First 1993 Series)
Adjustable Rate (Second 1993 Series)

Company obligated mandatorily redeemable
preferred securities, $25 liquidation amount
9% Monthly Income Preferred Securities, Series A5             7.75% Trust Preferred Securities6
7.60% Trust Preferred Securities7                             7.75% Quarterly Income Preferred Securities8

First mortgage bonds
6 1/8% Series due 1999       6 7/8% Series due 2002

                    ----------------------------------------------------

1 As of December 31, 1997.
2 Issued by Southern Company Capital Trust III and guaranteed by The Southern Company.
3 Issued by Alabama Power Capital Trust I and guaranteed by Alabama Power Company.
4 Issued by Alabama Power Capital Trust II and guaranteed by Alabama Power Company.
5 Issued by Georgia Power Capital, L.P. and guaranteed by Georgia Power Company.
6 Issued by Georgia Power Capital Trust I and guaranteed by Georgia Power Company.
7 Issued by Georgia Power Capital Trust II and guaranteed by Georgia Power Company.
8 Issued by Georgia Power Capital Trust III and guaranteed by Georgia Power Company.




Company obligated mandatorily redeemable                          Gulf Power Company
preferred securities, $25 liquidation amount
7.625% Quarterly Income Preferred Securities9

                    ----------------------------------------------------

Depositary  preferred  shares,  each representing  one-fourth    Mississippi Power Company
of a share of preferred stock,  cumulative,  $100 par value
6.32% Series                       6.65% Series

Company obligated mandatorily redeemable preferred securities, $25 liquidation amount
7.75% Trust Originated Preferred Securities10

                      -------------------------------------------------

Preferred stock, cumulative, $25 par value                        Savannah Electric and Power Company
6.64% Series

          Securities registered pursuant to Section 12(g) of the Act:11

Title of each class                                               Registrant

Preferred stock, cumulative, $100 par value                       Alabama Power Company
4.20% Series                    4.60% Series          4.72% Series
4.52% Series                    4.64% Series          4.92% Series

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

                     --------------------------------------------------------




9  Issued by Gulf Power Capital Trust I and guaranteed by Gulf Power Company.
10 Issued by Mississippi Power Capital Trust I and guaranteed by Misissippi Power Company.
11 As of December 31, 1997.





==========================================================================================================




Preferred stock, cumulative, $100 par value                       Gulf Power Company
4.64% Series      5.44% Series
5.16% Series

Class A preferred,  cumulative,  $10 par value,  $25 stated capital
6.72% Series                  Adjustable Rate (1993 Series)

                     --------------------------------------------------------

Preferred stock, cumulative, $100 par value                       Mississippi Power Company
4.40% Series                  4.60% Series
4.72% Series                  7.00% Series

                     --------------------------------------------------------

             Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No___

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

             Aggregate market value of voting stock held by non-affiliates of The Southern Company at February 28, 1998: $17.1 billion. Each of such other registrants is a wholly-owned subsidiary of The Southern Company and has no voting stock other than its common stock. A description of registrants' common stock follows:

                                                   Description of                      Shares Outstanding
Registrant                                          Common Stock                      at February 28, 1998

The Southern Company                         Par Value $5 Per Share                          694,327,636
Alabama Power Company                        Par Value $40 Per Share                           5,608,955
Georgia Power Company                        No Par Value                                      7,761,500
Gulf Power Company                           No Par Value                                        992,717
Mississippi Power Company                    Without Par Value                                 1,121,000
Savannah Electric and Power Company          Par Value $5 Per Share                           10,844,635

Documents incorporated by reference:  specified portionsof The Southern Company's Proxy Statement relating to the
1998 Annual Meeting of Stockholders are incorporated by reference into PART III.

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


===============================================================================================================


                                Table of Contents

                                                                                                                       Page
               PART I

Item 1          Business
                  The SOUTHERN System..................................................................................  I-1
                  Traditional Business.................................................................................  I-1
                  Non-Traditional Business.............................................................................  I-2
                  Certain Factors Affecting the Industry...............................................................  I-3
                  Construction Programs................................................................................  I-4
                  Financing Programs...................................................................................  I-6
                  Fuel Supply..........................................................................................  I-7
                  Territory Served By Operating Affiliates.............................................................  I-8
                  Competition..........................................................................................  I-11
                  Regulation...........................................................................................  I-13
                  Rate Matters.........................................................................................  I-15
                  Employee Relations...................................................................................  I-16
Item 2          Properties.............................................................................................  I-18
Item 3          Legal Proceedings......................................................................................  I-23
Item 4          Submission of Matters to a Vote of Security Holders....................................................  I-23
                Executive Officers of SOUTHERN.........................................................................  I-24

                PART II

Item 5          Market for Registrants' Common Equity and Related Stockholder Matters..................................  II-1
Item 6          Selected Financial Data................................................................................  II-2
Item 7          Management's Discussion and Analysis of Results of Operations
                  and Financial Condition..............................................................................  II-2
Item 7A         Quantitative and Qualitative Disclosures about Market Risk.............................................  II-2
Item 8          Financial Statements and Supplementary Data............................................................  II-3
Item 9          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..................................................................  II-4

                PART III

Item 10         Directors and Executive Officers of the Registrants...................................................   III-1
Item 11         Executive Compensation................................................................................   III-13
Item 12         Security Ownership of Certain Beneficial Owners and
                  Management..........................................................................................   III-30
Item 13         Certain Relationships and Related Transactions........................................................   III-36

                PART IV

Item 14         Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K.........................................................................................   IV-1


                                   DEFINITIONS
              When used in Items 1 through 5 and Items 10 through 14, the following terms will have the meanings indicated. Other defined terms specific only to Item 11 are found on page III-13.

              Term                                                             Meaning
              AEC...........................................       Alabama Electric Cooperative, Inc.
              AFUDC.........................................       Allowance for Funds Used During Construction
              ALABAMA.......................................       Alabama Power Company
              Alicura.......................................       Hidroelectrica Alicura, S.A. (Argentina)
              AMEA..........................................       Alabama Municipal Electric Authority
              CEPA..........................................       Consolidated Electric Power Asia
              Clean Air Act.................................       Clean Air Act Amendments of 1990
              Dalton........................................       City of Dalton, Georgia
              DOE...........................................       United States Department of Energy
              Edelnor.......................................       Empresa Electrica del Norte Grande, S.A. (Chile)
              EMF...........................................       Electromagnetic field
              Energy Act....................................       Energy Policy Act of 1992
              Energy Solutions..............................       Southern Company Energy Solutions, Inc. (formerly The Southern
                                                                   Development and Investment Group, Inc.)
              Entergy Gulf States...........................       Entergy Gulf States Utilities Company
              EPA...........................................       United States Environmental Protection Agency
              EWG...........................................       Exempt wholesale generator
              FERC..........................................       Federal Energy Regulatory Commission
              FPC...........................................       Florida Power Corporation
              FP&L..........................................       Florida Power & Light Company
              Freeport......................................       Freeport Power Company (Bahamas)
              FUCO..........................................       Foreign utility company
              GEORGIA.......................................       Georgia Power Company
              GULF..........................................       Gulf Power Company
              Holding Company Act...........................       Public Utility Holding Company Act of 1935, as amended
              IBEW..........................................       International Brotherhood of Electrical Workers
              IRS...........................................       Internal Revenue Service
              JEA...........................................       Jacksonville Electric Authority
              MEAG..........................................       Municipal Electric Authority of Georgia
              MISSISSIPPI...................................       Mississippi Power Company
              Mobile Energy.................................       Mobile Energy Services Company, L.L.C.
              NRC...........................................       Nuclear Regulatory Commission
              OPC...........................................       Oglethorpe Power Corporation
              operating affiliates..........................       ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
              PSC...........................................       Public Service Commission
              RUS...........................................       Rural Utility Service (formerly Rural Electrification
                                                                   Administration)
              SAVANNAH......................................       Savannah Electric and Power Company
              SCS...........................................       Southern Company Services, Inc.
              SEC...........................................       Securities and Exchange Commission
              SEGCO.........................................       Southern Electric Generating Company
              SEPA..........................................       Southeastern Power Administration
              SERC..........................................       Southeastern Electric Reliability Council
              SMEPA.........................................       South Mississippi Electric Power Association
              SOUTHERN......................................       The Southern Company
              Southern Communications.......................       Southern Communications Services, Inc.
              Southern Energy...............................       Southern Energy, Inc. (formerly Southern Electric
                                                                   International, Inc.)
              Southern Nuclear..............................       Southern Nuclear Operating Company, Inc.
              SOUTHERN system...............................       SOUTHERN, the operating affiliates, SEGCO, Southern Energy,
                                                                   Southern Nuclear, SCS, Southern Communications,
                                                                   Energy Solutions and other subsidiaries
              SWEB..........................................       South Western Electricity plc (United Kingdom)
              TVA...........................................       Tennessee Valley Authority

                                       ii

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

         This Annual Report on Form 10-K includes forward-looking statements in addition to historical information. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the markets of SOUTHERN's subsidiaries; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the registrants; state and federal rate regulation in the United States; changes in or application of environmental and other laws and regulations to which SOUTHERN and its
subsidiaries  are  subject;   political,   legal  and  economic  conditions  and
developments in the United States and in foreign countries in which the subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; and other factors discussed elsewhere herein and in other reports filed from time to time by the registrants with the SEC.

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

    SOUTHERN also owns all the outstanding common stock of Southern Energy, Southern Communications, Southern Nuclear, SCS (the system service company), Energy Solutions and other direct and indirect subsidiaries. Southern Energy is focused on several key international and domestic business lines, including energy distribution, integrated utilities, stand-alone generation, and other energy-related products and services. A further description of Southern Energy's business and organization follows later in this section under "Non-Traditional Business." Southern Communications provides digital wireless communications services to SOUTHERN's operating affiliates and also markets these services to the public within the Southeast. Southern Nuclear provides services to the Southern electric system's nuclear plants. Energy Solutions develops new business opportunities related to energy products and services.

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

The SOUTHERN System

Traditional Business

The transmission facilities of each of the operating affiliates and SEGCO are connected to the respective company's own generating plants and other sources of power and are interconnected with the transmission facilities of the other operating affiliates and SEGCO by means of heavy-duty high voltage lines. (In the case of GEORGIA's integrated transmission system, see Item 1 - BUSINESS - "Territory Served By Operating Affiliates" herein.)

    Operating contracts covering arrangements in effect with principal neighboring utility systems provide for capacity exchanges, capacity purchases and sales, transfers of economy energy and other similar transactions. Additionally, the operating affiliates have entered into voluntary reliability agreements with the subsidiaries of Entergy Corporation, Florida Electric Power Coordinating Group and TVA and with Carolina Power & Light Company, Duke Energy Corporation, South Carolina Electric & Gas Company and Virginia Electric and Power Company, each of which provides for the establishment and periodic review of principles and procedures for planning and operation of generation and transmission facilities, maintenance schedules, load retention programs, emergency operations, and other matters affecting the reliability of bulk power supply. The operating affiliates have joined with other utilities in the Southeast (including those referred to above) to form the SERC to augment further the reliability and adequacy of bulk power supply. Through the SERC, the operating affiliates are represented on the National Electric Reliability Council.

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

    SCS has contracted with SOUTHERN, each operating affiliate, Southern Energy, various of the other subsidiaries, Southern Nuclear and SEGCO to furnish, at cost and upon request, the following services: general executive and advisory services, power pool operations, general engineering, design engineering, purchasing, accounting, finance and treasury, taxes, insurance and pensions, corporate, rates, budgeting, public relations, employee relations, systems and procedures and other services with respect to business and operations. Southern Energy, Energy Solutions and Southern Communications have also secured from the operating affiliates certain services which are furnished at cost.

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

Non-Traditional Business

SOUTHERN continues to consider new business opportunities, particularly those which allow use of the expertise and resources developed through its regulated utility experience. These endeavors began in 1981 and are conducted through Southern Energy and other subsidiaries. SOUTHERN presently has authorization from the SEC (the "SEC Order") which in effect will allow it to use the proceeds from financings for investment in EWGs and FUCOs up to an amount not exceeding 100% of SOUTHERN's consolidated retained earnings. A consumer group that had sought to intervene in the SEC proceeding has filed an appeal, which remains pending, with U.S. Court of Appeals for the 11th Circuit seeking judicial review of the SEC Order. At December 31, 1997, SOUTHERN's consolidated retained earnings amounted to $3,842 million and its aggregate investment in EWGs and FUCOs amounted to $2,795 million.

    Worldwide, Southern Energy develops and manages electricity and other energy related projects, including domestic energy trading and marketing.

    Reference is made to Note 15 to the financial statements of SOUTHERN in Item 8 herein for additional information regarding SOUTHERN's segment and related information.

    In 1995, SOUTHERN acquired SWEB, one of the United Kingdom's 12 regional electric distribution companies, for approximately $1.8 billion. In July 1996, a 25 percent interest in SWEB was sold. SWEB is, to some extent, involved in power generation and certain non-regulated activities which include gas marketing and telecommunications. In mid-1997, the acquisition of all interest in CEPA was completed for a total net investment of $2.1 billion. CEPA is engaged in the business of developing, constructing, owning and operating electric power generation facilities. Its current operations include installed operating capacity of approximately 3,306 megawatts, with projects either completed or under development in the Philippines, the People's Republic of China, and Pakistan. In September 1997, Southern Energy acquired a 26% interest in a German utility for approximately $820 million. For additional information regarding the acquisitions of SWEB and CEPA, reference is made to Note 14 to SOUTHERN's financial statements in Item 8 herein.

    See Item 2 - PROPERTIES - "Other Electric Generation Facilities" herein for additional information regarding Southern Energy projects.

    As the energy marketplace evolves, Southern Energy is positioning SOUTHERN to become a major competitor in energy trading and marketing activities. As part of this strategy, Southern Energy entered into a joint venture with Vastar Resources effective in January 1998. The two companies combined their energy trading and marketing operations to form a new full-service energy provider, Southern Company Energy Marketing. Southern Company Energy Marketing holds a top 10 position in the United States in both natural gas and power marketing.

    Southern Energy and Energy Solutions render consulting services and market SOUTHERN system expertise in the United States and throughout the world. They contract with other public utilities, commercial concerns and government agencies for the rendition of services and the licensing of intellectual property. More specifically, Energy Solutions is focusing on new and existing programs to enhance customer satisfaction and efficiency and stockholder value, such as: Good Cents, an energy efficiency program for electric utility customers; EnerLink, a group of energy management products and services for large commercial and industrial electricity users; Energy Services, providing total energy solutions to industrial and commercial customers; other energy management programs under development; and telecommunications operations related to energy management programs.

     In 1995, Southern Communications began serving SOUTHERN's operating affiliates and marketing its services to non-affiliates within the Southeast. The system covers 122,000 square miles and combines the functions of two-way radio dispatch, cellular phone, short text and numeric messaging and wireless data transfer.

    These continuing efforts to invest in and develop new business opportunities offer the potential of earning returns which may exceed those of rate-regulated operations. However, these activities also involve a higher degree of risk. SOUTHERN expects to make substantial investments over the period 1998-2000 in these and other new businesses.

Certain Factors Affecting the Industry

Various factors are currently affecting the electric utility industry in general, including increasing competition and the regulatory changes related thereto, costs required to comply with environmental regulations, and the potential for new business opportunities (with their associated risks) outside of traditional rate-regulated operations. The effects of these and other factors on the SOUTHERN system are described herein. Particular reference is made to
Item 1 - BUSINESS - "Non-Traditional Business," "Competition" and "Environmental Regulation."

Construction Programs

The subsidiary companies of SOUTHERN are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Construction additions or acquisitions of property during 1998 through 2000 by the operating affiliates, SEGCO, SCS, Southern Communications and Southern Energy are estimated as follows: (in millions)

   ---------------------------------------------------------
                                   1998      1999      2000
                                ----------------------------
   ALABAMA                       $  615    $  723   $  524
   GEORGIA                          506       561      549
   GULF                              68        62       62
   MISSISSIPPI                       67        92      291
   SAVANNAH                          22        23       21
   SEGCO                              3         8        1
   SCS                                7        15        6
   Southern
   Communications                    67        20       18
   Southern Energy*                 629       493       78
   Other                             19        13       18
   =========================================================
   SOUTHERN system               $2,003    $2,010   $1,568
   =========================================================

    *These construction estimates do not include amounts which may be expended by Southern Energy on future power production projects or by any subsidiaries created to effect such future projects. (See Item 1 - BUSINESS -
"Non-Traditional Business" herein.)


Estimated construction costs in 1998 are expected to be apportioned approximately as follows: (in millions)

   -------------------------------------------------------------------------------------------------------------------------------
                                   SOUTHERN
                                     system*       ALABAMA         GEORGIA          GULF        MISSISSIPPI              SAVANNAH
                                   -----------------------------------------------------------------------------------------------
   Combustion turbines                   $109          $ 99            $  1         $   1            $ 8              $  -
   Other generating
      facilities including
      associated plant                    850           169              78            23             20                 2
   substations
   New business                           326           129             151            21             14                11
   Transmission                           147            64              69             3              9                 2
   Joint line and substation               31             -              28             3              -                 -
   Distribution                           225            70              54            11             12                 5
   Nuclear fuel                            97            40              57             -              -                 -
   General plant                          218            44              68             6              4                 2
                                   -----------------------------------------------------------------------------------------------
                                       $2,003          $615            $506           $68            $67               $22
                                   ===============================================================================================



    *Southern Communications, SCS and Southern Nuclear plan capital additions to general plant in 1998 of $67 million, $7 million and $400 thousand, respectively, while SEGCO plans capital additions of $3 million to generating facilities. Southern Energy plans capital additions of $555 million to generating facilities, $73 million to distribution facilities, and $1 million to general plant. These estimates do not reflect the possibility of Southern Energy's securing a contract(s) to buy or build additional generating facilities. Other non-traditional capital additions planned for 1998 are approximately $19 million. (See Item 1 - BUSINESS - "Non-Traditional Business" herein.)

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

    The operating affiliates have approximately 1,600 megawatts of combined cycle generation scheduled to be placed in service by 2001. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading of generating plants . (See Item 2 - PROPERTIES - "Other Electric Generation Facilities" herein for additional information relating to facilities under development.)

    In 1991, the Georgia legislature passed legislation which requires GEORGIA and SAVANNAH each to file an Integrated Resource Plan for approval by the Georgia PSC. Under the plan rules, the Georgia PSC must pre-certify the construction of new power plants and new purchase power contracts. (See Item 1 - BUSINESS - "Rate Matters - Integrated Resource Planning" herein.)

    See Item 1 - BUSINESS - "Regulation - Environmental Regulation" herein for information with respect to certain existing and proposed environmental requirements and Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein for additional information concerning ALABAMA's and GEORGIA's joint ownership of certain generating units and related facilities with certain non-affiliated utilities.
                                      I-5

Financing Programs

In 1997, SOUTHERN raised $360 million from the issuance of new common stock under SOUTHERN's various stock plans. Also in 1997, SOUTHERN issued a total of $600 million in trust and capital preferred securities for the direct benefit of SOUTHERN. SOUTHERN plans to issue additional equity capital in 1998. The amount and timing of additional equity capital to be raised in 1998, as well as subsequent years, will be contingent on SOUTHERN's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or SOUTHERN's stock plans. Any portion of the common stock required during 1998 for SOUTHERN's stock plans that is not provided from the issuance of new stock will be acquired on the open market in accordance with the terms of such plans.

    The operating affiliates plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which was primarily from internal sources. However, the type and timing of any financings -- if needed -- will depend on market conditions and regulatory approval. Historically the operating affiliates have relied on issuances of first mortgage bonds and preferred stock, in addition to pollution control revenue bonds issued for their benefit by public authorities, to meet their long-term external financing requirements. Recently, financings have consisted of unsecured debt and trust preferred securities. In this regard, the operating affiliates -- except SAVANNAH -- sought and obtained stockholder approval in 1997 to amend their respective corporate charters eliminating restrictions on the amount of unsecured indebtedness they may incur.

    Short-term debt is often utilized as appropriate at SOUTHERN and the operating affiliates. The amount of securities representing short-term unsecured indebtedness allowable under SAVANNAH's charter at December 31, 1997 was $71 million (20% of secured indebtedness and other capital). Under the provisions of SAVANNAH's charter, this percentage will be reduced to 10% on July 1, 1999. In the case of ALABAMA, GEORGIA, GULF and MISSISSIPPI, preferred shareholders approved the removal of restrictions on unsecured indebtedness under the respective charters. SOUTHERN does not have a charter limitation on short-term unsecured indebtedness.

    The maximum amounts of short-term or term-loan indebtedness authorized by the appropriate regulatory authorities are shown on the following table:

                                      Outstanding at
                       Amount        December 31, 1997
                     ------------    ---------------------
                               (in millions)
    ALABAMA          $  750 (1)             $306.9
    GEORGIA           1,700 (2)              366.2
    GULF                 300(1)               82.3
    MISSISSIPPI          350(1)               80.0
    SAVANNAH              90(2)               30.0
    SOUTHERN           2,000(1)              768.7
    ------------------------------------------------------

Notes:

    (1) ALABAMA's authority is based on authorization received from the Alabama PSC, which expires December 31, 1998. No SEC authorization is required for ALABAMA. GULF, MISSISSIPPI and SOUTHERN have received SEC authorization to issue from time to time short-term and/or term-loan notes to banks and commercial paper to dealers in the amounts shown through December 31, 2003, December 31, 2002 and March 31, 2001, respectively.

    (2) GEORGIA and SAVANNAH have received SEC authorization to issue from time to time short-term and term-loan notes to banks and commercial paper to dealers in the amounts shown through December 31, 2002. Authorization for term-loan indebtedness is also required by and has been received from the Georgia PSC. Currently, GEORGIA and SAVANNAH have remaining authority from the Georgia PSC of $1.4 billion and $96.1 million, respectively, expiring December 31, 1998.

    Reference is made to Note 5 to the financial statements for SOUTHERN, ALABAMA, GULF, MISSISSIPPI and SAVANNAH and Note 9 to the financial statements for GEORGIA in Item 8 herein for information regarding the registrants' credit arrangements.

    New projects undertaken by subsidiaries of Southern Energy are generally financed through a combination of equity funds provided by SOUTHERN and non-recourse debt incurred on a project-specific basis.

Fuel Supply

The operating affiliates' and SEGCO's supply of electricity is derived predominantly from coal. The sources of generation for the years 1995 through 1997 and the estimates for 1998 are shown below:
                                                   Oil and
   ALABAMA            Coal    Nuclear    Hydro       Gas
                    --------- ---------- --------- ---------
            1995       73%       19%        8%        *
            1996       72        20         8         *
            1997       72        19         8         1
            1998       74        18         7         1

   GEORGIA
            1995       74        22         3         1
            1996       74        22         3         1
            1997       75        22         2         1
            1998       75        21         3         1

   GULF
            1995       99        **        **         1
            1996       99        **        **         1
            1997      100        **        **         *
            1998       99        **        **         1

   MISSISSIPPI
            1995       79        **        **        21
            1996       85        **        **        15
            1997       85        **        **        15
            1998       85        **        **        15

   SAVANNAH
            1995       80        **        **        20
            1996       90        **        **        10
            1997       87        **        **        13
            1998       88        **        **        12

   SEGCO
            1995      100        **        **         *
            1996      100        **        **         *
            1997      100        **        **         *
            1998      100        **        **         *

   SOUTHERN system***
            1995       77        17         4         2
            1996       77        17         4         2
            1997       77        17         4         2
            1998       79        16         4         1
   ---------------------------------------------------------
    *Less than 0.5%.
  **Not applicable.
***Amounts shown for the SOUTHERN system are weighted averages of the operating affiliates and SEGCO.

    The average costs of fuel in cents per net kilowatt-hour generated for 1995 through 1997 are shown below:

                                              Oil and   Weighted
   ALABAMA             Coal      Nuclear       Gas      Average
                       --------- ---------- ----------- -----------
            1995        1.71       0.50           *        1.48
            1996        1.71       0.50           *        1.46
            1997        1.73       0.54           *        1.49

   GEORGIA
            1995        1.67       0.60        4.68        1.44
            1996        1.55       0.55        5.50        1.35
            1997        1.53       0.52        5.19        1.32

   GULF
            1995        2.08         **        3.56        2.09
            1996        1.99         **        6.41        2.02
            1997        1.97         **        5.59        1.99

   MISSISSIPPI
            1995        1.58         **        2.33        1.64
            1996        1.43         **        4.32        1.57
            1997        1.44         **        3.54        1.57

   SAVANNAH
            1995        1.77         **        3.80        2.18
            1996        1.76         **        8.41        2.42
            1997        1.91         **        4.63        2.27

   SEGCO
            1995        1.87         **           *        1.87
            1996        1.72         **           *        1.72
            1997        1.51         **           *        1.51

   SOUTHERN system***
            1995        1.73        0.56       3.37        1.53
            1996        1.65        0.52       5.20        1.48
            1997        1.63        0.53       4.38        1.46
   ----------------------------------------------------------------
    *  Not meaningful because of minimal generation from fuel  source.
  **   Not applicable.
*** Amounts shown for the SOUTHERN system are weighted averages of the operating affiliates and SEGCO. See SELECTED FINANCIAL DATA in Item 6 herein for each registrant's source of energy supply.

    As of February 13, 1998, the operating affiliates and SEGCO had stockpiles of coal on hand at their respective coal-fired plants which represented an estimated 23 days of recoverable supply for bituminous coal and 27 days for sub-bituminous coal. It is estimated that approximately 66.6 million tons of coal will be consumed in 1998 by the operating affiliates and SEGCO (including those units GEORGIA owns jointly with OPC, MEAG and Dalton and operates for FP&L and JEA and the units ALABAMA owns jointly with AEC). The operating affiliates and SEGCO currently have 31 coal contracts. These contracts cover remaining terms of up to 14 years. Approximately 16% of 1998 estimated coal requirements will be purchased in the spot market. Management has set a goal whereby the spot market should be utilized, absent the transition from coal contract expirations, for 20 to 30% of the SOUTHERN system's coal supply. Additionally, it has been determined that approximately 30 days of recoverable supply is the appropriate level for coal stockpiles. During 1997, the operating affiliates' and SEGCO's average price of coal delivered was approximately $36.8 per ton.

    The typical sulfur content of coal purchased under contracts ranges from approximately 0.49% to 2.76% sulfur by weight. Fuel sulfur restrictions and other environmental limitations have increased significantly and may increase further the difficulty and cost of obtaining an adequate coal supply. See Item 1
- BUSINESS - "Regulation - Environmental Regulation" herein.

    Changes in fuel prices are generally reflected in fuel adjustment clauses contained in rate schedules. See Item 1 - BUSINESS -"Rate Matters - Rate Structure" herein.

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

Territory Served By Operating Affiliates

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

    GEORGIA is engaged in the generation and purchase of electricity and the distribution and sale of such electricity within the State of Georgia at retail in over 600 communities (including Athens, Atlanta, Augusta, Columbus, Macon, Rome and Valdosta), as well as in rural areas, and at wholesale currently to 39 electric cooperative associations through a power supply arrangement with OPC, a corporate cooperative of electric membership cooperatives in Georgia, and to 50 municipalities, 48 of which are served through a power supply arrangement with MEAG, a public corporation and an instrumentality of the State of Georgia.

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

    For information relating to kilowatt-hour sales by classification for each registrant, reference is made to "Management's Discussion and Analysis-Revenues" in Item 7 herein. Also, for information relating to the sources of revenues for the Southern system and each of the operating affiliates, reference is made to
Item 6 herein.

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

    There are 43 electric cooperative organizations operating in, or in areas adjoining, territory in the State of Georgia in which GEORGIA provides electric service at retail or wholesale. Three of these organizations obtain their power from TVA and one from other sources. Since July 1, 1975, OPC has supplied the requirements of the remaining 39 of these cooperative organizations from self-owned generation acquired from GEORGIA and, until September 1991, through partial requirements purchases from GEORGIA. GEORGIA entered into an agreement with OPC pursuant to which, effective in September 1991, OPC ceased to be a partial requirements wholesale customer of GEORGIA. Instead, OPC began the purchase of 1,250 megawatts of capacity from GEORGIA through 1999, subject to reduction or extension by OPC, and may satisfy the balance of its needs through purchases from others. OPC decreased its purchases of capacity by 250 megawatts each in September 1996 and 1997 and has notified GEORGIA of its intent to decrease purchases of capacity by an additional 250 megawatts in September 1998 and 1999. Under the amended 1995 Integrated Resource Plan approved by the Georgia PSC in March 1997, the resources associated with the decreased purchases in 1996, 1997 and 1998 will be used to meet the needs of GEORGIA's retail customers through 2004.

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

    Forty-seven municipally-owned electric distribution systems and one county-owned system receive their requirements through MEAG, which was established by a state statute in 1975. MEAG serves these requirements from self-owned generation facilities acquired from GEORGIA and purchases from others. In August 1997, a new power supply contract was implemented between GEORGIA and MEAG that replaced the partial requirements tariff pursuant to which GEORGIA previously sold wholesale energy to MEAG. Since 1977 Dalton has filled its requirements from generation facilities acquired from GEORGIA and through partial requirements purchases. One municipally-owned electric distribution system's full requirements are served under a market-based contract by GEORGIA. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

    GULF and MISSISSIPPI provide wholesale requirements for one municipal system each.

    GEORGIA has entered into substantially similar agreements with Georgia Transmission Corporation (formerly OPC's transmission division), MEAG and Dalton providing for the establishment of an integrated transmission system to carry the power and energy of each. The agreements require an investment by each party in the integrated transmission system in proportion to its respective share of the aggregate system load. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein.)

    SCS, acting on behalf of ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH, also has a contract with SEPA (a federal power marketing agency) providing for the use of those companies' facilities at government expense to deliver to certain cooperatives and municipalities, entitled by federal statute to preference in the purchase of power from SEPA, quantities of power equivalent to the amounts of power allocated to them by SEPA from certain United States Government hydroelectric projects.

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

    Pursuant to the 1956 Utility Act, the Mississippi PSC issued "Grandfather Certificates" of public convenience and necessity to MISSISSIPPI and to six distribution rural cooperatives operating in southeastern Mississippi, then served in whole or in part by MISSISSIPPI, authorizing them to distribute electricity in certain specified geographically described areas of the state. The six cooperatives serve approximately 300,000 retail customers in a certificated area of approximately 10,300 square miles. In areas included in a "Grandfather Certificate," the utility holding such certificate may, without further certification, extend its lines up to five miles; other extensions within that area by such utility, or by other utilities, may not be made except upon a showing of, and a grant of a certificate of, public convenience and necessity. Areas included in such a certificate which are subsequently annexed to municipalities may continue to be served by the holder of the certificate, irrespective of whether it has a franchise in the annexing municipality. On the other hand, the holder of the municipal franchise may not extend service into such newly annexed area without authorization by the Mississippi PSC.

Long-Term Power Sales Agreements

Reference is made to Note 7 to the financial statements for SOUTHERN, ALABAMA, GEORGIA, GULF and MISSISSIPPI in Item 8 herein for information regarding contracts for the sales of capacity and energy to non-territorial customers.

Competition

   The electric utility industry in the United States is currently undergoing a period of dramatic change as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers, and sell energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. SOUTHERN is aggressively working to maintain and expand its share of wholesale sales in the Southeastern power markets.

   Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. As these initiatives materialize, the structure of the utility industry could radically change. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and competition initiatives have been or are being discussed in Alabama, Florida, Georgia, and Mississippi, none have been enacted to date. Enactment would require numerous issues to be resolved, including significant ones relating to transmission pricing and recovery of any stranded investments. The inability of an operating company to recover its investments, including the regulatory assets described in Note 1 to each registrant's respective financial statements, could have a material adverse effect on the financial condition of that operating company. The operating companies are attempting to minimize or reduce their cost exposure. Reference is made to Note 3 to the financial statements for SOUTHERN for information regarding these efforts.

     Continuing to be a low-cost producer could provide opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, unless SOUTHERN remains a low-cost producer and provides quality service, the company's retail energy sales growth could be limited, and this could significantly erode earnings. Reference is made to each registrant's "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein for further discussion of competition.

    In order to adapt to a less regulated, more competitive environment, SOUTHERN continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, acquisitions involving other utility or non-utility businesses or properties, internal restructuring, disposition of certain assets, or some combination thereof. Furthermore, SOUTHERN may engage in other new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations and financial condition of SOUTHERN. (See Item 1 - BUSINESS
- "Non-Traditional Business" herein.)

    As a result of the foregoing factors, SOUTHERN has experienced increasing competition for available off-system sales of capacity and energy from neighboring utilities and alternative sources of energy. Additionally, the future effect of cogeneration and small-power production facilities on the SOUTHERN system cannot currently be determined but may be adverse.

    ALABAMA currently has cogeneration contracts in effect with nine industrial customers. Under the terms of these contracts, ALABAMA purchases excess generation of such companies. During 1997, ALABAMA purchased approximately 57 million kilowatt-hours from such companies at a cost of $1.0 million.

    GEORGIA currently has cogeneration contracts in effect with six industrial customers. Under the terms of these contracts, GEORGIA purchases excess generation of such companies. During 1997, GEORGIA purchased 5.3 million kilowatt-hours from such companies at a cost of $117,304. GEORGIA has entered into a 30-year purchase power agreement, scheduled to begin in June 1998, for electricity from a 300-megawatt cogeneration facility. Payments are subject to reductions for failure to meet minimum capacity output. Reference is made to
Note 4 to the financial statements for GEORGIA in Item 8 herein for information regarding purchase power commitments.

    GULF currently has cogeneration agreements for "as available" energy in effect with two industrial customers. During 1997, GULF purchased 98 million kilowatt-hours from such companies for $2 million.

     MISSISSIPPI entered into agreements to purchase options for summer peaking power for the years 1997 through 2000. Also, the Company has purchased options from power marketers. Reference is made to Note 5 to the financial statements for MISSISSIPPI in Item 8 herein for information regarding fuel and purchased power commitments.

    SAVANNAH currently has cogeneration contracts in effect with five industrial customers. Under the terms of these contracts, SAVANNAH purchases excess generation of such companies. During 1997, SAVANNAH purchased 1 million kilowatt-hours from such companies at a cost of $19,000.

    The competition for retail energy sales among competing suppliers of energy is influenced by various factors, including price, availability, technological advancements and reliability. These factors are, in turn, affected by, among other influences, regulatory, political and environmental considerations, taxation and supply.

     The operating affiliates have experienced, and expect to continue to experience, competition in their respective retail service territories in varying degrees as the result of self-generation (as described above) and fuel switching by customers and other factors. (See also Item 1 - BUSINESS - "Territory Served By Operating Affiliates" herein for information concerning suppliers of electricity operating within or near the areas served at retail by the operating affiliates.)

Regulation

State Commissions

The operating affiliates and SEGCO are subject to the jurisdiction of their respective state regulatory commissions, which have broad powers of supervision and regulation over public utilities operating in the respective states, including their rates, service regulations, sales of securities (except for the Mississippi PSC) and, in the cases of the Georgia PSC and Mississippi PSC, in part, retail service territories. (See Item 1 - BUSINESS - "Rate Matters" and "Territory Served By Operating Affiliates" herein.)

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

    While various proposals have been introduced in Congress regarding the Holding Company Act, the prospects for legislative reform or repeal are uncertain at this time.

Federal Power Act

The Federal Power Act subjects the operating affiliates and SEGCO to regulation by the FERC as companies engaged in the transmission or sale at wholesale of electric energy in interstate commerce, including regulation of accounting policies and practices.

    Reference is made to Note 3 to each registrant's financial statements (except SAVANNAH) in Item 8 herein for further information regarding FERC reviews of equity returns.

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

    GEORGIA filed, in September, 1996, with the FERC, a notice of its intent to seek a new license for the Flint River Project. GEORGIA must file a new license by September 1999.

    GEORGIA and OPC also have a license, expiring in 2027, for the Rocky Mountain Plant, a pure pumped storage facility of 847,800 kilowatt capacity which began commercial operation in 1995. (See Item 2 - PROPERTIES - "Jointly-Owned Facilities" herein and Note 3 to SOUTHERN's and GEORGIA's financial statements in Item 8 herein for additional information.)

    Licenses for all projects, excluding those discussed above, expire in the period 2007-2023 in the case of ALABAMA's projects and in the period 2005-2036 in the case of GEORGIA's projects.

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

    The operating affiliates' and SEGCO's estimated capital expenditures for environmental quality control facilities for the years 1998, 1999 and 2000 are as follows: (in millions)

   ---------------- -- ------------ ------------ -----------
                          1998          1999          2000
                       ------------ ------------ -----------
   ALABAMA               $18.3         $63.8        $19.6
   GEORGIA                13.0          14.0          1.0
   GULF                    9.3           1.9          0.1
   MISSISSIPPI            15.0           6.0          -
   SAVANNAH                -             -            -
   SEGCO                   0.7           7.6          0.5
                       ------------ ------------ -----------
     SOUTHERN
       system            $56.3         $93.3         $21.2
   ================ == ============ ============ ===========

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

    Residential and other rates contain separate customer charges. Rates for commercial service are presently of the block type and, for large customers, the billing demand is generally used to determine capacity and minimum bill charges. These large customers' rates are generally based upon usage by the customer including those with special features to encourage off-peak usage. Additionally, the operating affiliates are allowed by their respective PSCs to negotiate the terms and compensation of service to large customers. Such terms and compensation of service, however, are subject to final PSC approval. ALABAMA and GEORGIA are allowed by state law to recover fuel and net purchased energy costs through fuel cost recovery provisions which are adjusted to reflect increases or decreases in such costs. GULF and SAVANNAH recover from retail customers fuel and net purchased power costs through provisions which are adjusted to reflect increases or decreases in such costs. GULF's recovery of fuel costs is based upon a projection for six-months - any over/under recovery during such period is reflected in a subsequent six-month period with interest. GULF's recovery of purchased power capacity costs is based upon an annual projection - any over/under recovery during such period is reflected in a subsequent annual period with interest. With respect to MISSISSIPPI's retail rates, fuel and purchased power costs above base levels included in the various rate schedules are billed to such customers under the fuel and energy adjustment clause. The adjustment factors for MISSISSIPPI's retail and wholesale rates are generally levelized based on the estimated energy cost for the year, adjusted for any actual over/under collection from the previous year. However, in January 1998, MISSISSIPPI received approval from the MPSC to change its Fuel Adjustment Clause and to levelize and fix its Fuel Adjustment Factors for January 1998 through December 2000. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

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

    For information regarding GEORGIA's Rocky Mountain Plant, including a joint ownership agreement with OPC and a January 14, 1998, GPSC order relating to the recovery of GEORGIA's costs in this plant, reference is made to Note 3 to SOUTHERN's and to GEORGIA's financial statements in Item 8 herein.

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

    In March 1997, the Georgia PSC approved amendments to GEORGIA's 1995 Integrated Resource Plan. Pursuant to the amended plan, the Georgia PSC certified a five-year purchase power agreement scheduled to begin in June 2000 for approximately 215 megawatts. Capacity and fixed operation and maintenance payments over the five-year period are estimated to be approximately $39 million.

    The Florida PSC set conservation goals and approved programs to accomplish the goals beginning in 1995. The goals require conservation programs which reduce 154 megawatts of summer peak demand and 65 million kilowatt-hours of sales by the year 2004. For additional information, reference is made to GULF's "Management's Discussion and Analysis - Future Earnings Potential" in Item 7 herein.

Environmental Cost Recovery Plans

GULF and MISSISSIPPI both have retail rate mechanisms that provide for recovery of environmental compliance costs. For a description of these plans, see Note 3 to GULF's and MISSISSIPPI's financial statements in Item 8 herein.


Employee Relations

The companies of the SOUTHERN system had a total of 30,756 employees on their payrolls at December 31, 1997.

   ------------------------------ --- -------------------------
                                             Employees
                                                 at
                                         December 31, 1997
                                      -------------------------
   ALABAMA                                        6,531
   GEORGIA                                        8,354
   GULF                                           1,328
   MISSISSIPPI                                    1,245
   SAVANNAH                                         535
   SCS                                            3,222
   Southern Energy*                               6,089
   Southern Nuclear                               3,070
   Other                                            382
   ------------------------------ --- -------------------------
   Total                                         30,756
   ============================== === =========================
*Includes 5,709 employees on international payrolls.

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

    Southern Energy has a 5-year labor agreement with the IBEW extending to October 31, 2002, and the United Paperworkers International Union extending to June 1, 2002, covering employees of Mobile Energy. At its State Line facility in Hammond, Indiana, Southern Energy has a labor contract with the United Steel Workers that extends to January 1, 2004.

    Southern Nuclear has agreements with the IBEW on separate three-year contracts extending to August 15, 1998 for Plant Farley and to July 1, 1999 for Plants Hatch and Vogtle. Upon notice given at least 60 days prior to these dates, negotiations may be initiated with respect to agreement terms to be effective after such dates.

    Southern Nuclear also has an agreement with the United Plant Guard Workers of America for security officers at Plant Hatch extending to September 3, 1998. Upon notice given at least 60 days prior to that date, negotiations may be initiated with respect to agreement terms to be effective after such date.

    The agreements also subject the terms of the pension plans for the companies discussed above to collective bargaining with the unions at five-year intervals.

Item 2.  PROPERTIES

Electric Properties

The operating affiliates and SEGCO, at December 31, 1997, operated 33 hydroelectric generating stations, 32 fossil fuel generating stations and three nuclear generating stations. The amounts of capacity owned by each company are shown in the table below.


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
                                                -----------



   ----------------------- -----------------------------------------
                                                      Nameplate
   Generating Station   Location                       Capacity
   -------------------- ------------------------- ------------------
                                                     (Kilowatts)
   McIntosh             Effingham County, GA           163,117
   Kraft                Port Wentworth, GA             281,136
   Riverside            Savannah, GA                   102,278
                                                   -----------
   SAVANNAH Total                                      546,531
                                                   -----------

   Gaston Units 1-4     Wilsonville, AL
   SEGCO Total                                       1,000,000 (7)
                                                   -----------
   Total Fossil Steam                               21,700,243
                                                   -----------

   Nuclear Steam
   Farley               Dothan, AL
   ALABAMA Total                                     1,720,000
                                                   -----------
   Hatch                Baxley, GA                     862,669 (8)
   Vogtle               Augusta, GA                  1,060,240 (9)
                                                   -----------
   GEORGIA Total                                     1,922,909
                                                    ----------
   Total Nuclear Steam                               3,642,909
                                                   -----------

   Combustion Turbines
   Greene County        Demopolis, AL
   ALABAMA Total                                       720,000
                                                   -----------
   Arkwright            Macon, GA                       30,580
   Atkinson             Atlanta, GA                     78,720
   Bowen                Cartersville, GA                39,400
   Intercession City    Intercession City, FL           47,333 (10)
   McDonough            Atlanta, GA                     78,800
   McIntosh
     Units 1,2,3,4,7,8  Effingham County, GA           480,000
   McManus              Brunswick, GA                  481,700
   Mitchell             Albany, GA                     118,200
   Robins               Warner Robins, GA              160,000
   Wilson               Augusta, GA                    354,100
   Wansley              Carrollton, GA                  26,322 (5)
                                                   -----------
   GEORGIA Total                                     1,895,155
                                                     ---------

   Lansing Smith
     Unit A (GULF)      Panama City, FL                 39,400

   Chevron Cogenerating
     Station            Pascagoula, MS                 147,292 (11)
   Sweatt               Meridian, MS                    39,400
   Watson               Gulfport, MS                    39,360
                                                     ---------
   MISSISSIPPI Total                                   226,052
                                                     ---------

   Boulevard            Savannah, GA                    59,100
   Kraft                Port Wentworth, GA              22,000
   McIntosh
     Units 5&6          Effingham County, GA           160,000
   SAVANNAH Total                                      241,100

   ----------------------------------------------- -----------------
                                      I-18

   ------------------------- -------------------- -----------------
                                                    Nameplate
   Generating Station        Location                 Capacity
   ------------------------- -------------------- -----------------
                                                    (Kilowatts)

   Gaston (SEGCO)            Wilsonville, AL           19,680 (7)
   Total Combustion Turbines                        3,141,387

   Hydroelectric Facilities
   Weiss                     Leesburg, AL              87,750
   Henry                     Ohatchee, AL              72,900
   Logan Martin              Vincent, AL              128,250
   Lay                       Clanton, AL              177,000
   Mitchell                  Verbena, AL              170,000
   Jordan                    Wetumpka, AL             100,000
   Bouldin                   Wetumpka, AL             225,000
   Harris                    Wedowee, AL              135,000
   Martin                    Dadeville, AL            154,200
   Yates                     Tallassee, AL             32,000
   Thurlow                   Tallassee, AL             58,000
   Lewis Smith               Jasper, AL               157,500
   Bankhead                  Holt, AL                  45,125
   Holt                      Holt, AL                  40,000
                                                  -----------
   ALABAMA Total                                    1,582,725
                                                   ----------

   Barnett Shoals
     (Leased)                Athens, GA                 2,800
   Bartletts Ferry           Columbus, GA             173,000
   Goat Rock                 Columbus, GA              26,000
   Lloyd Shoals              Jackson, GA               14,400
   Morgan Falls              Atlanta, GA               16,800
   North Highlands           Columbus, GA              29,600
   Oliver Dam                Columbus, GA              60,000
   Rocky Mountain            Rome, GA                 215,256 (12)
   Sinclair Dam              Milledgeville, GA         45,000
   Tallulah Falls            Clayton, GA               72,000
   Terrora                   Clayton, GA               16,000
   Tugalo                    Clayton, GA               45,000
   Wallace Dam               Eatonton, GA             321,300
   Yonah                     Toccoa, GA                22,500
   6 Other Plants                                      18,080
                                                  -----------
   GEORGIA Total                                    1,077,736
                                                   ----------
   Total Hydroelectric Facilities                   2,660,461
                                                  -----------

   Total Generating Capacity                       31,145,000

   ---------------------------------------------- -----------------

Notes:
    (1) For additional information regarding facilities jointly-owned with non-affiliated parties, see Item 2 - PROPERTIES -
         "Jointly-Owned Facilities" herein.
    (2)  Owned by ALABAMA and MISSISSIPPI as
         tenants in common in the proportions of 60% and 40%, respectively.
    (3)  Excludes the capacity owned by AEC.
    (4) Capacity shown for GEORGIA is 8.4% of Units 1 and 2 and 75% of Unit 3. Capacity shown for GULF is 25% of Unit 3.
    (5)  Capacity shown is GEORGIA's portion (53.5%) of total plant capacity.
    (6) Represents 50% of the plant which is owned as tenants in common by GULF and MISSISSIPPI.
    (7) SEGCO is jointly-owned by ALABAMA and GEORGIA. (See Item 1 - BUSINESS herein.)
    (8)  Capacity shown is GEORGIA's portion (50.1%) of total plant capacity.
    (9)  Capacity shown is GEORGIA's portion (45.7%) of total plant capacity.
   (10) Capacity shown represents 33-1/3% of total plant capacity. GEORGIA owns a 1/3 interest in the unit with 100% use of the unit from June through September. FPC operates the unit.
   (11)  Generation is dedicated to a single industrial customer.
   (12) Capacity shown is GEORGIA's portion (25.4%) of total plant capacity. OPC operates the plant.

    Except as discussed below under "Titles to Property," the principal plants and other important units of the operating affiliates and SEGCO are owned in fee by the respective companies. It is the opinion of management of each such company that its operating properties are adequately maintained and are substantially in good operating condition.

    MISSISSIPPI owns a 79-mile length of 500-kilovolt transmission line which is leased to Entergy Gulf States. The line, completed in 1984, extends from Plant Daniel to the Louisiana state line. Entergy Gulf States is paying a use fee over a forty-year period covering all expenses and the amortization of the original $57 million cost of the line. At December 31, 1997, the unamortized portion of this cost was $38 million.

    The all-time maximum demand on the operating affiliates and SEGCO was 27,419,700 kilowatts and occurred in August 1995. This amount excludes demand served by capacity retained by MEAG and Dalton and excludes demand associated with power purchased from OPC and SEPA by its preference customers. At that time, 29,596,100 kilowatts were supplied by SOUTHERN system generation and 2,176,400 kilowatts (net) were sold to other parties through net purchased and interchanged power. The reserve margin for the operating affiliates and SEGCO at that time was 9.4%. For additional information on peak demands, reference is made to Item 6 - SELECTED FINANCIAL DATA herein.

    ALABAMA and GEORGIA will incur significant costs in decommissioning their nuclear units at the end of their useful lives. (See Item 1 - BUSINESS "Regulation - Atomic Energy Act of 1954" and Note 1 to SOUTHERN's, ALABAMA's and GEORGIA's financial statements in Item 8 herein.)


Other Electric Generation Facilities

Through special purpose subsidiaries, SOUTHERN owns interests in or operates independent power production facilities and foreign utility companies. The generating capacity of these utilities (or facilities) at December 31, 1997, was as follows:



                             Facilities in Operation
   -------------------------------------------------------------------------------------------------------------------------------
                                                               Megawatts of Capacity        Percent
   Facility             Location                    Units       Owned       Operated         Ownership         Type
   -------------------  --------------------------- ---------  ------------ ------------------------------------------------------


   Alicura              Argentina                      4            551 (1)      1,000            55.14 (1)    Hydro
   BEWAG                Germany                       18            443          1,702            26.00        Coal
   BEWAG                Germany                       17            375          1,444            26.00        Oil & Gas
   Birchwood            Virginia                       1            111            222            50.00        Coal (2)
   CEPA                 China                          3            634             -  (3)        32.00        Coal
   CEPA                 Philippines                    2            641            735            87.22        Coal
   CEPA                 Philippines                    3            126            210            60.10        Oil
   CEPA                 Philippines                   13            381            381           100.00        Oil
   Edelnor              Chile                          1            111            166            67.00        Coal
   Edelnor              Chile                         37             77            115            67.00        Oil
   Edelnor              Chile                          2              7             10            67.00        Hydro
   Freeport             Grand Bahamas                  8             80            127            62.50        Oil & Gas
   UDG-Niagara          New York                       1              -             50                -        Coal (2)
   Mobile Energy        Alabama                        3            111            111           100.00        Waste/Biomass (2)
   Penal                Trinidad and Tobago            5             92            236            39.00        Gas
   Port of Spain        Trinidad and Tobago            6            120            308            39.00        Gas
   Pt. Lisas            Trinidad and Tobago           10            247            634            39.00        Gas
   State Line           Indiana                        2            490            490           100.00        Coal
   SWEB                 United Kingdom                 8            144              - (3)         7.69        Gas
   SWEB                 United Kingdom                12             15             15           100.00        Oil & Gas
   SWEB                 United Kingdom                 3              7              - (3)        38.00        Wind
   SWEB                 United Kingdom                 3              1              -            25.00        Landfill Gas
   ==========================================================================================================================
   Total Capacity                                                 4,764          7,942 (3)
   ===========================================================================================================================

Notes:    (1)   Represents megawatts of capacity under a concession agreement expiring in the year 2023.
          (2)   Cogeneration facility.
          (3)   Does not include Shajiao C (1,980 MW) or UK power plants (150 MW) that are partially owned but not operated by
                CEPA and SWEB, respectively.




                          Facilities Under Development
   -------------------------------------------------------------------------------------------------------------------------------


                                                                Megawatts of Capacity      Percent
   Facility             Location                                  Own        Operate       Ownership          Type
   -------------------  ---------------------------            ------------ ------------------------------ -----------------------

   CEPA                 Philippines                               1,200*         1,200          92.00         Coal
   Edelnor              Chile                                       104            160          67.00         Coal
   -------------------------------------------------------------------------------------------------------------------------------
   Total Capacity                                                 1,304          1,360
   ===============================================================================================================================
*   Percentage owned will ultimately be 91.91% upon completion, with the owned capacity reduced to 1,103 MW.

Jointly-Owned Facilities

ALABAMA and GEORGIA have sold and GEORGIA has purchased undivided interests in certain generating plants and other related facilities to or from non-affiliated parties. The percentages of ownership resulting from these transactions are as follows:


                                                                      Percentage Ownership
                                  Total          ---------------- -------- ------------ -------- --------- ------------ --------
                                 Capacity        ALABAMA            AEC     GEORGIA      OPC      MEAG      DALTON        FPC
                               --------------    ---------------- -------- ------------ -------- --------- ------------ --------
                               (Megawatts)

   Plant Miller
      Units 1 and 2                1,320             91.8%         8.2%           -%       -%         -%       -%           -%
   Plant Hatch                     1,722               -             -         50.1     30.0       17.7      2.2            -
   Plant Vogtle                    2,320               -             -         45.7     30.0       22.7      1.6            -
   Plant Scherer
     Units 1 and 2                 1,636               -             -          8.4     60.0       30.2      1.4            -
   Plant Wansley                   1,779               -             -         53.5     30.0       15.1      1.4            -
   Rocky Mountain                    848               -             -         25.4     74.6          -        -            -
   Intercession City, FL             142               -             -         33.3        -          -        -         66.7
   --------------------------- -------------- -- ---------------- -------- ------------ -------- --------- ------------ --------



    ALABAMA and GEORGIA have contracted to operate and maintain the respective units in which each has an interest (other than Rocky Mountain and Intercession City, as described below) as agent for the joint owners.

    In connection with the joint ownership arrangements for Plant Vogtle, GEORGIA made commitments to purchase portions of OPC's and MEAG's capacity and energy from this plant. Declining commitments were in effect during periods of up to seven years following commercial operation and ended in 1996. In addition, the Company has commitments regarding a portion of a 5 percent interest in Plant Vogtle owned by MEAG that are in effect until the later of retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest. The payments for capacity are required whether any capacity is available. The energy cost is a function of each unit's variable operating costs. Except for the portion of the capacity payments related to the 1987 and 1990 write-offs of Plant Vogtle costs, the cost of such capacity and energy is included in purchased power from non-affiliates in GEORGIA's Statements of Income in Item 8 herein.

    In December 1988, GEORGIA and OPC entered into a joint ownership agreement for the Rocky Mountain plant under which GEORGIA agreed to retain its present investment in the project and OPC agreed to finance, complete and operate the facility. In 1995, the plant went into commercial operation. GEORGIA's ownership is 25.4 percent. On January 14, 1998, the GPSC ordered that the Company be allowed approximately $108 million of its $143 million investment in the plant in rate base as of December 31, 1998. GEORGIA has appealed the GPSC's order. If such order is ultimately upheld, GEORGIA will be required to record a charge to earnings currently estimated at approximately $29 million, after taxes. Reference is made to Note 3 to SOUTHERN's and GEORGIA's financial statements in
Item 8 herein for additional information regarding the Rocky Mountain plant.

    In 1994, GEORGIA and FPC entered into a joint ownership agreement regarding the Intercession City combustion turbine unit. The unit began commercial operation in January 1997, and is operated by FPC. GEORGIA owns a one-third interest in the unit, with use of 100% of the capacity from June through September. FPC has the capacity the remainder of the year.

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

Property Additions and Retirements

During the period from January 1, 1993 to December 31, 1997, the operating affiliates, SEGCO, SCS, Southern Nuclear, Southern Communications and Southern Energy recorded gross property additions and retirements as follows:

   ----------------------- ------------------- --- ----------
                           Gross Property
                               Additions        Retirements
                           ---------------      -------------
                                     (in millions)
   ALABAMA                       $2,402            $   415
   GEORGIA (1)                    2,697              1,534
   GULF                             336                138
   MISSISSIPPI                      428                 91
   SAVANNAH                         178                 17
   SEGCO                             29                  8
   SCS                               99                131
   Southern Nuclear                   6                  7
   Southern
      Communications                246                  -
   Southern Energy                1,039                 38
   Other                              6                  -
   ==========================================================
   SOUTHERN system               $7,466             $2,379
   ==========================================================

Notes:
 (1) Includes approximately $446 million attributable to 1993 through 1997 sales of Plant Scherer Unit 4 to FP&L and JEA.

Item 3.  LEGAL PROCEEDINGS

(1)    SOUTHERN and Subsidiaries v. Commissioner of the IRS
       (U.S. Tax Court)

       Reference is made to Note 3 to SOUTHERN's, ALABAMA's, and GEORGIA's financial statements in Item 8 herein under the captions "Southern Company Tax Litigation", "Tax Litigation", and "Tax Litigation", respectively.

(2)    Frost v. ALABAMA
       (Circuit Court of Jefferson County, Alabama)

       Reference is made to Note 3 to SOUTHERN's and ALABAMA's financial statements in Item 8 herein under the captions "Alabama Power Appliance Warranty Litigation" and "Appliance Warranty Litigation", respectively.

(3) GEORGIA has been designated as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a site in Brunswick, Georgia.

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

    Additionally, each of the operating affiliates, Southern Energy, SCS, Southern Nuclear, Energy Solutions and Southern Communications are, in the normal course of business, engaged in litigation or administrative proceedings that include, but are not limited to, acquisition of property, injuries and damages claims, and complaints by present and former employees.

Item 4.    SUBMISSION OF MATTERS TO A
           VOTE OF SECURITY HOLDERS

ALABAMA, GEORGIA, GULF AND MISSISSIPPI each held special meetings of their shareholders on December 10, 1997, for the purpose of amending their respective charters. The amendments eliminate restrictions on each of these registrant's ability to (1) issue unsecured indebtedness, (2) sell assets, merge or consolidate without preferred shareholder approval under certain circumstances, and (3) pay dividends on common stock.

      The vote in connection with such matters was as follows:

                        FOR       ABSTAINED from or AGAINST

ALABAMA                2,373,283            85,507
GEORGIA                2,601,807            52,487
GULF                     437,296             5,394
MISSISSIPPI              328,961            16,340

EXECUTIVE OFFICERS OF SOUTHERN

(Identification of executive officers of SOUTHERN is inserted in Part I in accordance with Regulation S-K, Item 401(b), Instruction 3.) The ages of the officers set forth below are as of December 31, 1997.


A. W. Dahlberg
Chairman, President and Chief Executive Officer
Age 57
Elected in 1985; President and Chief Executive
Officer of GEORGIA from 1988 through 1993. He was elected President of SOUTHERN effective January 1994. He was elected Chairman and Chief Executive Officer effective March 1995.

Paul J. DeNicola
Executive Vice President and Director
Age 49
Elected in 1989; Executive Vice President of SOUTHERN since 1991. Elected President and Chief Executive Officer of SCS effective January 1994. He previously served as Executive Vice President of SCS from 1991 to 1993.

H. Allen Franklin
Executive Vice President and Director
Age 53
Elected in 1988; President and Chief Executive Officer of SCS from 1988 through 1993 and, beginning 1991, Executive Vice President of SOUTHERN. He was elected President and Chief Executive Officer of GEORGIA effective January 1994.

Elmer B. Harris
Executive Vice President and Director
Age 58
Elected in 1989; President and Chief Executive Officer of ALABAMA since 1989 and, beginning 1991, Executive Vice President of SOUTHERN.

David M. Ratcliffe
Senior Vice President
Age 49
Elected in 1995; President and Chief Executive Officer of MISSISSIPPI from 1991 to 1995. He also serves as Executive Vice President of SCS beginning in 1995. Effective March 1, 1998, elected Executive Vice President and Treasurer of GEORGIA.

W. L. Westbrook
Financial Vice President, Chief Financial Officer and Treasurer
Age 58
Elected in 1986; responsible primarily for all aspects of financing for SOUTHERN. He has served as Executive Vice President of SCS since 1986.

Thomas G. Boren
Vice President
Age 48
Elected in 1995; President and Chief Executive Officer of Southern Energy since 1992.

Bill M. Guthrie
Vice President
Age 64
Elected in 1991; serves as Chief Production Officer for the SOUTHERN system. Senior Executive Vice President of SCS effective January 1994 and Executive Vice President of ALABAMA since 1988. He also serves as Executive Vice President of GEORGIA and Vice President of GULF, MISSISSIPPI and SAVANNAH.

W. G. Hairston, III
Age 53
President and Chief Executive Officer of Southern Nuclear since 1993. He previously served as Executive Vice President of GEORGIA from 1989 to March 1997.

Stephen A. Wakefield
Senior Vice President and General Counsel
Age 57
Elected in 1997. Previously, he was a partner at the firm of Akin, Gump, Strauss, Hauer & Feld, LLP from July 1991 through August 10, 1997.

     Each of the above is currently an officer of SOUTHERN, serving a term running from the last annual meeting of the directors (May 28, 1997) for one year until the next annual meeting or until his successor is elected and qualified, except for Mr.Wakefield who was elected on August 11, 1997.

                                     PART II

Item 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) The common stock of SOUTHERN is listed and traded on the New York Stock Exchange. The stock is also traded on regional exchanges across the United States. High and low stock prices, per the New York Stock Exchange Composite Tape during each quarter for the past two years were as follows:

             ---------------------- ----------- --------- --------
                                       High                 Low
                                    -----------           --------
             1997
             First Quarter          $23-3/8           $20-3/4
             Second Quarter          22-1/4            19-7/8
             Third Quarter           23                20-13/16
             Fourth Quarter          26-1/4            22

             1996
             First Quarter          $25-7/8           $22-3/8
             Second Quarter          24-5/8            21-1/4
             Third Quarter           24-5/8            21-3/4
             Fourth Quarter          23-1/8            21-1/8

             ------------------ --------------- --- --------------


           There is no market for the other registrants' common stock, all of which is owned by SOUTHERN. On February 28, 1998, the closing price of SOUTHERN's common stock was $24.6875.

      (b)  Number of SOUTHERN's common stockholders at December 31, 1997:
                                      200,508

           Each of the other registrants have one common stockholder, SOUTHERN.


      (c) Dividends on each registrant's common stock are payable at the discretion of their respective board of directors. The dividends on common stock paid and/or declared by SOUTHERN and the operating affiliates to their stockholder(s) for the past two years were as follows: (in thousands)

             ----------------- --------- ------------- ----------
             Registrant        Quarter       1997          1996
             ----------------- --------- ------------- ----------

             SOUTHERN          First       $220,194     $211,081
                               Second       221,544      211,272
                               Third        222,980      212,200
                               Fourth       224,287      212,201

             ALABAMA           First         80,100       76,000
                               Second        85,600       76,400
                               Third         86,100       76,400
                               Fourth        87,800      118,700

             GEORGIA           First        122,700      121,500
                               Second       131,000      122,100
                               Third        131,800      122,100
                               Fourth       134,500      109,800

             GULF              First         12,900       12,300
                               Second        13,800       12,400
                               Third         13,800       12,400
                               Fourth        24,100       21,200

             MISSISSIPPI       First         11,300       10,600
                               Second        12,100       10,700
                               Third         12,200       10,600
                               Fourth        13,800       12,000

             SAVANNAH          First          5,100        4,800
                               Second         5,400        4,800
                               Third          5,500        4,800
                               Fourth         4,500        5,200
             ----------------- --------- ------------- ----------

    The dividend paid per share by SOUTHERN was 31.5(cent) for each quarter of 1996 and 32.5(cent) for each quarter of 1997. The dividend paid on SOUTHERN's common stock for the first quarter of 1998 was raised to 33.5(cent) per share.

    The amount of dividends on their common stock that may be paid by the subsidiary registrants is restricted in accordance with their first mortgage bond indenture and, in the case of SAVANNAH, its charter. The amounts of earnings retained in the business and the amounts restricted against the payment of cash dividends on common stock at December 31, 1997, were as follows:

   ------------------ ------------------ --- --------------
                          Retained            Restricted
                          Earnings              Amount
                      ------------------     --------------
                                  (in millions)
   ALABAMA                $1,221                $   796
   GEORGIA                 1,745                    897
   GULF                      172                    127
   MISSISSIPPI               170                    118
   SAVANNAH                  113                     68
   Consolidated            3,842                  2,024
   ------------------ ------------------ --- --------------

Item 6.    SELECTED FINANCIAL DATA

SOUTHERN. Reference is made to information under the heading "Selected Consolidated Financial and Operating Data," contained herein at pages II-41 through II-54.

ALABAMA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-83 through II-96.

GEORGIA. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-129 through II-143.

GULF. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-172 through II-185.

MISSISSIPPI. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-212 through II-225.

SAVANNAH. Reference is made to information under the heading "Selected Financial and Operating Data," contained herein at pages II-247 through II-259.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SOUTHERN. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-8 through II-16.

ALABAMA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-58 through II-64.

GEORGIA. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-100 through II-107.

GULF. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-147 through II-154.

MISSISSIPPI. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-189 through II-195.

SAVANNAH. Reference is made to information under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition," contained herein at pages II-229 through II-234.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to information in SOUTHERN's "Management's Discussion and Analysis - Derivative Financial Instruments" and to Note 1 to SOUTHERN's financial statements under the headings "Financial Instruments for Non-Trading" and "Financial Instruments for Trading" contained herein on pages II-13 through II-14; and pages II-26 through II-28, respectively.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO 1997 FINANCIAL STATEMENTS

                                                                                                                             Page
The Southern Company and Subsidiary Companies:
Report of Independent Public Accountants................................................................................     II-7
Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995..................................     II-17
Consolidated Statements of Retained Earnings for the Years Ended
    December 31, 1997, 1996 and 1995....................................................................................     II-17
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995..............................     II-18
Consolidated Balance Sheets at December 31, 1997 and 1996...............................................................     II-19
Consolidated Statements of Capitalization at December 31, 1997 and 1996.................................................     II-21
Consolidated Statements of Paid-In Capital for the Years Ended December 31, 1997, 1996 and 1995.........................     II-22
Notes to Financial Statements...........................................................................................     II-23

ALABAMA:
Report of Independent Public Accountants  ..............................................................................     II-57
Statements of Income for the Years Ended December 31, 1997, 1996 and 1995...............................................     II-65
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995...........................................     II-66
Balance Sheets at December 31, 1997 and 1996 ...........................................................................     II-67
Statements of Capitalization at December 31, 1997 and 1996 .............................................................     II-69
Statements of Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995....................................     II-70
Notes to Financial Statements...........................................................................................     II-71

GEORGIA:
Report of Independent Public Accountants................................................................................     II-99
Statements of Income for the Years Ended December 31, 1997, 1996 and 1995...............................................     II-108
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995...........................................     II-109
Balance Sheets at December 31, 1997 and 1996 ...........................................................................     II-110
Statements of Capitalization at December 31, 1997 and 1996 .............................................................     II-112
Statements of Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995....................................     II-113
Statements of Paid-In Capital for the Years Ended December 31, 1997, 1996 and 1995......................................     II-113
Notes to Financial Statements...........................................................................................     II-114

GULF:
Report of Independent Public Accountants................................................................................     II-146
Statements of Income for the Years Ended December 31, 1997, 1996 and 1995...............................................     II-155
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995...........................................     II-156
Balance Sheets at December 31, 1997 and 1996 ...........................................................................     II-157
Statements of Capitalization at December 31, 1997 and 1996 .............................................................     II-159
Statements of Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995....................................     II-161
Statements of Paid-In Capital for the Years Ended December 31, 1997, 1996 and 1995......................................     II-161
Notes to Financial Statements...........................................................................................     II-162

                                      II-3



                                                                                                                             Page
MISSISSIPPI:
Report of Independent Public Accountants................................................................................     II-188
Statements of Income for the Years Ended December 31, 1997, 1996 and 1995...............................................     II-196
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995...........................................     II-197
Balance Sheets at December 31, 1997 and 1996 ...........................................................................     II-198
Statements of Capitalization at December 31, 1997 and 1996 .............................................................     II-200
Statements of Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995....................................     II-201
Statements of Paid-In Capital for the Years Ended December 31, 1997, 1996 and 1995......................................     II-201
Notes to Financial Statements...........................................................................................     II-202

SAVANNAH:
Report of Independent Public Accountants................................................................................     II-228
Statements of Income for the Years Ended December 31, 1997, 1996 and 1995...............................................     II-235
Statements of Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995....................................     II-235
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995...........................................     II-236
Balance Sheets at December 31, 1997 and 1996 ...........................................................................     II-237
Statements of Capitalization at December 31, 1997 and 1996 .............................................................     II-239
Notes to Financial Statements...........................................................................................     II-240

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                      II-4

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Southern Company and Subsidiary Companies 1997 Annual Report

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


/s/A. W. Dahlberg
   A. W. Dahlberg
   Chairman, President, and Chief Executive Officer

/s/W. L. Westbrook
   W. L. Westbrook
   Financial Vice President, Chief Financial Officer,
   and Treasurer

February 11, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and to the Stockholders of Southern Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Southern Company (a Delaware corporation) and subsidiary companies as of December 31, 1997 and 1996, and the related consolidated statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements (pages 11-17 through 11-40) referred to above present fairly, in all material respects, the financial position of Southern Company and subsidiary companies as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/Arthur Andersen LLP
   Atlanta, Georgia
   February 11, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Southern Company and Subsidiary Companies 1997 Annual Report

RESULTS OF OPERATIONS

Earnings and Dividends

Southern Company reported 1997 earnings of $972 million or $1.42 for both basic and diluted earnings per share. The traditional core business of selling electricity in the southeastern United States remained strong, while non-traditional business results were adversely affected by a $111 million, after taxes, windfall profits tax assessed against South Western Electricity
(SWEB) in the United Kingdom. SWEB is a subsidiary of Southern Energy, Inc. (Southern Energy). Excluding the windfall profits tax, Southern Energy's earnings account for 10 percent of consolidated net income in 1997. Consolidated net income decreased by $155 million compared with the amount reported for 1996. Continued cost controls and steady demand for electricity were offset by increased financing costs for the non-traditional business and the windfall profits tax.

   Costs related to work force reduction programs decreased earnings by $31 million or 5 cents per share and $53 million or 8 cents per share in 1997 and 1996, respectively. These costs are expected to be recovered through future savings in approximately two years following each program's implementation.

   In 1996, earnings were $1.1 billion or $1.68 for both basic and diluted earnings per share -- up 2 cents from the per share amount reported in 1995. Earnings in 1996, when compared with 1995 results, were affected by increased energy sales and growth in the non-traditional business.

   Dividends paid on common stock during 1997 were $1.30 per share or 321/2 cents per quarter. During 1996 and 1995, dividends paid per share were $1.26 and $1.22, respectively. In January 1998, the Southern Company raised the quarterly dividend to 331/2 cents per share or an annual rate of $1.34 per share.

Acquisitions

Southern Energy owns and manages international and domestic non-traditional electric power production and delivery facilities for Southern Company. Southern Energy's acquisitions of 100 percent of Consolidated Electric Power Asia (CEPA) and a 26 percent interest in a German utility were completed in 1997. Also, Southern Energy acquired SWEB in late 1995. These businesses have been included in the consolidated financial statements since the dates of acquisition and are not reflected in prior periods. As a result, changes in revenues and expenses for Southern Energy in 1997 and 1996 reflect significant amounts related to acquisitions, which were not fully reflected in each year being compared. Therefore, to facilitate discussing the results of operations for business segments, Southern Energy's variances are primarily driven by the above reason unless otherwise noted.

Revenues

Operating revenues increased in 1997 and 1996 as a result of the following factors:

                                        Increase (Decrease)
                                         From Prior Year
                                  ---------------------------------
                                       1997       1996       1995
                                  ---------------------------------
    Retail --                             (in millions)
       Growth and price
           change                    $  105     $  124     $ 177
       Weather                         (110)       (64)      143
       Fuel cost recovery and
          other                         (13)         2       134
    ---------------------------------------------------------------
    Total retail                        (18)        62       454
    ---------------------------------------------------------------
    Sales for resale --
       Within service area              (28)        10        39
       Outside service area              76         14       (90)
    ---------------------------------------------------------------
    Total sales for resale               48         24       (51)
    Southern Energy                   2,154      1,040       458
    Other operating revenues             69         52        22
    ---------------------------------------------------------------
    Total operating revenues         $2,253     $1,178     $ 883
    ===============================================================
    Percent change                     21.8%      12.8%     10.6%
    ---------------------------------------------------------------

    Retail revenues of $7.6 billion declined slightly compared with last year. Continued growth in the traditional service area was offset by the negative impact of weather on energy sales and by industrial and commercial customers taking advantage of lower load management rates. This trend will probably continue as the utility industry becomes much more competitive. In 1996, retail revenues barely increased by 0.8 percent compared with the year 1995. Under fuel cost recovery provisions, fuel revenues generally equal fuel expense -- including the fuel component of purchased energy -- and do not affect net income.

    Sales for resale revenues within the service area were $381 million in 1997, down 7.1 percent from the prior year. This decrease resulted primarily from supplying less electricity under contractual agreements with certain wholesale customers in 1997. Revenues from sales for resale within the service area were

Southern Company and Subsidiary Companies 1997 Annual Report

$409 million in 1996, up 2.5 percent from the prior year.

    Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components were as follows:

                          1997          1996         1995
                        ------------------------------------
                                   (in millions)
   Capacity               $203          $217         $237
   Energy                  183           176          151
   ---------------------------------------------------------
   Total                  $386          $393         $388
   =========================================================

    Capacity revenues decreased in 1997 and 1996 because the amount of capacity under contract declined slightly during 1996. Additional declines in capacity are not scheduled until after 1999.

    Southern Energy's revenues have escalated to $3.8 billion and $1.7 billion in 1997 and 1996, respectively. These rapid increases are primarily attributable to the development and growth of energy trading and marketing activities, primarily in 1997. Also, revenues have increased as a result of international acquisitions. In 1997, energy trading and marketing revenues increased $1.9 billion compared with amounts recorded in 1996. However, these revenues were substantially offset by purchased power expenses incurred in completing these trading and marketing transactions. Energy trading and marketing -- similar to other low margin sales activities -- is dependent on huge volumes for profitability.

    Changes in traditional core business revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour sales for 1997 and the percent change by year were as follows:

(billions of
 kilowatt-hours)             Amount             Percent Change
                           ----------  ----------------------------
                               1997     1997       1996     1995
                           ----------  ----------------------------

Residential                    39.2     (2.2)%      2.5%     9.2%
Commercial                     38.9      2.5        5.7      5.5
Industrial                     54.2      2.6        2.2      2.7
Other                           0.9     (1.1)       5.7      2.1
                          ----------
Total retail                  133.2      1.1        3.3      5.4
Sales for resale --
  Within service area           9.9     (9.6)      15.4     16.2
  Outside service area         13.3     23.6       17.9    (15.1)
                          ----------
Total                         156.4      1.9        5.0      4.4
===================================================================

    The rate of increase in 1997 retail energy sales was significantly lower than the past two years. Although the total number of residential customers served increased by 63,000 during the year, residential energy sales experienced a decline as a result of milder weather in 1997, compared with closer to normal weather in 1996. Commercial and industrial sales both in 1997 and 1996 continued to show slight gains in excess of the national averages. This reflects the strength of business and economic conditions in Southern Company's traditional service area. Energy sales to retail customers are projected to increase at an average annual rate of 2.1 percent during the period 1998 through 2008.

    Energy sales for resale outside the service area are predominantly unit power sales under long-term contracts to Florida utilities. Economy sales and amounts sold under short-term contracts are also sold for resale outside the service area. Sales to customers outside the service area increased in both 1997 and 1996 and declined in 1995 when compared with the respective prior year. However, these fluctuations in energy sales under long-term contracts have minimal effect on earnings because Southern Company is paid for dedicating specific amounts of its generating capacity to these utilities outside the service area.

Expenses

Total operating expenses of $10.7 billion for 1997 increased $2.2 billion compared with the prior year. Traditional core business expenses increased $69 million. Southern Energy's expenses increased almost $2.1 billion. The sharp increase for Southern Energy resulted primarily from two factors. First, the acquisition of CEPA is reflected only in 1997 expenses. Second, nearly $1.9 billion relates to energy trading and marketing activities, which is included in purchased power expenses. The costs to produce and deliver electricity for the traditional core business in 1997 increased by $37 million to meet higher energy demands. Also, costs related to work force reduction programs decreased in 1997 by $35 million. Traditional core business depreciation expenses and taxes other than income taxes increased by $158 million as a result of additional utility plant being placed into service and increased accelerated depreciation of certain assets.

    In 1996, operating expenses of $8.5 billion increased 16.6 percent compared with 1995. Traditional core business expenses increased $173 million. Southern Energy's expenses increased $976 million. The large increase for Southern Energy resulted primarily from SWEB, which was acquired in late 1995. The costs to

Southern Company and Subsidiary Companies 1997 Annual Report

produce and deliver electricity for the traditional core business in 1996 increased by $79 million to meet higher energy demands. Also, costs related to work force reduction programs increased expenses by $58 million compared with such expenses in 1995. Depreciation expense and taxes other than income taxes increased $39 million.

    Fuel costs constitute the single largest expense for Southern Company's traditional core business. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated -- within the core business service area -- were as follows:


                                      1997     1996      1995
                                   --------------------------
Total generation
   (billions of kilowatt-hours)        160      156       147
Sources of generation
   (percent) --
     Coal                               77       77       77
     Nuclear                            17       17       17
     Hydro                               4       4         4
     Oil and gas                         2       2         2
Average cost of fuel per net
   kilowatt-hour generated
      (cents) --
       Coal                           1.63     1.65      1.73
       Nuclear                        0.53     0.52      0.56
Total                                 1.46     1.48      1.53
--------------------------------------------------------------

   Total fuel and purchased power expenses of $5.3 billion in 1997 increased $2.0 billion compared with the prior year. These expenses for traditional core business increased $32 million and, Southern Energy's portion increased $1.9 billion. The traditional core business's customer demand for electricity rose by
1.6 billion kilowatt-hours more than in 1996. The additional cost to meet the demand was offset slightly by a lower average cost of fuel per net kilowatt-hour generated. Southern Energy's increase in expenses escalated as a result of energy trading and marketing activities discussed earlier. Fuel and purchased power costs of $3.3 billion in 1996 increased $731 million compared with 1995. Traditional core business increased $49 million and Southern Energy increased $682 million because of the acquisition of SWEB in late 1995.

    Excluding the windfall profits tax in the United Kingdom, total income taxes in 1997 declined by $66 million compared with the amount in 1996. Southern Energy's portion was a reduction of $37 million. For 1996, traditional core business income taxes decreased $40 million, and Southern Energy increased $41 million.

    Total net interest charges and capital and preferred stock expenses increased $248 million from amounts reported in the previous year. These costs for traditional core business overall netted out to be nearly flat compared with the reported amounts in 1996. Southern Energy's costs increased $221 million related primarily to financing acquisitions. In 1996, these same costs for traditional core business declined by $69 million, but Southern Energy's interest charges increased $85 million. The decline in costs for core business was attributable to lower interest rates and continued refinancing activities in 1996. As a result of favorable market conditions, $1.7 billion in 1997, $574 million in 1996, and $1.1 billion in 1995 of traditional senior securities were issued for the primary purpose of retiring higher-cost securities.

Effects of Inflation

Southern Company's traditional core business is subject to rate regulation and income tax laws that are based on the recovery of historical costs. Therefore, inflation creates an economic loss because the company is recovering its costs of investments in dollars that have less purchasing power. While the inflation rate has been relatively low in recent years, it continues to have an adverse effect on Southern Company because of the large investment in long-lived utility plant. Conventional accounting for historical cost does not recognize this economic loss nor the partially offsetting gain that arises through financing facilities with fixed-money obligations such as long-term debt and preferred stock. Any recognition of inflation by regulatory authorities is reflected in the rate of return allowed.

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of Southern Company's future earnings depends on numerous factors. Two major factors are: achieving energy sales growth in a less regulated, more competitive environment; and operating non-traditional business activities successfully.

Southern Company and Subsidiary Companies 1997 Annual Report

   Southern Company continues to position its business to meet the challenges of a new competitive environment. Work force reduction programs have reduced earnings by $31 million, $53 million, and $17 million for the years 1997, 1996, and 1995, respectively. These actions -- in conjunction with other cost containment programs -- will assist efforts to continue being a low-cost provider of electricity.

   The operating companies currently operate as vertically integrated companies providing electricity to customers within the traditional service area of the southeastern United States. Prices for electricity provided by the operating companies to retail customers are set by state public service commissions under cost-based regulatory principles.

   Rates for Alabama Power and Mississippi Power are adjusted periodically within certain limitations based on earned retail rate of return compared with an allowed return. Georgia Power is required to file a general rate case by July 1, 1998. See Note 3 to the financial statements for information about other retail and wholesale regulatory matters.

   Future earnings for the operating companies in the near term will depend upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the company's service area.

   The electric utility industry in the United States is currently undergoing a period of dramatic change as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. Southern Company is aggressively working to maintain and expand its share of wholesale sales in the Southeastern power markets.

   Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. As these initiatives materialize, the structure of the utility industry could radically change. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and competition initiatives have been or are being discussed in Alabama, Florida, Georgia, and Mississippi, none have been enacted to date. Enactment would require numerous issues to be resolved, including significant ones relating to transmission pricing and recovery of any stranded investments. The inability of an operating company to recover its investments, including the regulatory assets described in Note 1 to the financial statements, could have a material adverse effect on the financial condition of that operating company. The operating companies are attempting to minimize or reduce their cost exposure. See Note 3 to the financial statements for information regarding these efforts.

   Continuing to be a low-cost producer could provide opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, unless Southern Company remains a low-cost producer and provides quality service, the company's retail energy sales growth could be limited, and this could significantly erode earnings.

   To adapt to a less regulated, more competitive environment, Southern Company continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, acquisitions involving other utility or non-utility businesses or properties, internal restructuring, disposition of certain assets, or some combination thereof. Furthermore, Southern Company may engage in other new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations and financial condition of Southern Company.

    The Energy Act amended the Public Utility Holding Company Act of 1935 (PUHCA). The amendment allows holding companies to form exempt wholesale generators and foreign utility companies to sell power largely free of regulation under PUHCA. These entities are able to sell power to affiliates -- under certain restrictions -- and to own and operate power generating facilities in other domestic and international markets. To take advantage of existing and

Southern Company and Subsidiary Companies 1997 Annual Report

evolving opportunities, Southern Energy -- founded in 1981 -- is focused on several key international and domestic business lines, including energy distribution, integrated utilities, stand-alone generation, and other energy-related products and services. As the energy marketplace evolves, Southern Energy is positioning the company to become a major competitor in energy trading and marketing activities. As part of this strategy, Southern Energy entered into a joint venture with Vastar Resources effective in January 1998. The two companies combined their energy trading and marketing operations to form a new full-service energy provider, Southern Company Energy Marketing. Also, Southern Energy is expanding its international business through acquisitions. In September 1997, Southern Energy acquired a 26 percent interest in a German utility for approximately $820 million. Also, the acquisition of CEPA for a total net investment of some $2.1 billion was completed in mid-1997. In late 1995, SWEB was acquired for approximately $1.8 billion. In July 1996, a 25 percent interest in SWEB was sold. For additional information on acquisitions, see Note 14 to the financial statements.

    The CEPA acquisition has a slightly dilutive impact on earnings in the near term. However, Southern Energy's investments should strengthen the opportunities for Southern Company's long-term future earnings growth. At December 31, 1997, Southern Energy's total assets amounted to $11 billion.

    The depreciation of southeast Asian currencies is likely to increase the cost of electricity that nationally owned utilities purchase from independent power projects relative to the prices received by those utilities from their customers. This could cause a deterioration in the financial condition of nationally owned utilities, which could potentially impact these utilities' ability to meet their obligations under existing contracts and could reduce the near-term opportunities for greenfield independent power projects in the region. However, fewer greenfield opportunities may, to some extent, be offset by increased opportunities for CEPA to acquire projects from regional developers who have been adversely affected by the financial crisis, and also by a possible increase in the pace of privatizations by regional governments needing to raise capital.

    Also during 1997, there was a substantial depreciation of the Philippine peso relative to the U.S. dollar. However, the long-term power sales contracts that govern CEPA's revenues from existing projects in the Philippines provide for U.S. dollar payments, or indexing to the U.S. dollar. This should sufficiently cover foreign currency costs of operation, including debt service and return on and of capital. The National Power Corporation, whose obligations are guaranteed by the Republic of the Philippines, is the counterparty to these contracts.

   The staff of the Securities and Exchange Commission (SEC) has questioned certain of the current accounting practices of the electric utility industry -- including Southern Company's -- regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the Financial Accounting Standards Board (FASB) has decided to review the accounting for liabilities related to closure and removal of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of closing and removing Southern Company's nuclear and other facilities may be required to be recorded as liabilities in the Consolidated Balance Sheets.
Also, the annual provisions for such costs could change. Because of the company's current ability to recover closure and removal costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

   Southern Company is heavily dependent upon complex computer systems for all phases of its operations. The year 2000 issue --common to most corporations -- concerns the inability of certain software and databases to properly recognize date-sensitive information related to the year 2000 and thereafter. This problem could result in a material disruption to the company's operations, if not corrected. Southern Company has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. In 1997, resources were committed and implementation began to modify the affected information systems. Total costs related to the project are estimated to be approximately $85 million, of which $8 million was spent in 1997. Most all remaining costs will be expensed in 1998. Implementation is currently on schedule. Although the degree of success of this project cannot be determined at this time, management believes there will be no significant effect on the company's operations.

Southern Company and Subsidiary Companies 1997 Annual Report

   Southern Company is involved in various matters being litigated. See Note 3 to the financial statements for information regarding material issues that could possibly affect future earnings.

   Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

   The operating companies are subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of a company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

New Accounting Standard

The FASB has issued Statement No. 130, Reporting Comprehensive Income, which will be effective in 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income). Comprehensive income is the total of net income and all other non-owner changes in equity. Southern Company will adopt this statement in 1998.

FINANCIAL CONDITION

Overview

Southern Company's financial condition continues to remain strong. The company's common stock closed 1997 with the highest year-end closing price in history. Earnings, excluding the windfall profits tax, were some $1.1 billion. Based on this performance, in January 1998, the Southern Company board of directors increased the common stock dividend for the seventh consecutive year.

    Gross property additions to utility plant were $1.9 billion in 1997. The majority of funds needed for gross property additions since 1994 has been provided from operating activities, principally from earnings and non-cash charges to income. Southern Energy's business acquisitions in 1997 amounted to approximately $2.9 billion. The Consolidated Statements of Cash Flows provide additional details.

Derivative Financial Instruments

Southern Company is exposed to market risks in both its trading and non-trading operations. The non-trading operations are exposed to market risks, including changes in interest rates, currency exchange rates, and certain commodity prices. To mitigate changes in cash flows attributable to these exposures, the company has entered into various derivative financial instruments. Company policy for non-trading activities stipulates that derivatives are to be used only for hedging purposes. Derivative positions are monitored using techniques that include market value and sensitivity analysis.

   Interest rate swaps are used to hedge underlying debt obligations. These swaps hedge specific debt issuances and therefore qualify for hedge accounting. The company has interest rate swaps in various currencies. These match debt issued in the same currency. In cases where debt is issued in currencies other than the functional currency, currency swaps convert the exposure to that of the functional currency. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the instruments.

   If the company sustained a 100 basis point change in interest rates for all variable rate debt in all currencies, the change would affect annualized interest expense by approximately $35 million at December 31, 1997. Based on the company's overall interest rate exposure at December 31, 1997, including derivative and other interest rate sensitive instruments, a near-term 100 basis point change in interest rates would not materially affect the consolidated financial statements.

   The company has investments in various emerging market countries where the net investments are not hedged, including Argentina, Chile, Trinidad, Bahamas, Philippines, and China. The company relies on either currency pegs or contractual or regulatory links to the U.S. dollar to mitigate currency risk attributable to these investments. The company does not believe it has a material exposure to changes in exchange rates between the U.S. dollar and the currencies of these countries. The company also has investments in the United Kingdom and Germany, and for these investments the company uses long-term cross-currency agreements to reduce a substantial portion of its exposure to fluctuations in the British pound sterling and German Deutschemark. These instruments are used to hedge its net investments in these countries. As a

Southern Company and Subsidiary Companies 1997 Annual Report

result of these swaps, a 10 percent sustained decline of the British pound sterling and German Deutschemark versus the U.S. dollar would not materially affect the consolidated financial statements.

   The company also uses currency swaps and forward agreements to hedge dollar denominated debt issued by subsidiaries with different functional currency. These swaps offset the dollar flows, thereby effectively converting debt to the appropriate currency. Gains and losses related to qualified hedges of foreign currency firm commitments are deferred and included in the basis of the underlying transactions.

   In addition to the non-trading activities, the company is exposed to market risks through its electricity and natural gas commodity trading business. To estimate and manage the market risk of its trading and marketing portfolio, Southern Energy employs a daily Value at Risk (VAR) methodology. VAR is used to describe a probabilistic approach to measuring the exposure to market risk. VAR models are relatively sophisticated. However, the quantitative risk information is limited by the parameters established in creating the model. The instruments being evaluated may have features that may trigger a potential loss in excess of calculated amounts if the changes in commodity prices exceed the confidence level of the model used. The calculation utilizes the standard deviation of seasonally adjusted historical changes in the value of the market risk sensitive commodity-based financial instruments to estimate the amount of change (i.e., volatility) in the current value of these instruments that could occur at a specified confidence level over a specified holding interval. The parameters used in the calculation include holding intervals ranging from five to 20 days, depending upon the type of instrument, the term of the instrument, the liquidity of the underlying market, and other factors. The models employed a 95 percent confidence level based on historical price movement. Based on the company's VAR analysis of its overall commodity price risk exposure at December 31, 1997, management does not anticipate a materially adverse effect on the company's consolidated financial statements as a result of market fluctuations.

   In the United Kingdom, the company utilizes contracts to mitigate its exposure to volatility in the prices of electricity purchased through the wholesale electricity market. These contracts are in place to hedge electricity purchases on approximately 20 billion kilowatt-hours through the year 2008. The gains or losses realized on such contracts are deferred and recognized as electricity is purchased. Because of the absence of a trading market, it is not practicable to estimate the fair value of these contracts.

   Due to cost-based rate regulations, the operating companies have limited exposure to market volatility in interest rates and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the operating companies enter into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 1997, exposure from these activities was not material to the consolidated financial statements.

    For additional information, see Note 1 to the financial statements under "Financial Instruments for Non-Trading and Trading."

Capital Structure

Southern Company achieved a ratio of common equity to total capitalization -- including short-term debt -- of 38.6 percent in 1997, compared with 45.1 percent in 1996, and 42.4 percent in 1995.

    During 1997, the subsidiary companies sold, through public authorities, $404 million of pollution control revenue bonds. Preferred securities of $1.3 billion were issued in 1997. The companies continued to reduce financing costs by retiring higher-cost bonds and preferred stock. Retirements, including maturities, of bonds totaled $507 million during 1997, $600 million during 1996, and $1.3 billion during 1995. As a result, the composite interest rate on long-term debt decreased from 7.2 percent at December 31, 1994 to 6.6 percent at December 31, 1997. Retirements of preferred stock totaled $660 million during 1997, $179 million during 1996, and $1 million during 1995.

    In 1997, Southern Company raised $360 million from the issuance of new common stock under the company's various stock plans. At the close of 1997, the company's common stock had a market value of 257/8 per share, compared with a book value of $13.91 per share. The market-to-book value ratio was 186 percent at the end of 1997, compared with 166 percent at year-end 1996, and 188 percent at year-end 1995.

Southern Company and Subsidiary Companies 1997 Annual Report

Capital Requirements for Construction

The construction program of Southern Company is budgeted at $2.0 billion for 1998, $2.0 billion for 1999, and $1.6 billion for 2000. Actual construction costs may vary from this estimate because of changes in such factors as: business conditions; environmental regulations; nuclear plant regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

    The operating companies have approximately 1,600 megawatts of combined cycle generation scheduled to be placed in service by 2001. Southern Energy has under construction some 1,400 megawatts of owned capacity. Significant construction of transmission and distribution facilities and upgrading of generating plants will be continuing for the core business in the Southeast.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $2.5 billion will be required by the end of 2000 for present sinking fund requirements and maturities of long-term debt. Also, the subsidiaries will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units of Southern Company. As a result of the company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

   Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. Construction expenditures for Phase I compliance totaled approximately $300 million.

    For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as necessary to meet Phase II limits and ozone non-attainment requirements for metropolitan Atlanta through 2000. Current compliance strategy for Phase II and ozone non-attainment could require total estimated construction expenditures of approximately $70 million, of which $55 million remains to be spent.

    A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

   In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision makes the standards significantly more stringent. Also, in October 1997, the EPA issued a proposed regional ozone rule -- if implemented -- that could make substantial further reductions in NOx emissions from fossil-fueled generating facilities. Implementation of the standards and the proposed rule could result in significant additional compliance costs and capital expenditures that cannot be determined at this time.

    The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: emission control strategies for ozone non-attainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

    Southern Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the subsidiaries could incur substantial costs to clean up properties. The subsidiaries conduct studies to determine the extent of any required cleanup costs and have recognized in their respective financial statements costs to clean up known sites. These costs for Southern Company amounted to $4 million in 1997 and $8 million in 1995. In 1996, the company was reimbursed $6 million for amounts previously expensed. Additional sites may

Southern Company and Subsidiary Companies 1997 Annual Report

require environmental remediation for which the subsidiaries may be liable for a portion or all required cleanup costs. See Note 3 to the financial statements for information regarding Georgia Power's potentially responsible party status at a site in Brunswick, Georgia.

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

Sources of Capital

The amount and timing of additional equity capital to be raised in 1998 -- as well as in subsequent years -- will be contingent on Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans. Any portion of the common stock required during 1998 for the company's stock plans that is not provided from the issuance of new stock will be acquired on the open market in accordance with the terms of such plans.

    The operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past, which were primarily from internal sources. However, the type and timing of any financings -- if needed -- will depend on market conditions and regulatory approval.

    The operating companies historically have relied on issuances of first mortgage bonds and preferred stock, in addition to pollution control revenue bonds issued for their benefit by public authorities, to meet their long-term external financing requirements. Recently, the operating companies' financings have consisted of unsecured debt and trust preferred securities. In this regard, the operating companies -- except Savannah Electric -- sought and obtained stockholder approval in 1997 to amend their respective corporate charters eliminating restrictions on the amounts of unsecured indebtedness they may incur.

    To meet short-term cash needs and contingencies, Southern Company had approximately $601 million of cash and cash equivalents and $4.9 billion of unused credit arrangements with banks at the beginning of 1998.

Cautionary Statement Regarding Forward-Looking
Information

Southern Company's 1997 Annual Report contains forward-looking statements in addition to historical information. The company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the markets of the subsidiary companies; potential business strategies -- including acquisitions or dispositions of assets or internal restructuring -- that may be pursued by the company; state and federal rate regulation in the United States; changes in or application of environmental and other laws and regulations to which the company and its subsidiaries are subject; political, legal and economic conditions and developments in the United States and in foreign countries in which the subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; and other factors discussed in the reports -- including Form 10-K -- filed from time to time by the company with the SEC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 1997, 1996, and 1995
Southern Company and Subsidiary Companies 1997 Annual Report
================================================================================================================================
                                                                                          1997             1996            1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in millions)
Operating Revenues                                                                   $  12,611         $ 10,358          $9,180
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
     Fuel                                                                                2,281            2,245           2,126
     Purchased power                                                                     3,033            1,103             491
     Other                                                                               1,930            1,860           1,626
Maintenance                                                                                763              782             683
Depreciation and amortization                                                            1,246              996             904
Amortization of deferred Plant Vogtle costs, net                                           121              137             124
Taxes other than income taxes                                                              572              634             535
Income taxes                                                                               725              747             805
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                10,671            8,504           7,294
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         1,940            1,854           1,886
Other Income:
Allowance for equity funds used during construction                                          6                4               5
Interest income                                                                            152               54              38
Other, net                                                                                  53               42             (65)
Income taxes applicable to other income                                                     34              (10)             36
Windfall profits tax assessed in United Kingdom (Note 8)                                   (148)               -               -
 -------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           2,037            1,944           1,900
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
Interest on long-term debt                                                                 678              530             557
Allowance for debt funds used during construction                                          (14)             (19)            (20)
Interest on notes payable                                                                  112              107              63
Amortization of debt discount, premium, and expense, net                                    34               33              44
Other interest charges                                                                      63               46              43
Minority interest in subsidiaries                                                           29               13              13
Distributions on capital and preferred securities of subsidiary companies                  120               22               9
Preferred dividends of subsidiary companies                                                 43               85              88
--------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                          1,065              817             797
--------------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                              $     972         $  1,127          $1,103
================================================================================================================================
Common Stock Data:  (Note 9)
     Average number of shares of common stock outstanding (in millions)                    685              673             665
     Basic and diluted earnings per share of common stock                                $1.42            $1.68           $1.66
     Cash dividends paid per share of common stock                                       $1.30            $1.26           $1.22
--------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1997, 1996, and 1995

================================================================================================================================

                                                                                          1997             1996            1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in millions)
Balance at Beginning of Year                                                         $   3,764         $  3,483          $3,191
Consolidated net income                                                                    972            1,127           1,103
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         4,736            4,610           4,294
Cash dividends on common stock                                                             889              846             811
Capital and preferred stock transactions, net                                                5                -               -
--------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year  (Note 9)                                                     $   3,842         $  3,764          $3,483
================================================================================================================================
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997, 1996, and 1995
Southern Company and Subsidiary Companies 1997 Annual Report


================================================================================================================================
                                                                                  1997              1996                   1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in millions)
Operating Activities:
Consolidated net income                                                        $   972          $  1,127              $   1,103
Adjustments to reconcile consolidated net income
     to net cash provided by operating activities --
         Depreciation and amortization                                           1,471             1,201                  1,134
         Deferred income taxes and investment tax credits                           (5)               57                    117
         Allowance for equity funds used during construction                        (6)               (4)                    (5)
         Amortization of deferred Plant Vogtle costs, net                          121               137                    124
         Gain on asset sales                                                       (25)              (59)                   (33)
         Other, net                                                                (61)               54                   (121)
         Changes in certain current assets and liabilities
            excluding effects from acquisitions --
                Receivables, net                                                  (238)              (92)                  (109)
                Fossil fuel stock                                                   56                57                     28
                Materials and supplies                                              21                47                     11
                Accounts payable                                                   138                19                   (138)
                Other                                                              181              (143)                   204
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                      2,625             2,401                  2,315
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (1,859)           (1,229)                (1,401)
Southern Energy business acquisitions, net of cash acquired                     (2,925)                -                 (1,416)
Sales of property                                                                   32               211                    287
Other                                                                              (13)             (275)                   153
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (4,765)           (1,293)                (2,377)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds --
  Common stock                                                                     360               171                    277
  Capital and preferred securities                                               1,321               322                      -
  First mortgage bonds                                                               -                85                    375
  Other long-term debt                                                           2,499             1,570                  1,805
Retirements --
  Preferred stock                                                                 (660)             (179)                    (1)
  First mortgage bonds                                                            (168)             (426)                  (538)
  Other long-term debt                                                            (802)           (1,754)                  (902)
Increase (decrease) in notes payable, net                                          509              (268)                   727
Payment of common stock dividends                                                 (889)             (846)                  (811)
Miscellaneous                                                                      126              (110)                  (237)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                           2,296            (1,435)                   695
--------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                               156              (327)                   633
Cash and Cash Equivalents at Beginning of Year                                     445               772                    139
--------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                       $   601          $     445             $     772
================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
  Interest (net of amount capitalized)                                            $876              $677                   $622
  Income taxes                                                                    $823              $706                   $645
Southern Energy business acquisitions --
  Fair value of assets acquired                                                 $4,768                $-                 $2,745
  Less cash paid for common stock                                                2,925                 -                  1,416
-------------------------------------------------------------------------------------------------------------------------------
Liabilities assumed                                                             $1,843                $-                 $1,329
================================================================================================================================
The accompanying notes are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS
At December 31, 1997 and 1996
Southern Company and Subsidiary Companies 1997 Annual Report
=======================================================================================================================
Assets                                                                                 1997                       1996
-----------------------------------------------------------------------------------------------------------------------
                                                                                             (in millions)
Utility Plant:
Plant in service (Note 1)                                                           $34,044                    $33,260
Less accumulated provision for depreciation                                          11,934                     10,921
-----------------------------------------------------------------------------------------------------------------------
                                                                                     22,110                     22,339
Nuclear fuel, at amortized cost                                                         230                        246
Construction work in progress (Note 4)                                                1,312                        684
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                23,652                     23,269
-----------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Goodwill, being amortized (Note 14)                                                   1,888                        318
Leasehold interests, being amortized                                                  1,389                        416
Equity investments in subsidiaries                                                    1,168                        227
Nuclear decommissioning trusts                                                          387                        279
Miscellaneous                                                                           742                        261
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                 5,574                      1,501
-----------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                               601                        445
Special deposits                                                                         17                         62
Receivables, less accumulated provisions for uncollectible accounts
      of $77 million in 1997 and $32 million in 1996                                  2,100                      1,440
Fossil fuel stock, at average cost                                                      214                        270
Materials and supplies, at average cost                                                 493                        510
Prepayments                                                                              99                         87
Vacation pay deferred                                                                    79                         77
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                 3,603                      2,891
-----------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 8)                                     1,142                      1,238
Prepaid pension costs                                                                   399                        341
Deferred Plant Vogtle costs                                                              50                        171
Debt expense, being amortized                                                           101                         81
Premium on reacquired debt, being amortized                                             285                        289
Miscellaneous                                                                           465                        449
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                 2,442                      2,569
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                        $35,271                    $30,230
=======================================================================================================================
The accompanying notes are an integral part of these balance sheets.

CONSOLIDATED BALANCE SHEETS
At December 31, 1997 and 1996
Southern Company and Subsidiary Companies 1997 Annual Report

===============================================================================================================================
Capitalization and Liabilities                                                                       1997                 1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)

Capitalization (See(Seeoaccompanyingtstatements):
Common stock equity                                                                              $  9,647             $  9,216
Preferred stock of subsidiaries                                                                       493                  980
Company or subsidiary obligated mandatorily redeemable capital and preferred securities             1,744                  422
Long-term debt                                                                                     10,274                7,938
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              22,158               18,556
-------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Amount of securities due within one year                                                              784                  364
Notes payable                                                                                       2,064                1,483
Accounts payable                                                                                    1,049                  788
Customer deposits                                                                                     133                  132
Taxes accrued-
    Federal and state income                                                                          120                   12
    Other                                                                                             259                  193
Interest accrued                                                                                      262                  187
Vacation pay accrued                                                                                  108                  104
Miscellaneous                                                                                         608                  535
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                                               5,387                3,798
-------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                                          4,650                4,738
Deferred credits related to income taxes (Note 8)                                                     746                  814
Accumulated deferred investment tax credits                                                           754                  788
Employee benefits provisions                                                                          447                  439
Minority interests in subsidiaries                                                                    435                  375
Prepaid capacity revenues                                                                             110                  122
Department of Energy assessments                                                                       72                   81
Disallowed Plant Vogtle capacity buyback costs                                                         56                   57
Storm damage reserves                                                                                  38                   35
Miscellaneous                                                                                         418                  427
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                                               7,726                7,876
-------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, 7, 13, and 14)
Total Capitalization and Liabilities                                                             $ 35,271             $ 30,230
===============================================================================================================================
The accompanying notes are an integral part of these balance sheets.


CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31, 1997 and 1996
Southern Company and Subsidiary Companies 1997 Annual Report
==============================================================================================================================
                                                                      1997                   1996       1997             1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                            (in millions)                 (percent of total)
Common Stock Equity:
Common stock,  par value  $5 per share --
     Authorized -- 1 billion shares
     Outstanding -- 1997:  693  million shares
                    1996:  677 million shares                    $  3,467               $  3,385
Paid-in capital                                                     2,338                  2,067
Retained earnings (Note 9)                                          3,842                  3,764
-------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                           9,647                  9,216         43.5%           49.7%
-------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock of Subsidiaries:
$100 par or stated value --
     4.20% to 5.96%                                                    89                    199
     6.32% to 7.88%                                                    47                    130
$25 par or stated value --
     $1.90 to $1.9875                                                   -                    191
     6.40% to 7.60%                                                   131                    323
Auction rates -- at January 1, 1998:
     4.20% to 4.235%                                                   70                     70
Adjustable rates  --  at January 1, 1998:
     4.67% to 5.27%                                                   156                    240
-------------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $27 million)                    493                  1,153
Less amount due within one year                                         -                    173
-------------------------------------------------------------------------------------------------------------------------------
Total excluding amount due within one year                            493                    980          2.2             5.3
-------------------------------------------------------------------------------------------------------------------------------
Company or Subsidiary Obligated Mandatorily
   Redeemable Capital and Preferred Securities (Note 10):
$25 liquidation value --
     7.375%                                                            97                     97
     7.60% to 7.625 %                                                 415                      -
     7.75%                                                            649                    225
     8.14% to 9%                                                      583                    100
-------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $138 million)             1,744                    422          7.9             2.3
-------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED  STATEMENTS OF CAPITALIZATION  (continued)
At December 31, 1997 and 1996
Southern Company and Subsidiary Companies 1997 Annual Report
===================================================================================================================================
                                                                            1997           1996            1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)                 (percent of total)
Long-Term Debt of Subsidiaries:
First mortgage bonds --
     Maturity                           Interest Rates
     1997                               5 7/8 %                               -             25
     1997                               8.665%                                -              7
     1998                               5% to 8.665%                        238            238
     1999                               6 1/8% to 8.665%                    373            373
     2000                               6% to 8.665%                        349            349
     2001                               8.665%                                9              9
     2002                               6.85% to 8.665%                     260            260
     2003 through 2007                  6.07% to 8.665%                     944            944
     2008 through 2012                  6 7/8% to 8.665%                    121            121
     2013 through 2017                  8.665%                               73             73
     2018 through 2022                  8.30% to 9 1/4%                     476            612
     2023 through 2026                  6 7/8% to 9%                      1,109          1,109
-----------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                                3,952          4,120
Other long-term debt (Note 11)                                            7,191          4,084
Unamortized debt premium (discount), net                                    (85)           (75)
-----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $738 million)                                        11,058          8,129
Less amount due within one year (Note 12)                                   784            191
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                      10,274          7,938              46.4          42.7
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                   $ 22,158       $ 18,556             100.0%        100.0%
===================================================================================================================================



CONSOLIDATED STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1997, 1996, and 1995
===================================================================================================================================
                                                                                           1997            1996           1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in millions)
Balance at Beginning of Year                                                             $2,067        $1,941           $1,712
Proceeds from sales of common stock over the par value  --  16.4 million,
  7.5 million, and 13.0 million shares in 1997, 1996, and 1995, respectively                278           133              212
Miscellaneous                                                                                (7)           (7)              17
-----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                                   $2,338        $2,067           $1,941
===================================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Southern Company and Subsidiary Companies 1997 Annual Report

1. SUMMARY OF SIGNIFICANT ACCOUNTING
   POLICIES

General

Southern Company is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Company Energy Solutions, Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), and other direct and indirect subsidiaries. The operating companies -- Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric -- provide electric service in four southeastern states. Contracts among the operating companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission
(SEC). The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Company Energy Solutions develops new business opportunities related to energy products and services. Worldwide, Southern Energy develops and manages electricity and other energy related projects, including domestic energy trading and marketing. Southern Nuclear provides services to Southern Company's nuclear power plants.

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

    The consolidated financial statements reflect investments in controlled subsidiaries on a consolidated basis and other investments on an equity basis. Effective in January 1998, Southern Energy and Vastar Resources combined their energy trading and marketing activities to form a joint venture. Southern Energy's investment in the joint venture will be accounted for under the equity method of accounting. Certain prior years' data presented in the consolidated financial statements have been reclassified to conform with the current year presentation.

Regulatory Assets and Liabilities

The operating companies are subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the operating companies associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Consolidated Balance Sheets at December 31 relate to the following:

                                              1997         1996
                                         ------------------------
                                              (in millions)
Deferred income taxes                       $1,142       $1,238
Deferred Plant Vogtle costs                     50          171
Premium on reacquired debt                     285          289
Demand-side programs                            11           44
Department of Energy assessments                63           69
Vacation pay                                    79           77
Deferred fuel charges                            4           29
Postretirement benefits                         38           38
Work force reduction costs                      37           48
Deferred income tax credits                   (746)        (814)
Storm damage reserves                          (36)         (32)
Other, net                                     152          114
-----------------------------------------------------------------
Total                                       $1,079       $1,271
=================================================================

    In the event that a portion of an operating company's operations is no longer subject to the provisions of FASB Statement No. 71, the company would be required to write off related net regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair value.

Southern Company and Subsidiary Companies 1997 Annual Report

Revenues and Fuel Costs

The operating companies accrue revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The operating companies' electric rates include provisions to adjust billings for fluctuations in fuel, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

    Southern Energy's revenues for product sales and marketing services are recognized when title passes to the customer or when service is performed.

    The operating companies have a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1997, uncollectible accounts continued to average less than 1 percent of revenues.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $144 million in 1997, $142 million in 1996, and $140 million in 1995. Alabama Power and Georgia Power have contracts with the U.S. Department of Energy (DOE) that provide for the permanent disposal of spent nuclear fuel. Although disposal was scheduled to begin in 1998, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch, into 2008 at Plant Vogtle, and into 2010 and 2013 at Plant Farley units 1 and 2, respectively. Activities for adding dry cask storage capacity at Plant Hatch by as early as 1999 are in progress.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is funded in part by a special assessment on utilities with nuclear plants. This assessment is being paid over a 15-year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. Alabama Power and Georgia Power -- based on its ownership interests -- estimate their respective remaining liability at December 31, 1997, under this law to be approximately $34 million and $27 million, respectively. These obligations are recorded in the Consolidated Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.4 percent in 1997 and 3.3 percent in 1996 and 1995. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities and removal of other facilities.

    Georgia Power recorded additional depreciation of electric plant amounting to $159 million in 1997, $24 million in 1996, and $6 million in 1995. See Note 3 under "Georgia Power Retail Accounting Order" for additional information.

    The Nuclear Regulatory Commission (NRC) requires all licensees operating commercial power reactors to establish a plan for providing, with reasonable assurance, funds for decommissioning. Alabama Power and Georgia Power have external trust funds to comply with the NRC's regulations. Amounts previously recorded in internal reserves are being transferred into the external trust funds over periods approved by the respective state public service commissions. The NRC's minimum external funding requirements are based on a generic estimate of the cost to decommission the radioactive portions of a nuclear unit based on the size and type of reactor. Alabama Power and Georgia Power have filed plans with the NRC to ensure that -- over time -- the deposits and earnings of the external trust funds will provide the minimum funding amounts prescribed by the NRC.

    Site study cost is the estimate to decommission a specific facility as of the site study year, and ultimate cost is the estimate to decommission a

Southern Company and Subsidiary Companies 1997 Annual Report

specific facility as of retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs -- at December 31, 1997, for Alabama Power's Plant Farley and Georgia Power's ownership interests in plants Hatch and Vogtle were as follows:

                                   Plant       Plant      Plant
                                   Farley      Hatch     Vogtle
                                 --------------------------------
Site study basis (year)              1993       1997       1997

Decommissioning periods:
   Beginning year                    2017       2014       2027
   Completion year                   2029       2027       2038
-----------------------------------------------------------------
                                          (in millions)
Site study costs:
   Radiated structures               $489       $372       $317
   Non-radiated structures             89         33         44
-----------------------------------------------------------------
Total                                $578       $405       $361
=================================================================

Ultimate costs:
   Radiated structures             $1,504       $722       $922
   Non-radiated structures            274         65        129
-----------------------------------------------------------------
Total                              $1,778       $787     $1,051
=================================================================


                                      Plant    Plant      Plant
                                     Farley    Hatch     Vogtle
                                     -----------------------------
                                            (in millions)


Amount expensed in 1997                $ 18     $ 11        $ 9

Accumulated provisions:
   Balance in external trust
      funds                            $193     $118        $76
   Balance in internal reserves          44       23         13
------------------------------------------------------------------
Total                                  $237     $141        $89
==================================================================

Significant assumptions:
   Inflation rate                       4.5%     3.6%       3.6%
   Trust earning rate                   7.0      6.5        6.5
------------------------------------------------------------------

    Annual provisions for nuclear decommissioning are based on an annuity method as approved by the respective state public service commissions. All of Alabama Power's decommissioning costs are approved for ratemaking. For Georgia Power, only the costs to decommission the radioactive portion of the plants are currently included in cost of service. Georgia Power's decommissioning costs currently included in cost of service are $320 million and $267 million for plants Hatch and Vogtle, respectively. The estimated ultimate costs associated with the amounts currently included in cost of service are $781 million and $1.1 billion for plants Hatch and Vogtle, respectively. Alabama Power and Georgia Power expect their respective state public service commissions to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

    The decommissioning cost estimates are based on prompt dismantlement and removal of the plant from service. The actual decommissioning costs may vary from the above estimates because of changes in the assumed date of decommissioning, changes in NRC requirements, or changes in the assumptions used in making these estimates.

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

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used by the operating companies to calculate AFUDC during the years 1995 through 1997 ranged from a before-income-tax rate of 5.8 percent to 9.8 percent. AFUDC, net of income tax, as a percent of consolidated net income was 1.6 percent in 1997, 1.4 percent in 1996, and 1.6 percent in 1995.

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

Southern Company and Subsidiary Companies 1997 Annual Report

Leasehold Interests

Leasehold interests include Southern Energy's power generation facilities that are developed under build, operate, and transfer agreements with foreign governments. Southern Energy's construction costs are initially recorded as construction work in progress, and -- after completion -- these costs are recorded as leasehold interests. These costs are amortized over the length of time the facility is operated before transferring ownership to the local government.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Foreign Currency Translation

Assets and liabilities of Southern Company's international operations, where the local currency is the functional currency, have been translated at year-end exchange rates, and revenues and expenses have been translated using average exchange rates prevailing during the year. Adjustments resulting from translation have been recorded in stockholders' equity. The financial statements of international operations, where the U.S. dollar is the functional currency and when certain transactions are denominated in a local currency, are remeasured in U.S. dollars. The remeasurement of local currencies into U.S. dollars creates adjustments. These adjustments and all gains and losses from foreign currency transactions are included in consolidated net income. Foreign exchange gains and losses are not material for all periods presented.

Financial Instruments for Non-Trading

Non-trading derivative financial instruments are used to hedge exposures to fluctuations in interest rates, foreign currency exchange rates, and certain commodity prices. Gains and losses on qualifying hedges are deferred and recognized either in income or as an adjustment to the carrying amount when the hedged transaction occurs.

    The company utilizes interest rate swaps and cross currency interest rate swaps to minimize borrowing costs by changing the interest rate and currency of the original borrowing. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps.

    Southern Company's international operations are exposed to the effects of foreign exchange rate fluctuations. To protect against this exposure, the company utilizes currency swaps to hedge its net investment in certain foreign subsidiaries, which has the effect of converting foreign currency cash inflows into U.S. dollars at fixed exchange rates. Gains or losses on these currency swaps, designated as hedges of net investment, are offset against the translation effects reflected in stockholders' equity, net of tax.

    Non-trading financial derivative instruments held at December 31, 1997, were as follows:

                       Year of                     Unrecognized
                     Maturity or       Notional       Gain
Type                 Termination        Amount       (Loss)
------------------------------------  ---------------------------
                                           (in millions)
Interest rate
    swaps:
                     2002-2012          $710        $(33)
                     2001-2012    (pound)500        $(52)
                     2002-2007         DM691         $(3)
Cross currency
    swaps            2001-2007    (pound)439          $6
Cross currency
    swaption              2003         DM570          $1
---------------------------------------------------------------
(pound) - Denotes British pound sterling.
DM - Denotes Deutschemark.

    The company is exposed to losses related to financial instruments in the event of counterparties' nonperformance. The company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the company's exposure to counterparty credit risk. The company does not expect any of the counterparties to fail to meet their obligations.

    In the United Kingdom, the company utilizes contracts to mitigate its exposure to volatility in the prices of electricity purchased through the wholesale electricity market. These contracts are in place to hedge electricity purchases of approximately 20 billion kilowatt-hours through the year 2008. The gains or losses realized on such contracts are deferred and recognized as electricity is purchased. Because of the absence of a trading market, it is not practicable to estimate the fair value of these contracts .

Southern Company and Subsidiary Companies 1997 Annual Report

    Other Southern Company financial instruments for which the carrying amount did not equal fair value at December 31 were as follows:

                                         Carrying       Fair
                                          Amount        Value
                                       --------------------------
                                             (in millions)
Long-term debt:
    At December 31, 1997                $10,916        $11,160
    At December 31, 1996                  7,975          8,122
Capital and preferred securities:
    At December 31, 1997                  1,744          1,826
    At December 31, 1996                    422            427
-----------------------------------------------------------------

    The fair values for long-term debt and capital and preferred securities were based on either closing market price or closing price of comparable instruments.

Financial Instruments for Trading

Derivative financial instruments used for trading purposes primarily relate to commodities associated with the energy sector, such as electricity, natural gas, and crude oil. These instruments are recorded at fair value for balance sheet purposes. The determination of fair value considers various factors, such as closing exchange prices, broker price quotations, and model pricing. Model pricing considers time value and volatility factors underlying any options and contractual commitments. These transactions are accounted for using the mark-to-market method of accounting in which the unrealized gains or losses resulting from the impact of price movements are recognized as net gains or losses in the consolidated statements of income. If the company has a master netting agreement with counterparties, net positions are recognized for consolidated balance sheet and income statement purposes.

    The company provides price risk management services by entering into a variety of contractual commitments such as price cap and floor agreements, futures contracts, forward purchase and sale agreements, and option contracts. These contracts generally require future settlement, and are either executed on an exchange or traded as over-the-counter (OTC) instruments. Contractual commitments have widely varying terms and durations that range from a few hours to a number of years depending on the instrument. The majority of the company's transactions are short-term in duration, with a weighted average maturity of approximately 1.3 years and 0.6 years at December 31, 1997 and 1996, respectively.

    All contractual commitments used for trading purposes are recorded at fair value. Contracts in a net receivable position, as well as options held, are reported as assets. Similarly, contractual commitments in a net payable position, as well as options written, are reported as liabilities. The net unrealized gain from risk management services amounted to $8 million at December 31, 1997. Southern Company has made guarantees to certain counterparties regarding performance of contractual commitments by its affiliates related to trading and marketing activities. Contractual commitments reflected in the Consolidated Balance Sheets at December 31 were as follows:


                             Net                   Fair Value
                          Notional        -------------------------
                           Amounts
  1997                 (Kilowatt-Hours)    Assets     Liabilities
----------            ---------------------------------------------
                                     (in millions)
Exchange-issued
    products:
      Futures
        contracts              904           $14          $15
      Other                    958             1            1
-------------------------------------------------------------------
Total                        1,862            15           16
-------------------------------------------------------------------
OTC products:
    Forward
      contracts              2,643            69           62
    Swaps                     (473)            1            -
    Other                      639             9            8
-------------------------------------------------------------------
Total                        2,809            79           70
-------------------------------------------------------------------
Total                        4,671           $94          $86
===================================================================


                            Net                   Fair Value
                          Notional          -----------------------
                          Amounts
 1996                   (Kilowatt-Hours)    Assets     Liabilities
------------          ---------------------------------------------
                                     (in millions)
Exchange-issued
    products:
      Futures
        contracts               42           $ 3          $ 3
      Other                    105             -            -
-------------------------------------------------------------------
Total                          147             3            3
-------------------------------------------------------------------
OTC products:
    Forward
      contracts                 56            15           15
    Swaps                        -             -            -
    Other                       51             -            -
-------------------------------------------------------------------
Total                          107            15           15
-------------------------------------------------------------------
Total                          254           $18          $18
===================================================================

Southern Company and Subsidiary Companies 1997 Annual Report

    Notional amounts -- stated in equivalent millions of kilowatt-hours -- are indicative only of the volume of activity and are not a measure of market risk. Notional amounts of natural gas and crude oil positions are reflected in equivalent kilowatt-hours based on standard conversion rates. The company has established controls to determine and monitor the creditworthiness of counterparties in order to mitigate the company's exposure to counterparty credit risk. A concentration of counterparties may impact the company's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory, or other conditions.

    The annual average gross balances of the company's options and contractual commitments used for trading purposes, based on month-end balances were as follows:

                                          Average Fair Value
                                       -------------------------
1997                                     Assets    Liabilities
-----------                            -------------------------
                                            (in millions)
Commodity instruments:
    Electricity                            $97         $94
    Gas                                      6           6
    Other                                    7           6


                                          Average Fair Value
                                       -------------------------
1996                                     Assets    Liabilities
-----------                            -------------------------
                                            (in millions)
Commodity instruments:
    Electricity                            $19         $18
    Gas                                      1           1
    Other                                    -           -
----------------------------------------------------------------

Materials and Supplies

Generally, materials and supplies include the costs of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

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

Postretirement Benefits

In the United States, Southern Company provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligible for such benefits when they retire. The operating companies fund trusts to the extent deductible under federal income tax regulations or to the extent required by their respective regulatory commissions. Amounts funded are primarily invested in debt and equity securities.

    FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." In October 1993, the GPSC ordered Georgia Power to phase in the adoption of Statement No. 106 to cost of service over a five-year period, whereby one-fifth of the additional costs was expensed in 1993 and the remaining costs were deferred. An additional one-fifth of the costs was expensed each succeeding year until the costs were fully reflected in cost of service in 1997. The costs deferred during the five-year period will be amortized to expense over a 15-year period beginning in 1998. For the other operating companies, the cost of postretirement benefits is reflected in rates on a current basis.

Southern Company and Subsidiary Companies 1997 Annual Report

Funded Status and Cost of Benefits

The funded status of the plans and reconciliation to amounts reflected in the Consolidated Balance Sheets at December 31 were as follows:

                                                    Pension
                                           -----------------------
                                                1997         1996
                                           -----------------------
                                                (in millions)
Actuarial present value of
  benefit obligation:
    Vested benefits                          $ 2,891      $ 2,730
    Non-vested benefits                           83          119
------------------------------------------------------------------
Accumulated benefit obligation                 2,974        2,849
Additional amounts related to
    projected salary increases                   728          775
------------------------------------------------------------------
Projected benefit obligation                   3,702        3,624
Less:
    Fair value of plan assets                  5,953        5,258
    Unrecognized net gain                     (1,877)      (1,314)
    Unrecognized prior service cost              126          135
    Unrecognized transition asset               (101)        (114)
------------------------------------------------------------------
Prepaid asset recognized in the
    Consolidated Balance Sheets              $   399      $   341
==================================================================

                                        Postretirement Benefits
                                      ----------------------------
                                                1997         1996
                                      --------------- ------------
                                                (in millions)
Actuarial present value of
  benefit obligation:
      Retirees and dependents                   $477         $409
      Employees eligible to retire                85           78
      Other employees                            373          383
-------------------------------------------------------------------
Accumulated benefit obligation                   935          870
Less:
    Fair value of plan assets                    335          260
    Unrecognized net loss (gain)                  68           79
    Unrecognized prior service cost               (4)          (5)
    Unrecognized transition
       obligation                                233          249
-------------------------------------------------------------------
Accrued liability recognized in the
    Consolidated Balance Sheets                 $303         $287
===================================================================

   The weighted average rates assumed in the actuarial calculations were:

                                   1997        1996       1995
                               ---------------------------------
Discount                            7.5%        7.8%       7.3%
Annual salary increase              5.0         5.3        4.8
Long-term return on
    plan assets                     8.5         8.5        8.5
-----------------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 8.8 percent for 1997, decreasing gradually to 5.5 percent through the year 2005, and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation at December 31, 1997, by $80 million and the aggregate of the service and interest cost components of the net retiree cost by $7 million.

    Components of the plans' net costs are shown below:

                                                  Pension
                                        ---------------------------
                                           1997     1996     1995
                                        ---------------------------
                                               (in millions)
Benefits earned during the year           $  94    $  99    $  79
Interest cost on projected
    benefit obligation                      271      267      193
Actual return on plan assets               (856)    (564)    (730)
Net amortization and deferral               417      152      412
-------------------------------------------------------------------
Net pension cost (income)                 $ (74)   $ (46)   $ (46)
===================================================================

    Of the above net pension income, $52 million in 1997, $37 million in 1996, and $30 million in 1995 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.


                                           Postretirement Benefits
                                       ---------------------------
                                         1997     1996      1995
                                       ---------------------------
                                              (in millions)
Benefits earned during the year          $ 18     $ 20      $ 28
Interest cost on accumulated
    benefit obligation                     67       60        67
Amortization of transition
    obligation                             15       15        27
Actual return on plan assets              (28)     (17)      (23)
Net amortization and deferral              12        6        12
------------------------------------------------------------------
Net postretirement costs                 $ 84     $ 84      $111
==================================================================

    Of the above net postretirement costs, $70 million in 1997, $64 million in 1996, and $78 million in 1995 were charged to operating expenses, and $3 million in 1996 and $11 million in 1995 were deferred. The remainder for each year was charged to construction and other accounts.

Work Force Reduction Programs

The system companies have incurred additional costs for work force reduction programs. The costs related to these programs were $50 million, $85 million, and $42 million for the years 1997, 1996, and 1995, respectively. In addition, certain costs of these programs were deferred and are being amortized in

Southern Company and Subsidiary Companies 1997 Annual Report

accordance with regulatory treatment. The unamortized balance of these costs was $37 million at December 31, 1997.

3.   LITIGATION AND REGULATORY MATTERS

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

Georgia Power Potentially Responsible Party Status

In January 1995, Georgia Power and four other unrelated entities were notified by the Environmental Protection Agency (EPA) that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act with respect to a site in Brunswick, Georgia. As of December 31, 1997, Georgia Power had recorded approximately $5 million in expenses associated with the site. This represents Georgia Power's agreed upon share of removal and remedial investigation and feasibility study costs.

    The final outcome of this matter cannot now be determined. However, based on the nature and extent of Georgia Power's activities relating to the site, management believes that the company's portion of any remaining remediation costs should not be material to the financial statements.

Georgia Power Investment in Rocky Mountain

In its 1985 financing order, the GPSC concluded that completion of the Rocky Mountain pumped storage hydroelectric plant in 1991 as then planned was not economically justifiable and reasonable and withheld authorization for Georgia Power to spend funds from approved securities issuances on that plant. In 1988, Georgia Power and Oglethorpe Power Corporation (OPC) entered into a joint ownership agreement for OPC to assume responsibility for the construction and operation of the plant. The plant went into commercial operation in 1995.

    In June 1996, the GPSC initiated a review of this plant. On January 14, 1998, the GPSC ordered that Georgia Power be allowed to include approximately $108 million of its $143 million investment in rate base as of December 31, 1998. Georgia Power has appealed the GPSC's order to the Superior Court of Fulton County, Georgia. If the order is upheld, Georgia Power will be required to record a write-off currently estimated to be approximately $29 million, after taxes.

    The final outcome of this matter cannot now be determined. Accordingly, no provision related to the GPSC's disallowance has been recorded.

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

    If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings -- as well as to certain other contracts that reference these proceedings in determining return on common equity -- and if refunds were ordered, the amount

Southern Company and Subsidiary Companies 1997 Annual Report

of refunds could range up to approximately $194 million at December 31, 1997. Although management believes that rates are not excessive and that refunds are not justified, the final outcome of this matter cannot now be determined.

Southern Company Tax Litigation

In August 1997, Southern Company and the Internal Revenue Service (IRS) entered into a settlement agreement related to tax issues for the years 1984 through 1987. The agreement is subject to the review and approval by the Joint Congressional Committee on Taxation. If approved by the Joint Committee, the agreement would resolve all issues in the case for the years before the U.S. Tax Court, resulting in a refund to Southern Company of approximately $162 million. This amount includes interest of $76 million. The tax litigation was related to a timing issue as to when taxes should have been paid; therefore, only the interest portion will affect future income. There can be no assurance that such Joint Committee approval will be received.

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

    In December 1995, the APSC issued an order authorizing Alabama Power to reduce balance sheet items -- such as plant and deferred charges -- at any time the company's actual base rate revenues exceed the budgeted revenues. In April 1997, the APSC issued an additional order authorizing Alabama Power to reduce balance sheet asset items. This order authorizes the reduction of such items up to an amount equal to five times the total estimated annual revenue reduction resulting from future rate reductions initiated by Alabama Power.

    The ratemaking procedures will remain in effect until the APSC votes to modify or discontinue them.

Georgia Power Retail Accounting Order

In February 1996, the GPSC approved a three-year accounting order, effective January 1, 1996. Under the accounting order, Georgia Power's earnings are evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Earnings in excess of 12.5 percent will be used to accelerate the amortization of regulatory assets or to accelerate the depreciation of electric plant. At its option, Georgia Power may also accelerate amortization or depreciation of assets while within the range allowed on common equity. Georgia Power is required to absorb cost increases of approximately $29 million annually during the three-year period, including $14 million annually of accelerated depreciation of electric plant. Under the accounting order, Georgia Power will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. On July 1, 1998, Georgia Power is required to file a general rate case. In response, the GPSC would be expected to either continue the provisions of the accounting order or adopt new ones.

    A consumer group appealed the GPSC's decision to the Superior Court of Fulton County, Georgia. In 1996, the superior court ruled that statutory requirements applicable to rate cases were not followed and remanded the matter to the GPSC. In October 1997, the Georgia Court of Appeals upheld the accounting order and reversed the superior court's decision. This matter is now concluded.

4.   CONSTRUCTION PROGRAM

The system companies are engaged in continuous construction programs, currently estimated to total some $2.0 billion in 1998, $2.0 billion in 1999, and $1.6 billion in 2000. The construction programs are subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; changes in environmental regulations; changes in existing nuclear plants to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital. At December 31, 1997, significant purchase commitments were outstanding in connection with the construction program. The operating companies have approximately 1,600 megawatts of combined cycle generation scheduled to be placed in service by 2001. Southern Energy has under construction some 1,400

Southern Company and Subsidiary Companies 1997 Annual Report


megawatts of owned capacity. In addition, significant construction will continue related to transmission and distribution facilities and the upgrading of generating plants.

    See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

5.   FINANCING, INVESTMENTS, AND
     COMMITMENTS

General

The amount and timing of additional equity capital to be raised in 1998 -- as well as in subsequent years -- will be contingent on Southern Company's investment opportunities. Equity capital can be provided from any combination of public offerings, private placements, or the company's stock plans.

    The operating companies' construction programs are expected to be financed primarily from internal sources. Short-term debt is often utilized and the amounts available are discussed below. The companies may issue additional long-term debt and preferred securities primarily for debt maturities and for redeeming higher-cost securities if market conditions permit.

Bank Credit Arrangements

At the beginning of 1998, unused credit arrangements with banks totaled $4.9 billion, of which $3.0 billion expires during 1998, $800 million during 1999 to 2001, and $1.0 billion during 2002. The following table outlines the credit arrangements by company:

                                      Amount of Credit
                          -----------------------------------------
                                                     Expires
                                               --------------------
                                                            1999 &
Company                     Total    Unused        1998     beyond
-------------             -----------------------------------------
                                       (in millions)
   Alabama Power           $  814    $  814      $  679    $  135
   Georgia Power            1,144     1,144         919       225
   Gulf Power                 103        94          94         -
   Mississippi Power           96        76          56        20
   Savannah Electric           41        41          21        20
   Southern Company         2,000     2,000       1,000     1,000
   Southern Energy          1,038       635         193       442
   Other                       70        66          66         -
                         ------------------------------------------
   Total                   $5,306    $4,870      $3,028    $1,842
                         ==========================================

    Approximately $2.1 billion of the credit facilities allows for term loans ranging from one to three years. Most of the agreements include stated borrowing rates but also allow for competitive bid loans.

    All of the credit arrangements require payment of commitment fees based on the unused portion of the commitments or the maintenance of compensating balances with the banks. These balances are not legally restricted from withdrawal. Of Southern Company's credit facilities, $1.7 billion is a syndicated credit arrangement which also requires the payment of agent fees.

    A portion of the $4.9 billion unused credit with banks is allocated to provide liquidity support to the companies' variable rate pollution control bonds. At December 31, 1997, the amount of the credit lines allocated for this purpose was $1.2 billion.

    In addition, the companies from time to time borrow under uncommitted lines of credit with banks, and in the case of Southern Company, Alabama Power, Georgia Power, and Southern Energy, through commercial paper programs that have the liquidity support of committed bank credit arrangements.

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

Southern Company and Subsidiary Companies 1997 Annual Report

Also, Southern Company has entered into various long-term commitments for the purchase of electricity. Total estimated long-term obligations at December 31, 1997, were as follows:

                                                   Purchased
Year                                Fuel             Power
-----------                    ------------------------------
                                    (in millions)
1998                             $ 2,081              $  338
1999                               1,596                 164
2000                               1,235                 175
2001                               1,122                 178
2002                               1,005                 182
2003 and thereafter                4,580               1,720
-------------------------------------------------------------
Total commitments                $11,619              $2,757
=============================================================

Operating Leases

Southern Company has operating lease agreements with various terms and expiration dates. These expenses totaled $33 million, $23 million, and $17 million for 1997, 1996, and 1995, respectively. At December 31, 1997, estimated minimum rental commitments for noncancelable operating leases were as follows:

Year                                            Amounts
--------                                    -----------------
                                             (in millions)
1998                                                    $ 39
1999                                                      37
2000                                                      32
2001                                                      28
2002                                                      28
2003 and thereafter                                      291
-------------------------------------------------------------
Total minimum payments                                  $455
=============================================================

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

    At December 31, 1997, Alabama Power's and Georgia Power's ownership and investment (exclusive of nuclear fuel) in jointly owned facilities with the above entities were as follows:

                              Jointly Owned Facilities
                  -------------------------------------------------
                      Percent          Amount of     Accumulated
                       Ownership       Investment     Depreciation
                  ------------------- ------------------------------
Plant Vogtle                              (in millions)
  (nuclear)              45.7%        $3,299              $1,100
Plant Hatch
  (nuclear)              50.1            840                 477
Plant Miller
  (coal)
  Units 1 and 2          91.8            717                 311
Plant Scherer
  (coal)
  Units 1 and 2           8.4            112                  44
Plant Wansley
  (coal)                 53.5            298                 136
Rocky Mountain
  (pumped storage)       25.4            202                  44
Intercession City
  (combustion turbine)   33.3             13                   *
------------------------------------------------------------------
*Less than $1 million.

    Alabama Power and Georgia Power have contracted to operate and maintain the jointly owned facilities -- except for the Rocky Mountain project and Intercession City -- as agents for their respective co-owners. The companies' proportionate share of their plant operating expenses is included in the corresponding operating expenses in the Consolidated Statements of Income.

7.   LONG-TERM POWER SALES
     AGREEMENTS

The operating companies have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. These agreements -- expiring at various dates discussed below -- are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The capacity revenues amounted to $203 million in 1997, $217 million in 1996, and $237 million in 1995.

    Unit power from specific generating plants is currently being sold to Florida Power & Light Company (FP&L), FPC, Jacksonville Electric Authority
(JEA), and the city of Tallahassee, Florida. Under these agreements, approximately 1,600 megawatts of capacity is scheduled to be sold annually through 1999. Thereafter, these sales will decline to some 1,500 megawatts and

Southern Company and Subsidiary Companies 1997 Annual Report

remain at that approximate level -- unless reduced by FP&L, FPC, and JEA for the periods after 1999 with a minimum of three years notice -- until the expiration of the contracts in 2010.

8.   INCOME TAXES

At December 31, 1997, the tax-related regulatory assets and liabilities were $1.1 billion and $746 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

     Details of income tax provisions are as follows:

                                           1997      1996     1995
                                      -----------------------------
                                              (in millions)
Total provision for income taxes:
Federal --
   Currently payable                      $ 547      $569    $ 567
   Deferred -- current year                 188       116      185
             -- reversal of
                  prior years              (160)      (74)    (111)
--------------------------------------------------------------------
                                            575       611      641
--------------------------------------------------------------------
State --
   Currently payable                        104        82       90
   Deferred -- current year                  15        23       26
             -- reversal of
                  prior years               (19)       (9)     (12)
--------------------------------------------------------------------
                                            100        96      104
--------------------------------------------------------------------
International -
   Windfall profits tax
   assessed in United Kingdom               148         -        -
   Other                                     16        50       24
--------------------------------------------------------------------
Total                                       839       757      769
Less income taxes charged
   (credited) to other income               114        10      (36)
--------------------------------------------------------------------
Total income taxes charged
   to operations                          $ 725      $747    $ 805
====================================================================

     The first half of the windfall profits tax assessed in the United Kingdom was paid in December 1997, and the remainder is due December 1998.

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                1997       1996
                                            ---------------------
                                               (in millions)
Deferred tax liabilities:
  Accelerated depreciation                    $3,345     $2,981
  Property basis differences                   1,756      2,154
  Other                                          269        362
-----------------------------------------------------------------
Total                                          5,370      5,497
-----------------------------------------------------------------
Deferred tax assets:
  Federal effect of state deferred taxes         108        110
  Other property basis differences               245        253
  Deferred costs                                 116        139
  Pension and other benefits                      72         68
  Other                                          197        214
-----------------------------------------------------------------
Total                                            738        784
-----------------------------------------------------------------
Net deferred tax liabilities                   4,632      4,713
Portion included in current assets, net           18         25
-----------------------------------------------------------------
Accumulated deferred income taxes
    in the Consolidated Balance Sheets        $4,650     $4,738
=================================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Consolidated Statements of Income. Credits amortized in this manner amounted to $30 million in 1997, $33 million in 1996, and $38 million in 1995. At December 31, 1997, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                          1997       1996      1995
                                       -------------------------------
Federal statutory rate                    35.0%      35.0%     35.0%
State income tax,
   net of federal deduction                3.4        3.2       3.4
Non-deductible book
   depreciation                            2.3        1.8       1.6
Windfall profits tax                       8.0        -         -
Difference in prior years'
   deferred and current tax rate          (1.5)      (1.0)     (1.1)
Other                                     (1.9)      (0.5)      0.3
----------------------------------------------------------------------
Effective income tax rate                 45.3%      38.5%     39.2%
======================================================================

    Southern Company files a consolidated federal income tax return. Under a joint consolidated income tax agreement, each subsidiary's current and deferred tax expense is computed on a stand-alone basis. Tax benefits from losses of the parent company are allocated to each subsidiary based on the ratio of taxable income to total consolidated taxable income.

Southern Company and Subsidiary Companies 1997 Annual Report

9.    COMMON STOCK

Shares Reserved

At December 31, 1997, a total of 49 million shares was reserved for issuance pursuant to the Southern Investment Plan, the Employee Savings Plan, the Outside Directors Stock Plan, and the Performance Stock Plan.

Performance Stock Plan

Southern Company's Executive Stock Option Plan was replaced by the Performance Stock Plan effective February 17, 1997. As of December 31, 1997, 283 current and former employees participated in the plan. The maximum number of shares of common stock that may be issued under the new plan may not exceed 40 million. The prices of options granted to date have been at the fair market value of the shares on the dates of grant. The first grant under the new plan was in July 1997. Options granted to date become exercisable pro rata over a maximum period of four years from the date of grant. Options outstanding will expire no later than 10 years after the date of grant, unless terminated earlier by the Southern Company Board of Directors in accordance with the plan. Stock option activity in 1996 and 1997 for both plans are summarized below:

                                             Shares         Average
                                            Subject    Option Price
                                          To Option       Per Share
                                  ----------------------------------
Balance at December 31, 1995              2,476,299          $19.87
Options granted                           1,460,731           23.00
Options canceled                            (13,878)          22.35
Options exercised                           (97,988)          17.94
--------------------------------------------------------------------
Balance at December 31, 1996              3,825,164           21.11
Options granted                           1,776,094           21.25
Options canceled                            (51,913)          21.83
Options exercised                          (137,426)          19.72
--------------------------------------------------------------------
Balance at December 31, 1997              5,411,919          $21.18
====================================================================
Shares reserved for future grants:
   At December 31, 1995                   2,114,915
   At December 31, 1996                     668,062
   At December 31, 1997                  38,234,044
--------------------------------------------------------------------
Options exercisable:
   At December 31, 1996                   1,279,830
   At December 31, 1997                   1,996,724
--------------------------------------------------------------------

    Southern Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25. Accordingly, no compensation expense has been recognized.

    The pro forma impact on earnings of fair-value accounting for options granted -- as required by FASB Statement No. 123, Accounting for Stock-Based Compensation -- is less than 1 cent per share and is not significant to the consolidated financial statements.

Earnings Per Share

In 1997, Southern Company adopted FASB Statement No. 128, Earnings per Share. This statement simplifies the methodology for computing both basic and diluted earnings per share. The only difference in the two methods for computing Southern Company's per share amounts is attributable to outstanding options, under the Performance Stock Plan. The effect of the stock options was determined using the treasury stock method. Consolidated net income as reported was not affected. Shares used to compute diluted earnings per share are as follows:

                                  Average Common Stock Shares
                             --------------------------------------
                                   1997           1996        1995
                             --------------------------------------
                                          (in thousands)
As reported shares              685,033        672,590     665,064
Effect of options                   191            200         170
                             --------------------------------------
Diluted shares                  685,224        672,790     665,234
                             ======================================

Common Stock Dividend Restrictions

The income of Southern Company is derived primarily from equity in earnings of its subsidiaries. At December 31, 1997, consolidated retained earnings included $3.8 billion of undistributed retained earnings of the subsidiaries. Of this amount, $2.0 billion was restricted against the payment by the subsidiary companies of cash dividends on common stock under terms of bond indentures.

10.   CAPITAL AND PREFERRED SECURITIES

Company or subsidiary obligated mandatorily redeemable capital and preferred securities have been issued by special purpose financing entities of Southern Company and its subsidiaries. Substantially all the assets of these special financing entities are junior subordinated notes issued by the related company seeking financing. Each of these companies considers that the mechanisms and obligations relating to the capital or preferred securities issued for its

Southern Company and Subsidiary Companies 1997 Annual Report

benefit, taken together, constitute a full and unconditional guarantee by it of the respective special financing entities' payment obligations with respect to the capital or preferred securities. At December 31, 1997, preferred securities of $1.1 billion and capital securities of $600 million were outstanding. Southern Company guarantees the notes related to $600 million of capital securities issued on its behalf.

11.   OTHER LONG-TERM DEBT

Details of other long-term debt at December 31 are as follows:

                                                1997      1996
                                            --------------------
                                               (in millions)
Obligations incurred in connection
  with the sale by public authorities
  of pollution control
  revenue bonds:
Collateralized --
    4.375% to 9.375% due
       2000-2026                              $1,154    $1,403
    Variable rates (3.85% to 5.20%
       at 1/1/98) due 2011-2025                  639       639
Non-collateralized --
    7.25% due 2003                                 1         1
    6.75% to 8.375% due 2015-2020                109       200
    5.8% due 2022                                 10        10
    Variable rates (4.50% to 5.90%
       at 1/1/98) due 2021-2037                  670       265
----------------------------------------------------------------
                                               2,583     2,518
----------------------------------------------------------------
Capitalized lease obligations                    142       151
----------------------------------------------------------------
Long-term notes payable:
    4% to 11% due 1997-2000                      295       301
    5.502% to 10.56% due 2001-2037             1,741       793
    7.125% due 2047                              194         -
    Adjustable rates (5.70% to 13% at
      1/1/98) due 1997-2000                      703       240
    Adjustable rates (3.77% to
      8.0781% at 1/1/98) due
      2001-2007                                1,533        81
----------------------------------------------------------------
                                               4,466     1,415
----------------------------------------------------------------
Total                                         $7,191    $4,084
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

   Sinking fund requirements and/or serial maturities through 2002 applicable to other long-term debt are as follows: $400 million in 1998; $610 million in 1999; $364 million in 2000; $323 million in 2001; and $939 million in 2002.

12.   LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                                   1997    1996
                                                 ----------------
                                                  (in millions)
Bond improvement fund requirements                  $ 38   $  40
Less:
    Portion to be satisfied by certifying
      property additions                               3      4
-----------------------------------------------------------------
Cash sinking fund requirements                        35     36
First mortgage bond maturities
    and redemptions                                  349     76
Other long-term debt maturities
    (Note 11)                                        400     79
-----------------------------------------------------------------
Total                                               $784   $191
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

13.   NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, Alabama Power and Georgia Power maintain agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the companies' nuclear power plants. The act provides funds up to $8.9 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. A company could be assessed up to $79 million per incident for each licensed reactor it operates, but not more

Southern Company and Subsidiary Companies 1997 Annual Report

than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment, excluding any applicable state premium taxes, for Alabama Power and Georgia Power -- based on its ownership and buyback interests -- is $159 million and $160 million, respectively, per incident, but not more than an aggregate of $20 million per company to be paid for each incident in any one year.

    Alabama Power and Georgia Power are members of Nuclear Electric Insurance Limited (NEIL), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium assessment in the event that losses exceed accumulated reserve funds. Alabama Power's and Georgia Power's maximum annual assessments are limited to $8 million and $10 million, respectively, under current primary policies.

    Additionally, both companies have policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million primary coverage. This excess insurance is also provided by NEIL.

    NEIL also covers the additional costs that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can be insured against increased costs of replacement power in an amount up to $3.5 million per week -- starting 17 weeks after the outage -- for one year and up to $2.8 million per week for the second and third years.

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum annual assessments under current policies for Alabama Power and Georgia Power for excess property damage would be $10 million and $11 million, respectively. The maximum replacement power assessments are $8 million for Alabama Power and $11 million for Georgia Power.

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

14.   ACQUISITIONS

In 1997, Southern Energy acquired a 26 percent interest in an integrated utility in Berlin, Germany for approximately $820 million. Southern Energy also completed in 1997 the acquisition of a 100 percent interest in Consolidated Electric Power Asia (CEPA) for a total net investment of some $2.1 billion. CEPA is the largest independent power producer in Asia. The acquisition has been accounted for under the purchase method of accounting. The acquisition cost exceeded the fair market value of net assets by approximately $1.6 billion. This amount is considered goodwill and is being amortized on a straight-line basis over 40 years.

    CEPA has been included in the consolidated financial statements since January 29, 1997. The following unaudited pro forma results of operations for the years 1997 and 1996 have been prepared assuming the acquisition of CEPA, effective January 1, 1996. The pro forma results assume acquisition financing of $716 million of short-term borrowings, $792 million of long-term notes, and $600 million of capital securities. Southern Company's assumed effective composite interest rate on these obligations for each period was 6.82 percent.

    In 1995, Southern Energy acquired SWEB for approximately $1.8 billion. The British utility distributes electricity to some 1.3 million customers. The acquisition has been accounted for under the purchase method of accounting. Goodwill of $287 million is being amortized over 40 years. SWEB has been included in the consolidated financial statements since September 1995. The following pro forma results of operations for the year 1995 has been prepared assuming the acquisition of SWEB, effective January 1, 1994, and assuming 100 percent short-term debt financing.

    These unaudited pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisitions occurred on the assumed dates, nor are they necessarily indicative of future results. Pro forma operating results are for information purposes only and are as follows:


                                                       1997                        1996                        1995
                                            -----------------------------------------------------------------------------------
                                                 As           Pro            As            Pro           As           Pro
                                              Reported       Forma        Reported       Forma        Reported       Forma
                                            -----------------------------------------------------------------------------------
Operating revenues (in millions)                $12,611     $12,632       $10,358        $10,506       $9,180        $10,013
Consolidated net income (in millions)              $972        $977        $1,127         $1,109       $1,103         $1,144
Earnings per share                                $1.42       $1.43         $1.68          $1.65        $1.66          $1.72

15.   SEGMENT AND RELATED INFORMATION

Effective December 31, 1997, Southern Company adopted FASB Statement No. 131, Disclosure About Segments of an Enterprise and
Related Information. Southern Company's principal business segment -- or its traditional core business -- is the five regulated electric utility operating companies that provide electric service in four southeastern states. The other reportable business segment is non-traditional energy services provided by Southern Energy, which develops and manages electricity and other energy-related projects both in the United States and abroad including domestic energy trading and marketing. Intersegment revenues are not material. Financial data for business segments, products and services, and geographic areas are as follows:

Business Segments



                                    Regulated
                                    Domestic        Non-Traditional Services            All
                                    Electric    ------------------------------------    Other     Reconciling
Year                                Utilities   International  Domestic      Total      (Note)    Eliminations      Consolidated
--------------------------------    ----------------------------------------------------------------------------------------------
1997
----                                                             (in millions)
Operating revenues                   $ 8,688      $1,748        $2,089     $ 3,837     $   98        $  (12)        $12,611
Depreciation and amortization          1,038         179            15         194         14             -           1,246
Interest income                           51          96            42         138         21           (58)            152
Net interest charges                     588         289            73         362         84           (41)            993
Income taxes from operations             735          24           (11)         13        (17)           (6)            725
Windfall profits tax                       -         148             -         148          -             -             148
Net income from equity
    method subsidiaries                    -          41             7          48          -             -              48
Segment net income (loss)              1,105          (4)            5           1       (123)          (11)            972
Total assets                          24,555       9,225         1,832      11,057      1,224        (1,565)         35,271
Investments in equity
    method subsidiaries                    -       1,023           135       1,158          -            10           1,168
Gross property additions               1,080         720             1         721         58             -           1,859
Increase in goodwill                       -       1,649             -       1,649          -             -           1,649
-------------------------------------------------------------------------------------------------- ------------- --------------

1996
-----
Operating revenues                   $ 8,639      $1,506          $177      $1,683       $ 50          $(14)        $10,358
Depreciation and amortization            879          95            13         108          9             -             996
Interest income                           36          15             2          17         20           (19)             54
Net interest charges                     546         126            31         157         18            (2)            719
Income taxes from operations             755          16            (4)         12        (14)           (6)            747
Net income from equity
    method subsidiaries                    -          11             -          11          -             -              11
Segment net income (loss)              1,086          88             4          92        (40)          (11)          1,127
Total assets                          24,899       4,320           604       4,924        450           (43)         30,230
Investments in equity
    method subsidiaries                    -         227             -         227          -             -             227
Gross property additions               1,033         157             8         165         31             -           1,229
Increase in goodwill                       -           -             -           -          -             -              -
-------------------------------------------------------------------------------------------------- ------------- ---------------


Southern Company and Subsidiary Companies 1997 Annual Report

Business Segments


                                    Regulated
                                    Domestic         Non-Traditional Services          All
                                    Electric   --------------------------------------  Other     Reconciling
Year                                Utilities  International   Domestic      Total     (Note)    Eliminations   Consolidated
--------------------------------    --------------------------------------------------------------------------------------------
1995                                                              (in millions)
Operating revenues                   $ 8,537      $  561          $ 82      $  643       $  -         $   -         $ 9,180
Depreciation and amortization            847          46            11          57          -             -             904
Interest income                           23          12             2          14          9            (8)             38
Net interest charges                     611          54            19          73         20            (8)            696
Income taxes from operations             771          25             9          34          -             -             805
Net income from equity
    method subsidiaries                    -          11             -          11          -             -              11
Segment net income (loss)              1,103          31             7          38        (38)            -           1,103
Total assets                          25,414       4,495           495       4,990        638          (520)         30,522
Investments in equity
    method subsidiaries                    -         122             -         122          -             6             128
Gross property additions               1,213         123            13         136         52             -           1,401
Increase in goodwill                       -         287             -         287          -             -             287
--------------------------------------------------------------------------------------------------------------------------------
(Note) The all other category includes parent Southern Company, which does not allocate operating expenses to business segments.
Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include a wireless communication company and a developmental company for energy products and services. Non-traditional services exclude interest expense to parent Southern Company.


Products and Services

                                                                   Revenues
                           ------------------------------------------------------------------------------------------
                                             Non-Traditional Energy Services
                              Regulated      ------------------------------------------------------------------------
                              Domestic                                         Energy
                              Electric                                         Trading
Year                         Utilities       Generation      Distribution     Marketing       Other         Total
---------------            ------------------------------------------------------------------------------------------
                                                                (in millions)
1997                           $8,688           $513            $1,282          $1,982          $60         $3,837
1996                            8,639            242             1,309              77           55          1,683
1995                            8,537            234               372               -           37            643

Geographic Areas

                                                                            Revenues
--------------------------------------------------------------------------------------------------------------------------------
                                                                          International
                                           ---------------------------------------------------------------
                                              United          Southeast          All
  Year                   Domestic             Kingdom           Asia            Other          Total            Consolidated
---------             ----------------------------------------------------------------------------------------------------------
                                                                    (in millions)
1997                       $10,863             $1,282            $247             $219         $1,748               $12,611
1996                         8,852              1,309               -              197          1,506                10,358
1995                         8,619                372               -              189            561                 9,180





                                                                  Long-Lived Assets
                      ----------------------------------------------------------------------------------------------------------
                                                                   International
                                           ---------------------------------------------------------------
                                              United          Southeast          All
  Year                   Domestic             Kingdom           Asia            Other          Total            Consolidated
---------             ----------------------------------------------------------------------------------------------------------
                                                                    (in millions)
1997                       $21,282             $2,428          $3,628           $1,888         $7,944               $29,226
1996                        21,190              2,473             108              999          3,580                24,770
1995                        21,114              2,232               -              973          3,205                24,319



16.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 1997 and 1996 are as follows:
                                                                                               Per Common Share
                                                                              ----------------------------------------------------
                                                                                                                  Price Range
                                                                                                                 -----------------
                              Operating      Operating    Consolidated
Quarter Ended                 Revenues        Income       Net Income          Earnings      Dividends        High         Low
----------------------      ---------------------------------------------     ----------------------------------------------------
                                           (in millions)
March 1997                     $2,585        $397              $187               $0.28        $0.325          233/8      203/4
June 1997                       2,717         429               215                0.31         0.325          221/4      197/8
September 1997                  4,071         720               375                0.55         0.325          23         2013/16
December 1997                   3,238         394               195                0.28         0.325          261/4      22

March 1996                     $2,429        $408              $233               $0.35        $0.315          257/8      223/8
June 1996                       2,564         450               287                0.43         0.315          245/8      211/4
September 1996                  2,932         665               468                0.69         0.315          245/8      213/4
December 1996                   2,433         331               139                0.21         0.315          231/8      211/8

----------------------------------------------------------------------------------------------------------------------------------

Southern Company's business is influenced by seasonal weather conditions.

Earnings for the third quarter 1997 declined by $111 million or 16 cents per share as a result of a windfall profits tax being assessed in the United Kingdom.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1987 - 1997
Southern Company and Subsidiary Companies 1997 Annual Report

===================================================================================================================================
                                                                                             1997            1996            1995
----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions)                                                          $12,611         $10,358          $9,180
Consolidated Net Income (in millions)                                                        $972          $1,127          $1,103
Basic and Diluted Earnings Per Share of Common Stock                                        $1.42           $1.68           $1.66
Cash Dividends Paid Per Share of Common Stock                                               $1.30           $1.26           $1.22
Return on Average Common Equity (percent)                                                   10.30           12.53           13.01
Total Assets (in millions)                                                                $35,271         $30,230         $30,522
Gross Property Additions (in millions)                                                     $1,859          $1,229          $1,401
----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                                                        $9,647          $9,216          $8,772
Preferred stock and securities                                                              2,237           1,402           1,432
Long-term debt                                                                             10,274           7,938           8,274
----------------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                               $22,158         $18,556         $18,478
==================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                          43.5            49.7            47.5
Preferred stock and securities                                                               10.1             7.6             7.7
Long-term debt                                                                               46.4            42.7            44.8
----------------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                                 100.0           100.0           100.0
==================================================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                                            $13.91          $13.61          $13.10
Market price per share:
  High                                                                                      26 1/4          25 7/8          25
  Low                                                                                       19 7/8          21 1/8          19 3/8
  Close                                                                                     25 7/8          22 5/8          24 5/8
Market-to-book ratio (year-end) (percent)                                                   186.0           166.2           188.0
Price-earnings ratio (year-end) (times)                                                      18.2            13.5            14.8
Dividends paid (in millions)                                                                 $889            $846            $811
Dividend yield (year-end) (percent)                                                           5.0             5.6             5.0
Dividend payout ratio (percent)                                                              91.5            75.1            73.5
Cash coverage of dividends (year-end) (times)                                                 2.8             2.9             2.9
Proceeds from sales of stock (in millions)                                                   $360            $171            $277
Shares outstanding (in thousands):
  Average                                                                                 685,033         672,590         665,064
  Year-end                                                                                693,423         677,036         669,543
Stockholders of record (year-end)                                                         200,508         215,246         225,739
----------------------------------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                                        $-              $85            $375
Retired                                                                                       168             426             538
Preferred Stock  and Capital and Preferred Securities (in millions):
Issued                                                                                     $1,321            $322             $--
Retired                                                                                       660             179               1
----------------------------------------------------------------------------------------------------------------------------------
Traditional Core Business Customers (year-end) (in thousands):
Residential                                                                                 3,220           3,157           3,100
Commercial                                                                                    479             464             450
Industrial                                                                                     16              17              17
Other                                                                                           5               5               5
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                       3,720            3,643          3,572
==================================================================================================================================
Employees (year-end):
Traditional core business                                                                  24,667           25,034         26,452
Southern Energy                                                                             6,089            4,212          5,430
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                      30,756           29,246         31,882
==================================================================================================================================



SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1987 - 1997
Southern Company and Subsidiary Companies 1997 Annual Report

==========================================================================================================================
                                                                          1994              1993                    1992
--------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions)                                        $8,297            $8,489                  $8,073
Consolidated Net Income (in millions)                                     $989            $1,002                    $953
Basic and Diluted Earnings Per Share of Common Stock                     $1.52             $1.57                   $1.51
Cash Dividends Paid Per Share of Common Stock                            $1.18             $1.14                   $1.10
Return on Average Common Equity (percent)                                12.47             13.43                   13.42
Total Assets (in millions)                                             $27,042           $25,911                 $20,038
Gross Property Additions (in millions)                                  $1,536            $1,441                  $1,105
-------------------------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                                     $8,186            $7,684                  $7,234
Preferred stock and securities                                           1,432             1,333                   1,359
Long-term debt                                                           7,593             7,412                   7,241
-------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                            $17,211           $16,429                 $15,834
=========================================================================================================================
Capitalization Ratios  (percent):
Common stock equity                                                       47.6              46.8                    45.7
Preferred stock and securities                                             8.3               8.1                     8.6
Long-term debt                                                            44.1              45.1                    45.7
-------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                              100.0             100.0                   100.0
=========================================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                         $12.47            $11.96                  $11.43
Market price per share:
    High                                                                 22                23 5/8                  19 1/2
    Low                                                                  17                18 3/8                  15 1/8
    Close                                                                20                22                      19 1/4
Market-to-book ratio (year-end) (percent)                                160.4             183.9                   168.4
Price-earnings ratio (year-end) (times)                                   13.2              14.0                    12.7
Dividends paid (in millions)                                              $766              $726                    $695
Dividend yield (year-end) (percent)                                        5.9               5.2                     5.7
Dividend payout ratio (percent)                                           77.5              72.4                    72.9
Cash coverage of dividends (year-end)  (times)                             2.7               2.9                     2.8
Proceeds from sales of stock (in millions)                                $279              $204                     $30
Shares outstanding  (in thousands):
    Average                                                            649,927           637,319                 631,844
    Year-end                                                           656,528           642,662                 632,917
Stockholders of record (year-end)                                      234,927           237,105                 247,378
-------------------------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                    $185            $2,185                  $1,815
Retired                                                                    241             2,178                   2,575
Preferred Stock  and Capital and Preferred Securities (in millions):
Issued                                                                    $100              $426                    $410
Retired                                                                      1               516                     326
-------------------------------------------------------------------------------------------------------------------------
Traditional Core Business Customers (year-end) (in thousands):
Residential                                                              3,046             2,996                   2,950
Commercial                                                                 439               427                     414
Industrial                                                                  17                18                      18
Other                                                                        5                 4                       4
-------------------------------------------------------------------------------------------------------------------------
Total                                                                    3,507             3,445                   3,386
=========================================================================================================================
Employees (year-end):
Traditional core business                                               27,480            28,516                  28,872
Southern Energy                                                          1,400               745                     213
-------------------------------------------------------------------------------------------------------------------------
Total                                                                   28,880            29,261                  29,085
=========================================================================================================================

                                       II-42A

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1987 - 1997
Southern Company and Subsidiary Companies 1997 Annual Report
===================================================================================================================================
                                                                         1991                      1990                       1989
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions)                                       $8,050                    $8,053                     $7,620
Consolidated Net Income (in millions)                                    $876                      $604                       $846
Basic and Diluted Earnings Per Share of Common Stock                    $1.39                     $0.96                      $1.34
Cash Dividends Paid Per Share of Common Stock                           $1.07                     $1.07                      $1.07
Return on Average Common Equity (percent)                               12.74                      8.85                      12.49
Total Assets (in millions)                                            $19,863                   $19,955                    $20,092
Gross Property Additions (in millions)                                 $1,123                    $1,185                     $1,346
-----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                                    $6,976                    $6,783                     $6,861
Preferred stock and securities                                          1,333                     1,358                      1,400
Long-term debt                                                          7,992                     8,458                      8,575
-----------------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                           $16,301                   $16,599                    $16,836
===================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                     42.8                      40.9                       40.8
Preferred stock and securities                                           8.2                       8.2                        8.3
Long-term debt                                                          49.0                      50.9                       50.9
-----------------------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                            100.0                     100.0                      100.0
===================================================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                       $11.05                    $10.74                     $10.87
Market price per share:
    High                                                               17 3/8                    14 5/8                     14 7/8
    Low                                                                12 7/8                    11 1/2                     11
    Close                                                              17 1/8                    13 7/8                     14 1/2
Market-to-book ratio (year-end) (percent)                              155.5                     129.7                      134.0
Price-earnings ratio (year-end) (times)                                 12.4                      14.6                       10.9
Dividends paid (in millions)                                            $676                      $676                       $675
Dividend yield (year-end) (percent)                                      6.2                       7.7                        7.3
Dividend payout ratio (percent)                                         77.1                     111.8                       79.8
Cash coverage of dividends (year-end)(times)                             2.5                       2.8                        2.6
Proceeds from sales of stock (in millions)                               $--                       $--                         $4
Shares outstanding  (in thousands):
    Average                                                          631,307                   631,307                    631,303
    Year-end                                                         631,307                   631,307                    631,307
Stockholders of record (year-end)                                    254,568                   263,046                    273,751
-----------------------------------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                 $380                      $300                        $280
Retired                                                                 881                       146                         201
Preferred Stock  and Capital and Preferred Securities (in millions):
Issued                                                                 $100                       $--                         $--
Retired                                                                 125                        96                          21
-----------------------------------------------------------------------------------------------------------------------------------
Traditional Core Business Customers (year-end) (in thousands):
Residential                                                           2,903                     2,865                       2,824
Commercial                                                              403                       396                         392
Industrial                                                               18                        18                          18
Other                                                                     4                         4                           4
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                 3,328                     3,283                       3,238
===================================================================================================================================
Employees       (year-end):
Traditional core business                                            30,144                    30,087                      30,368
Southern Energy                                                         258                       176                         162
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                30,402                    30,263                      30,530
===================================================================================================================================

                                       II-42B

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1987 - 1997
Southern Company and Subsidiary Companies 1997 Annual Report
===================================================================================================================
                                                                             1988                         1987
-------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions)                                           $7,287                       $7,204
Consolidated Net Income (in millions)                                        $846                         $577
Basic and Diluted Earnings Per Share of Common Stock                        $1.36                        $0.96
Cash Dividends Paid Per Share of Common Stock                               $1.07                        $1.07
Return on Average Common Equity (percent)                                   13.03                         9.27
Total Assets (in millions)                                                $19,731                      $19,518
Gross Property Additions (in millions)                                     $1,754                       $1,853
-------------------------------------------------------------------------------------------------------------------
Capitalization (in millions):
Common stock equity                                                        $6,686                       $6,307
Preferred stock and securities                                              1,465                        1,363
Long-term debt                                                              8,433                        8,333
-------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                               $16,584                      $16,003
===================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                          40.3                         39.4
Preferred stock and securities                                                8.8                          8.5
Long-term debt                                                               50.9                         52.1
-------------------------------------------------------------------------------------------------------------------
Total excluding amounts due within one year                                 100.0                        100.0
===================================================================================================================
Other Common Stock Data:
Book value per share (year-end)                                            $10.60                       $10.28
Market price per share:
    High                                                                    12 1/8                       14 1/2
    Low                                                                     10 1/8                        8 7/8
    Close                                                                   11 1/8                       11 1/8
Market-to-book ratio (year-end) (percent)                                   105.5                        108.8
Price-earnings ratio (year-end) (times)                                       8.2                         11.7
Dividends paid (in millions)                                                 $661                         $628
Dividend yield (year-end) (percent)                                           9.6                          9.6
Dividend payout ratio (percent)                                              78.1                        108.9
Cash coverage of dividends (year-end) (times)                                 2.3                          2.0
Proceeds from sales of stock (in millions)                                   $194                         $247
Shares outstanding  (in thousands):
    Average                                                               622,292                      601,390
    Year-end                                                              630,898                      613,565
Stockholders of record (year-end)                                         290,725                      296,079
-------------------------------------------------------------------------------------------------------------------
First Mortgage Bonds (in millions):
Issued                                                                       $335                         $700
Retired                                                                       273                          369
Preferred Stock and Capital and Preferred Securities (in millions):
Issued                                                                       $120                         $125
Retired                                                                        10                          160
-------------------------------------------------------------------------------------------------------------------
Traditional Core Business Customers (year-end) (in thousands):
Residential                                                                 2,781                        2,733
Commercial                                                                    384                          374
Industrial                                                                     18                           18
Other                                                                           4                            4
-------------------------------------------------------------------------------------------------------------------
Total                                                                       3,187                        3,129
===================================================================================================================
Employees (year-end):
Traditional core business                                                  32,366                       32,557
Southern Energy                                                               157                           55
-------------------------------------------------------------------------------------------------------------------
Total                                                                      32,523                       32,612
===================================================================================================================


                                       II-42C

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1987 - 1997   (continued)
Southern Company and Subsidiary Companies 1997 Annual Report
==============================================================================================================================
                                                                    1997                       1996                      1995
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                       $2,837                     $2,894                    $2,840
Commercial                                                         2,595                      2,559                     2,485
Industrial                                                         2,139                      2,136                     2,206
Other                                                                 76                         76                        72
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                       7,647                      7,665                     7,603
Sales for resale within service area                                 381                        409                       399
Sales for resale outside service area                                505                        429                       415
------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                           8,533                      8,503                     8,417
Southern Energy                                                    3,837                      1,683                       643
Other revenues                                                       241                        172                       120
------------------------------------------------------------------------------------------------------------------------------
Total                                                            $12,611                    $10,358                    $9,180
==============================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                       39,217                     40,117                    39,147
Commercial                                                        38,926                     37,993                    35,938
Industrial                                                        54,196                     52,798                    51,644
Other                                                                903                        911                       863
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                     133,242                    131,819                   127,592
Sales for resale within service area                               9,884                     10,935                     9,472
Sales for resale outside service area                             13,325                     10,777                     9,143
------------------------------------------------------------------------------------------------------------------------------
Total                                                            156,451                    153,531                   146,207
==============================================================================================================================
Average Revenue Per Kilowatt-Hour  (cents):
Residential                                                         7.23                       7.21                      7.25
Commercial                                                          6.67                       6.74                      6.91
Industrial                                                          3.95                       4.04                      4.27
Total retail                                                        5.74                       5.81                      5.96
Sales for resale                                                    3.82                       3.86                      4.38
Total sales                                                         5.45                       5.54                      5.76
Average Annual Kilowatt-Hour Use Per Residential Customer         12,296                     12,824                    12,722
Average Annual Revenue Per Residential Customer                  $889.50                    $925.12                   $922.83
Plant Nameplate Capacity Owned (year-end) (megawatts              31,146                     31,076                    30,733
Maximum Peak-Hour Demand (megawatts):
Winter                                                            22,969                     22,631                    21,422
Summer                                                            27,334                     27,190                    27,420
System Reserve Margin (at peak)(percent)                            15.0                       14.0                       9.4
Annual Load Factor (percent)                                        59.4                       62.3                      59.5
Plant Availability (percent):
Fossil-steam                                                        88.2                       86.4                      86.7
Nuclear                                                             88.8                       89.7                      88.3
------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                74.8                       73.3                      72.5
Nuclear                                                             16.6                       16.7                      16.4
Hydro                                                                4.4                        4.1                       4.1
Oil and gas                                                          1.7                        1.5                       1.7
Purchased power                                                      2.5                        4.4                       5.3
------------------------------------------------------------------------------------------------------------------------------
Total                                                              100.0                      100.0                     100.0
==============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                               10,035                     10,257                    10,099
Cost of fuel per million BTU (cents)                              145.81                     144.02                    151.70
Average cost of fuel per net kilowatt-hour generated (cents)        1.46                       1.48                      1.53
------------------------------------------------------------------------------------------------------------------------------

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1987 - 1997  (continued)
Southern Company and Subsidiary Companies 1997 Annual Report
===============================================================================================================================
                                                                     1994                        1993                      1992
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                        $2,560                      $2,696                    $2,402
Commercial                                                          2,357                       2,313                     2,181
Industrial                                                          2,162                       2,200                     2,126
Other                                                                  70                          68                        64
--------------------------------------------------------------------------------------------------------------------------------
Total retail                                                        7,149                       7,277                     6,773
Sales for resale within service area                                  360                         447                       409
Sales for resale outside service area                                 505                         613                       797
--------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                            8,014                       8,337                     7,979
Southern Energy                                                       185                          54                         -
Other revenues                                                         98                          98                        94
--------------------------------------------------------------------------------------------------------------------------------
Total                                                              $8,297                      $8,489                    $8,073
================================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                        35,836                      36,807                    33,627
Commercial                                                         34,080                      32,847                    31,025
Industrial                                                         50,311                      48,738                    47,816
Other                                                                 844                         814                       777
--------------------------------------------------------------------------------------------------------------------------------
Total retail                                                      121,071                     119,206                   113,245
Sales for resale within service area                                8,151                      13,258                    12,107
Sales for resale outside service area                              10,769                      12,445                    16,632
--------------------------------------------------------------------------------------------------------------------------------
Total                                                             139,991                     144,909                   141,984
================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                          7.14                        7.32                      7.14
Commercial                                                           6.92                        7.04                      7.03
Industrial                                                           4.30                        4.51                      4.45
Total retail                                                         5.90                        6.10                      5.98
Sales for resale                                                     4.57                        4.12                      4.20
Total sales                                                          5.72                        5.75                      5.62
Average Annual Kilowatt-Hour Use Per Residential Customer          11,851                      12,378                    11,490
Average Annual Revenue Per Residential Customer                   $846.48                     $906.60                   $820.67
Plant Nameplate Capacity Owned (year-end) (megawatts)              29,932                      29,513                    29,830
Maximum Peak-Hour Demand (megawatts):
Winter                                                             22,254                      19,432                    19,121
Summer                                                             24,546                      25,937                    24,146
System Reserve Margin (at peak)(percent)                             19.3                        13.2                      14.3
Annual Load Factor (percent)                                         63.5                        59.4                      60.3
Plant Availability (percent):
Fossil-steam                                                         85.2                        87.9                      88.6
Nuclear                                                              89.8                        85.9                      85.2
--------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                 70.8                        73.0                      71.7
Nuclear                                                              17.9                        16.3                      16.2
Hydro                                                                 4.7                         3.9                       4.6
Oil and gas                                                           0.9                         0.9                       0.5
Purchased power                                                       5.7                         5.9                       7.0
--------------------------------------------------------------------------------------------------------------------------------
Total                                                               100.0                       100.0                     100.0
================================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                10,010                       9,994                     9,976
Cost of fuel per million BTU (cents)                               155.81                      166.85                    162.58
Average cost of fuel per net kilowatt-hour generated (cents)         1.56                        1.67                      1.62
--------------------------------------------------------------------------------------------------------------------------------


                                       II-44A

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1987 - 1997 (continued)
Southern Company and Subsidiary Companies 1997 Annual Report
=============================================================================================================================
                                                                           1991                   1990                  1989
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                              $2,391                 $2,342                $2,194
Commercial                                                                2,122                  2,062                 1,965
Industrial                                                                2,088                  2,085                 2,011
Other                                                                        65                     64                    60
-----------------------------------------------------------------------------------------------------------------------------
Total retail                                                              6,666                  6,553                 6,230
Sales for resale within service area                                        417                    412                   401
Sales for resale outside service area                                       884                    977                   928
-----------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                  7,967                  7,942                 7,559
Southern Energy                                                               -                      -                     -
Other revenues                                                               83                    111                    61
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                    $8,050                 $8,053                $7,620
=============================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                              33,622                 33,118                31,627
Commercial                                                               30,379                 29,658                28,454
Industrial                                                               46,050                 45,974                45,022
Other                                                                       817                    806                   787
-----------------------------------------------------------------------------------------------------------------------------
Total retail                                                            110,868                109,556               105,890
Sales for resale within service area                                     12,320                 11,134                11,419
Sales for resale outside service area                                    19,839                 24,402                24,228
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                   143,027                145,092               141,537
=============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                7.11                   7.07                  6.94
Commercial                                                                 6.99                   6.96                  6.91
Industrial                                                                 4.53                   4.53                  4.47
Total retail                                                               6.01                   5.98                  5.88
Sales for resale                                                           4.05                   3.91                  3.73
Total sales                                                                5.57                   5.47                  5.34
Average Annual Kilowatt-Hour Use Per Residential Customer                11,659                 11,637                11,287
Average Annual Revenue Per Residential Customer                         $829.18                $822.93               $782.90
Plant Nameplate Capacity Owned (year-end)(megawatts)                     29,915                 29,532                29,532
Maximum Peak-Hour Demand (megawatts):
Winter                                                                   19,166                 17,629                20,772
Summer                                                                   25,261                 25,981                24,399
System Reserve Margin (at peak) (percent)                                  16.5                   14.0                  21.0
Annual Load Factor (percent)                                               58.3                   56.6                  58.6
Plant Availability (percent):
Fossil-steam                                                               91.3                   91.9                  92.2
Nuclear                                                                    83.4                   83.0                  87.0
-----------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                       72.6                   72.1                  71.5
Nuclear                                                                    16.2                   15.6                  15.7
Hydro                                                                       4.4                    4.4                   5.2
Oil and gas                                                                 0.6                    1.3                   1.1
Purchased power                                                             6.2                    6.6                   6.5
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                     100.0                  100.0                 100.0
=============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                      10,022                 10,065                10,086
Cost of fuel per million BTU (cents)                                     168.28                 172.81                171.00
Average cost of fuel per net kilowatt-hour generated (cents)               1.69                   1.74                  1.72
-----------------------------------------------------------------------------------------------------------------------------



                                       II-44B

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA 1987 - 1997 (continued)
Southern Company and Subsidiary Companies 1997 Annual Report
======================================================================================================================
                                                                                   1988                         1987
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues (in millions):
Residential                                                                      $2,103                       $2,042
Commercial                                                                        1,835                        1,692
Industrial                                                                        1,945                        1,870
Other                                                                                56                           54
-----------------------------------------------------------------------------------------------------------------------
Total retail                                                                      5,939                        5,658
Sales for resale within service area                                                480                          461
Sales for resale outside service area                                               777                        1,028
-----------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                          7,196                        7,147
Southern Energy                                                                       -                            -
Other revenues                                                                       91                           57
-----------------------------------------------------------------------------------------------------------------------
Total                                                                            $7,287                       $7,204
=======================================================================================================================
Kilowatt-Hour Sales (in millions):
Residential                                                                      31,041                       30,583
Commercial                                                                       27,005                       25,593
Industrial                                                                       43,675                       42,113
Other                                                                               763                          737
-----------------------------------------------------------------------------------------------------------------------
Total retail                                                                    102,484                       99,026
Sales for resale within service area                                             14,806                       13,282
Sales for resale outside service area                                            15,860                       22,905
-----------------------------------------------------------------------------------------------------------------------
Total                                                                           133,150                      135,213
=======================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                        6.77                         6.68
Commercial                                                                         6.79                         6.61
Industrial                                                                         4.45                         4.44
Total retail                                                                       5.80                         5.71
Sales for resale                                                                   4.10                         4.11
Total sales                                                                        5.40                         5.29
Average Annual Kilowatt-Hour Use Per Residential Customer                        11,255                       11,307
Average Annual Revenue Per Residential Customer                                 $762.42                      $754.96
Plant Nameplate Capacity Owned (year-end)(megawatts)                             27,552                       27,610
Maximum Peak-Hour Demand (megawatts):
Winter                                                                           18,685                       18,185
Summer                                                                           23,641                       23,194
System Reserve Margin (at peak) (percent)                                          15.0                         16.2
Annual Load Factor (percent)                                                       59.8                         58.7
Plant Availability (percent):
Fossil-steam                                                                       91.3                         91.2
Nuclear                                                                            78.4                         84.5
-----------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                               77.7                         77.8
Nuclear                                                                            14.5                         13.1
Hydro                                                                               2.3                          3.3
Oil and gas                                                                         0.7                          0.6
Purchased power                                                                     4.8                          5.2
------------------------------------------------------------------------------------------------------------------------
Total                                                                             100.0                        100.0
=======================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                              10,094                       10,122
Cost of fuel per million BTU (cents)                                             170.36                       176.64
Average cost of fuel per net kilowatt-hour generated (cents)                       1.72                         1.78
-----------------------------------------------------------------------------------------------------------------------


                                       II-44C

CONSOLIDATED OPERATING AREA CAPABILITY, POWER SUPPLY AND
   FUEL ECONOMY DATA
Southern Company and Subsidiary Companies

=========================================================================================================================
At Time of Peak                                                                  1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------
Operating Area Capability (Megawatts)
Plants:
     Fossil - Coal                                                             22,504           22,512            22,514
            - Gas & Oil                                                         4,220            4,074             3,744
-------------------------------------------------------------------------------------------------------------------------
               Total                                                           26,724           26,586            26,258
     Nuclear                                                                    4,414            4,404             4,328
     Hydro                                                                      2,652            2,744             2,780
-------------------------------------------------------------------------------------------------------------------------
       Plant Capability                                                        33,790           33,734            33,366
   Firm Capacity Purchases                                                      1,201              791               196
-------------------------------------------------------------------------------------------------------------------------
Total Operating Area Capability                                                34,991           34,525            33,562
=========================================================================================================================


=========================================================================================================================
Years Ended December 31,                                                         1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------
Power Supply Data (Millions of Kilowatt-hour)
Generated:
   Fossil - Coal                                                              123,030          119,382           112,157
          - Gas                                                                 2,593            1,991             2,315
          - Oil                                                                   180              364               385
-------------------------------------------------------------------------------------------------------------------------
     Total                                                                    125,803          121,737           114,857
   Nuclear                                                                     27,225           27,119            25,351
   Hydro                                                                        7,156            6,665             6,377
-------------------------------------------------------------------------------------------------------------------------
   Total Energy Generated                                                     160,184          155,521           146,585
   Purchased Power                                                              4,183            7,227             8,259
-------------------------------------------------------------------------------------------------------------------------
Total Energy Generated and Received                                           164,367          162,748           154,844
=========================================================================================================================


=========================================================================================================================
Years Ended December 31,                                                         1997             1996              1995
-------------------------------------------------------------------------------------------------------------------------
Fossil Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                        9,881           10,139             9,915
     Cost of Fuel per Million BTU (Cents)                                      168.73           166.84            176.46
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                           1.67             1.69              1.75
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Nuclear Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                       10,738           10,782            10,924
     Cost of Fuel per Million BTU (Cents)                                       49.23            48.51             50.82
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                           0.53             0.52              0.56
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
Total Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                       10,035           10,257            10,099
     Cost of Fuel per Million BTU (Cents)                                      145.81           144.02            151.70
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                           1.46             1.48              1.53
-------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED OPERATING AREA CAPABILITY, POWER SUPPLY AND
   FUEL ECONOMY DATA
Southern Company and Subsidiary Companies
==================================================================================================================
At Time of Peak                                                                  1994          1993          1992
------------------------------------------------------------------------------------------------------------------
Operating Area Capability (Megawatts)
Plants:
     Fossil - Coal                                                             22,668        22,770        22,708
            - Gas & Oil                                                         3,004         2,519         2,483
------------------------------------------------------------------------------------------------------------------
               Total                                                           25,672        25,289        25,191
     Nuclear                                                                    4,338         4,317         4,260
     Hydro                                                                      2,567         2,567         2,592
------------------------------------------------------------------------------------------------------------------
       Plant Capability                                                        32,577        32,173        32,043
   Firm Capacity Purchases                                                        391            (1)       (1,366)
------------------------------------------------------------------------------------------------------------------
Total Operating Area Capability                                                32,968        32,172        30,677
==================================================================================================================


==================================================================================================================
Years Ended December 31,                                                         1994          1993          1992
------------------------------------------------------------------------------------------------------------------
Power Supply Data (Millions of Kilowatt-hour)
Generated:
   Fossil - Coal                                                              106,263       111,912       107,537
          - Gas                                                                 1,224         1,106           727
          - Oil                                                                   106           204            74
------------------------------------------------------------------------------------------------------------------
     Total                                                                    107,593       113,222       108,338
   Nuclear                                                                     26,902        24,993        24,328
   Hydro                                                                        7,043         5,971         6,919
------------------------------------------------------------------------------------------------------------------
   Total Energy Generated                                                     141,538       144,186       139,585
   Purchased Power                                                              8,612         9,076        10,453
------------------------------------------------------------------------------------------------------------------
Total Energy Generated and Received                                           150,150       153,262       150,038
==================================================================================================================


==================================================================================================================
Years Ended December 31,                                                         1994          1993          1992
------------------------------------------------------------------------------------------------------------------
Fossil Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                        9,807         9,790         9,755
     Cost of Fuel per Million BTU (Cents)                                      184.60        195.75        191.22
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                           1.81          1.92          1.87
------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
Nuclear Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                       10,814        10,912        10,958
     Cost of Fuel per Million BTU (Cents)                                       52.22         49.94         49.66
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                           0.56          0.54          0.54
------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
Total Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                       10,010         9,994         9,976
     Cost of Fuel per Million BTU (Cents)                                      155.81        166.85        162.58
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                           1.56          1.67          1.62
------------------------------------------------------------------------------------------------------------------


                                     II-46A

CONSOLIDATED OPERATING AREA CAPABILITY, POWER SUPPLY AND
   FUEL ECONOMY DATA
Southern Company and Subsidiary Companies

==================================================================================================================
At Time of Peak                                                                  1991          1990          1989
------------------------------------------------------------------------------------------------------------------
Operating Area Capability (Megawatts)
Plants:
     Fossil - Coal                                                             24,191        23,807        23,824
            - Gas & Oil                                                         2,338         2,327         2,324
------------------------------------------------------------------------------------------------------------------
               Total                                                           26,529        26,134        26,148
     Nuclear                                                                    5,356         5,385         5,361
     Hydro                                                                      2,592         2,592         2,592
------------------------------------------------------------------------------------------------------------------
       Plant Capability                                                        34,477        34,111        34,101
   Firm Capacity Purchases                                                     (1,041)         (949)         (947)
------------------------------------------------------------------------------------------------------------------
Total Operating Area Capability                                                33,436        33,162        33,154
==================================================================================================================


==================================================================================================================
Years Ended December 31,                                                         1991          1990          1989
------------------------------------------------------------------------------------------------------------------
Power Supply Data (Millions of Kilowatt-hour)
Generated:
   Fossil - Coal                                                              109,674       110,442       106,878
          - Gas                                                                   962         1,776         1,501
          - Oil                                                                    30            96            91
------------------------------------------------------------------------------------------------------------------
            Total                                                             110,666       112,314       108,470
   Nuclear                                                                     24,464        23,958        23,471
   Hydro                                                                        6,666         6,773         7,851
------------------------------------------------------------------------------------------------------------------
   Total Energy Generated                                                     141,796       143,045       139,792
   Purchased Power                                                              9,347        10,168         9,670
------------------------------------------------------------------------------------------------------------------
Total Energy Generated and Received                                           151,143       153,213       149,462
==================================================================================================================


==================================================================================================================
Years Ended December 31,                                                         1991          1990          1989
------------------------------------------------------------------------------------------------------------------
Fossil Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                        9,811         9,869         9,898
     Cost of Fuel per Million BTU (Cents)                                      195.09        197.53        193.16
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                           1.91          1.95          1.91
------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
Nuclear Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                       10,972        10,980        10,951
     Cost of Fuel per Million BTU (Cents)                                       60.37         69.10         78.61
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                           0.66          0.76          0.86
------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
Total Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                       10,022        10,065        10,086
     Cost of Fuel per Million BTU (Cents)                                      168.28        172.81        171.00
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                           1.69          1.74          1.72
------------------------------------------------------------------------------------------------------------------

                                     II-46B

CONSOLIDATED OPERATING AREA CAPABILITY, POWER SUPPLY AND
   FUEL ECONOMY DATA
Southern Company and Subsidiary Companies
================================================================================================
At Time of Peak                                                              1988          1987
------------------------------------------------------------------------------------------------
Operating Area Capability (Megawatts)
Plants:
     Fossil - Coal                                                         22,255        22,274
            - Gas & Oil                                                     2,295         2,338
------------------------------------------------------------------------------------------------
               Total                                                       24,550        24,612
     Nuclear                                                                4,258         4,277
     Hydro                                                                  2,592         2,591
------------------------------------------------------------------------------------------------
       Plant Capability                                                    31,400        31,480
   Firm Capacity Purchases                                                   (923)       (1,626)
------------------------------------------------------------------------------------------------
Total Operating Area Capability                                            30,477        29,854
================================================================================================


================================================================================================
Years Ended December 31,                                                     1988          1987
------------------------------------------------------------------------------------------------
Power Supply Data (Millions of Kilowatt-hour)
Generated:
   Fossil - Coal                                                          108,936       110,591
          - Gas                                                               644           673
          - Oil                                                               200           134
------------------------------------------------------------------------------------------------
            Total                                                         109,780       111,398
   Nuclear                                                                 20,368        18,572
   Hydro                                                                    3,285         4,697
------------------------------------------------------------------------------------------------
   Total Energy Generated                                                 133,433       134,667
   Purchased Power                                                          6,694         7,436
------------------------------------------------------------------------------------------------
Total Energy Generated and Received                                       140,127       142,103
================================================================================================


================================================================================================
Years Ended December 31,                                                     1988          1987
------------------------------------------------------------------------------------------------
Fossil Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                    9,921         9,961
     Cost of Fuel per Million BTU (Cents)                                  189.88        195.27
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                       1.88          1.95
------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------
Nuclear Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                   11,027        11,086
     Cost of Fuel per Million BTU (Cents)                                   75.67         76.28
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                       0.83          0.85
------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------
Total Fuel Economy Data:
     BTU per Net Kilowatt-hour Generated                                   10,094        10,122
     Cost of Fuel per Million BTU (Cents)                                  170.36        176.64
     Fuel Cost per Net Kilowatt-hour Generated (Cents)                       1.72          1.78
------------------------------------------------------------------------------------------------

                                     II-46C


CONSOLIDATED STATEMENTS OF INCOME
Southern Company and Subsidiary Companies

==============================================================================================================================
For the Years Ended December 31,                                                              1997        1996          1995
------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                                         $ 12,611    $ 10,358      $  9,180
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                                     2,281       2,245         2,126
     Purchased power                                                                          3,033       1,103           491
     Proceeds from settlement of disputed contracts                                               -           -             -
     Other                                                                                    1,930       1,860         1,626
   Maintenance                                                                                  763         782           683
   Depreciation and amortization                                                              1,246         996           904
   Amortization of deferred Plant Vogtle costs, net                                             121         137           124
   Taxes other than income taxes                                                                572         634           535
   Income taxes                                                                                 725         747           805
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                     10,671       8,504         7,294
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                              1,940       1,854         1,886
Other Income:
   Allowance for equity funds used during construction                                            6           4             5
   Deferred return on Plant Vogtle                                                                -           -             -
   Write-off of Plant Vogtle costs                                                                -           -             -
   Income tax reduction for write-off of Plant Vogtle costs                                       -           -             -
   Interest income                                                                              152          54            38
   Other, net                                                                                    53          42           (65)
   Income taxes applicable to other income                                                     (114)        (10)           36
------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                                2,037       1,944         1,900
------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                                   678         530           557
   Allowance for debt funds used during construction                                            (14)        (19)          (20)
   Interest on notes payable                                                                    112         107            63
   Amortization of debt discount, premium, and expense, net                                      34          33            44
   Other interest charges                                                                        63          46            43
   Minority interest in subsidiaries                                                             29          13            13
   Distributions on preferred securities of subsidiary companies                                120          22             9
   Preferred dividends of subsidiary companies                                                   43          85            88
------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                               1,065         817           797
------------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                                    $    972    $  1,127      $  1,103
==============================================================================================================================
Earnings Per Share of Common Stock                                                            $1.42       $1.68         $1.66
Average Number of Shares of Common Stock Outstanding (Thousands)                            685,033     672,590       665,064
==============================================================================================================================

CONSOLIDATED STATEMENTS OF INCOME
Southern Company and Subsidiary Companies
==================================================================================================================================
For the Years Ended December 31,                                                               1994        1993          1992
----------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                                         $  8,297    $  8,489      $  8,073
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                                     2,058       2,265         2,114
     Purchased power                                                                            277         336           454
     Proceeds from settlement of disputed contracts                                               -          (3)           (7)
     Other                                                                                    1,505       1,448         1,317
   Maintenance                                                                                  660         653           613
   Depreciation and amortization                                                                821         793           768
   Amortization of deferred Plant Vogtle costs, net                                              75          36           (31)
   Taxes other than income taxes                                                                475         462           436
   Income taxes                                                                                 711         734           647
----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                      6,582       6,724         6,311
---------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                              1,715       1,765         1,762
Other Income:
   Allowance for equity funds used during construction                                           11           9            10
   Deferred return on Plant Vogtle                                                                -           -             -
   Write-off of Plant Vogtle costs                                                                -           -             -
   Income tax reduction for write-off of Plant Vogtle costs                                       -           -             -
   Interest income                                                                               32          30            32
   Other, net                                                                                   (28)        (34)          (50)
   Income taxes applicable to other income                                                       26          57            39
----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                                1,756       1,827         1,793
----------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                                   568         595           684
   Allowance for debt funds used during construction                                            (18)        (13)          (12)
   Interest on notes payable                                                                     33          30            16
   Amortization of debt discount, premium, and expense, net                                      30          26            14
   Other interest charges                                                                        47          87            34
   Minority interest in subsidiaries                                                             20           7             -
   Distributions on preferred securities of subsidiary companies                                  -           -             -
   Preferred dividends of subsidiary companies                                                   87          93           104
---------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                                 767         825           840
----------------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                                    $    989    $  1,002      $    953
==================================================================================================================================
Earnings Per Share of Common Stock                                                            $1.52       $1.57         $1.51
Average Number of Shares of Common Stock Outstanding (Thousands)                            649,927     637,319       631,844
==================================================================================================================================

                                     II-48A

CONSOLIDATED STATEMENTS OF INCOME
Southern Company and Subsidiary Companies

==================================================================================================================================
For the Years Ended December 31,                                                               1991          1990          1989
----------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                                         $  8,050    $    8,053      $  7,620
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                                     2,237         2,327         2,241
     Purchased power                                                                            468           642           575
     Proceeds from settlement of disputed contracts                                            (181)            -             -
     Other                                                                                    1,321         1,161         1,103
   Maintenance                                                                                  637           602           542
   Depreciation and amortization                                                                763           749           698
   Amortization of deferred Plant Vogtle costs, net                                              16            31           (39)
   Taxes other than income taxes                                                                432           397           356
   Income taxes                                                                                 618           520           525
----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                      6,311         6,429         6,001
----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                              1,739         1,624         1,619
Other Income:
   Allowance for equity funds used during construction                                           13            33            71
   Deferred return on Plant Vogtle                                                               35            83            48
   Write-off of Plant Vogtle costs                                                                -          (281)            -
   Income tax reduction for write-off of Plant Vogtle costs                                       -            63             -
   Interest income                                                                               30            28            28
   Other, net                                                                                   (57)          (55)          (50)
   Income taxes applicable to other income                                                       21            36            30
----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                                1,781         1,531         1,746
----------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                                   757           788           791
   Allowance for debt funds used during construction                                            (18)          (34)          (63)
   Interest on notes payable                                                                     20            22            12
   Amortization of debt discount, premium, and expense, net                                       9            10            11
   Other interest charges                                                                        29            26            26
   Minority interest in subsidiaries                                                              -             -             -
   Distributions on preferred securities of subsidiary companies                                  -             -             -
   Preferred dividends of subsidiary companies                                                  108           115           123
----------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                                 905           927           900
----------------------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                                    $     876   $      604    $      846
==================================================================================================================================
Earnings Per Share of Common Stock                                                             $1.39         $0.96         $1.34
Average Number of Shares of Common Stock Outstanding (Thousands)                             631,307       631,307       631,303
==================================================================================================================================

                                     II-48B


CONSOLIDATED STATEMENTS OF INCOME
Southern Company and Subsidiary Companies
====================================================================================================================
For the Years Ended December 31,                                                               1988          1987
--------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

--------------------------------------------------------------------------------------------------------------------
Operating Revenues                                                                         $  7,287    $  7,204
--------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                                     2,213         2,303
     Purchased power                                                                            562           552
     Proceeds from settlement of disputed contracts                                               -             -
     Other                                                                                    1,167         1,219
   Maintenance                                                                                  547           574
   Depreciation and amortization                                                                632           563
   Amortization of deferred Plant Vogtle costs, net                                              (8)         (142)
   Taxes other than income taxes                                                                362           349
   Income taxes                                                                                 412           517
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                      5,887         5,935
--------------------------------------------------------------------------------------------------------------------
Operating Income                                                                              1,400         1,269
Other Income:
   Allowance for equity funds used during construction                                          138           190
   Deferred return on Plant Vogtle                                                              107           115
   Write-off of Plant Vogtle costs                                                                -          (358)
   Income tax reduction for write-off of Plant Vogtle costs                                       -           129
   Interest income                                                                               46            77
   Other, net                                                                                   (30)          (59)
   Income taxes applicable to other income                                                       23            19
--------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                                1,684         1,382
--------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                                   784           776
   Allowance for debt funds used during construction                                           (130)         (157)
   Interest on notes payable                                                                     22            24
   Amortization of debt discount, premium, and expense, net                                      10             8
   Other interest charges                                                                        32            29
   Minority interest in subsidiaries                                                              -             -
   Distributions on preferred securities of subsidiary companies                                  -             -
   Preferred dividends of subsidiary companies                                                  120           125
--------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                                 838           805
--------------------------------------------------------------------------------------------------------------------
Consolidated Net Income                                                                    $    846    $      577
====================================================================================================================
Earnings Per Share of Common Stock                                                            $1.36         $0.96
Average Number of Shares of Common Stock Outstanding (Thousands)                            622,292       601,390
====================================================================================================================

                                     II-48C

CONSOLIDATED STATEMENTS OF CASH FLOWS
Southern Company and Subsidiary Companies

===================================================================================================================================
For the Years Ended December 31,                                                        1997               1996               1995
-----------------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

Operating Activities:
Consolidated net income                                                           $      972         $    1,127          $   1,103
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                                     1,471              1,201              1,134
     Deferred income taxes                                                                (5)                57                116
     Deferred investment tax credits                                                       -                  -                  1
     Allowance for equity funds used during construction                                  (6)                (4)                (5)
     Amortization of deferred Plant Vogtle costs, net                                    121                137                124
     Write-off of Plant Vogtle costs                                                       -                  -                  -
     Non-cash proceeds from settlement of disputed contracts                               -                  -                  -
     Other, net                                                                          (86)                (5)              (154)
     Changes in certain current assets and liabilities --
       Receivables                                                                      (238)               (92)              (109)
       Inventories                                                                        77                104                 39
       Payables                                                                          138                 19               (138)
       Taxes accrued                                                                     125                (69)                 -
       Other                                                                              56                (74)               204
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            2,625              2,401              2,315
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (1,859)            (1,229)            (1,401)
Southern Energy business acquisitions                                                 (2,925)                 -             (1,416)
Sales of property                                                                         32                211                287
Other                                                                                    (13)              (275)               153
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (4,765)            (1,293)            (2,377)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
   Common stock                                                                          360                171                277
   Preferred securities                                                                1,321                322                  -
   Preferred stock                                                                         -                  -                  -
   First mortgage bonds                                                                    -                 85                375
   Pollution control bonds                                                               405                167                731
   Other long-term debt                                                                2,094              1,403              1,074
   Prepaid capacity revenues                                                               -                  -                  -
Retirements:
   Preferred stock                                                                      (660)              (179)                (1)
   First mortgage bonds                                                                 (168)              (426)              (538)
   Pollution control bonds                                                              (340)              (174)              (721)
   Other long-term debt                                                                 (462)            (1,580)              (181)
Increase (decrease) in notes payable, net                                                509               (268)               727
Payment of common stock dividends                                                       (889)              (846)              (811)
Miscellaneous                                                                            126               (110)              (237)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                 2,296             (1,435)               695
-----------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                                    156               (327)               633
Cash and Cash Equivalents at Beginning of Year                                           445                772                139
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                          $      601         $      445          $     772
===================================================================================================================================
( ) Denotes use of cash.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Southern Company and Subsidiary Companies

============================================================================================================================
For the Years Ended December 31,                                                          1994           1993          1992
----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

Operating Activities:
Consolidated net income                                                             $      989      $   1,002     $     953
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                                       1,050          1,011           969
     Deferred income taxes                                                                  (3)           209           221
     Deferred investment tax credits                                                        (1)           (20)           (6)
     Allowance for equity funds used during construction                                   (11)            (9)          (10)
     Amortization of deferred Plant Vogtle costs, net                                       75             36           (31)
     Write-off of Plant Vogtle costs                                                         -              -             -
     Non-cash proceeds from settlement of disputed contracts                                 -              -            (7)
     Other, net                                                                             (7)           (45)          (25)
     Changes in certain current assets and liabilities --
       Receivables                                                                         114            (55)          (10)
       Inventories                                                                        (128)           136           (23)
       Payables                                                                             81             43            35
       Taxes accrued                                                                         -              3           (62)
       Other                                                                               (48)           (64)           (9)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                              2,111          2,247         1,995
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                (1,536)        (1,441)       (1,105)
Southern Energy business acquisitions                                                     (405)          (465)            -
Sales of property                                                                          171            262            44
Other                                                                                      (87)           (37)           61
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                  (1,857)        (1,681)       (1,000)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
   Common stock                                                                            279            205            30
   Preferred securities                                                                    100              -             -
   Preferred stock                                                                           -            426           410
   First mortgage bonds                                                                    185          2,185         1,815
   Pollution control bonds                                                                 749            386           208
   Other long-term debt                                                                    439            206            48
   Prepaid capacity revenues                                                                 -              -             -
Retirements:
   Preferred stock                                                                          (1)          (516)         (326)
   First mortgage bonds                                                                   (241)        (2,178)       (2,575)
   Pollution control bonds                                                                (732)          (351)         (208)
   Other long-term debt                                                                   (307)           (99)          (88)
Increase (decrease) in notes payable, net                                                   37            114           525
Payment of common stock dividends                                                         (766)          (726)         (695)
Miscellaneous                                                                              (35)          (137)         (148)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                    (293)          (485)       (1,004)
----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                                      (39)            81            (9)
Cash and Cash Equivalents at Beginning of Year                                             178             97           106
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                            $      139      $     178     $      97
============================================================================================================================
( ) Denotes use of cash.


                                     II-50A


CONSOLIDATED STATEMENTS OF CASH FLOWS
Southern Company and Subsidiary Companies
=========================================================================================================================
For the Years Ended December 31,                                                        1991          1990          1989
-------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

Operating Activities:
Consolidated net income                                                           $      876    $      604    $      846
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                                       968           982           951
     Deferred income taxes                                                                26           158           225
     Deferred investment tax credits                                                     (11)            -            (1)
     Allowance for equity funds used during construction                                 (13)          (33)          (71)
     Amortization of deferred Plant Vogtle costs, net                                    (19)          (52)          (87)
     Write-off of Plant Vogtle costs                                                       -           281             -
     Non-cash proceeds from settlement of disputed contracts                            (141)            -             -
     Other, net                                                                           45           (10)          (28)
     Changes in certain current assets and liabilities --
       Receivables                                                                        68             8          (123)
       Inventories                                                                        20           (82)            6
       Payables                                                                          (13)          (41)          (23)
       Taxes accrued                                                                     107            (5)          (15)
       Other                                                                             (46)          (34)          156
-------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            1,867         1,776         1,836
-------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (1,123)       (1,185)       (1,346)
Southern Energy business acquisitions                                                      -             -             -
Sales of property                                                                        291            35             -
Other                                                                                    (45)           14            54
-------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                  (877)       (1,136)       (1,292)
-------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
   Common stock                                                                            -             -             4
   Preferred securities                                                                    -             -             -
   Preferred stock                                                                       100             -             -
   First mortgage bonds                                                                  380           300           280
   Pollution control bonds                                                               126             -           104
   Other long-term debt                                                                   14            74            74
   Prepaid capacity revenues                                                              53             -             -
Retirements:
   Preferred stock                                                                      (125)          (96)          (21)
   First mortgage bonds                                                                 (881)         (146)         (201)
   Pollution control bonds                                                              (130)           (3)          (55)
   Other long-term debt                                                                  (70)         (207)          (83)
Increase (decrease) in notes payable, net                                                180            78            27
Payment of common stock dividends                                                       (676)         (676)         (675)
Miscellaneous                                                                            (41)           (8)          (10)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                (1,070)         (684)         (556)
-------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                                    (80)          (44)          (12)
Cash and Cash Equivalents at Beginning of Year                                           186           230           242
-------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                          $      106    $      186    $      230
=========================================================================================================================
( ) Denotes use of cash.


                                     II-50B

CONSOLIDATED STATEMENTS OF CASH FLOWS
Southern Company and Subsidiary Companies

===========================================================================================================
For the Years Ended December 31,                                                        1988          1987
-----------------------------------------------------------------------------------------------------------
(Millions of Dollars)

Operating Activities:
Consolidated net income                                                           $      846    $      577
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                                       837           742
     Deferred income taxes                                                               206           198
     Deferred investment tax credits                                                      27            20
     Allowance for equity funds used during construction                                (138)         (190)
     Amortization of deferred Plant Vogtle costs, net                                   (115)         (257)
     Write-off of Plant Vogtle costs                                                       -           358
     Non-cash proceeds from settlement of disputed contracts                               -             -
     Other, net                                                                           46            87
     Changes in certain current assets and liabilities --
       Receivables                                                                       (21)         (113)
       Inventories                                                                       (47)          (62)
       Payables                                                                           (6)          125
       Taxes accrued                                                                      29           (34)
       Other                                                                             (40)           42
-----------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            1,624         1,493
-----------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (1,754)       (1,853)
Southern Energy business acquisitions                                                      -             -
Sales of property                                                                          -            12
Other                                                                                     (2)           64
-----------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (1,756)       (1,777)
-----------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
   Common stock                                                                          194           247
   Preferred securities                                                                    -             -
   Preferred stock                                                                       120           125
   First mortgage bonds                                                                  335           700
   Pollution control bonds                                                                73           228
   Other long-term debt                                                                   68            81
   Prepaid capacity revenues                                                               -             -
Retirements:
   Preferred stock                                                                       (10)         (160)
   First mortgage bonds                                                                 (273)         (369)
   Pollution control bonds                                                                (1)         (122)
   Other long-term debt                                                                 (108)          (56)
Increase (decrease) in notes payable, net                                               (300)          313
Payment of common stock dividends                                                       (661)         (628)
Miscellaneous                                                                            (20)          (58)
-----------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                  (583)          301
-----------------------------------------------------------------------------------------------------------
Net Increase (Decrease)  in Cash and Cash Equivalents                                   (715)           17
Cash and Cash Equivalents at Beginning of Year                                           957           940
-----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                          $      242    $      957
===========================================================================================================
( ) Denotes use of cash.


                                     II-50C

CONSOLIDATED BALANCE SHEETS
Southern Company and Subsidiary Companies

============================================================================================================================
At December 31,                                                                     1997              1996             1995
----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                                     $   8,780        $    8,706        $   8,533
    Nuclear                                                                        5,924             5,982            5,956
    Hydro                                                                          1,512             1,489            1,477
----------------------------------------------------------------------------------------------------------------------------
      Total production                                                            16,216            16,177           15,966
  Transmission                                                                     3,705             3,596            3,452
  Distribution                                                                     8,278             7,910            7,583
  General                                                                          2,720             2,548            2,436
  SEI utility plant                                                                3,104             3,008            2,420
  Construction work in progress                                                    1,312               684              990
  Nuclear fuel, at amortized cost                                                    230               246              225
----------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                          35,565            34,169           33,072
----------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                                      21                21               21
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                           35,586            34,190           33,093
----------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                        11,922            10,909           10,056
  Steam heat                                                                          12                12               11
----------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                  11,934            10,921           10,067
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                         23,652            23,269           23,026
----------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                                -                 -                -
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                         23,652            23,269           23,026
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                            -                 -                -
  Equity investments in subsidiaries                                               1,168               227              128
  Leasehold interest, being amortized                                              1,389               416              431
  Goodwill, being amortized                                                        1,888               318              344
  Nuclear decommissioning trusts                                                     387               279              201
  Miscellaneous                                                                      742               261              189
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          5,574             1,501            1,293
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                          601               445              772
  Investment securities                                                                -                 -                -
  Receivables, net                                                                 1,792             1,157            1,175
  Accrued utility revenues                                                           325               345              347
  Fossil fuel stock, at average cost                                                 214               270              327
  Materials and supplies, at average cost                                            493               510              552
  Prepayments                                                                         99                87              126
  Vacation pay deferred                                                               79                77               74
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          3,603             2,891            3,373
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                         1,142             1,238            1,386
  Deferred Plant Vogtle costs                                                         50               171              308
  Deferred fuel charges                                                                3                13               34
  Debt expense, being amortized                                                      101                81               68
  Premium on reacquired debt, being amortized                                        285               289              295
  Miscellaneous                                                                      861               777              739
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          2,442             2,569            2,830
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $  35,271        $   30,230        $  30,522
============================================================================================================================


CONSOLIDATED BALANCE SHEETS
Southern Company and Subsidiary Companies

===========================================================================================================================
At December 31,                                                                      1994              1993            1992
---------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                                     $   8,778        $    8,006      $    8,033
    Nuclear                                                                        5,942             5,930           5,912
    Hydro                                                                          1,341             1,263           1,253
---------------------------------------------------------------------------------------------------------------------------
      Total production                                                            16,061            15,199          15,198
  Transmission                                                                     3,504             3,224           3,093
  Distribution                                                                     7,243             6,848           6,430
  General                                                                          2,380             2,395           2,291
  SEI utility plant                                                                    -                 -               -
  Construction work in progress                                                    1,247             1,031             665
  Nuclear fuel, at amortized cost                                                    238               229             257
---------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                          30,673            28,926          27,934
---------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                                      21                21              21
---------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                           30,694            28,947          27,955
---------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                         9,567             8,924           8,271
  Steam heat                                                                          10                10               9
---------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                   9,577             8,934           8,280
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                         21,117            20,013          19,675
---------------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                                -                 -           3,186
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                         21,117            20,013          16,489
---------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                            -                 -               -
  Equity investments in subsidiaries                                                  93                 -               -
  Leasehold interest, being amortized                                                446               469               -
  Goodwill, being amortized                                                           12                 7               -
  Nuclear decommissioning trusts                                                     125                88              52
  Miscellaneous                                                                      131               172              75
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                            807               736             127
---------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                          139               178              97
  Investment securities                                                                -                 -             199
  Receivables, net                                                                   840               962             742
  Accrued utility revenues                                                           218               185             177
  Fossil fuel stock, at average cost                                                 354               254             392
  Materials and supplies, at average cost                                            553               535             533
  Prepayments                                                                        122               148             220
  Vacation pay deferred                                                               70                73              70
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                          2,296             2,335           2,430
---------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                         1,454             1,546               -
  Deferred Plant Vogtle costs                                                        432               507             383
  Deferred fuel charges                                                               47                70              89
  Debt expense, being amortized                                                       48                33              28
  Premium on reacquired debt, being amortized                                        298               288             222
  Miscellaneous                                                                      543               383             270
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                          2,822             2,827             992
---------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $  27,042        $   25,911      $   20,038
===========================================================================================================================

                                     II-52A

CONSOLIDATED BALANCE SHEETS
Southern Company and Subsidiary Companies

==================================================================================================================
At December 31,                                                               1991            1990            1989
------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                               $  7,997        $  7,661         $ 7,565
    Nuclear                                                                 5,902           5,820           5,976
    Hydro                                                                   1,247           1,222           1,215
------------------------------------------------------------------------------------------------------------------
      Total production                                                     15,146          14,703          14,756
  Transmission                                                              2,955           2,824           2,683
  Distribution                                                              6,092           5,738           5,365
  General                                                                   2,196           2,078           2,026
  SEI utility plant                                                             -               -               -
  Construction work in progress                                               603           1,092           1,006
  Nuclear fuel, at amortized cost                                             301             354             402
------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                   27,293          26,789          26,238
------------------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                               20              20              20
------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                    27,313          26,809          26,258
------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                  7,676           7,079           6,492
  Steam heat                                                                    8               8               7
------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                            7,684           7,087           6,499
------------------------------------------------------------------------------------------------------------------
    Total                                                                  19,629          19,722          19,759
------------------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                     3,020           2,911           2,759
------------------------------------------------------------------------------------------------------------------
    Total                                                                  16,609          16,811          17,000
------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                   202               -               -
  Equity investments in subsidiaries                                            -               -               -
  Leasehold interest, being amortized                                           -               -               -
  Goodwill, being amortized                                                     -               -               -
  Nuclear decommissioning trusts                                               26               2               -
  Miscellaneous                                                                83              83              85
------------------------------------------------------------------------------------------------------------------
    Total                                                                     311              85              85
------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                   106             186             230
  Investment securities                                                         -               -               -
  Receivables, net                                                            723             793             765
  Accrued utility revenues                                                    160             151             189
  Fossil fuel stock, at average cost                                          445             467             427
  Materials and supplies, at average cost                                     457             456             413
  Prepayments                                                                 222             193             192
  Vacation pay deferred                                                        70              64              65
------------------------------------------------------------------------------------------------------------------
    Total                                                                   2,183           2,310           2,281
------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                      -               -               -
  Deferred Plant Vogtle costs                                                 375             364             322
  Deferred fuel charges                                                       106             126             143
  Debt expense, being amortized                                                23              23              24
  Premium on reacquired debt, being amortized                                 126              99             103
  Miscellaneous                                                               130             137             134
------------------------------------------------------------------------------------------------------------------
    Total                                                                     760             749             726
------------------------------------------------------------------------------------------------------------------
Total Assets                                                             $ 19,863        $ 19,955      $   20,092
==================================================================================================================


                               II-52B


CONSOLIDATED BALANCE SHEETS
Southern Company and Subsidiary Companies
=========================================================================================================
At December 31,                                                                     1988            1987
---------------------------------------------------------------------------------------------------------
(Millions of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                                       $ 6,226         $ 6,157
    Nuclear                                                                        4,995           4,987
    Hydro                                                                          1,197           1,192
---------------------------------------------------------------------------------------------------------
      Total production                                                            12,418          12,336
  Transmission                                                                     2,500           2,388
  Distribution                                                                     4,944           4,510
  General                                                                          1,865           1,674
  SEI utility plant                                                                    -               -
  Construction work in progress                                                    3,071           2,519
  Nuclear fuel, at amortized cost                                                    481             479
---------------------------------------------------------------------------------------------------------
    Total electric plant                                                          25,279          23,906
---------------------------------------------------------------------------------------------------------
Steam Heat Plant                                                                      20              20
---------------------------------------------------------------------------------------------------------
    Total utility plant                                                           25,299          23,926
---------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                         5,885           5,355
  Steam heat                                                                           6               6
---------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                   5,891           5,361
---------------------------------------------------------------------------------------------------------
    Total                                                                         19,408          18,565
---------------------------------------------------------------------------------------------------------
Less property-related accumulated deferred income taxes                            2,559           2,371
---------------------------------------------------------------------------------------------------------
    Total                                                                         16,849          16,194
---------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                            -               -
  Equity investments in subsidiaries                                                   -               -
  Leasehold interest, being amortized                                                  -               -
  Goodwill, being amortized                                                            -               -
  Nuclear decommissioning trusts                                                       -               -
  Miscellaneous                                                                       88              70
---------------------------------------------------------------------------------------------------------
    Total                                                                             88              70
---------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                          242             957
  Investment securities                                                                -               -
  Receivables, net                                                                   687             687
  Accrued utility revenues                                                           148             139
  Fossil fuel stock, at average cost                                                 490             513
  Materials and supplies, at average cost                                            348             278
  Prepayments                                                                        174             136
  Vacation pay deferred                                                               63              59
---------------------------------------------------------------------------------------------------------
    Total                                                                          2,152           2,769
---------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                             -               -
  Deferred Plant Vogtle costs                                                        270             173
  Deferred fuel charges                                                              157             112
  Debt expense, being amortized                                                       24              25
  Premium on reacquired debt, being amortized                                        102              95
  Miscellaneous                                                                       89              80
---------------------------------------------------------------------------------------------------------
    Total                                                                            642             485
---------------------------------------------------------------------------------------------------------
Total Assets                                                                     $19,731         $19,518
=========================================================================================================



                                     II-52C


CONSOLIDATED BALANCE SHEETS
Southern Company and Subsidiary Companies

============================================================================================================================
At December 31,                                                                      1997              1996             1995
----------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $   3,467        $    3,385        $   3,348
  Paid-in capital                                                                  2,338             2,067            1,941
  Retained Earnings                                                                3,842             3,764            3,483
----------------------------------------------------------------------------------------------------------------------------
    Total common stock equity                                                      9,647             9,216            8,772
  Preferred stock                                                                    493               980            1,332
  Preferred stock subject to mandatory redemption                                      -                 -                -
  Subsidiary obligated mandatorily redeemable preferred securities                 1,744               422              100
  Long-term debt                                                                  10,274             7,938            8,274
----------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                                  22,158            18,556           18,478
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable                                                                      690               828              445
  Commercial paper                                                                 1,374               655            1,225
  Preferred stock due within one year                                                  -               173                -
  Long-term debt due within one year                                                 784               191              509
  Accounts payable                                                                 1,049               788              785
  Customer deposits                                                                  133               132              216
  Taxes accrued                                                                      379               205              272
  Interest accrued                                                                   262               187              199
  Vacation pay accrued                                                               108               104              100
  Miscellaneous                                                                      608               535              530
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          5,387             3,798            4,281
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                4,650             4,738            4,611
  Deferred credits related to income taxes                                           746               814              936
  Accumulated deferred investment tax credits                                        754               788              820
  Minority interest                                                                  435               375              231
  Prepaid capacity revenues                                                          110               122              131
  Disallowed Plant Vogtle capacity buyback costs                                      56                57               59
  Miscellaneous                                                                      975               982              975
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          7,726             7,876            7,763
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $  35,271        $   30,230        $  30,522
============================================================================================================================

CONSOLIDATED BALANCE SHEETS
Southern Company and Subsidiary Companies

===========================================================================================================================
At December 31,                                                                     1994              1993            1992
---------------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $   3,283        $    3,213      $    1,582
  Paid-in capital                                                                  1,712             1,503           2,931
  Retained Earnings                                                                3,191             2,968           2,721
---------------------------------------------------------------------------------------------------------------------------
    Total common stock equity                                                      8,186             7,684           7,234
  Preferred stock                                                                  1,332             1,332           1,351
  Preferred stock subject to mandatory redemption                                      -                 1               8
  Subsidiary obligated mandatorily redeemable preferred securities                   100                 -               -
  Long-term debt                                                                   7,593             7,412           7,241
---------------------------------------------------------------------------------------------------------------------------
    Total  (excluding amount due within one year)                                 17,211            16,429          15,834
---------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable                                                                      575               865             567
  Commercial paper                                                                   403                76             260
  Preferred stock due within one year                                                  1                 1              65
  Long-term debt due within one year                                                 228               156             188
  Accounts payable                                                                   806               698             646
  Customer deposits                                                                  102               103              99
  Taxes accrued                                                                      153               206             172
  Interest accrued                                                                   190               186             191
  Vacation pay accrued                                                                87                90              86
  Miscellaneous                                                                      233               190             242
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                          2,778             2,571           2,516
---------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                4,007             3,979               -
  Deferred credits related to income taxes                                           987             1,051               -
  Accumulated deferred investment tax credits                                        858               900             957
  Minority interest                                                                  267                 -               -
  Prepaid capacity revenues                                                          138               144             148
  Disallowed Plant Vogtle capacity buyback costs                                      60                63              72
  Miscellaneous                                                                      736               774             511
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                          7,053             6,911           1,688
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $  27,042        $   25,911      $   20,038
===========================================================================================================================

                                     II-54A

CONSOLIDATED BALANCE SHEETS
Southern Company and Subsidiary Companies

==================================================================================================================
At December 31,                                                              1991            1990            1989
------------------------------------------------------------------------------------------------------------------
(Millions of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                           $  1,578        $  1,578      $    1,578
  Paid-in capital                                                           2,908           2,909           2,909
  Retained Earnings                                                         2,490           2,296           2,374
------------------------------------------------------------------------------------------------------------------
    Total common stock equity                                               6,976           6,783           6,861
  Preferred stock                                                           1,207           1,207           1,209
  Preferred stock subject to mandatory redemption                             126             151             191
  Subsidiary obligated mandatorily redeemable preferred securities              -               -               -
  Long-term debt                                                            7,992           8,458           8,575
------------------------------------------------------------------------------------------------------------------
    Total  (excluding amount due within one year)                          16,301          16,599          16,836
------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable                                                               302             122              44
  Commercial paper                                                              -               -               -
  Preferred stock due within one year                                           7               7              61
  Long-term debt due within one year                                          217             308             169
  Accounts payable                                                            585             616             676
  Customer deposits                                                            95              91              89
  Taxes accrued                                                               215             144             181
  Interest accrued                                                            221             246             233
  Vacation pay accrued                                                         84              75              75
  Miscellaneous                                                               229             233             252
------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,955           1,842           1,780
------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                             -               -               -
  Deferred credits related to income taxes                                      -               -               -
  Accumulated deferred investment tax credits                               1,004           1,063           1,111
  Minority interest                                                             -               -               -
  Prepaid capacity revenues                                                   149             100             102
  Disallowed Plant Vogtle capacity buyback costs                              110             136              73
  Miscellaneous                                                               344             215             190
------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,607           1,514           1,476
------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                     $ 19,863        $ 19,955      $   20,092
==================================================================================================================

                                     II-54B

CONSOLIDATED BALANCE SHEETS
Southern Company and Subsidiary Companies

=========================================================================================================
At December 31,                                                                     1988            1987
---------------------------------------------------------------------------------------------------------
(Millions of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $   1,577        $  1,534
  Paid-in capital                                                                  2,906           2,755
  Retained Earnings                                                                2,203           2,018
---------------------------------------------------------------------------------------------------------
    Total common stock equity                                                      6,686           6,307
  Preferred stock                                                                  1,259           1,139
  Preferred stock subject to mandatory redemption                                    206             224
  Subsidiary obligated mandatorily redeemable preferred securities                     -               -
  Long-term debt                                                                   8,433           8,333
---------------------------------------------------------------------------------------------------------
    Total  (excluding amount due within one year)                                 16,584          16,003
---------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable                                                                       17             317
  Commercial paper                                                                     -               -
  Preferred stock due within one year                                                 17               9
  Long-term debt due within one year                                                 190             192
  Accounts payable                                                                   728             747
  Customer deposits                                                                   83              86
  Taxes accrued                                                                      203             221
  Interest accrued                                                                   240             233
  Vacation pay accrued                                                                74              68
  Miscellaneous                                                                      104             110
---------------------------------------------------------------------------------------------------------
    Total                                                                          1,656           1,983
---------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                    -               -
  Deferred credits related to income taxes                                             -               -
  Accumulated deferred investment tax credits                                      1,161           1,180
  Minority interest                                                                    -               -
  Prepaid capacity revenues                                                           81             104
  Disallowed Plant Vogtle capacity buyback costs                                     104              79
  Miscellaneous                                                                      145             169
---------------------------------------------------------------------------------------------------------
    Total                                                                          1,491           1,532
---------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $  19,731        $ 19,518
=========================================================================================================

                                     II-54C







                              ALABAMA POWER COMPANY
                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Alabama Power Company 1997 Annual Report

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



/s/Elmer B. Harris
   Elmer B. Harris
   President and Chief Executive Officer


/s/William B. Hutchins, III
   William B. Hutchins, III
   Executive Vice President, Chief Financial Officer,
   and Treasurer

February 11, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Alabama Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Alabama Power Company (an Alabama corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1997 and 1996, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages 11-65 through II-82) referred to above present fairly, in all material respects, the financial position of Alabama Power Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/Arthur Andersen LLP
   Birmingham, Alabama
   February 11, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Alabama Power Company 1997 Annual Report

RESULTS OF OPERATIONS

Earnings

Alabama Power Company's 1997 net income after dividends on preferred stock was $376 million, representing a $4.4 million (1.2 percent) increase from the prior year. This improvement can be attributed primarily to lower non-fuel related operating expenses. Despite the mild weather experienced during 1997, retail sales increased approximately 2 percent. However, the expected net income effect was offset by reductions in certain industrial and commercial prices.

    In 1996, earnings were $371 million, representing a 2.9 percent increase from the prior year. This increase was due to an increase in retail energy sales of 2.7 percent from 1995 levels and lower net interest charges compared to the prior year. This improvement was partially offset by a 4.4 percent increase in operating costs.

    The return on average common equity for 1997 was 13.76 percent compared to
13.75 percent in 1996, and 13.61 percent in 1995.

Revenues

Operating revenues for 1997 were $3.1 billion, reflecting a 0.9 percent increase from 1996. The following table summarizes the principal factors that affected operating revenues for the past three years:

                                    Increase (Decrease)
                                      From Prior Year
                          --------------------------------------
                                1997          1996        1995
                          --------------------------------------
                                      (in thousands)
   Retail --
       Growth and price
           change           $ 33,813      $ 42,385    $ 19,164
       Weather               (22,973)      (29,660)     54,888
       Fuel cost recovery
           and other          31,353       (30,846)     35,235
   -------------------------------------------------------------
   Total retail               42,193       (18,121)    109,287
   -------------------------------------------------------------
   Sales for resale --
       Non-affiliates         39,354        21,529      15,380
       Affiliates            (54,825)       88,890     (37,032)
   -------------------------------------------------------------
   Total sales for resale    (15,471)      110,419     (21,652)
   Other operating
       revenues                1,614         3,703       1,997
   -------------------------------------------------------------
   Total operating
       revenues             $ 28,336      $ 96,001    $ 89,632
   -------------------------------------------------------------
   Percent change                0.9%          3.2%        3.1%
   =============================================================

    Retail revenues of $2.5 billion in 1997 increased $42 million (1.7 percent) from the prior year, compared with a decrease of $18 million (0.7 percent) in 1996. Fuel revenues increased in 1997 due to slightly higher generation and higher fuel costs. This was the primary reason for the increase in 1997 retail revenues over 1996. Lower fuel cost recovery was the primary reason for the decrease in 1996 retail revenues as compared to 1995. Fuel revenues generally represent the direct recovery of fuel expense, including the fuel component of purchased energy, and therefore have no effect on net income.

    Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. These capacity

Alabama Power Company 1997 Annual Report

and energy components were:

                          1997           1996           1995
                  -------------------------------------------
                                (in thousands)

   Capacity           $136,248       $150,797       $157,119
   Energy              134,498        107,996         83,352
   ----------------------------------------------------------
   Total              $270,746       $258,793       $240,471
   ==========================================================

    Capacity revenues from non-affiliates in 1997 decreased 9.6% compared to 1996 primarily due to a one-time unit power sales adjustment in 1997. Capacity revenues from non-affiliates were relatively constant in 1996 and 1995.

    Kilowatt-hour (KWH) sales for 1997 and the percent change by year were as follows:

                          KWH             Percent Change
                      ----------- -------------------------------
                        1997       1997       1996       1995
                      -------------------------------- ----------
                      (millions)

Residential              14,336    (1.8)%      1.5%       9.1%
Commercial*              11,330     3.9        8.6        4.1
Industrial*              20,728     3.6        0.7        2.0
Other                       181    (6.3)       3.1        0.5
                      ----------
Total retail             46,575     1.9        2.7        4.7
Sales for resale -
   Non-affiliates        11,894    25.3       18.0       18.8
   Affiliates             8,993   (12.6)      53.5      (20.5)
                      ----------
Total                    67,462     3.0%      10.5%       2.6%
-----------------------------------------------------------------
*The KWH sales for 1996 reflect a reclassification of approximately 200 customers from industrial to commercial, which resulted in a shift of 473 million KWH. Absent the reclassification, the percentage change in KWH sales for commercial and industrial would have been 3.9% and 3.1%, respectively.

    The increases in 1997 and 1996 retail energy sales were primarily due to the strength of business and economic conditions in the company's service area. Residential energy sales experienced a decline as a result of milder than normal weather in 1997, compared to relatively normal weather in 1996. Assuming normal weather, sales to retail customers are projected to grow approximately 2.3 percent annually on average during 1998 through 2003.

Expenses

Total operating expenses of $2.5 billion for 1997 were up $18 million or 0.7 percent compared with the prior year. This increase was primarily due to a $19 million increase in fuel costs and a $10 million increase in depreciation and amortization expense. These increases were somewhat offset by a $16 million decrease in maintenance expenses.

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

    Fuel costs constitute the single largest expense for the company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net KWH generated were as follows:

                                    --------------------------
                                     1997     1996      1995
                                    --------------------------
Total generation
    (billions of KWHs)                 65       65        58
Sources of generation
    (percent) --
       Coal                            72       72        73
       Nuclear                         20       20        19
       Hydro                            8        8         8
Average cost of fuel per net
    KWH generated
      (cents) --
        Coal                         1.73     1.71      1.71
        Nuclear                      0.54     0.50      0.50
Total                                1.49     1.46      1.48
--------------------------------------------------------------
Note:  Oil & Gas comprise less than 1% of generation.

    Fuel expense increased in 1997 by $19 million or 2.2 percent. This increase can be attributed to slightly higher generation and fuel costs. Fuel expense increased in 1996 by $85 million or 10.8 percent. This increase can be attributed to higher generation.

    Purchased power consists primarily of purchases from the affiliates of the Southern electric system. Purchased power transactions among the company and its

Alabama Power Company 1997 Annual Report

affiliates will vary from period to period depending on demand, the availability, and the variable production cost of generating resources at each company. Total KWH purchases increased 12.4 percent from the prior year.

    The 6.1 percent decrease in maintenance expenses in 1997 is attributable primarily to a decrease in distribution expenses. The increase in maintenance expenses for 1996 is due to increased nuclear expenses, primarily outage related accruals.

    Depreciation and amortization expense increased 3.2 percent in 1997 and 5.6 percent in 1996. These increases reflect additions to utility plant.

    Total net interest and other charges increased $25.4 million (11.2 percent) in 1997 primarily due to an increase in company obligated mandatorily redeemable preferred securities outstanding. This increase was offset by a $12 million (45.2 percent) decrease in dividends on preferred stock. The decline in net interest and other charges in 1996 by $11 million (4.5 percent) was due primarily to a charge of $10 million in 1995 to the amortization of debt discount, premium, and expense net, pursuant to an Alabama Public Service Commission (APSC) order. See Note 3 to the financial statements under "Retail Rate Adjustment Procedures" for additional details.

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

    The company currently operates as a vertically integrated utility providing electricity to customers within its traditional service area located in the state of Alabama. Prices for electricity provided by the company to retail customers are set by the APSC under cost-based regulatory principles.

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

   Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. As these initiatives materialize, the structure of the utility industry could radically

Alabama Power Company 1997 Annual Report

change. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and competition initiatives have been or are being discussed in Alabama, Florida, Georgia, and Mississippi, none have been enacted to date. Enactment would require numerous issues to be resolved, including significant ones relating to transmission pricing and recovery of any stranded investments. The inability of the company to recover its investments, including the regulatory assets described in Note 1 to the financial statements, could have a material adverse effect on the financial condition of the company. The company is attempting to minimize or reduce stranded cost exposure.

    Continuing to be a low-cost producer could provide opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, unless the company remains a low-cost producer and provides quality service, the company's retail energy sales growth could be limited, and this could significantly erode earnings.

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

    In December 1995, the APSC issued an order authorizing the company to reduce balance sheet items -- such as plant and deferred charges -- at any time the company's actual base rate revenues exceed the budgeted revenues. In April 1997, the APSC issued an additional order authorizing the company to reduce balance sheet asset items. This order authorizes the reduction of such items up to an amount equal to five times the total estimated annual revenue reduction resulting from future rate reductions initiated by the company. See Note 3 to the financial statements for information about this and other matters.

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry --including the company -- regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the Financial Accounting Standards Board (FASB) has decided to review the accounting for liabilities related to closure and removal of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of closing and removing the company's nuclear and other facilities may be required to be recorded as liabilities in the Balance Sheets. Also, the annual provisions for such costs could change. Because of the company's current ability to recover closure and removal costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

    The company is heavily dependent upon complex computer systems for all phases of its operations. The year 2000 issue -- common to most corporations --concerns the inability of certain software and databases to properly recognize date sensitive information related to the year 2000 and thereafter. This problem could result in a material disruption to the company's operations, if not corrected. The company has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. In 1997 resources were committed and implementation began to modify the affected information systems. Total costs related to the project are estimated to be approximately $26 million, of which $2.1 million was spent in 1997. The remaining costs will be expensed primarily in 1998. Implementation is currently on schedule. Although, the degree of success of this project cannot be determined at this time, management believes there will be no significant effect on the company's operations.

    The company is involved in various matters being litigated. See Note 3 to the financial statements for information regarding material issues that could possibly affect future earnings.

    Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

Alabama Power Company 1997 Annual Report

    The company is subject to the provisions of FASB Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the company's operations is no longer subject to these provisions, the company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

Exposure to Market Risk

Due to cost-based rate regulation, the company has limited exposure to market volatility in interest rates and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 1997, exposure from these activities was not material to the company's financial position, results of operations, or cash flows.

New Accounting Standards

The FASB has issued Statement No. 130, Reporting Comprehensive Income, which will be effective in 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income). Comprehensive income is the total of net income and all other nonowner changes in equity. The company will adopt this statement in 1998.

    The FASB has issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The company adopted the new rules in 1997, and they did not have a significant impact on the company's financial reporting. However, this conclusion may change as industry restructuring and competitive factors influence the company's operations.

FINANCIAL CONDITION

Overview

The company's financial condition remained stable in 1997. This stability is the continuation over recent years of growth in energy sales and cost control measures combined with a significant lowering of the cost of capital, achieved through the refinancing and/or redemption of higher-cost long-term debt and preferred stock.

    The company had gross property additions of $451 million in 1997. The majority of funds needed for gross property additions for the last several years have been provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes. The Statements of Cash Flows provide additional details.

Capital Structure

The company's ratio of common equity to total capitalization -- including short-term debt -- was 44.7 percent in 1997, compared with 45.3 percent in 1996, and 45.0 percent in 1995.

    In January 1997, Alabama Power Capital Trust II (Trust II), of which the company owns all of the common securities, issued $200 million of 7.60 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust II are $206 million aggregate principal amount of the company's 7.60 percent junior subordinated notes due December 31, 2036.

    During 1997, the company redeemed $162.0 million of preferred stock and reacquired an additional $22.9 million through tender offer.

Alabama Power Company 1997 Annual Report

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

Capital Requirements

Capital expenditures are estimated to be $615 million for 1998, $723 million for 1999, and $524 million for 2000. The total is $1.9 billion for the three years. Actual capital costs may vary from this estimate because of factors such as changes in business conditions; revised load growth projections; changes in environmental regulations; changes in the existing nuclear plant to meet new regulatory requirements; increasing cost of labor, equipment, and materials; and cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered.

    The company will replace all six steam generators at Plant Farley at a total cost of approximately $234 million. Additionally, the company plans to construct and install 800 megawatts of new generating capacity and associated substation facilities at Plant Barry. The projected capital expenditures for this project amount to approximately $289 million.

Other Capital Requirements

In addition to the funds needed for the capital budget, approximately $320 million will be required by the end of 2000 for maturities of first mortgage bonds. Also, the company will continue to retire higher-cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law - significantly impacted the operating companies of Southern Company, including Alabama Power. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units of Southern Company. As a result of Southern Company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

    Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. Construction expenditures for Phase I compliance totaled approximately $25 million for the company.

    For Phase II sulfur dioxide compliance, the company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as necessary to meet Phase II limits. Current compliance strategy for Phase II could require total estimated construction expenditures of approximately $33 million, of which $27 million remains to be spent.

    A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision makes the standards significantly more stringent. Also, in October 1997, the EPA issued a proposed regional ozone rule that --if implemented--could require substantial further reductions in NOx emissions from fossil-fueled generating facilities. Implementation of the standards and the proposed rule could result in significant additional compliance costs and capital expenditures that cannot be determined at this time.

   The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: emission control strategies for ozone nonattainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

Alabama Power Company 1997 Annual Report

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

Sources of Capital

The company historically has relied on issuances of first mortgage bonds and preferred stock, in addition to pollution control revenue bonds issued for its benefit by public authorities, to meet its long-term external financing requirements. Recently, the company's financings have consisted of unsecured debt and trust preferred securities. In this regard, the company sought and obtained stockholder approval in 1997 to amend its corporate charter eliminating restrictions on the amounts of unsecured indebtedness it may incur. To issue additional debt and equity securities, the company must comply with certain earnings coverage requirements designated in its mortgage indenture and corporate charter. The company's coverages are at a level that would permit any necessary amount of security sales at current interest and dividend rates.

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

Cautionary Statement Regarding Forward-Looking Information

The company's 1997 Annual Report contains forward-looking statements in addition to historical information. The company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the company's markets; potential business strategies -- including acquisitions or dispositions of assets or internal restructuring --that may be pursued by Southern Company; state and federal rate regulation; changes in or application of environmental and other laws and regulations to which the company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; and other factors discussed in the reports--including Form 10-K--filed from time to time by the company with the Securities and Exchange Commission.

STATEMENTS OF INCOME
For the Years Ended December 31, 1997, 1996, and 1995
Alabama Power Company 1997 Annual Report

================================================================================================================================
                                                                                        1997             1996              1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (in thousands)
Operating Revenues:
Revenues (Notes 1, 3, and 7):                                                   $  2,987,316     $  2,904,155       $ 2,897,044
Revenues from affiliates                                                             161,795          216,620           127,730
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           3,149,111        3,120,775         3,024,774
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                               896,014          877,076           791,819
  Purchased power from non-affiliates                                                 41,795           36,813            30,065
  Purchased power from affiliates                                                     95,538           91,500           112,826
  Other                                                                              510,203          505,884           501,876
Maintenance                                                                          242,691          258,482           243,218
Depreciation and amortization                                                        330,377          320,102           303,050
Taxes other than income taxes                                                        185,062          186,172           185,620
Federal and state income taxes (Note 8)                                              220,228          228,108           230,982
 --------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           2,521,908        2,504,137         2,399,456
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                     627,203          616,638           625,318
Other Income (Expense):
Allowance for equity funds used during construction (Note 1)                               -                -             1,649
Income from subsidiary (Note 6)                                                        4,266            3,851             4,051
Charitable foundation                                                                      -           (6,800)          (11,542)
Interest income                                                                       37,844           28,318            13,768
Other, net                                                                           (38,522)         (39,053)          (21,536)
Income taxes applicable to other income                                               12,351           22,400            14,142
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges and Other                                             643,142          625,354           625,850
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
Interest on long-term debt                                                           167,172          169,390           180,714
Allowance for debt funds used during construction (Note 1)                            (4,787)          (6,480)           (7,067)
Interest on interim obligations                                                       22,787           20,617            16,917
Amortization of debt discount, premium, and expense, net                               9,645            9,508            20,259
Other interest charges                                                                36,037           27,510            27,064
Distributions on preferred securities of
    Alabama Power Capital Trust I & II (Note 9)                                       21,763            6,717                 -
--------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                      252,617          227,262           237,887
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           390,525          398,092           387,963
Dividends on Preferred Stock                                                          14,586           26,602            27,069
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                  $     375,939     $    371,490       $   360,894
================================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997, 1996, and 1995
Alabama Power Company 1997 Annual Report
==============================================================================================================================
                                                                                          1997           1996            1995
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in thousands)
Operating Activities:
Net income                                                                         $   390,525  $     398,092   $     387,963
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                 394,572        383,438         371,382
         Deferred income taxes and investment tax credits, net                         (12,429)        16,585          32,627
         Allowance for equity funds used during construction                                 -              -          (1,649)
         Other, net                                                                    (11,353)         6,247             459
         Changes in certain current assets and liabilities --
            Receivables, net                                                           (30,268)         3,958         (54,209)
            Inventories                                                                 13,709         36,234          18,425
            Payables                                                                    (9,745)         1,006         (63,656)
            Taxes accrued                                                                6,191         (5,756)            551
            Energy cost recovery, retail                                                 7,108         25,771           1,177
            Other                                                                        7,127          8,205          16,890
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            755,437        873,780         709,960
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (451,167)      (425,024)       (551,781)
Other                                                                                  (51,791)       (61,119)        (53,321)
------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (502,958)      (486,143)       (605,102)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Company obligated mandatorily redeemable preferred securities                     200,000         97,000               -
     Other long-term debt                                                              258,800         21,000         131,500
Retirements:
     Preferred stock                                                                  (184,888)             -               -
     First mortgage bonds                                                              (74,951)       (83,797)              -
     Other long-term debt                                                                 (951)       (21,907)       (132,291)
Interim obligations, net                                                               (57,971)       (25,163)        210,134
Payment of preferred stock dividends                                                   (22,524)       (26,665)        (27,118)
Payment of common stock dividends                                                     (339,600)      (347,500)       (285,000)
Miscellaneous                                                                          (16,024)        (3,634)         (4,143)
------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                (238,109)      (390,666)       (106,918)
------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                                 14,370         (3,029)         (2,060)
Cash and Cash Equivalents at Beginning of Year                                           9,587         12,616          14,676
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                23,957  $       9,587   $      12,616
==============================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                          $   209,919  $     193,871   $     189,268
     Income taxes                                                                      207,653        195,214         172,777
------------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1997 and 1996
Alabama Power Company 1997 Annual Report

================================================================================================================
ASSETS                                                                                  1997                1996
------------------------------------------------------------------------------------------------------------------
                                                                                         (in thousands)
Utility Plant:
Plant in service, at original cost (Note 1)                                      $11,070,323          $10,806,921
Less accumulated provision for depreciation                                        4,384,180            4,113,622
------------------------------------------------------------------------------------------------------------------
                                                                                   6,686,143            6,693,299
Nuclear fuel, at amortized cost                                                      103,272              123,862
Construction work in progress                                                        311,223              256,802
 ------------------------------------------------------------------------------------------------------------------
Total                                                                              7,100,638            7,073,963
-------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Southern Electric Generating Company, at equity (Note 6)                              24,972               26,032
Nuclear decommissioning trusts (Note 1)                                              193,008              148,760
Miscellaneous                                                                         22,233               20,243
------------------------------------------------------------------------------------------------------------------
Total                                                                                240,213              195,035
------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                             23,957                9,587
Receivables-
  Customer accounts receivable                                                       368,255              334,150
  Other accounts and notes receivable                                                 28,921               28,524
  Affiliated companies                                                                50,353               47,630
  Accumulated provision for uncollectible accounts                                    (2,272)              (1,171)
Refundable income taxes                                                                    -                5,856
Fossil fuel stock, at average cost                                                    74,186               81,704
Materials and supplies, at average cost                                              161,601              167,792
Prepayments                                                                           20,453               17,841
Vacation pay deferred                                                                 28,783               28,369
------------------------------------------------------------------------------------------------------------------
Total                                                                                754,237              720,282
------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes  (Note 8)                                   384,549              410,010
Debt expense, being amortized                                                          7,276                7,398
Premium on reacquired debt, being amortized                                           81,417               84,149
Prepaid pension costs                                                                130,733              114,029
Department of Energy assessments (Note 1)                                             34,416               37,490
Miscellaneous                                                                         79,388               91,490
------------------------------------------------------------------------------------------------------------------
Total                                                                                717,779              744,566
------------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $8,812,867           $8,733,846

==================================================================================================================
The accompanying notes are an integral part of these balance sheets.


BALANCE SHEETS
At December 31, 1997 and 1996
Alabama Power Company 1997 Annual Report
==================================================================================================================
CAPITALIZATION AND LIABILITIES                                                          1997                 1996
------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Capitalization (See accompanying statements):
Common stock equity                                                               $2,750,569           $2,714,277
Preferred stock                                                                      255,512              340,400
Company obligated mandatorily redeemable preferred securities of
    subsidiary trusts holding Company Junior Subordinated Notes (Note 9)             297,000               97,000
Long-term debt                                                                     2,473,202            2,354,006
------------------------------------------------------------------------------------------------------------------
Total                                                                              5,776,283            5,505,683
------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Preferred stock due within one year (Note 11)                                              -              100,000
Long-term debt due within one year (Note 11)                                          75,336               20,753
Commercial paper                                                                     306,882              364,853
Accounts payable-
  Affiliated companies                                                                79,822               64,307
  Other                                                                              159,146              182,563
Customer deposits                                                                     34,968               32,003
Taxes accrued-
  Federal and state income                                                            21,177               35,638
  Other                                                                               15,309               15,271
Interest accrued                                                                      50,722               51,941
Vacation pay accrued                                                                  28,783               28,369
Miscellaneous                                                                        103,602               96,485
------------------------------------------------------------------------------------------------------------------
Total                                                                                875,747              992,183
------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes  (Note 8)                                        1,192,265            1,177,687
Accumulated deferred investment tax credits                                          282,873              294,071
Prepaid capacity revenues, net  (Note 7)                                             109,982              122,496
Department of Energy assessments  (Note 1)                                            30,592               33,741
Deferred credits related to income taxes  (Note 8)                                   327,328              364,792
Natural disaster reserve  (Note 1)                                                    22,416               20,757
Miscellaneous                                                                        195,381              222,436
------------------------------------------------------------------------------------------------------------------
Total                                                                              2,160,837            2,235,980
------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 3, 4, 5, 6, 7, and 12)
Total Capitalization and Liabilities                                              $8,812,867           $8,733,846

==================================================================================================================
The accompanying notes are an integral part of these balance sheets.

STATEMENTS OF CAPITALIZATION
At December 31, 1997 and 1996
Alabama Power Company 1997 Annual Report
===================================================================================================================================
                                                                          1997            1996              1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           (in thousands)                  (percent of total)
Common Stock Equity:
Common stock, par value $40 per share --
     Authorized -- 6,000,000 shares
     Outstanding -- 5,608,955 shares in 1997                     $     224,358   $     224,358
Paid-in capital                                                      1,304,645       1,304,645
Premium on preferred stock                                                  99             146
Retained earnings (Note 13)                                          1,221,467       1,185,128
-----------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                            2,750,569       2,714,277               47.6%          49.3%
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$1 par value --
     Authorized -- 27,500,000 shares
     Outstanding -- 6,020,200 shares
         $25 stated capital --
            6.40%                                                       50,000          50,000
            6.80%                                                       38,000          38,000
            7.60%                                                            -         150,000
            Adjustable rate
                4.82% - at January 1, 1998                              50,000          50,000
         $100 stated capital --
            Auction rate - 4.235% at January 1, 1998                    50,000          50,000
         $100,000 stated capital --
            Auction rate - 4.20% at January 1, 1998                     20,000          20,000
$100 par value --
     Authorized -- 3,850,000 shares
     Outstanding -- 475,117 shares
         4.20% to 4.52%                                                 18,512          41,400
         4.60% to 4.92%                                                 29,000          29,000
         5.96% to 6.88%                                                      -          12,000
-----------------------------------------------------------------------------------------------------------------------------------
Total cumulative preferred stock (annual dividend
    requirement -- $13,313,000)                                        255,512         440,400
Less amount due within one year (Note 11)                                    -         100,000
-----------------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock excluding amount due within one year        255,512         340,400                4.4            6.2
-----------------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
  Redeemable Preferred Securities (Note 9):
    $25 liquidation value -- 7.375%                                     97,000          97,000
    $25 liquidation value -- 7.60%                                     200,000               -
-----------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $22,354,000)                 297,000          97,000                5.2            1.7
------------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
     Maturity                           Interest Rates
     February 1, 1998                   5 1/2%                          50,000          50,000
     August 1, 1999                     6 3/8%                         170,000         170,000
     March 1, 2000                      6%                             100,000         100,000
     August 1, 2002                     6.85%                          100,000         100,000
     2003 through 2007                  6 3/4% to 7 1/4%               475,000         475,000
     2021 through 2024                  7.30% to 9%                    946,108       1,021,059
-----------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                           1,841,108       1,916,059
Pollution control obligations                                          541,140         476,140
Long-term senior notes                                                 193,800               -
Other long-term debt                                                     7,105           8,056
Unamortized debt premium (discount), net                               (34,615)        (25,496)
-----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $181,726,000)                                    2,548,538       2,374,759
Less amount due within one year (Note 11)                               75,336          20,753
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                  2,473,202       2,354,006               42.8           42.8
-----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                             $   5,776,283   $   5,505,683              100.0%         100.0%

===================================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1997, 1996, and 1995
Alabama Power Company 1997 Annual Report

================================================================================================================================
                                                                                        1997             1996              1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (in thousands)

Balance at Beginning of Year                                                      $1,185,128       $1,161,225     $1,085,256
Net income after dividends on preferred stock                                        375,939          371,490        360,894
Cash dividends on common stock                                                      (339,600)        (347,500)      (285,000)
Preferred stock transactions, net                                                        (45)              (7)             -
Other adjustments to retained earnings                                                    45              (80)            75
--------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year (Note 13)                                                  $1,221,467       $1,185,128     $1,161,225
================================================================================================================================
The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
Alabama Power Company 1997 Annual Report

1.   SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

General

Alabama Power Company (the company) is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), Southern Company Energy Solutions, and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four southeastern states. Contracts among the companies -- dealing with jointly-owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Energy designs, builds, owns and operates power production and delivery facilities and provides a broad range of energy related services in the United States and international markets. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Company Energy Solutions develops new business opportunities related to energy products and services.

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

Regulatory Assets and Liabilities

The company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to the following:

                                              1997         1996
                                         -----------------------
                                               (in thousands)
Deferred income taxes                     $ 384,549    $ 410,010
Deferred income tax credits                (327,328)    (364,792)
Premium on reacquired debt                   81,417       84,149
Department of Energy assessments             34,416       37,490
Vacation pay                                 28,783       28,369
Natural disaster reserve                    (22,416)     (20,757)
Work force reduction costs                   19,316       45,969
Other, net                                   59,726       45,521
----------------------------------------------------------------
Total                                     $ 258,463     $265,959
================================================================

    In the event that a portion of the company's operations is no longer subject to the provisions of Statement No. 71, the company would be required to write off related net regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair value.

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

    The company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1997, uncollectible

Alabama Power Company 1997 Annual Report


accounts continued to average less than 1 percent of revenues.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $68 million in 1997, $64 million in 1996, and $54 million in 1995. The company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel, which was scheduled to begin in 1998. However, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2010 and 2013 at Plant Farley units 1 and 2, respectively.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This assessment will be paid over a 15- year period, which began in 1993. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The company estimates its remaining liability at December 31, 1997, under this law to be approximately $34 million. This obligation is recognized in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.3 percent in 1997 and 1996, and 3.2 percent in 1995. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of decommissioning nuclear facilities and removal of other facilities.

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

         Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs -- at December 31, 1997, for Plant Farley were as follows:

    Site study basis (year)                          1993

    Decommissioning periods:
        Beginning year                               2017
        Completion year                              2029
    -----------------------------------------------------------
                                               (in millions)
    Site study costs:
        Radiated structures                        $  489
        Non-radiated structures                        89
    -----------------------------------------------------------
    Total                                          $  578
    ===========================================================
                                               (in millions)
    Ultimate costs:
        Radiated structures                        $1,504
        Non-radiated structures                       274
    -----------------------------------------------------------
    Total                                          $1,778
    ===========================================================
                                               (in millions)
    Amount expensed in 1997                        $   18
    -----------------------------------------------------------
    Accumulated provisions:
        Balance in external trust funds            $  193
        Balance in internal reserves                   44
    -----------------------------------------------------------
    Total                                          $  237
    ===========================================================

    Significant assumptions:
        Inflation rate                               4.5%
        Trust earning rate                           7.0
    -----------------------------------------------------------

    Annual provisions for nuclear decommissioning are based on an annuity method as approved by the APSC. All of the company's decommissioning costs are approved for ratemaking.

Alabama Power Company 1997 Annual Report

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

Allowance For Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rate used to determine the amount of allowance was 5.8 percent in 1997 and 1996, and 7.1 percent in 1995. AFUDC, net of income tax, as a percent of net income after dividends on preferred stock was
0.8 percent in 1997, 1.1 percent in 1996 and 1.7 percent in 1995.

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

Financial Instruments

The company's only financial instruments for which the carrying amount did not approximate fair value at December 31 are as follows:

                                       Carrying         Fair
                                        Amount         Value
                                      -------------------------
                                             (in millions)

   Long-term debt:
     At December 31, 1997               $2,541         $2,638
     At December 31, 1996               $2,367         $2,420
   Preferred Securities:
     At December 31, 1997                  297            300
     At December 31, 1996                   97             94
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

Alabama Power Company 1997 Annual Report

"projected unit credit" actuarial method for financial reporting purposes.

Postretirement Benefits

The company also provides certain medical care and life insurance benefits for retired employees. Substantially all these employees may become eligible for these benefits when they retire. Amounts funded are primarily invested in debt and equity securities. In December 1993, the APSC issued an accounting policy statement which requires the company to externally fund net annual postretirement benefits.

    FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service."

Funded Status and Cost of Benefits

The funded status of the plans and reconciliation to amounts reflected in the Balance Sheets at December 31 are as follows:

                                          Pension
                                   -------------------
                                       1997      1996
                                    -------------------
                                       (in millions)

Actuarial present value of
  benefit obligations:
    Vested benefits                 $ 626     $  603
    Non-vested benefits                22         30
 ---------------------------------------------------------
Accumulated benefit obligation        648        633

Additional amounts related to
  projected salary increases          165        180
----------------------------------------------------------
Projected benefit obligation          813        813
Less:
  Fair value of plan assets         1,521      1,334
  Unrecognized net gain              (585)      (413)
  Unrecognized prior service cost      43         46
  Unrecognized transition asset       (35)       (40)
----------------------------------------------------------
Prepaid asset recognized in the
  Balance Sheets                   $  131      $ 114
==========================================================

                                           Postretirement
                                             Benefits
                                        ----------------------
                                          1997       1996
                                        ----------------------
                                           (in millions)
   Actuarial present value of
      benefit obligation:
        Retirees and dependents            $135      $116
        Employees eligible to retire         24        28
        Other employees                      93        98
   -----------------------------------------------------------
   Accumulated benefit obligation           252       242
   Less:
      Fair value of plan assets             135       108
      Unrecognized net loss                   3        15
      Unrecognized transition
        obligation                           61        65
   -----------------------------------------------------------
   Accrued liability recognized
      in the Balance Sheets                $ 53      $ 54
   ===========================================================

    The weighted average rates assumed in the actuarial calculations were:

                                1997       1996      1995
                              -------------------------------

   Discount                      7.5%       7.8%      7.3%
   Annual salary increase        5.0        5.3       4.8
   Long-term return on
      plan assets                8.5        8.5       8.5
   ----------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 8.8 percent for 1997, decreasing gradually to 5.5 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation as of December 31, 1997, by $21 million and the aggregate of the service and interest cost components of the net retiree cost by $2 million.

    Components of the plans' net cost are shown below:

                                                  Pension
   -------------------------------------------------------------------
                                          1997      1996       1995
                                         -----------------------------
                                                 (in millions)
   Benefits earned during
      the year                          $ 20.3   $  21.5    $  21.2
   Interest cost on projected
      benefit obligation                  58.4      59.5       54.3
   Actual (return) loss on plan
      assets                            (227.8)   (148.9)    (236.3)
   Net amortization and deferral         116.8      43.8      136.9
   -------------------------------------------------------------------
   Net pension cost (income)           $ (32.3)  $ (24.1)   $ (23.9)
 =====================================================================

Alabama Power Company 1997 Annual Report

         Of the above net pension income, $24.8 million in 1997, $20.3 million in 1996, and $17.1 million in 1995 were recorded as credits to operating expenses, and the remainder was recorded as credits to construction and other accounts.

                                             Postretirement
                                                Benefits
                                         --------------------
                                          1997   1996   1995
                                         ------------- ------
                                              (in millions)

Benefits earned during the year           $  4   $  5   $  7
Interest cost on accumulated
   benefit obligation                       18     17     18
Amortization of transition
   obligation                                4      4      7
Actual (return) loss on plan
   assets                                  (14)    (7)   (10)
Net amortization and deferral                7      2      5
-------------------------------------------------------------
Net postretirement costs                  $ 19   $ 21   $ 27
=============================================================

    Of the above net postretirement costs recorded, $16.3 million in 1997, $17.8 million in 1996, and $22.7 million in 1995 were charged to operating expenses and the remainder was charged to construction and other accounts.

Work Force Reduction Programs

The company has incurred additional costs for work force reduction programs. The costs related to these programs were $33 million, $26.7 million and $14.3 million for the years 1997, 1996 and 1995, respectively. In addition, certain costs of these programs were deferred and are being amortized in accordance with regulatory treatment. The unamortized balance of these costs was $19.3 million at December 31, 1997.

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

    In December 1995, the APSC issued an order authorizing the company to reduce balance sheet items -- such as plant and deferred charges -- at any time the company's actual base rate revenues exceed the budgeted revenues. In April 1997, the APSC issued an additional order authorizing the company to reduce balance sheet asset items. This order authorizes the reduction of such items up to an amount equal to five times the total estimated annual revenue reduction resulting from future rate reductions initiated by the company.

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

Alabama Power Company 1997 Annual Report

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

    If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings, as well as certain other contracts that reference these proceedings in determining return on common equity, and if refunds were ordered, the amount of refunds could range up to approximately $194 million at December 31, 1997 for Southern Company, of which the company's portion would be approximately $95 million. Although management believes that rates are not excessive and that refunds are not justified, the final outcome of this matter cannot now be determined.

Tax Litigation

In August 1997, Southern Company and the Internal Revenue Service entered into a settlement agreement related to tax issues for the years 1984 through 1987. The agreement is subject to the review and approval by the Joint Congressional Committee on Taxation. If approved by the Joint Committee, the agreement would resolve all issues in the case for the years before the U. S. Tax Court, resulting in a refund to the company of approximately $22 million. This amount includes interest of $14 million. The tax litigation was related to a timing issue as to when taxes should have been paid; therefore, only the interest portion will affect future income.

4.   CAPITAL BUDGET

The company's capital expenditures are currently estimated to total $615 million in 1998, $723 million in 1999, and $524 million in 2000. The capital budget is subject to periodic review and revision, and actual capital cost incurred may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth projections; changes in environmental regulations; changes in the existing nuclear plant to meet new regulatory requirements; increasing costs of labor, equipment, and materials; and cost of capital.

    The company will replace all six steam generators at Plant Farley at a total cost of approximately $234 million. Additionally, the company plans to construct and install 800 megawatts of new generating capacity and associated substation facilities at Plant Barry. The projected capital expenditures for this project amount to approximately $289 million.

    In addition, significant construction will continue related to transmission and distribution facilities and the upgrading of generating plants.

5.   FINANCING, INVESTMENT, AND
     COMMITMENTS

General

To the extent possible, the company's construction program is expected to be financed primarily from internal sources. Short-term debt is often utilized and the amounts available are discussed below. The company may issue additional long-term debt and preferred securities for debt maturities, redeeming higher-cost securities, and meeting additional capital requirements.

Financing

The ability of the company to finance its capital budget depends on the amount of funds generated internally and the funds it can raise by external financing. The company historically has relied on issuances of first mortgage bonds and preferred stock, in addition to pollution control revenue bonds issued for its benefit by public authorities, to meet its long-term external financing requirements. Recently, the company's financings have consisted of unsecured debt and trust preferred securities. In this regard, the company sought and obtained stockholder approval in 1997 to amend its corporate charter eliminating restrictions on the amounts of unsecured indebtedness it may incur. In order to issue additional debt and equity securities, the company must comply with

Alabama Power Company 1997 Annual Report

certain earnings coverage requirements designated in its mortgage indenture and corporate charter. The most restrictive of these provisions requires, for the issuance of additional first mortgage bonds, that before-income-tax earnings, as defined, cover pro forma annual interest charges on outstanding first mortgage bonds at least twice; and for the issuance of additional preferred stock, that gross income available for interest cover pro forma annual interest charges and preferred stock dividends at least one and one-half times. The company's coverages are at a level that would permit any necessary amount of security sales at current interest and dividend rates.

Bank Credit Arrangements

The company, along with Georgia Power Company, has entered into agreements with several banks outside the service area to provide $300 million of revolving credit to the companies through June 30, 1999. To provide liquidity support for commercial paper programs, the company and Georgia Power Company have exclusive right to $135 million and $165 million, respectively, of the available credit. However, the allocations can be changed among the borrowers by notifying the respective banks. The companies have the option of converting the short-term borrowings into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the companies' option. In addition, these agreements require payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

    Additionally, the company maintains committed lines of credit in the amount of $679 million (including $208 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) which expire at various times during 1998 and, in certain cases, provide for average annual compensating balances. Because the arrangements are based on an average balance, the company does not consider any of its cash balances to be restricted as of any specific date. Moreover, the company borrows from time to time pursuant to arrangements with banks for uncommitted lines of credit.

    At December 31, 1997, the company had regulatory approval to have outstanding up to $750 million of short-term borrowings.

Assets Subject to Lien

The company's mortgage, as amended and supplemented, securing the first mortgage bonds issued by the company, constitutes a direct lien on substantially all of the company's fixed property and franchises.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the company has entered into various long-term commitments for the procurement of fossil and nuclear fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels and other financial commitments. Total estimated long-term obligations at December 31, 1997, were as follows:

Year                                              Amounts
----                                        -----------------
                                               (in millions)
1998                                              $869
1999                                               632
2000                                               388
2001                                               377
2002                                               317
2003-2013                                        2,538
-------------------------------------------------------------
Total commitments                               $5,121
=============================================================

Operating Leases

The company has entered into coal rail car rental agreements with various terms and expiration dates. At December 31, 1997, estimated minimum rental commitments for noncancellable operating leases were as follows:


Year                                              Amounts
----                                        -----------------
                                               (in millions)
1998                                              $5.6
1999                                               5.6
2000                                               5.6
2001                                               5.6
2002                                               5.6
2003-2017                                         55.5
------------------------------------------------------------------
Total minimum payments                           $83.5
==================================================================

6.   JOINT OWNERSHIP AGREEMENTS

The company and Georgia Power Company own equally all of the outstanding capital stock of Southern Electric Generating Company (SEGCO), which owns electric

Alabama Power Company 1997 Annual Report

generating units with a total rated capacity of 1,020 megawatts, together with associated transmission facilities. The capacity of these units is sold equally to the company and Georgia Power Company under a contract which, in substance, requires payments sufficient to provide for the operating expenses, taxes, interest expense and a return on equity, whether or not SEGCO has any capacity and energy available. The company's share of expenses totaled $73 million in 1997, $75 million in 1996 and $71 million in 1995, and is included in "Purchased power from affiliates" in the Statements of Income.

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

    At December 31, 1997, the capitalization of SEGCO consisted of $50 million of equity and $72 million of long-term debt on which the annual interest requirement is $4.5 million. SEGCO paid dividends totaling $10.6 million in 1997, $10.1 million in 1996, and $7.6 million in 1995, of which one-half of each was paid to the company. SEGCO's net income was $8.5 million, $7.7 million, and $8.1 million for 1997, 1996 and 1995, respectively.

    The company's percentage ownership and investment in jointly-owned generating plants at December 31, 1997, follows:

                             Total
                            Megawatt         Company
     Facility (Type)        Capacity        Ownership
   -------------------    ------------    -------------

   Greene County               500            60.00%    (1)
      (coal)
   Plant Miller
      Units 1 and 2          1,320            91.84%    (2)
      (coal)
   =========================================================
(1)  Jointly owned with an affiliate, Mississippi Power Company.
(2)  Jointly owned with Alabama Electric Cooperative, Inc.


                             Company         Accumulated
        Facility           Investment        Depreciation
   -------------------    --------------    ---------------
                                    (in millions)

Greene County                $  93           $  40
Plant Miller
  Units 1 and 2                717             311
------------------------------------------------------------

7.   LONG-TERM POWER SALES AGREEMENTS

General

The company and the operating affiliates of Southern Company have entered into long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. These agreements -- expiring at various dates discussed below -- are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The company's capacity revenues amounted to $136 million in 1997, $151 million in 1996, and $157 million in 1995.

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

Alabama Power Company 1997 Annual Report

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

    In order to secure AMEA's advance payments and the company's performance obligation under the contracts, the company issued and delivered to an escrow agent first mortgage bonds representing the maximum amount of liquidated damages payable by the company in the event of a default under the contracts. No principal or interest is payable on such bonds unless and until a default by the company occurs. As the liquidated damages decline under the contracts, a portion of the bonds equal to the decreases are returned to the company. At December 31, 1997, $113.8 million of such bonds was held by the escrow agent under the contracts.

8.   INCOME TAXES

At December 31, 1997, the tax-related regulatory assets and liabilities were $385 million and $327 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

    Details of the federal and state income tax provisions are as follows:

                                       1997         1996         1995
                                    ------------------------------------
                                          (in thousands)
Total provision for income
taxes:
Federal--
  Currently payable                $197,159     $172,911      $166,105
  Deferred--
     current year                    32,884       (6,309)       43,493
     reversal of prior years        (44,300)      18,948       (15,817)
  Deferred investment tax
     credits                              -            -           (75)
------------------------------------------------------------------------
                                    185,743      185,550       193,706
-----------------------------------------------------------------------
State--
   Currently payable                 23,147       16,212        18,108
   Deferred--
     current year                     1,409          697         5,117
     reversal of prior years         (2,422)       3,249           (91)
------------------------------------------------------------------------
                                     22,134       20,158        23,134
Total                               207,877      205,708       216,840
Less income taxes credited
   to other income                  (12,351)     (22,400)      (14,142)
-------------------------------------------------------------------------
Total income taxes
   charged operations              $220,228     $228,108      $230,982
=========================================================================

    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:


                                              1997      1996
                                            -------------------
                                                 (in millions)
Deferred tax liabilities:
   Accelerated depreciation                  $  847        $  816
   Property basis differences                   463           466
   Premium on reacquired debt                    30            31
   Other                                         31            51
------------------------------------------------------------------
Total                                         1,371         1,364
------------------------------------------------------------------
Deferred tax assets:
Capacity prepayments                             31            34
Other deferred costs                             33            27
Postretirement benefits                          18            21
Unbilled revenue                                 16            15
Other                                            66            54
------------------------------------------------------------------
Total                                           164           151
------------------------------------------------------------------
Net deferred tax liabilities                  1,207         1,213
Portion included in current assets
 (liabilities), net                             (15)          (35)
------------------------------------------------------------------
 Accumulated deferred income taxes
   in the Balance Sheets                     $1,192        $1,178
===================================================================

Alabama Power Company 1997 Annual Report

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $11 million in 1997 and 1996, and $12 million in 1995. At December 31, 1997, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                      1997     1996     1995
                                     --------------------------
 Federal statutory rate               35.0%    35.0%    35.0%
 State income tax,
   net of federal deduction            2.4      2.2      2.5
 Non-deductible book
   depreciation                        1.5      1.5      1.6
 Differences in prior years'
   deferred and current tax rates     (2.3)    (1.6)    (1.8)
 Other                                (1.9)    (3.0)    (1.4)
 --------------------------------------------------------------
 Effective income tax rate            34.7%    34.1%    35.9%
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

10.  OTHER LONG-TERM DEBT

Details of other long-term debt at December 31 are as follows:

                                          1997           1996
                                   --------------------------
                                        (in thousands)
   Obligations incurred in
     connection with the
     sale of pollution control
     revenue bonds by public
     authorities-
       Collateralized -
          5.5% to 6.5 % due
            2023-2024                 $223,040      $223,040
          Variable rates (4.1%
          to 4.8% at 1/1/98)
          due 2015-2017                 89,800        89,800
    Non-collateralized -
          7.25% due 2003                 1,000         1,000
          5.8% due 2022                  9,800         9,800
          Variable rates (4.50%
          to 5.9% at 1/1/98)
          due 2021 - 2022              217,500       152,500
-------------------------------------------------------------
                                       541,140       476,140
Capitalized lease obligations            7,105         8,056
Long-term senior notes -
  7.125% due 2047                      193,800             -
-------------------------------------------------------------
Total                                 $742,045      $484,196
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

   The estimated aggregate annual maturities of other long-term debt through 2001 are as follows: $1.0 million in 1998, $1.2 million in 1999, $1.1 million in 2000, $1.0 million in 2001 and $1.1 million in 2002.

Alabama Power Company 1997 Annual Report

11.   SECURITIES DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt and preferred stock due within one year at December 31 is as follows:

                                               1997        1996
                                        ------------------------
                                                (in thousands)
    Bond improvement fund
       requirements                         $18,450    $ 19,410
    First mortgage bond maturities
       and redemptions                       55,895         391
    Other long-term debt maturities
       (Note 10)                                991         952
    ------------------------------------------------------------
    Total long-term debt due within
       one year                              75,336      20,753
    ------------------------------------------------------------
    Preferred stock to be reacquired              -     100,000
    ------------------------------------------------------------
    Total                                   $75,336    $120,753
    ============================================================

    The annual first mortgage bond improvement fund requirement is 1 percent of the aggregate principal amount of bonds of each series authenticated, so long as a portion of that series is outstanding, and may be satisfied by the deposit of cash and/or reacquired bonds, the certification of unfunded property additions or a combination thereof. The 1998 requirement of $18.5 million was satisfied by the deposit of cash in 1998, all of which was used for the redemption of outstanding first mortgage bonds. Also in early 1998, the company redeemed $5.9 million first mortgage bonds and retired $50 million first mortgage bonds. Scheduled maturities amount to $991 thousand in connection with capitalized office building leases and a street light lease.

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

    The company is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium assessment in the event that losses exceed accumulated reserve funds. The company's maximum annual assessment per incident is limited to $8 million under the current policy.

    Additionally, the company has policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million primary coverage. This excess insurance is also provided by NEIL.

    NEIL also covers the additional cost that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can be insured against increased cost of replacement power in an amount up to $3.5 million per week (starting 17 weeks after the outage) for one year and up to $2.8 million per week for the second and third years.

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum annual assessments per incident under current policies for the company would be $10 million for excess property damage and $8 million for replacement power.

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

Alabama Power Company 1997 Annual Report

    All retrospective assessments, whether generated for liability, property or replacement power may be subject to applicable state premium taxes.

13.   COMMON STOCK DIVIDEND
      RESTRICTIONS

The company's first mortgage bond indenture contains various common stock dividend restrictions that remain in effect as long as the bonds are outstanding. At December 31, 1997, retained earnings of $796 million were restricted against the payment of cash dividends on common stock under terms of the mortgage indenture.

14.   QUARTERLY FINANCIAL INFORMATION
      (Unaudited)

Summarized quarterly financial data for 1997 and 1996 are as follows:
                                                     Net Income
                                                       After
                                                     Dividends
       Quarter            Operating    Operating    on Preferred
        Ended             Revenues      Income         Stock
 -------------------    -----------------------------------------
                                     (in thousands)

 March 1997                $704,768     $123,455    $   57,807
 June 1997                  728,089      125,750        63,137
 September 1997             962,446      249,487       191,800
 December 1997              753,808      128,511        63,195

 March 1996                $732,809     $142,052    $   73,159
 June 1996                  779,587      151,673        95,778
 September 1996             913,308      222,523       152,589
 December 1996              695,071      100,390        49,964
 ----------------------------------------------------------------
The company's business is influenced by seasonal weather conditions.


SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1997 Annual Report


===================================================================================================================================
                                                                                               1997            1996           1995
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                        $3,149,111      $3,120,775     $3,024,774
Net Income after Dividends
     on Preferred Stock (in thousands)                                                     $375,939        $371,490       $360,894
Cash Dividends on Common Stock (in thousands)                                              $339,600        $347,500       $285,000
Return on Average Common Equity (percent)                                                     13.76           13.75          13.61
Total Assets (in thousands)                                                              $8,812,867      $8,733,846     $8,744,360
Gross Property Additions (in thousands)                                                    $451,167        $425,024       $551,781
-----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                      $2,750,569      $2,714,277     $2,690,374
Preferred stock                                                                             255,512         340,400        440,400
Preferred stock subject to mandatory redemption                                                   -               -              -
Subsidiary obligated mandatorily redeemable preferred securities                            297,000          97,000              -
Long-term debt                                                                            2,473,202       2,354,006      2,374,948
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            $5,776,283      $5,505,683     $5,505,722
===================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                            47.6            49.3           48.9
Preferred stock                                                                                 4.4             6.2            8.0
Company obligated mandatorily redeemable preferred securities                                   5.2             1.7            -
Long-term debt                                                                                 42.8            42.8           43.1
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                                 100.0           100.0          100.0
===================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                            -               -              -
Retired                                                                                      74,951          83,797              -
Company Obligated Mandatorily Redeemable Preferred
     Securities (in thousands):
Issued                                                                                      200,000          97,000              -
Preferred Stock (in thousands):
Issued                                                                                            -               -              -
Retired                                                                                     184,888               -              -
-----------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                     A1              A1             A1
     Standard and Poor's                                                                         A+              A+             A+
     Duff & Phelps                                                                              AA-             AA-             A+
Preferred Stock -
     Moody's                                                                                     a2              a2             a2
     Standard and Poor's                                                                          A               A              A
     Duff & Phelps                                                                               A+              A+              A
-----------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                               1,092,161       1,073,559      1,058,197
Commercial                                                                                  177,362         171,827        166,480
Industrial                                                                                    5,076           5,100          5,338
Other                                                                                           728             732            725
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                     1,275,327       1,251,218      1,230,740
===================================================================================================================================
Employees (year-end)                                                                          6,531           6,865          7,261




SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1997 Annual Report

===================================================================================================================================
                                                                                               1994            1993           1992
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                        $2,935,142      $3,007,609     $2,846,840
Net Income after Dividends
     on Preferred Stock (in thousands)                                                     $356,338        $346,494       $338,555
Cash Dividends on Common Stock (in thousands)                                              $268,000        $252,900       $273,300
Return on Average Common Equity (percent)                                                     13.86           13.94          14.02
Total Assets (in thousands)                                                              $8,459,217      $8,248,683     $6,593,618
Gross Property Additions (in thousands)                                                    $536,785        $435,843       $367,463
-----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                      $2,614,405      $2,526,348     $2,443,493
Preferred stock                                                                             440,400         440,400        489,400
Preferred stock subject to mandatory redemption                                                   -               -              -
Subsidiary obligated mandatorily redeemable preferred securities                                  -               -              -
Long-term debt                                                                            2,455,013       2,362,852      2,202,473
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            $5,509,818      $5,329,600     $5,135,366
===================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                            47.4            47.4           47.6
Preferred stock                                                                                 8.0             8.3            9.5
Company obligated mandatorily redeemable preferred securities                                     -               -              -
Long-term debt                                                                                 44.6            44.3           42.9
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                                 100.0           100.0          100.0
===================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                      150,000         860,000        745,000
Retired                                                                                      20,387         699,788        931,797
Company Obligated Mandatorily Redeemable Preferred
     Securities (in thousands):
Issued                                                                                            -               -              -
Preferred Stock (in thousands):
Issued                                                                                            -         158,000        150,000
Retired                                                                                           -         207,000        145,000
-----------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                     A1              A1             A1
     Standard and Poor's                                                                          A               A              A
     Duff & Phelps                                                                               A+              A+              A
Preferred Stock -
     Moody's                                                                                     a2              a2             a2
     Standard and Poor's                                                                         A-              A-             A-
     Duff & Phelps                                                                               A-              A-             A-
-----------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                               1,042,974       1,027,130      1,012,294
Commercial                                                                                  162,239         157,337        152,530
Industrial                                                                                    5,341           5,391          5,434
Other                                                                                           716             713            704
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                     1,211,270       1,190,571      1,170,962
===================================================================================================================================
Employees (year-end)                                                                          7,996           8,009          8,116



                                       II-84A

SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1997 Annual Report

===================================================================================================================================
                                                                                               1991            1990           1989
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                        $2,846,794      $2,722,424     $2,629,354
Net Income after Dividends
     on Preferred Stock (in thousands)                                                     $339,666        $312,803       $311,146
Cash Dividends on Common Stock (in thousands)                                              $232,900        $220,800       $217,300
Return on Average Common Equity (percent)                                                     14.55           14.00          14.53
Total Assets (in thousands)                                                              $6,549,462      $6,362,293     $6,279,431
Gross Property Additions (in thousands)                                                    $397,011        $444,680       $459,199
-----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                      $2,387,198      $2,280,590     $2,188,811
Preferred stock                                                                             484,400         484,400        484,400
Preferred stock subject to mandatory redemption                                                   -          12,500         17,500
Subsidiary obligated mandatorily redeemable preferred securities                                  -               -              -
Long-term debt                                                                            2,382,635       2,397,931      2,435,129
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            $5,254,233      $5,175,421     $5,125,840
===================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                            45.4            44.1           42.7
Preferred stock                                                                                 9.2             9.6            9.8
Company obligated mandatorily redeemable preferred securities                                     -               -              -
Long-term debt                                                                                 45.4            46.3           47.5
-----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                                 100.0           100.0          100.0
===================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                      250,000               -              -
Retired                                                                                     227,695          33,122         75,650
Company Obligated Mandatorily Redeemable Preferred
     Securities (in thousands):
Issued                                                                                            -               -              -
Preferred Stock (in thousands):
Issued                                                                                            -               -              -
Retired                                                                                      17,500           5,000          5,000
-----------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                     A1              A1             A1
     Standard and Poor's                                                                          A               A              A
     Duff & Phelps                                                                                A               A              A
Preferred Stock -
     Moody's                                                                                     a2              a2             a2
     Standard and Poor's                                                                         A-              A-             A-
     Duff & Phelps                                                                               A-              A-             A-
-----------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                                 997,585         985,566        974,622
Commercial                                                                                  148,228         144,340        141,265
Industrial                                                                                    5,496           5,322          5,200
Other                                                                                           697             690            684
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                     1,152,006       1,135,918      1,121,771
===================================================================================================================================
Employees (year-end)                                                                          8,513           9,473          9,698



                                       II-84B


SELECTED FINANCIAL AND OPERATING DATA
Alabama Power Company 1997 Annual Report

=====================================================================================================================
                                                                                                 1988           1987
---------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                          $2,476,626     $2,574,634
Net Income after Dividends
     on Preferred Stock (in thousands)                                                       $283,475       $257,239
Cash Dividends on Common Stock (in thousands)                                                $212,700       $201,100
Return on Average Common Equity (percent)                                                       14.03          13.56
Total Assets (in thousands)                                                                $6,180,945     $5,912,000
Gross Property Additions (in thousands)                                                      $643,892       $600,589
---------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                        $2,094,815     $1,946,747
Preferred stock                                                                               484,400        384,400
Preferred stock subject to mandatory redemption                                                22,500         27,500
Subsidiary obligated mandatorily redeemable preferred securities                                    -              -
Long-term debt                                                                              2,496,492      2,386,258
---------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                              $5,098,207     $4,744,905
=====================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                              41.1           41.0
Preferred stock                                                                                   9.9            8.7
Company obligated mandatorily redeemable preferred securities                                       -              -
Long-term debt                                                                                   49.0           50.3
---------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                                   100.0          100.0
=====================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                        150,000        200,000
Retired                                                                                        42,445        108,082
Company Obligated Mandatorily Redeemable Preferred
     Securities (in thousands):
Issued                                                                                              -              -
Preferred Stock (in thousands):
Issued                                                                                        100,000              -
Retired                                                                                         2,500          5,000
---------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                       A1             A1
     Standard and Poor's                                                                            A              A
     Duff & Phelps                                                                                  6              6
Preferred Stock -
     Moody's                                                                                       a2             a2
     Standard and Poor's                                                                           A-             A-
     Duff & Phelps                                                                                  7              7
---------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                                   964,581        950,101
Commercial                                                                                    137,955        134,533
Industrial                                                                                      5,120          4,955
Other                                                                                             678            713
---------------------------------------------------------------------------------------------------------------------
Total                                                                                       1,108,334      1,090,302
=====================================================================================================================
Employees (year-end)                                                                           10,302         10,457

                                       II-84C

SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1997 Annual Report
===================================================================================================================================
                                                                                               1997            1996           1995
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                                $997,507        $998,806       $997,069
Commercial                                                                                  724,148         696,453        670,453
Industrial                                                                                  775,591         759,628        805,596
Other                                                                                        13,563          13,729         13,619
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                              2,510,809       2,468,616      2,486,737
Sales for resale - non-affiliates                                                           431,023         391,669        370,140
Sales for resale - affiliates                                                               161,795         216,620        127,730
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                                  3,103,627       3,076,905      2,984,607
Other revenues                                                                               45,484          43,870         40,167
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    $3,149,111      $3,120,775     $3,024,774
===================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                              14,336,408      14,593,761     14,383,231
Commercial                                                                               11,330,312      10,904,476     10,043,220
Industrial                                                                               20,727,912      19,999,258     19,862,577
Other                                                                                       180,389         192,573        186,848
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                             46,575,021      45,690,068     44,475,876
Sales for resale - non-affiliates                                                        11,893,905       9,491,237      8,046,189
Sales for resale - affiliates                                                             8,993,326      10,292,066      6,705,174
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    67,462,252      65,473,371     59,227,239
===================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                                    6.96            6.84           6.93
Commercial                                                                                     6.39            6.39           6.68
Industrial                                                                                     3.74            3.80           4.06
Total retail                                                                                   5.39            5.40           5.59
Sales for resale                                                                               2.84            3.07           3.38
Total sales                                                                                    4.60            4.70           5.04
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                                            13,254          13,705         13,686
Residential Average Annual Revenue
 Per Customer                                                                               $922.21         $937.95        $948.71
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                                      11,151          11,151         10,831
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                                        8,478           8,413          7,958
Summer                                                                                        9,778           9,912         10,090
Annual Load Factor (percent) (Note 2)                                                          62.7            61.3           59.2
Plant Availability (percent):
Fossil-steam                                                                                   86.3            86.6           88.3
Nuclear                                                                                        88.8            90.5           81.1
-----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                           66.0            67.0           67.1
Nuclear                                                                                        18.0            18.5           17.1
Hydro                                                                                           7.6             7.1            7.0
Oil and gas                                                                                     0.7             0.4            0.4
Purchased power -
     From non-affiliates                                                                        2.3             2.4            2.7
     From affiliates                                                                            5.4             4.6            5.7
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                         100.0           100.0          100.0
===================================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                                           9,984          10,035         10,025
Cost of fuel per million BTU (cents)                                                         148.61          147.09         148.68
Average cost of fuel per net kilowatt-hour generated (cents)                                   1.48            1.48           1.49
===================================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.


SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1997 Annual Report
===================================================================================================================================
                                                                                               1994            1993           1992
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                                $913,146        $947,277       $845,660
Commercial                                                                                  647,202         634,895        589,816
Industrial                                                                                  803,587         832,938        800,311
Other                                                                                        13,515          13,344         12,734
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                              2,377,450       2,428,454      2,248,521
Sales for resale - non-affiliates                                                           354,760         364,105        407,791
Sales for resale - affiliates                                                               164,762         181,975        158,088
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                                  2,896,972       2,974,534      2,814,400
Other revenues                                                                               38,170          33,075         32,440
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    $2,935,142      $3,007,609     $2,846,840
===================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                              13,183,147      13,185,062     12,069,268
Commercial                                                                                9,645,798       9,185,462      8,629,869
Industrial                                                                               19,479,364      18,595,237     18,260,274
Other                                                                                       185,876         181,673        176,798
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                             42,494,185      41,147,434     39,136,209
Sales for resale - non-affiliates                                                         6,775,176       7,143,672      8,382,571
Sales for resale - affiliates                                                             8,432,533       8,081,324      7,210,697
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    57,701,894      56,372,430     54,729,477
===================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                                    6.93            7.18           7.01
Commercial                                                                                     6.71            6.91           6.83
Industrial                                                                                     4.13            4.48           4.38
Total retail                                                                                   5.59            5.90           5.75
Sales for resale                                                                               3.42            3.59           3.63
Total sales                                                                                    5.02            5.28           5.14
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                                            12,746          12,936         12,017
Residential Average Annual Revenue
 Per Customer                                                                               $882.88         $929.36        $842.00
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                                      10,431          10,431         10,431
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                                        8,217           7,152          7,077
Summer                                                                                        9,028           9,457          8,801
Annual Load Factor (percent) (Note 2)                                                          62.2            58.6           59.6
Plant Availability (percent):
Fossil-steam                                                                                   86.9            89.7           88.9
Nuclear                                                                                        92.5            86.6           80.2
-----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                           62.9            63.9           64.3
Nuclear                                                                                        21.7            20.1           19.0
Hydro                                                                                           8.4             6.9            8.5
Oil and gas                                                                                       *               *              *
Purchased power -
     From non-affiliates                                                                        1.3             1.1            1.2
     From affiliates                                                                            5.7             8.0            7.0
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                         100.0           100.0          100.0
===================================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                                           9,961          10,003         10,000
Cost of fuel per million BTU (cents)                                                         157.62          173.66         164.57
Average cost of fuel per net kilowatt-hour generated (cents)                                   1.57            1.74           1.65
===================================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.


                                       II-86A

SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1997 Annual Report
===================================================================================================================================
                                                                                               1991            1990           1989
-----------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                                $864,347        $825,645       $781,982
Commercial                                                                                  582,730         551,634        533,487
Industrial                                                                                  790,224         777,580        762,274
Other                                                                                        12,662          12,103         11,743
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                              2,249,963       2,166,962      2,089,486
Sales for resale - non-affiliates                                                           407,912         434,996        409,202
Sales for resale - affiliates                                                               159,375          93,473        104,488
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                                  2,817,250       2,695,431      2,603,176
Other revenues                                                                               29,544          26,993         26,178
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    $2,846,794      $2,722,424     $2,629,354
===================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                              12,324,898      11,996,794     11,346,736
Commercial                                                                                8,526,131       8,201,534      7,915,685
Industrial                                                                               17,511,579      17,713,153     17,360,791
Other                                                                                       174,760         170,420        166,485
-----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                             38,537,368      38,081,901     36,789,697
Sales for resale - non-affiliates                                                         8,810,442      10,277,060     10,292,329
Sales for resale - affiliates                                                             7,784,285       4,519,275      5,048,743
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    55,132,095      52,878,236     52,130,769
===================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                                    7.01            6.88           6.89
Commercial                                                                                     6.83            6.73           6.74
Industrial                                                                                     4.51            4.39           4.39
Total retail                                                                                   5.84            5.69           5.68
Sales for resale                                                                               3.42            3.57           3.35
Total sales                                                                                    5.11            5.10           4.99
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                                            12,435          12,256         11,717
Residential Average Annual Revenue
 Per Customer                                                                               $872.04         $843.50        $807.50
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                                      10,539           9,879          9,879
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                                        6,586           6,293          7,264
Summer                                                                                        8,627           8,878          8,256
Annual Load Factor (percent) (Note 2)                                                          59.9            57.4           59.5
Plant Availability (percent):
Fossil-steam                                                                                   93.1            92.2           90.7
Nuclear                                                                                        87.0            86.5           83.1
-----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                           61.5            57.0           54.1
Nuclear                                                                                        20.8            21.6           21.0
Hydro                                                                                           8.2             8.7           11.0
Oil and gas                                                                                       *             0.1            0.1
Purchased power -
     From non-affiliates                                                                        1.6             0.9            1.8
     From affiliates                                                                            7.9            11.7           12.0
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                         100.0           100.0          100.0
===================================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                                           9,985          10,072         10,061
Cost of fuel per million BTU (cents)                                                         170.49          171.55         172.20
Average cost of fuel per net kilowatt-hour generated (cents)                                   1.70            1.73           1.73
===================================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.




                                       II-86B

SELECTED FINANCIAL AND OPERATING DATA (continued)
Alabama Power Company 1997 Annual Report
====================================================================================================================
                                                                                               1988            1987
--------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                                $761,805        $759,957
Commercial                                                                                  510,910         501,088
Industrial                                                                                  738,755         721,298
Other                                                                                        11,255          10,968
--------------------------------------------------------------------------------------------------------------------
Total retail                                                                              2,022,725       1,993,311
Sales for resale - non-affiliates                                                           355,362         443,880
Sales for resale - affiliates                                                                76,691         118,746
--------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                                  2,454,778       2,555,937
Other revenues                                                                               21,848          18,697
--------------------------------------------------------------------------------------------------------------------
Total                                                                                    $2,476,626      $2,574,634
====================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                              11,332,285      11,149,225
Commercial                                                                                7,711,092       7,476,924
Industrial                                                                               16,881,342      15,969,075
Other                                                                                       165,122         159,422
--------------------------------------------------------------------------------------------------------------------
Total retail                                                                             36,089,841      34,754,646
Sales for resale - non-affiliates                                                         7,905,750      10,523,554
Sales for resale - affiliates                                                             3,551,142       4,963,997
--------------------------------------------------------------------------------------------------------------------
Total                                                                                    47,546,733      50,242,197
====================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                                    6.72            6.82
Commercial                                                                                     6.63            6.70
Industrial                                                                                     4.38            4.52
Total retail                                                                                   5.60            5.74
Sales for resale                                                                               3.77            3.63
Total sales                                                                                    5.16            5.09
Residential Average Annual Kilowatt-Hour
 Use Per Customer                                                                            11,839          11,848
Residential Average Annual Revenue
 Per Customer                                                                               $795.84         $807.61
Plant Nameplate Capacity Ratings (Note 1)
 (year-end) (megawatts)                                                                       9,279           9,337
Territorial Peak-Hour Demand (megawatts) (Note 2):
Winter                                                                                        6,377           6,138
Summer                                                                                        7,991           7,886
Annual Load Factor (percent) (Note 2)                                                          59.6            58.3
Plant Availability (percent):
Fossil-steam                                                                                   91.3            90.2
Nuclear                                                                                        91.9            83.3
--------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                           53.9            52.5
Nuclear                                                                                        26.1            21.7
Hydro                                                                                           4.8             6.3
Oil and gas                                                                                     0.1             0.2
Purchased power -
     From non-affiliates                                                                        0.5             0.2
     From affiliates                                                                           14.6            19.1
--------------------------------------------------------------------------------------------------------------------
Total                                                                                         100.0           100.0
====================================================================================================================
Total Fuel Economy Data (Note 1):
BTU per net kilowatt-hour generated                                                          10,137          10,214
Cost of fuel per million BTU (cents)                                                         168.21          176.72
Average cost of fuel per net kilowatt-hour generated (cents)                                   1.71            1.80
====================================================================================================================
Notes:
(1)  Generating capacity and fuel data includes Alabama Power Company's 50% portion of SEGCO.
(2)  Includes Southeastern Power Administration allotment.
 *  Less than one-tenth of one percent.


                                       II-86C



STATEMENTS OF INCOME
Alabama Power Company

================================================================================================================================
For the Years Ended December 31,                                                        1997             1996              1995
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                          $2,987,316       $2,904,155        $2,897,044
Revenues from affiliates                                                             161,795          216,620           127,730
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           3,149,111        3,120,775         3,024,774
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                               896,014          877,076           791,819
  Purchased power from non-affiliates                                                 41,795           36,813            30,065
  Purchased power from affiliates                                                     95,538           91,500           112,826
  Proceeds from settlement of disputed contracts                                           -                -                 -
  Other                                                                              510,203          505,884           501,876
Maintenance                                                                          242,691          258,482           243,218
Depreciation and amortization                                                        330,377          320,102           303,050
Taxes other than income taxes                                                        185,062          186,172           185,620
Federal and state income taxes                                                       220,228          228,108           230,982
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           2,521,908        2,504,137         2,399,456
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                     627,203          616,638           625,318
Other Income (Expense):
Allowance for equity funds used during construction                                        -                -             1,649
Income from subsidiary                                                                 4,266            3,851             4,051
Charitable foundation                                                                      -           (6,800)          (11,542)
Interest income                                                                       37,844           28,318            13,768
Other, net                                                                           (38,522)         (39,053)          (21,536)
Income taxes applicable to other income                                               12,351           22,400            14,142
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                       643,142          625,354           625,850
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                           167,172          169,390           180,714
Allowance for debt funds used during construction                                     (4,787)          (6,480)           (7,067)
Interest on interim obligations                                                       22,787           20,617            16,917
Amortization of debt discount, premium, and expense, net                               9,645            9,508            20,259
Other interest charges                                                                36,037           27,510            27,064
Distributions on preferred securities of
    Alabama Power Capital Trust I                                                     21,763            6,717                 -
--------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                 252,617          227,262           237,887
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           390,525          398,092           387,963
Dividends on Preferred Stock                                                          14,586           26,602            27,069
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                     $  375,939       $  371,490        $  360,894
================================================================================================================================



STATEMENTS OF INCOME
Alabama Power Company

============================================================================================================================
For the Years Ended December 31,                                                        1994            1993           1992
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                          $2,770,380      $2,825,634     $2,688,752
Revenues from affiliates                                                             164,762         181,975        158,088
----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           2,935,142       3,007,609      2,846,840
----------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                               801,948         877,099        794,438
  Purchased power from non-affiliates                                                 15,158          15,230         14,242
  Purchased power from affiliates                                                    100,888         120,330        107,230
  Proceeds from settlement of disputed contracts                                           -          (2,568)          (641)
  Other                                                                              458,917         473,383        446,477
Maintenance                                                                          262,102         252,506        237,071
Depreciation and amortization                                                        292,420         290,310        280,881
Taxes other than income taxes                                                        183,425         178,997        172,095
Federal and state income taxes                                                       224,280         207,210        201,925
 ---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           2,339,138       2,412,497      2,253,718
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                     596,004         595,112        593,122
Other Income (Expense):
Allowance for equity funds used during construction                                    3,239           3,260          2,071
Income from subsidiary                                                                 3,588           4,127          4,635
Charitable foundation                                                                (13,500)         (3,000)        (6,887)
Interest income                                                                       16,944          20,775         14,804
Other, net                                                                           (30,569)        (24,420)       (11,019)
Income taxes applicable to other income                                               16,834          10,239          8,947
----------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                       592,540         606,093        605,673
----------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                           178,045         184,861        206,871
Allowance for debt funds used during construction                                     (3,548)         (2,992)        (2,416)
Interest on interim obligations                                                        5,939           3,760          3,704
Amortization of debt discount, premium, and expense, net                               9,623           8,937          4,392
Other interest charges                                                                19,908          35,474         19,381
Distributions on preferred securities of
    Alabama Power Capital Trust I                                                          -               -              -
----------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                 209,967         230,040        231,932
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           382,573         376,053        373,741
Dividends on Preferred Stock                                                          26,235          29,559         35,186
----------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                     $  356,338      $  346,494     $  338,555
============================================================================================================================

                                     II-88A

STATEMENTS OF INCOME
Alabama Power Company

============================================================================================================================
For the Years Ended December 31,                                                        1991            1990           1989
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                          $2,687,419      $2,628,951     $2,524,866
Revenues from affiliates                                                             159,375          93,473        104,488
----------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           2,846,794       2,722,424      2,629,354
----------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                               812,667         756,501        712,453
  Purchased power from non-affiliates                                                 21,080          11,185         28,272
  Purchased power from affiliates                                                    119,602         165,982        163,267
  Proceeds from settlement of disputed contracts                                     (14,819)              -              -
  Other                                                                              435,908         411,559        380,536
Maintenance                                                                          229,114         215,304        202,633
Depreciation and amortization                                                        271,433         262,817        247,973
Taxes other than income taxes                                                        169,639         163,567        154,398
Federal and state income taxes                                                       200,612         185,954        188,507
---------------------------------------------------------------------------------------------  -------------- --------------
Total operating expenses                                                           2,245,236       2,172,869      2,078,039
----------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                     601,558         549,555        551,315
Other Income (Expense):
Allowance for equity funds used during construction                                    2,368          25,487         29,515
Income from subsidiary                                                                 4,576           4,182          3,750
Charitable foundation                                                                 (6,500)        (17,500)       (25,000)
Interest income                                                                       14,356          12,006         10,871
Other, net                                                                            (9,926)         (8,235)        (4,313)
Income taxes applicable to other income                                                7,523          11,081         13,629
----------------------------------------------------------------------------------------------  -------------- --------------
Income Before Interest Charges                                                       613,955         576,576        579,767
----------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                           214,107         221,527        230,046
Allowance for debt funds used during construction                                     (6,903)        (23,339)       (27,627)
Interest on interim obligations                                                       13,385          10,252          9,098
Amortization of debt discount, premium, and expense, net                               2,634           3,706          4,469
Other interest charges                                                                14,927          13,115         13,112
Distributions on preferred securities of
    Alabama Power Capital Trust I                                                          -               -              -
-----------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                 238,150         225,261        229,098
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                                           375,805         351,315        350,669
Dividends on Preferred Stock                                                          36,139          38,512         39,523
-----------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                     $  339,666      $  312,803     $  311,146
=============================================================================================================================


                                     II-88B

STATEMENTS OF INCOME
Alabama Power Company

=============================================================================================================
For the Years Ended December 31,                                                       1988            1987
-------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)
Operating Revenues:
Revenues                                                                          $2,399,935      $2,455,888
Revenues from affiliates                                                              76,691         118,746
 ------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           2,476,626       2,574,634
-------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
  Fuel                                                                               676,423         696,763
  Purchased power from non-affiliates                                                  8,407           6,703
  Purchased power from affiliates                                                    185,390         257,052
  Proceeds from settlement of disputed contracts                                           -               -
  Other                                                                              400,879         410,575
Maintenance                                                                          197,225         199,617
Depreciation and amortization                                                        225,123         212,072
Taxes other than income taxes                                                        148,681         141,422
Federal and state income taxes                                                       143,614         190,575
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           1,985,742       2,114,779
-------------------------------------------------------------------------------------------------------------
Operating Income                                                                     490,884         459,855
Other Income (Expense):
Allowance for equity funds used during construction                                   39,047          27,663
Income from subsidiary                                                                 3,302           3,440
Charitable foundation                                                                      -               -
Interest income                                                                        9,914           7,044
Other, net                                                                           (13,694)           (816)
Income taxes applicable to other income                                                8,034             849
 -------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                       537,487         498,035
-------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                           225,522         205,824
Allowance for debt funds used during construction                                    (31,830)        (24,235)
Interest on interim obligations                                                        5,714           7,221
Amortization of debt discount, premium, and expense, net                               4,411           4,405
Other interest charges                                                                13,715          14,662
Distributions on preferred securities of
    Alabama Power Capital Trust I                                                          -               -
-------------------------------------------------------------------------------------------------------------
Net interest charges                                                                 217,532         207,877
-------------------------------------------------------------------------------------------------------------
Net Income                                                                           319,955         290,158
Dividends on Preferred Stock                                                          36,480          32,919
-------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                     $  283,475      $  257,239
=============================================================================================================

                                     II-88C


STATEMENTS OF CASH FLOWS
Alabama Power Company

------------------------------------------------------------------------------------------------------------------------------
For the Years Ended December 31,                                                          1997           1996            1995
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                          $  390,525     $  398,092      $  387,963
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                 394,572        383,438         371,382
         Deferred income taxes, net                                                    (12,429)        16,585          32,702
         Deferred investment tax credits, net                                                -              -             (75)
         Allowance for equity funds used during construction                                 -              -          (1,649)
         Non-cash proceeds from settlement of disputed contracts                             -              -               -
         Other, net                                                                    (11,353)         6,247             459
         Changes in certain current assets and liabilities --
            Receivables, net                                                           (30,268)         3,958         (54,209)
            Inventories                                                                 13,709         36,234          18,425
            Payables                                                                    (9,745)         1,006         (63,656)
            Taxes accrued                                                                6,191         (5,756)            551
            Energy cost recovery, retail                                                 7,108         25,771           1,177
            Other                                                                        7,127          8,205          16,890
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            755,437        873,780         709,960
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (451,167)      (425,024)       (551,781)
Sales of property                                                                            -              -               -
Other                                                                                  (51,791)       (61,119)        (53,321)
------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (502,958)      (486,143)       (605,102)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Company obligated mandatorily redeemable preferred securities                     200,000         97,000               -
     Preferred stock                                                                         -              -               -
     First mortgage bonds                                                                    -              -               -
     Pollution control bonds                                                           258,800         21,000         131,500
     Other long-term debt                                                                    -              -               -
     Capital contributions from parent company                                               -              -               -
     Prepaid capacity revenues                                                               -              -               -
Retirements:
     Preferred stock                                                                  (184,888)             -               -
     First mortgage bonds                                                              (74,951)       (83,797)              -
     Pollution control bonds                                                                 -        (21,000)       (131,500)
     Other long-term debt                                                                 (951)          (907)           (791)
Interim obligations, net                                                               (57,971)       (25,163)        210,134
Payment of preferred stock dividends                                                   (22,524)       (26,665)        (27,118)
Payment of common stock dividends                                                     (339,600)      (347,500)       (285,000)
Miscellaneous                                                                          (16,024)        (3,634)         (4,143)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                (238,109)      (390,666)       (106,918)
------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                                      14,370         (3,029)         (2,060)
Cash at Beginning of Year                                                                9,587         12,616          14,676
------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                                 $   23,957     $    9,587      $   12,616
==============================================================================================================================
( ) Denotes use of cash.


STATEMENTS OF CASH FLOWS
Alabama Power Company

================================================================================================================================
For the Years Ended December 31,                                                           1994            1993            1992
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                          $   382,573    $    376,053    $    373,741
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                  359,791         356,499         338,421
         Deferred income taxes, net                                                     (32,612)         35,100          23,514
         Deferred investment tax credits, net                                                (1)         (2,106)              -
         Allowance for equity funds used during construction                             (3,239)         (3,260)         (2,071)
         Non-cash proceeds from settlement of disputed contracts                              -               -            (641)
         Other, net                                                                      28,656          36,493          (2,657)
         Changes in certain current assets and liabilities --
            Receivables, net                                                             19,390          19,215         (11,010)
            Inventories                                                                 (38,946)         51,630          12,704
            Payables                                                                    (21,240)         31,544           2,158
            Taxes accrued                                                                 6,856          (9,959)        (21,120)
            Energy cost recovery, retail                                                 16,907         (56,128)         45,509
            Other                                                                       (14,235)        (21,110)         10,629
 --------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                             703,900         813,971         769,177
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                               (536,785)       (435,843)       (367,463)
Sales of property                                                                             -               -          43,556
Other                                                                                   (26,632)           (741)        (13,379)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                 (563,417)       (436,584)       (337,286)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Company obligated mandatorily redeemable preferred securities                            -               -               -
     Preferred stock                                                                          -         158,000         150,000
     First mortgage bonds                                                               150,000         860,000         745,000
     Pollution control bonds                                                            179,750         144,436               -
     Other long-term debt                                                                28,970          35,878          48,382
     Capital contributions from parent company                                                -               -               -
     Prepaid capacity revenues                                                                -               -               -
Retirements:
     Preferred stock                                                                          -        (207,000)       (145,000)
     First mortgage bonds                                                               (20,387)       (699,788)       (931,797)
     Pollution control bonds                                                           (179,750)       (135,315)           (335)
     Other long-term debt                                                              (125,630)        (46,014)        (53,888)
Interim obligations, net                                                                139,882        (156,917)        120,917
Payment of preferred stock dividends                                                    (25,431)        (32,099)        (35,704)
Payment of common stock dividends                                                      (268,000)       (252,900)       (273,300)
Miscellaneous                                                                            (8,444)        (56,064)        (53,697)
 --------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                 (129,040)       (387,783)       (429,422)
--------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                                       11,443         (10,396)          2,469
Cash at Beginning of Year                                                                 3,233          13,629          11,160
--------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                                 $    14,676    $      3,233    $     13,629
================================================================================================================================
( ) Denotes use of cash.


                                     II-90A


STATEMENTS OF CASH FLOWS
Alabama Power Company
==============================================================================================================================
For the Years Ended December 31,                                                          1991           1990            1989
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                          $  375,805     $  351,315      $  350,669
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                 337,978        331,858         322,042
         Deferred income taxes, net                                                     (5,779)        64,480          31,715
         Deferred investment tax credits, net                                           (1,089)           132           6,917
         Allowance for equity funds used during construction                            (2,368)       (25,487)        (29,515)
         Non-cash proceeds from settlement of disputed contracts                       (13,750)             -               -
         Other, net                                                                     26,614         19,899          (5,297)
         Changes in certain current assets and liabilities --
            Receivables, net                                                             9,178         12,005         (10,436)
            Inventories                                                                (17,374)       (40,901)         20,408
            Payables                                                                    28,889          6,597          16,259
            Taxes accrued                                                               24,828         (6,167)          1,547
            Energy cost recovery, retail                                               (12,304)       (42,535)         39,164
            Other                                                                      (37,906)        14,144          28,701
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            712,722        685,340         772,174
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (397,011)      (444,680)       (459,199)
Sales of property                                                                            -              -               -
Other                                                                                  (36,083)         6,935           3,768
------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (433,094)      (437,745)       (455,431)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Company obligated mandatorily redeemable preferred securities                           -              -               -
     Preferred stock                                                                         -              -               -
     First mortgage bonds                                                              250,000              -               -
     Pollution control bonds                                                                 -              -          53,700
     Other long-term debt                                                               12,906         54,831          55,176
     Capital contributions from parent company                                               -              -               -
     Prepaid capacity revenues                                                          52,900              -               -
Retirements:
     Preferred stock                                                                   (17,500)        (5,000)         (5,000)
     First mortgage bonds                                                             (227,695)       (33,122)        (75,650)
     Pollution control bonds                                                              (250)          (250)        (53,950)
     Other long-term debt                                                              (48,428)       (56,895)        (57,316)
Interim obligations, net                                                               (13,500)        59,500          30,000
Payment of preferred stock dividends                                                   (36,829)       (38,245)        (40,105)
Payment of common stock dividends                                                     (232,900)      (220,800)       (217,300)
Miscellaneous                                                                          (17,732)          (293)         (4,576)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                (279,028)      (240,274)       (315,021)
------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                                         600          7,321           1,722
Cash at Beginning of Year                                                               10,560          3,239           1,517
------------------------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                                 $   11,160     $   10,560      $    3,239
==============================================================================================================================
( ) Denotes use of cash.
                                     II-90B


STATEMENTS OF CASH FLOWS
Alabama Power Company

=================================================================================================================
For the Years Ended December 31,                                                           1988           1987
--------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                         $   319,955     $  290,158
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                 296,234        270,492
         Deferred income taxes, net                                                     37,952        107,824
         Deferred investment tax credits, net                                           15,019         23,477
         Allowance for equity funds used during construction                           (39,047)       (27,663)
         Non-cash proceeds from settlement of disputed contracts                             -              -
         Other, net                                                                     16,106         67,445
         Changes in certain current assets and liabilities --
            Receivables, net                                                             8,822       (133,468)
            Inventories                                                                (23,182)       (26,255)
            Payables                                                                   (12,957)        39,645
            Taxes accrued                                                               (7,754)           516
            Energy cost recovery, retail                                                     -              -
            Other                                                                      (18,658)         4,464
---------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                            592,490        616,635
--------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                              (643,892)      (600,589)
Sales of property                                                                            -              -
Other                                                                                   23,161         17,010
--------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (620,731)      (583,579)
--------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Company obligated mandatorily redeemable preferred securities                           -              -
     Preferred stock                                                                   100,000              -
     First mortgage bonds                                                              150,000        200,000
     Pollution control bonds                                                                 -            432
     Other long-term debt                                                               62,515         69,786
     Capital contributions from parent company                                          79,500         43,000
     Prepaid capacity revenues                                                               -              -
Retirements:
     Preferred stock                                                                    (2,500)        (5,000)
     First mortgage bonds                                                              (42,445)      (108,082)
     Pollution control bonds                                                                 -              -
     Other long-term debt                                                              (56,748)       (32,500)
Interim obligations, net                                                               (15,000)        15,000
Payment of preferred stock dividends                                                   (35,362)       (32,837)
Payment of common stock dividends                                                     (212,700)      (201,100)
Miscellaneous                                                                           (5,581)        (2,581)
---------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                  21,679        (53,882)
--------------------------------------------------------------------------------------------------------------
Net Change in Cash                                                                      (6,562)       (20,826)
Cash at Beginning of Year                                                                8,079         28,905
--------------------------------------------------------------------------------------------------------------
Cash at End of Year                                                                $     1,517     $    8,079
==============================================================================================================

( ) Denotes use of cash.


                                     II-90C


BALANCE SHEETS
Alabama Power Company

-----------------------------------------------------------------------------------------------------------------------------------
At December 31,                                                                         1997               1996               1995
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                                       $ 3,330,389        $ 3,326,628        $ 3,221,250
    Nuclear                                                                        1,893,359          1,884,567          1,874,111
    Hydro                                                                            863,511            844,609            834,790
-----------------------------------------------------------------------------------------------------------------------------------
      Total production                                                             6,087,259          6,055,804          5,930,151
  Transmission                                                                     1,275,091          1,208,636          1,132,336
  Distribution                                                                     2,803,423          2,657,327          2,522,051
  General                                                                            883,568            864,321            825,417
  Construction work in progress                                                      311,179            256,758            362,722
  Nuclear fuel, at amortized cost                                                    103,272            123,862            100,537
-----------------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                          11,463,792         11,166,708         10,873,214
-----------------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                                    20,982             20,833             20,837
  Construction work in progress                                                           44                 44                 46
-----------------------------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                                            21,026             20,877             20,883
-----------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                           11,484,818         11,187,585         10,894,097
-----------------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                         4,371,895          4,102,070          3,827,123
  Steam heat                                                                          12,285             11,552             10,970
-----------------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                   4,384,180          4,113,622          3,838,093
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                          7,100,638          7,073,963          7,056,004
Less property-related accumulated deferred income taxes                                    -                  -                  -
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                          7,100,638          7,073,963          7,056,004
-----------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                                -                  -                  -
  Nuclear decommissioning trusts                                                     193,008            148,760            108,368
  Miscellaneous                                                                       47,205             46,275             46,388
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                            240,213            195,035            154,756
-----------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                           23,957              9,587             12,616
  Investment securities                                                                    -                  -                  -
  Receivables, net                                                                   445,257            414,989            427,157
  Fossil fuel stock, at average cost                                                  74,186             81,704            106,627
  Materials and supplies, at average cost                                            161,601            167,792            179,103
  Prepayments                                                                         20,453             17,841             17,618
  Vacation pay deferred                                                               28,783             28,369             29,458
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                            754,237            720,282            772,579
-----------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                           384,549            410,010            436,837
  Debt expense, being amortized                                                        7,276              7,398              7,648
  Premium on reacquired debt, being amortized                                         81,417             84,149             89,967
  Uranium enrichment decontamination and decommissioning fund                         34,416             37,490             40,282
  Miscellaneous                                                                      210,121            205,519            186,287
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                                                            717,779            744,566            761,021
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                     $ 8,812,867        $ 8,733,846       $  8,744,360
===================================================================================================================================


BALANCE SHEETS
Alabama Power Company

==============================================================================================================================
At December 31,                                                                         1994             1993             1992
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                                       $ 3,027,956      $ 2,987,010     $ 2,953,683
    Nuclear                                                                        1,866,750        1,860,842       1,860,832
    Hydro                                                                            836,256          819,848         818,363
------------------------------------------------------------------------------------------------------------------------------
      Total production                                                             5,730,962        5,667,700       5,632,878
  Transmission                                                                     1,087,452        1,051,130       1,013,464
  Distribution                                                                     2,366,477        2,206,834       2,072,165
  General                                                                            847,111          810,551         751,652
  Construction work in progress                                                      317,745          225,743         164,555
  Nuclear fuel, at amortized cost                                                    101,630           93,551         101,128
------------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                          10,451,377       10,055,509       9,735,842
------------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                                    20,770           20,926          20,924
  Construction work in progress                                                           34               43              33
------------------------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                                            20,804           20,969          20,957
------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                           10,472,181       10,076,478       9,756,799
------------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                         3,588,363        3,374,310       3,122,332
  Steam heat                                                                          10,241            9,846           9,211
------------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                   3,598,604        3,384,156       3,131,543
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                          6,873,577        6,692,322       6,625,256
Less property-related accumulated deferred income taxes                                    -                -       1,170,982
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                          6,873,577        6,692,322       5,454,274
------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                                -                -               -
  Nuclear decommissioning trusts                                                      71,014           49,550          32,390
  Miscellaneous                                                                       43,955           49,635          49,892
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                            114,969           99,185          82,282
------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                           14,676            3,233          13,629
  Investment securities                                                                    -                -          64,832
  Receivables, net                                                                   374,125          410,422         344,934
  Fossil fuel stock, at average cost                                                 119,555           88,481         134,328
  Materials and supplies, at average cost                                            184,600          176,728         182,511
  Prepayments                                                                        103,550           79,207         108,254
  Vacation pay deferred                                                               20,442           22,680          21,879
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                            816,948          780,751         870,367
------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                           451,886          469,010               -
  Debt expense, being amortized                                                        7,370            7,064           6,118
  Premium on reacquired debt, being amortized                                        101,851          102,634          74,835
  Uranium enrichment decontamination and decommissioning fund                         42,996           45,554          47,730
  Miscellaneous                                                                       49,620           52,163          58,012
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                            653,723          676,425         186,695
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                     $ 8,459,217      $ 8,248,683     $ 6,593,618
==============================================================================================================================


                                     II-92A


BALANCE SHEETS
Alabama Power Company
============================================================================================================================
At December 31,                                                                        1991            1990           1989
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                                       $ 2,991,876     $ 2,462,100    $ 2,428,146
    Nuclear                                                                        1,851,317       1,794,540      1,786,877
    Hydro                                                                            814,301         809,578        803,901
----------------------------------------------------------------------------------------------------------------------------
      Total production                                                             5,657,494       5,066,218      5,018,924
  Transmission                                                                       977,239         925,368        882,933
  Distribution                                                                     1,947,972       1,815,265      1,692,426
  General                                                                            713,948         660,217        646,523
  Construction work in progress                                                      148,564         654,055        557,150
  Nuclear fuel, at amortized cost                                                    109,259         143,711        147,997
----------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                           9,554,476       9,264,834      8,945,953
----------------------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                                    20,214          20,091         20,083
  Construction work in progress                                                          181              74             71
----------------------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                                            20,395          20,165         20,154
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                            9,574,871       9,284,999      8,966,107
----------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                         2,913,385       2,676,957      2,458,747
  Steam heat                                                                           8,492           7,861          7,154
----------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                   2,921,877       2,684,818      2,465,901
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          6,652,994       6,600,181      6,500,206
Less property-related accumulated deferred income taxes                            1,140,303       1,106,664      1,051,877
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                          5,512,691       5,493,517      5,448,329
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                           69,550               -              -
  Nuclear decommissioning trusts                                                      15,864               -              -
  Miscellaneous                                                                       48,254          40,604         34,710
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            133,668          40,604         34,710
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                           11,160          10,560          3,239
  Investment securities                                                                    -               -              -
  Receivables, net                                                                   349,599         346,473        355,107
  Fossil fuel stock, at average cost                                                 154,798         144,960        131,942
  Materials and supplies, at average cost                                            174,745         167,209        139,326
  Prepayments                                                                         95,832          50,364         54,613
  Vacation pay deferred                                                               21,691          22,845         22,021
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            807,825         742,411        706,248
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                                 -               -              -
  Debt expense, being amortized                                                        5,957           6,083          6,491
  Premium on reacquired debt, being amortized                                         40,174          26,504         28,778
  Uranium enrichment decontamination and decommissioning fund                              -               -              -
  Miscellaneous                                                                       49,147          53,174         54,875
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                             95,278          85,761         90,144
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                    $  6,549,462    $  6,362,293   $  6,279,431
============================================================================================================================


                                     II-92B


BALANCE SHEETS
Alabama Power Company
=============================================================================================================
At December 31,                                                                         1988            1987
-------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                                       $ 1,820,966     $ 1,787,979
    Nuclear                                                                        1,769,093       1,765,854
    Hydro                                                                            789,617         788,046
-------------------------------------------------------------------------------------------------------------
      Total production                                                             4,379,676       4,341,879
  Transmission                                                                       844,003         817,065
  Distribution                                                                     1,587,690       1,481,845
  General                                                                            613,498         535,148
  Construction work in progress                                                    1,023,019         750,907
  Nuclear fuel, at amortized cost                                                    174,130         191,493
-------------------------------------------------------------------------------------------------------------
    Total electric plant                                                           8,622,016       8,118,337
-------------------------------------------------------------------------------------------------------------
Steam Heat Plant:
  Plant in service                                                                    20,076          20,217
  Construction work in progress                                                           58              89
-------------------------------------------------------------------------------------------------------------
    Total steam heat plant                                                            20,134          20,306
-------------------------------------------------------------------------------------------------------------
    Total utility plant                                                            8,642,150       8,138,643
-------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                         2,257,696       2,068,176
  Steam heat                                                                           6,456           5,938
-------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                   2,264,152       2,074,114
-------------------------------------------------------------------------------------------------------------
    Total                                                                          6,377,998       6,064,529
Less property-related accumulated deferred income taxes                            1,001,173         933,932
-------------------------------------------------------------------------------------------------------------
    Total                                                                          5,376,825       5,130,597
-------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                                -               -
  Nuclear decommissioning trusts                                                           -               -
  Miscellaneous                                                                       29,677          31,402
-------------------------------------------------------------------------------------------------------------
    Total                                                                             29,677          31,402
-------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                            1,517           8,079
  Investment securities                                                                    -               -
  Receivables, net                                                                   344,671         353,493
  Fossil fuel stock, at average cost                                                 173,858         164,671
  Materials and supplies, at average cost                                            117,818         103,823
  Prepayments                                                                         28,412          10,595
  Vacation pay deferred                                                               21,871          21,317
-------------------------------------------------------------------------------------------------------------
    Total                                                                            688,147         661,978
-------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                                 -               -
  Debt expense, being amortized                                                        6,831           6,695
  Premium on reacquired debt, being amortized                                         27,329          30,767
  Uranium enrichment decontamination and decommissioning fund                              -               -
  Miscellaneous                                                                       52,136          50,561
-------------------------------------------------------------------------------------------------------------
    Total                                                                             86,296          88,023
-------------------------------------------------------------------------------------------------------------
Total Assets                                                                     $ 6,180,945     $ 5,912,000
=============================================================================================================


                                     II-92C


BALANCE SHEETS
Alabama Power Company

==============================================================================================================================
At December 31,                                                                      1997               1996              1995
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                $   224,358        $   224,358        $   224,358
  Paid-in capital                                                               1,304,645          1,304,645          1,304,645
  Premium on preferred stock                                                           99                146                146
  Earnings retained in the business                                             1,221,467          1,185,128          1,161,225
--------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                         2,750,569          2,714,277          2,690,374
  Preferred stock                                                                 255,512            340,400            440,400
  Preferred stock subject to mandatory redemption                                       -                  -                  -
  Company obligated mandatorily redeemable preferred securities of
    Alabama Power Capital Trust I holding Company Junior
    Subordinated Notes                                                            297,000             97,000                  -
  Long-term debt                                                                2,473,202          2,354,006          2,374,948
--------------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                                5,776,283          5,505,683          5,505,722
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                                -                  -                  -
  Commercial paper                                                                306,882            364,853            390,016
  Preferred stock due within one year                                                   -            100,000                  -
  Long-term debt due within one year                                               75,336             20,753             84,682
  Accounts payable                                                                238,968            246,870            258,727
  Customer deposits                                                                34,968             32,003             30,353
  Taxes accrued                                                                    36,486             50,909             31,757
  Interest accrued                                                                 50,722             51,941             53,527
  Vacation pay accrued                                                             28,783             28,369             29,458
  Miscellaneous                                                                   103,602             96,485             70,543
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                         875,747            992,183            949,063
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                             1,192,265          1,177,687          1,191,591
  Accumulated deferred investment tax credits                                     282,873            294,071            305,372
  Prepaid capacity revenues, net                                                  109,982            122,496            131,186
  Deferred revenues from settlement of disputed contracts                               -                  -                  -
  Uranium enrichment decontamination and decommissioning fund                      30,592             33,741             36,620
  Deferred credits related to income taxes                                        327,328            364,792            386,038
  Natural disaster reserve                                                         22,416             20,757             17,959
  Miscellaneous                                                                   195,381            222,436            220,809
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       2,160,837          2,235,980          2,289,575
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                          $ 8,812,867        $ 8,733,846        $ 8,744,360
================================================================================================================================


BALANCE SHEETS
Alabama Power Company
================================================================================================================================
At December 31,                                                                           1994             1993             1992
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                     $   224,358      $   224,358     $   224,358
  Paid-in capital                                                                    1,304,645        1,304,645       1,304,645
  Premium on preferred stock                                                               146              146             342
  Earnings retained in the business                                                  1,085,256          997,199         914,148
--------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                              2,614,405        2,526,348       2,443,493
  Preferred stock                                                                      440,400          440,400         489,400
  Preferred stock subject to mandatory redemption                                            -                -               -
  Company obligated mandatorily redeemable preferred securities of
     Alabama Power Capital Trust I holding Company Junior
     Subordinated Notes                                                                       -                -               -
  Long-term debt                                                                     2,455,013        2,362,852       2,202,473
--------------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                                     5,509,818        5,329,600       5,135,366
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                                     -           40,000          71,000
  Commercial paper                                                                     179,882                -         125,917
  Preferred stock due within one year                                                        -                -               -
  Long-term debt due within one year                                                       796           58,998          67,379
  Accounts payable                                                                     318,991          334,998         296,731
  Customer deposits                                                                     30,245           31,198          31,286
  Taxes accrued                                                                         22,437           40,144          24,373
  Interest accrued                                                                      52,516           52,809          41,675
  Vacation pay accrued                                                                  20,442           22,680          21,879
  Miscellaneous                                                                         57,047           50,426          93,836
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                              682,356          631,253         774,076
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                  1,181,342        1,165,127               -
  Accumulated deferred investment tax credits                                          317,018          329,909         344,707
  Prepaid capacity revenues, net                                                       138,421          143,762         147,658
  Deferred revenues from settlement of disputed contracts                                    -           19,871          46,721
  Uranium enrichment decontamination and decommissioning fund                           39,413           39,644          44,548
  Deferred credits related to income taxes                                             405,256          440,945               -
  Natural disaster reserve                                                              28,750                -               -
  Miscellaneous                                                                        156,843          148,572         100,542
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                            2,267,043        2,287,830         684,176
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                               $ 8,459,217      $ 8,248,683     $ 6,593,618
================================================================================================================================


                                     II-94A

BALANCE SHEETS
Alabama Power Company

============================================================================================================================
At December 31,                                                                         1991            1990           1989
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                  $    224,358     $   224,358     $  224,358
  Paid-in capital                                                                  1,304,645       1,304,645      1,304,645
  Premium on preferred stock                                                             461             461            461
  Earnings retained in the business                                                  857,734         751,126        659,347
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                            2,387,198       2,280,590      2,188,811
  Preferred stock                                                                    484,400         484,400        484,400
  Preferred stock subject to mandatory redemption                                          -          12,500         17,500
  Company obligated mandatorily redeemable preferred securities of
    Alabama Power Capital Trust I holding Company Junior
    Subordinated Notes                                                                     -               -              -
  Long-term debt                                                                   2,382,635       2,397,931      2,435,129
----------------------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                                   5,254,233       5,175,421      5,125,840
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                              76,000          89,500         30,000
  Commercial paper                                                                         -               -              -
  Preferred stock due within one year                                                      -           5,000          5,000
  Long-term debt due within one year                                                  85,077          83,989         81,031
  Accounts payable                                                                   295,333         271,776        267,645
  Customer deposits                                                                   30,165          29,571         28,450
  Taxes accrued                                                                       45,493          20,665         26,832
  Interest accrued                                                                    49,288          49,820         49,926
  Vacation pay accrued                                                                21,691          22,845         22,021
  Miscellaneous                                                                       37,699          64,547         91,022
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            640,746         637,713        601,927
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                        -               -              -
  Accumulated deferred investment tax credits                                        362,672         379,990        399,097
  Prepaid capacity revenues, net                                                     149,534          99,835        102,346
  Deferred revenues from settlement of disputed contracts                             59,937               -              -
  Uranium enrichment decontamination and decommissioning fund                              -               -              -
  Deferred credits related to income taxes                                                 -               -              -
  Natural disaster reserve                                                                 -               -              -
  Miscellaneous                                                                       82,340          69,334         50,221
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                            654,483         549,159        551,664
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $   6,549,462    $  6,362,293    $ 6,279,431
============================================================================================================================



                                     II-94B

BALANCE SHEETS
Alabama Power Company
=============================================================================================================
At December 31,                                                                        1988            1987
-------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                   $   224,358     $   224,358
  Paid-in capital                                                                  1,304,645       1,225,145
  Premium on preferred stock                                                             461             461
  Earnings retained in the business                                                  565,351         496,783
-------------------------------------------------------------------------------------------------------------
    Total common equity                                                            2,094,815       1,946,747
  Preferred stock                                                                    484,400         384,400
  Preferred stock subject to mandatory redemption                                     22,500          27,500
  Company obligated mandatorily redeemable preferred securities of
    Alabama Power Capital Trust I holding Company Junior
    Subordinated Notes                                                                     -               -
  Long-term debt                                                                   2,496,492       2,386,258
-------------------------------------------------------------------------------------------------------------
    Total (excluding amount due within one year)                                   5,098,207       4,744,905
-------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                                   -          15,000
  Commercial paper                                                                         -               -
  Preferred stock due within one year                                                  5,000           2,500
  Long-term debt due within one year                                                  96,242          95,140
  Accounts payable                                                                   259,443         273,613
  Customer deposits                                                                   25,964          32,220
  Taxes accrued                                                                       25,285          72,118
  Interest accrued                                                                    50,174          49,489
  Vacation pay accrued                                                                21,871          21,317
  Miscellaneous                                                                       28,944          24,660
-------------------------------------------------------------------------------------------------------------
    Total                                                                            512,923         586,057
-------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                        -               -
  Accumulated deferred investment tax credits                                        412,771         418,370
  Prepaid capacity revenues, net                                                     104,211         103,947
  Deferred revenues from settlement of disputed contracts                                  -               -
  Uranium enrichment decontamination and decommissioning fund                              -               -
  Deferred credits related to income taxes                                                 -               -
  Natural disaster reserve                                                                 -               -
  Miscellaneous                                                                       52,833          58,721
-------------------------------------------------------------------------------------------------------------
    Total                                                                            569,815         581,038
-------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                             $ 6,180,945     $ 5,912,000
=============================================================================================================


                                     II-94C

                                  ALABAMA POWER COMPANY
                             OUTSTANDING SECURITIES AT DECEMBER 31, 1997
                                         First Mortgage Bonds
                   Amount                   Interest              Amount
 Series            Issued                    Rate               Outstanding          Maturity
----------------------------------------------------------------------------------------------
                 (Thousands)                                    (Thousands)
  1993            $    50,000               5-1/2%                $   50,000          2/1/98
  1992                170,000               6-3/8%                   170,000          8/1/99
  1993                100,000               6%                       100,000          3/1/00
  1992                100,000               6.85%                    100,000          8/1/02
  1993                125,000               7%                       125,000          1/1/03
  1993                175,000               6-3/4%                   175,000          2/1/03
  1992                175,000               7-1/4%                   175,000          8/1/07
  1991                150,000               8-3/4%                   148,500         12/1/21
  1992                200,000               8-1/2%                   198,000          5/1/22
  1992                100,000               8.30%                     99,608          7/1/22
  1993                100,000               7-3/4%                   100,000          2/1/23
  1993                150,000               7.45%                    150,000          7/1/23
  1993                100,000               7.30%                    100,000         11/1/23
  1994                150,000               9%                       150,000         12/1/24
                   ----------                                     ----------
                   $1,845,000                                     $1,841,108
                   ==========                                     ==========

                                     Pollution Control Bonds
                   Amount                   Interest              Amount
 Series            Issued                    Rate               Outstanding          Maturity
----------------------------------------------------------------------------------------------
                 (Thousands)                                    (Thousands)
  1978             $    5,600               7-1/4%                $    1,000          5/1/03
  1994                 53,700               Variable                  53,700          6/1/15
  1993                 12,000               Variable                  12,000          8/1/17
  1993                 12,000               Variable                  12,000          8/1/17
  1993                 12,100               Variable                  12,100          8/1/17
  1996                 21,000               Variable                  21,000         11/1/21
  1997                 65,000               Variable                  65,000         11/1/21
  1995                 50,000               Variable                  50,000          5/1/22
  1993                  9,800               5.80%                      9,800          6/1/22
  1995                 81,500               Variable                  81,500         10/1/22
  1993                 96,990               6.05%                     96,990          5/1/23
  1994                101,650               6-1/2%                   101,650          9/1/23
  1994                 24,400               5-1/2%                    24,400          1/1/24
                   ----------                                     ----------
                   $  545,740                                     $  541,140
                   ==========                                     ==========

                    Company Obligated Mandatorily Redeemable Preferred Securities
                    of Subsidiary Trusts Holding Company Junior Subordinated Notes
                 Preferred Securities       Interest              Amount
 Series          Outstanding                 Rate               Outstanding
----------------------------------------------------------------------------------------------

                                                                (Thousands)
  1996              3,880,000(1)            7.375%                $   97,000(1)
  1997              8,000,000(2)            7.60%                    200,000(2)
                   ----------                                     ----------
                   11,880,000                                     $  297,000
                   ==========                                     ==========



(1)     Issued by Alabama Power Capital Trust I and guaranteed to the extent Alabama Power
        Capital Trust I has funds by ALABAMA.
(2)     Issued by Alabama Power Capital Trust II and guaranteed to the extent Alabama Power
        Capital Trust II has funds by ALABAMA.


                                 ALABAMA POWER COMPANY
                    OUTSTANDING SECURITIES AT DECEMBER 31, 1997 (Continued)

                                        Preferred Stock
                             Shares              Dividend               Amount
        Series             Outstanding             Rate               Outstanding
       ----------------------------------------------------------------------------------
                                                                      (Thousands)
       1946-1952             135,117               4.20%               $ 13,512
         1950                100,000               4.60%                 10,000
         1961                 80,000               4.92%                  8,000
         1963                 50,000               4.52%                  5,000
         1964                 60,000               4.64%                  6,000
         1965                 50,000               4.72%                  5,000
         1988                500,000               Auction               50,000
         1993              1,520,000               6.80%                 38,000
         1993              2,000,000               6.40%                 50,000
         1993                    200               Auction               20,000
         1993              2,000,000               Adjustable            50,000
                           ---------                                   --------
                           6,495,317                                   $255,512
                           =========                                   ========

=========================================================================================



                                SECURITIES RETIRED DURING 1997

                                     First Mortgage Bonds
                             Principal             Interest
        Series                Amount                 Rate
       ----------------------------------------------------------------------------------
                           (Thousands)
         1991              $   74,951                9-1/4%




                                        Preferred Stock
                               Principal          Dividend
        Series                  Amount              Rate
       ----------------------------------------------------------------------------------
                           (Thousands)
       1946-1952           $   22,888                4.20%
         1966                   7,000                5.96%
         1968                   5,000                6.88%
         1992                 100,000                7.60%
         1992                  50,000                7.60%
                           ----------
                           $  184,888
                           ==========

                             GEORGIA POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Georgia Power Company 1997 Annual Report

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

    The audit committee of the board of directors, which is composed of four directors who are not employees, provides a broad overview of management's financial reporting and control functions. At least three times a year this committee meets with management, the internal auditors, and the independent public accountants to ensure that these groups are fulfilling their obligations and to discuss auditing, internal control and financial reporting matters. The internal auditors and the independent public accountants have access to the members of the audit committee at any time.

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


/s/H. Allen Franklin
   H. Allen Franklin
   President and Chief Executive Officer

/s/Warren Y. Jobe
   Warren Y. Jobe
   Executive Vice President, Treasurer and
   Chief Financial Officer

February 11, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Georgia Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Georgia Power Company (a Georgia corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1997 and 1996, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages 11-108 through II-128) referred to above present fairly, in all material respects, the financial position of Georgia Power Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





/s/Arthur Andersen LLP
   Atlanta, Georgia
   February 11, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Georgia Power Company 1997 Annual Report

RESULTS OF OPERATIONS

Earnings

Georgia Power Company's 1997 earnings totaled $594 million, representing a $14 million (2.4 percent) increase over 1996. This earnings increase resulted primarily from lower operating expenses, lower financing costs, and increased non-operating income, partially offset by lower retail revenues and additional depreciation charges pursuant to a Georgia Public Service Commission (GPSC) retail accounting order discussed below. Earnings for 1996 totaled $580 million, representing a $29 million (4.7 percent) decrease from 1995. Earnings for 1995 included an after-tax gain of approximately $12 million from the completion of the sale of Plant Scherer Unit 4. The remaining decrease in 1996 earnings was primarily due to increased operating and maintenance expenses, partially offset by lower interest charges compared to the prior year.

Revenues

The following table summarizes the factors impacting operating revenues for the 1995-1997 period:

                                      Increase (Decrease)
                                        From Prior Year
                               -----------------------------------
                                  1997        1996        1995
                               -----------------------------------
Retail -                                 (in millions)
   Sales growth                   $  62        $ 58        $110
   Weather                          (74)        (25)         69
   Fuel cost recovery               (30)         28          66
   Demand-side programs              (3)        (10)         36
------------------------------------------------------------------
Total retail                        (45)         51         281
------------------------------------------------------------------
Sales for resale -
   Non-affiliates                     1          (9)        (61)
   Affiliates                         3         (41)         16
------------------------------------------------------------------
Total sales for resale                4         (50)        (45)
------------------------------------------------------------------
Other operating revenues             10          10           7
------------------------------------------------------------------
Total operating revenues          $ (31)      $  11        $243
==================================================================
Percent change                     (0.7)%       0.3%        5.8%
------------------------------------------------------------------

    Retail revenues of $4 billion in 1997 decreased $45 million (1.1 percent) from 1996 primarily due to milder-than-normal weather, as well as commercial and industrial customers taking advantage of load management rates. Retail revenues in 1996 increased $51 million (1.3 percent) over the prior year primarily due to strong economic growth and an increase in sales to existing customers.

    Fuel revenues generally represent the direct recovery of fuel expense, including the fuel component of purchased energy, and do not affect net income. Revenues from demand-side option programs generally represent the direct recovery of program costs. See Note 3 to the financial statements under "Demand-Side Conservation Programs" for further information on these programs.

    Wholesale revenues from sales to non-affiliated utilities increased slightly in 1997 and were as follows:

                                 1997       1996      1995
                               -------------------------------
                                       (in millions)
Outside service area -
   Long-term contracts           $ 71       $ 84      $ 98
   Other sales                     80         37        25
Inside service area               132        161       168
--------------------------------------------------------------
Total                            $283       $282      $291
==============================================================

    Contractual long-term sales to Florida utilities for 1997 and 1996 are down primarily due to scheduled reductions in the amount of capacity under those contracts. See Note 7 to the financial statements for further information regarding these sales. Revenues from other sales outside the service area increased in 1997 and 1996 primarily due to power marketing activities. Wholesale revenues from customers within the service area decreased in 1997 and 1996 primarily due to a decrease in revenues under a power supply agreement with Oglethorpe Power Corporation (OPC) and, in 1996, recognition of a refund to these customers. OPC decreased its purchases of capacity by 250 megawatts each in September 1996 and 1997 and has notified the Company of its intent to decrease purchases of capacity by an additional 250 megawatts in September 1998 and 1999.

    Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from year to year depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

Georgia Power Company 1997 Annual Report

    Kilowatt-hour (KWH) sales for 1997 and the percent change by year were as follows:

                                           Percent Change
                                     ---------------------------
                           1997
                           KWH       1997       1996     1995
                         -------   -----------------------------
                       (in billions)
Residential                  17.3    (3.0)%      3.0%    10.4%
Commercial                   21.1     1.5        4.9      5.9
Industrial                   26.7     1.9        3.6      3.9
Other                         0.6     0.4        8.6      2.0
                           -------
Total retail                 65.7     0.4        3.9      6.2
                           -------
Sales for resale -
   Non-affiliates             6.8   (13.6)      19.4    (17.3)
   Affiliates                 1.7    44.6      (56.9)   (10.4)
                           -------
Total sales for resale        8.5    (6.0)      (3.0)   (15.4)
                           -------
Total sales                  74.2    (0.3)       3.0      2.8
                           =======

----------------------------------------------------------------

    Residential sales declined 3.0 percent while sales to commercial and industrial customers increased slightly by 1.5 percent and 1.9 percent, respectively. Milder-than-normal temperatures experienced in 1997 contributed to the moderate sales. Residential, commercial and industrial energy sales growth in 1996 reflected strong economic growth and an increase in sales to existing customers.

Expenses

Fuel costs constitute the single largest expense for the Company. The mix of fuel sources for generation of electricity is determined primarily by system load, the unit cost of fuel consumed, and the availability of hydro and nuclear generating units. The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                      1997     1996     1995
                                    --------------------------
Total generation
   (billions of kilowatt-hours)       66.5     63.7     64.3
Sources of generation
   (percent) --
     Coal                             74.8     74.3     73.7
     Nuclear                          21.8     22.4     22.6
     Hydro                             2.7      2.7      3.0
     Oil and gas                       0.7      0.6      0.7
Average cost of fuel per net
   kilowatt-hour generated
     (cents) --
       Coal                           1.53     1.55     1.67
       Nuclear                        0.52     0.55     0.60
       Oil and gas                       *        *        *
       Total                          1.32     1.35     1.44
--------------------------------------------------------------

   * Not meaningful because of minimal generation from fuel source.

    Fuel expense increased 2.6 percent in 1997 primarily due to an increase in generation, partially offset by a lower average cost of fuel. Fuel expense decreased 7.3 percent in 1996 because of a decrease in generation resulting from the timing of maintenance at nuclear plants and a lower average cost of fuel.

    Purchased power expense decreased $66 million (17.1 percent) in 1997 primarily due to decreased purchases from affiliated companies and declines in contractual capacity buyback purchases from the co-owners of Plant Vogtle. Purchased power expense increased $72 million (22.8 percent) in 1996 primarily due to increased purchases from affiliated companies as a result of the timing of maintenance at nuclear plants discussed above. The increase in 1996 was partially offset by a decrease in energy purchases from wholesale customers within the service area and declines in the Plant Vogtle contractual capacity buyback purchases. Under the terms of the 1991 GPSC retail rate order, the

Georgia Power Company 1997 Annual Report

declines in the Plant Vogtle contractual capacity buyback purchases were levelized over a six-year period ending September 1997. The levelization is reflected in the amortization of deferred Plant Vogtle costs in the Statements of Income. See Note 1 to the financial statements under "Plant Vogtle Phase-In Plans" for additional information.

    Other operation and maintenance (O&M) expenses, excluding the provision for separation benefits, decreased 4.1 percent in 1997 primarily due to initiatives in 1996 to reduce fossil generation materials inventory levels and an adjustment in 1996 to deferred postretirement benefits to reflect changes in the retiree benefits plan. Other O&M expenses increased 2.9 percent in 1996 primarily as a result of the inventory initiatives and the adjustment to deferred postretirement benefits discussed above, and increased costs under a three-year retail accounting order effective January 1, 1996. See Note 3 to the financial statements under "Retail Accounting Order" for additional information.

    Depreciation and amortization increased $140 million in 1997 and $11 million in 1996 primarily due to accelerated depreciation of generating plant pursuant to the retail accounting order and an increase in plant-in-service.

    The Company has deferred certain expenses and recorded a deferred return related to Plant Vogtle under phase-in plans. The amortization of deferred Plant Vogtle costs reflects the completion in September 1997 of the amortization of the levelized buybacks and the Plant Vogtle Unit 1 cost deferrals under a 1987 GPSC order. See Note 1 to the financial statements under "Plant Vogtle Phase-In Plans" for information regarding the deferral and subsequent amortization of costs related to Plant Vogtle.

    Other income increased in 1997 and decreased in 1996. The increase in 1997 is primarily due to increased tax benefits from losses of the parent company allocated to the Company under the joint consolidated income tax agreement between Southern Company and its subsidiaries. See Note 8 to the financial statements for additional information. The decrease in 1996 is primarily due to expenses in connection with the 1996 Summer Olympic games and the completion of the sale in 1995 of Plant Scherer Unit 4, which resulted in an after-tax gain of approximately $12 million.

    Total financing costs decreased in 1997 and 1996. These changes were primarily due to the refinancing or retirement of securities. The Company refinanced or retired $701 million and $510 million of securities in 1997 and 1996, respectively. Interest and other charges increased $17 million
(6.8 percent) and decreased $52 million (17.4 percent) in 1997 and 1996, respectively. While the issuance of additional mandatorily redeemable preferred securities in August 1996, January 1997 and June 1997 increased interest and other charges by $32 million and $6 million in 1997 and 1996, respectively, dividends on preferred stock decreased $26 million and $3 million in 1997 and 1996, respectively.

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

    The Company currently operates as a vertically integrated utility providing electricity to customers within its traditional service area located in the state of Georgia. Prices for electricity provided by the Company to retail customers are set by the GPSC under cost-based regulatory principles.

    On January 1, 1996, the Company began operating under a three-year retail accounting order. Under the order, the Company's earnings are evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Earnings

Georgia Power Company 1997 Annual Report

in excess of 12.5 percent will be used to accelerate the amortization of regulatory assets or depreciation of electric plant. At its option, the Company may also recognize accelerated amortization or depreciation of assets within the allowed return on common equity range. The Company is required to absorb cost increases of approximately $29 million annually during the order's three-year operation, including $14 million annually of accelerated depreciation of electric plant. During the order's operation, the Company will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. Under the approved order, on July 1, 1998 the Company will make a general rate case filing in response to which the GPSC would be expected either to continue provisions of the accounting order or adopt different ones. See Note 3 to the financial statements under "Retail Accounting Order" for additional information.

    Growth in energy sales is subject to a number of factors which traditionally have included changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, weather, competition, initiatives to increase sales to existing customers, and the rate of economic growth in the Company's service area. Assuming normal weather, retail sales growth is projected to be approximately 2 percent annually on average during 1998 through 2000.

    Beginning in September 1997, OPC decreased its purchases of capacity under a power supply agreement by 250 megawatts and has notified the Company of its intent to decrease purchases of capacity by an additional 250 megawatts each in September 1998 and 1999. As a result, the Company's capacity revenues from OPC will decline by approximately $26 million in 1998, an additional $25 million in 1999, and an additional $18 million in 2000. Under the amended 1995 Integrated Resource Plan approved by the GPSC in March 1997, the resources associated with the decreased purchases in 1997 and 1998 will be used to meet the needs of the Company's retail customers through 2004.

    The Company has entered into a 30-year purchase power agreement whereby the Company will buy electricity from a 300 megawatt cogeneration facility, starting in June 1998. Capacity and fixed O&M payments are projected to be $13 million in 1998, $14 million in 1999 and $14 million in 2000. The Company has also entered into a five-year purchase power agreement scheduled to begin in June 2000 for approximately 215 megawatts. Capacity and fixed O&M payments are estimated to be approximately $7 million in 2000.

    The amortization of Plant Vogtle costs deferred under phase-in plans will decline by $89 million in 1998, $12 million in 1999, and $19 million in 2000. These costs will be fully amortized by September 1999. See Note 1 to the financial statements under "Plant Vogtle Phase-In Plans" for additional information.

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

    As discussed in Note 3 to the financial statements, regulatory uncertainties exist related to the Rocky Mountain pumped storage hydroelectric plant. On January 14, 1998, the GPSC ordered that the Company be allowed approximately $108 million of its $143 million investment in the plant in rate base as of December 31, 1998. The Company has appealed the GPSC's order. If such order is ultimately upheld, the Company will be required to record a charge to earnings currently estimated at approximately $29 million, after taxes.

    Southern Company and the Internal Revenue Service (IRS) have entered into a settlement agreement that is subject to review and approval by the Joint Congressional Committee on Taxation. If approved, the agreement would result in a refund, including interest, to the Company. See Note 3 to the financial statements under "Tax Litigation" for additional information.

    Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Issues."

    The electric utility industry in the United States is currently undergoing a period of dramatic change as a result of regulatory and competitive factors.

Georgia Power Company 1997 Annual Report

Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows independent power producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell electric energy to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The Company is aggressively working to maintain and expand its share of wholesale sales in the Southeastern power markets. Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry.

    The Company continues to compete with other electric suppliers within the state. In Georgia, most new retail customers with at least 900 kilowatts of connected load may choose their electricity supplier. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition across the nation. Among other things, these initiatives allow customers to choose their electricity provider. As these initiatives materialize, the structure of the utility industry could radically change. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While the GPSC has held workshops to discuss retail competition and industry restructuring, there has been no proposed or enacted legislation to date in Georgia. Enactment would require numerous issues to be resolved, including significant ones relating to transmission pricing and recovery of costs. The ability of the Company to recover all its costs, including the regulatory assets described in Note 1 to the financial statements, could have a material effect on the financial condition of the Company. The Company is attempting to reduce regulatory assets and other costs through a three-year retail accounting order. See Note 3 to the financial statements under "Retail Accounting Order" for additional information.

    Unless the Company remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited as competition increases. Conversely, continuing to be a low-cost producer could provide opportunities to increase market share and profitability in markets that evolve with changing regulation.

    The Company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

    The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry - including the Company's - regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the FASB has decided to review the accounting for liabilities related to closure and removal of long-lived assets, including nuclear decommissioning. If the FASB issues new accounting rules, the estimated costs of closing and removing the Company's nuclear and other facilities may be required to be recorded as liabilities in the Balance Sheets. Also, the annual provisions for such costs could change. Because of the Company's current ability to recover closure and removal costs through rates, these changes would not have a significant adverse effect on results of operations. See Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning" for additional information.

    The Company is heavily dependent upon complex computer systems for all phases of its operations. The year 2000 issue -- common to most corporations -- concerns the inability of certain software and databases to properly recognize date sensitive information related to the year 2000 and thereafter. This problem could result in a material disruption to the Company's operations, if not corrected. The Company has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. In 1997 resources were committed and implementation began to modify the affected information systems. Total costs related to the project are estimated to be approximately $33 million, of which $3 million was spent in 1997. The remaining costs will be

Georgia Power Company 1997 Annual Report

expensed primarily in 1998. Implementation is currently on schedule. Although the degree of success of this project cannot be determined at this time, management believes there will be no significant effect on the Company's operations.

Exposure to Market Risks

Due to cost-based rate regulation, the Company has limited exposure to market volatility in interest rates and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 1997, exposure from these activities was not material to the Company's financial position, results of operations, or cash flows.

New Accounting Standards

The FASB has issued Statement No. 130, Reporting Comprehensive Income, which will be effective in 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income). Comprehensive income is the total of net income and all other nonowner changes in equity. The Company will adopt this statement in 1998.

   The FASB has issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the new rules in 1997, and they did not have a significant impact on the Company's financial reporting. However, this conclusion may change as industry restructuring and competitive factors influence the company's operations.

FINANCIAL CONDITION

Plant Additions

In 1997 gross utility plant additions were $476 million. These additions were primarily related to transmission and distribution facilities and to the purchase of nuclear fuel. The funds needed for gross property additions are currently provided from operations. The Statements of Cash Flows provide additional details.

Financing Activities

In 1997, the Company continued to lower its financing costs by refinancing higher-cost issues. New issues during 1995 through 1997 totaled $1.6 billion and retirement or repayment of securities totaled $2.2 billion. The retirements included the redemption of $131 million in 1995 of first mortgage bonds with the proceeds from the Plant Scherer Unit 4 sales. Composite financing rates for long-term debt and preferred stock for the years 1995 through 1997, as of year-end, were as follows:

                                  1997       1996        1995
                               ---------------------------------
Composite interest rate
   on long-term debt              6.11%      6.39%       6.57%
Composite preferred
   stock dividend rate            5.18       6.34        6.73
----------------------------------------------------------------

The Company's current securities ratings are as follows:

                              Duff &                  Standard &
                              Phelps     Moody's        Poor's
                             ------------------------------------
First Mortgage Bonds             AA-         A1           A+
Preferred Stock                   A+         a2           A
Unsecured Bonds                   A+         A2           A
Commercial Paper                  D1+        P1           A1
-----------------------------------------------------------------

    Subsidiaries of the Company have issued mandatorily redeemable preferred securities. See Note 9 to the financial statements under "Preferred Securities" for additional information.

    In January 1998, the Company issued $145 million of 6 7/8% unsecured senior notes due December 31, 2047. The senior notes are subordinated to all secured

Georgia Power Company 1997 Annual Report

debt of the Company, including its first mortgage bonds.

Liquidity and Capital Requirements

Cash provided from operations decreased by $15 million in 1997, primarily due to lower retail revenues.

    The Company estimates that construction expenditures for the years 1998 through 2000 will total $506 million, $561 million and $549 million, respectively. Investments in transmission and distribution facilities, enhancements to existing generating plants, and equipment to comply with the provisions of the Clean Air Act are planned.

    Cash requirements for improvement fund requirements, redemptions announced, and maturities of long-term debt and preferred stock are expected to total $693 million during 1998 through 2000.

    As a result of requirements by the Nuclear Regulatory Commission, the Company has established external trust funds for the purpose of funding nuclear decommissioning costs. For 1998 through 2000, the amount to be funded totals $24 million annually. For additional information concerning nuclear decommissioning costs, see Note 1 to the financial statements under "Depreciation and Nuclear Decommissioning."

Sources of Capital

The Company expects to meet future capital requirements primarily using funds generated from operations and, if needed, by the issuance of new debt and equity securities, term loans, and short-term borrowings. To meet short-term cash needs and contingencies, the Company had approximately $1.3 billion of unused credit arrangements with banks at the beginning of 1998. See Note 9 to the financial statements under "Bank Credit Arrangements" for additional information.

    The Company historically has relied on issuances of first mortgage bonds and preferred stock, in addition to pollution control revenue bonds issued for its benefit by public authorities, to meet its long-term external financing requirements. Recently, the Company's financings have consisted of unsecured debt and trust preferred securities. In this regard, the Company sought and obtained stockholder approval in 1997 to amend its corporate charter eliminating restrictions on the amounts of unsecured indebtedness it may incur.

    If the Company chooses to issue first mortgage bonds or preferred stock, it is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter. The Company's ability to satisfy all coverage requirements is such that it could issue new first mortgage bonds and preferred stock to provide sufficient funds for all anticipated requirements.

Environmental Issues

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly impacted the operating companies of Southern Company, including Georgia Power. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units in the Southern electric system. As a result of Southern Company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants in the Southern electric system will be affected.

    Southern Company achieved Phase I sulfur dioxide compliance at the affected units by switching to low-sulfur coal, which required some equipment upgrades. Construction expenditures for Georgia Power's Phase I compliance totaled approximately $167 million.

    For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as required to meet Phase II limits and ozone nonattainment requirements for metropolitan Atlanta through 2000. Current compliance strategy for Phase II and ozone nonattainment could require total estimated construction expenditures of approximately $39 million, of which $28 million remains to be spent as of December 31, 1997.

    A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking

Georgia Power Company 1997 Annual Report

provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

    In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision makes the standards significantly more stringent. Also, in October 1997, the EPA issued a proposed regional ozone rule that --if implemented--could require substantial further reductions in NOx emissions from fossil-fueled generating facilities. Implementation of the standards and the proposed rule could result in significant additional compliance costs and capital expenditures that cannot be determined at this time.

    The EPA and state environmental regulatory agencies are reviewing and evaluating various matters including: emission control strategies for ozone nonattainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

    The Company must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations, the Company could incur costs to clean up properties currently or previously owned. The Company conducts studies to determine the extent of any required clean-up costs and has recognized in the financial statements costs to clean up known sites. These costs for the Company amounted to $4 million, $2 million and $8 million, in 1997, 1996, and 1995, respectively. Additional sites may require environmental remediation for which the Company may be liable for a portion of or all required clean-up costs. See Note 3 to the financial statements under "Certain Environmental Contingencies" for information regarding the Company's potentially responsible party status at a site in Brunswick, Georgia, and the status of sites listed on the State of Georgia's hazardous site inventory.

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

Cautionary Statement Regarding Forward-Looking Information

The Company's 1997 Annual Report contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies -- including acquisitions or dispositions of assets or internal restructuring -- that may be pursued by Southern Company; state and federal rate regulation; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; and other factors discussed in the reports--including Form 10-K--filed from time to time by the Company with the Securities and Exchange Commission.


STATEMENTS OF INCOME
For the Years Ended December 31, 1997, 1996, and 1995
Georgia Power Company 1997 Annual Report

==============================================================================================================================
                                                                                    1997              1996               1995
------------------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)
Operating Revenues:
Revenues                                                                      $4,347,009        $4,380,893         $4,328,432
Revenues from affiliates                                                          38,708            35,886             76,906
------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                       4,385,717         4,416,779          4,405,338
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation--
   Fuel                                                                          857,269           835,194            900,973
   Purchased power from non-affiliates                                           143,409           157,308            183,009
   Purchased power from affiliates                                               177,240           229,324            131,740
   Provision for separation benefits                                               5,459            39,099             10,607
   Other                                                                         696,700           741,383            735,918
Maintenance                                                                      317,199           315,934            292,029
Depreciation and amortization                                                    572,640           432,940            421,850
Amortization of deferred Plant Vogtle costs (Note 1)                             120,577           136,650            124,454
Taxes other than income taxes                                                    207,192           207,098            204,675
Federal and state income taxes                                                   426,918           435,904            449,204
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       3,524,603         3,530,834          3,454,459
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                 861,114           885,945            950,879
Other Income (Expense):
Allowance for equity funds used during construction                                6,012             3,144              2,734
Equity in earnings of unconsolidated subsidiary (Note 4)                           4,266             3,851              4,051
Interest income                                                                   10,581             5,333              5,524
Other, net                                                                       (35,834)          (43,502)            (8,973)
Income taxes applicable to other income                                           31,763            18,581              3,022
------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                   877,902           873,352            957,237
------------------------------------------------------------------------------------------------------------------------------
Interest and Other Charges:
Interest on long-term debt                                                       194,344           207,851            254,607
Allowance for debt funds used during construction                                 (8,962)          (11,416)           (12,081)
Interest on interim obligations                                                    7,795            15,478             21,463
Amortization of debt discount, premium and expense, net                           14,179            14,790             15,835
Other interest charges                                                            10,254             6,338             11,399
Distributions on preferred securities of subsidiary companies                     47,369            14,958              9,000
------------------------------------------------------------------------------------------------------------------------------
Interest and other charges, net                                                  264,979           247,999            300,223
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                       612,923           625,353            657,014
Dividends on Preferred Stock                                                      18,927            45,026             48,152
------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                 $  593,996        $  580,327         $  608,862
==============================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997, 1996, and 1995
Georgia Power Company 1997 Annual Report

================================================================================================================================
                                                                                      1997              1996             1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
Operating Activities:
Net income                                                                        $  612,923       $   625,353       $  657,014
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                               674,286           521,086          527,310
         Deferred income taxes and investment tax credits, net                       (21,425)           35,700           37,150
         Allowance for equity funds used during construction                          (6,012)           (3,144)          (2,734)
         Amortization of deferred Plant Vogtle costs, net                            120,577           136,650          124,454
         Loss (gain) on asset sales                                                     (974)            3,766          (23,588)
         Other, net                                                                    3,050            41,489           (7,980)
         Changes in certain current assets and liabilities --
            Receivables, net                                                          13,387             9,421          (59,370)
            Inventories                                                               39,748            55,753           30,761
            Payables                                                                 (10,007)          (35,651)          45,882
            Taxes accrued                                                             (3,596)           11,766           11,373
            Energy cost recovery, retail                                             (20,103)              679           42,576
            Other                                                                    (30,026)          (15,880)          35,175
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                        1,371,828         1,386,988        1,418,023
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                            (475,921)         (428,220)        (480,449)
Sales of property                                                                          -             3,319          131,099
Other                                                                                 16,223           (16,468)         (42,579)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                              (459,698)         (441,369)        (391,929)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds --
     Preferred securities                                                            364,250           225,000                -
     First mortgage bonds                                                                  -            10,000           75,000
     Pollution control bonds                                                         284,700           112,825          504,700
Retirements --
     Preferred stock                                                                (356,392)         (179,148)               -
     First mortgage bonds                                                            (60,258)         (210,860)        (505,789)
     Pollution control bonds                                                        (284,700)         (119,665)        (504,810)
     Other long-term debt                                                                  -                 -          (37,000)
Interim obligations, net                                                             (64,266)           30,166          (24,472)
Special deposits -- redemption funds                                                  44,454           (44,454)               -
Capital distribution to parent company                                              (205,000)         (250,000)               -
Payment of preferred stock dividends                                                 (26,917)          (46,911)         (48,419)
Payment of common stock dividends                                                   (520,000)         (475,500)        (451,500)
Miscellaneous                                                                        (20,024)          (10,646)         (17,413)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                              (844,153)         (959,193)      (1,009,703)
---------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                               67,977           (13,574)          16,391
Cash and Cash Equivalents at Beginning of Year                                        15,356            28,930           12,539
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                           $  83,333       $    15,356       $   28,930
================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                         $  258,298       $   249,434       $  298,482
     Income taxes (net of refunds)                                                   427,596           373,886          404,129
--------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these statements.



BALANCE SHEETS
At December 31, 1997 and 1996
Georgia Power Company 1997 Annual Report

===================================================================================================================
ASSETS                                                                                   1997                  1996
---------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)

Utility Plant:
Plant in service                                                                 $ 15,082,570           $ 14,769,573
Less accumulated provision for depreciation                                         5,319,680              4,793,638
---------------------------------------------------------------------------------------------------------------------
                                                                                    9,762,890              9,975,935
Nuclear fuel, at amortized cost                                                       126,882                121,840
Construction work in progress (Note 4)                                                214,128                256,141
---------------------------------------------------------------------------------------------------------------------
Total                                                                              10,103,900             10,353,916
---------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
Southern Electric Generating Company, at equity (Note 4)                               24,973                 26,032
Nuclear decommissioning trusts, at market                                             194,417                130,178
Miscellaneous                                                                          87,907                103,787
---------------------------------------------------------------------------------------------------------------------
Total                                                                                 307,297                259,997
---------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                              83,333                 15,356
Receivables--
   Customer accounts receivable                                                       385,844                392,328
   Other accounts and notes receivable                                                110,278                159,499
   Affiliated companies                                                                20,333                 20,095
   Accumulated provision for uncollectible accounts                                    (3,000)                (4,000)
Fossil fuel stock, at average cost                                                     96,067                117,382
Materials and supplies, at average cost                                               240,387                258,820
Prepayments                                                                            27,503                 67,118
Vacation pay deferred                                                                  40,996                 39,965
---------------------------------------------------------------------------------------------------------------------
Total                                                                               1,001,741              1,066,563
---------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 8)                                     688,472                754,002
Deferred Plant Vogtle costs (Note 1)                                                   50,412                170,988
Premium on reacquired debt, being amortized                                           166,609                166,670
Prepaid pension costs                                                                  67,777                 42,653
Debt expense, being amortized                                                          40,927                 32,693
Miscellaneous                                                                         146,593                159,153
---------------------------------------------------------------------------------------------------------------------
Total                                                                               1,160,790              1,326,159
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                                     $ 12,573,728           $ 13,006,635
=====================================================================================================================
The accompanying notes are an integral part of these statements.


BALANCE SHEETS (continued)
At December 31, 1997 and 1996
Georgia Power Company 1997 Annual Report

===============================================================================================================================

CAPITALIZATION AND LIABILITIES                                                                      1997                  1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (in thousands)

Capitalization (See accompanying statements):
Common stock equity                                                                         $  4,019,728           $  4,154,281
Preferred stock                                                                                  157,247                464,611
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
   subordinated debentures or notes (Note 9)                                                     689,250                325,000
Long-term debt                                                                                 2,982,835              3,200,419
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          7,849,060              8,144,311
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Preferred stock due within one year (Note 9)                                                           -                 49,028
Long-term debt due within one year (Note 9)                                                      220,855                 60,622
Notes payable to banks (Note 9)                                                                  142,300                207,300
Commercial paper (Note 9)                                                                        223,930                223,196
Accounts payable--
   Affiliated companies                                                                           71,373                 66,821
   Other                                                                                         261,293                263,093
Customer deposits                                                                                 68,618                 64,901
Taxes accrued--
   Federal and state income                                                                        4,480                 15,497
   Other                                                                                         111,541                100,661
Interest accrued                                                                                  72,437                 79,936
Miscellaneous                                                                                    105,683                153,127
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          1,282,510              1,284,182
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                                     2,417,547              2,522,945
Accumulated deferred investment tax credits                                                      397,202                415,477
Deferred credits related to income taxes (Note 8)                                                297,560                317,965
Employee benefits provisions                                                                     169,887                186,319
Miscellaneous                                                                                    159,962                135,436
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          3,442,158              3,578,142
--------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1 through 7)
Total Capitalization and Liabilities                                                        $ 12,573,728           $ 13,006,635
================================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CAPITALIZATION
At December 31, 1997 and 1996
Georgia Power Company 1997 Annual Report

==================================================================================================================================
                                                                           1997             1996       1997            1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                              (in thousands)              (percent of total)
Common Stock Equity:
Common stock, without par value --
     Authorized -- 15,000,000 shares
     Outstanding --  7,761,500 shares                               $   344,250      $   344,250
Paid-in capital                                                       1,929,971        2,134,886
Premium on preferred stock                                                  160              371
Retained earnings (Note 9)                                            1,745,347        1,674,774
----------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                             4,019,728        4,154,281       51.2%            51.0%
----------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock, without par value:
   Authorized -- 55,000,000 shares
   Outstanding -- 4,719,226 shares at December 31, 1997
   Outstanding -- 16,111,964 shares at December 31, 1996
         $100 stated value --
            4.60% to 6.60%                                               52,355          117,787
            7.72% to 7.80%                                                    -           30,000
         $25 stated value --
            $1.90 to $2.125                                                   -          190,852
         Adjustable rate -- at January 1, 1998:
              4.85%                                                      64,213          100,000
              5.27%                                                      40,679           75,000
----------------------------------------------------------------------------------------------------------------------------------
Total cumulative preferred stock (annual dividend
     requirement -- $8,141,000)                                         157,247          513,639
Less amount due within one year (Note 9)                                      -           49,028
----------------------------------------------------------------------------------------------------------------------------------
Cumulative preferred stock excluding amount due within one year         157,247          464,611        2.0             5.7
----------------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
   Redeemable Preferred Securities (Note 9):
     $25 liquidation value -- 9%                                        100,000          100,000
     $25 liquidation value -- 7.75%                                     225,000          225,000
     $25 liquidation value -- 7.60%                                     175,000                -
     $25 liquidation value -- 7.75%                                     189,250                -
----------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement -- $54,404,000)                  689,250          325,000        8.8             4.0
----------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
     Maturity                           Interest Rates
     April 1, 1998                      5 1/2%                          100,000          100,000
     September 1, 1999                  6 1/8%                          195,000          195,000
     March 1, 2000                      6%                              100,000          100,000
     October 1, 2000                    7%                              100,000          100,000
     September 1, 2002                  6 7/8%                          150,000          150,000
     2003 through 2005                  6.07% to 6 5/8%                 285,000          285,000
     2008                               6 7/8%                           50,000           50,000
     2023 through 2025                  7.55% to 7.95%                  474,250          534,508
----------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                            1,454,250        1,514,508
Pollution control obligations (Note 9)                                1,671,190        1,671,190
Other long-term debt (Note 9)                                            86,675           87,114
Unamortized debt discount, net                                           (8,425)         (11,771)
----------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $196,378,000)                                     3,203,690        3,261,041
Less amount due within one year (Note 9)                                220,855           60,622
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                   2,982,835        3,200,419       38.0            39.3
----------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                                $ 7,849,060      $ 8,144,311      100.0%           100.0%
==================================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1997, 1996, and 1995
Georgia Power Company 1997 Annual Report

==================================================================================================================================
                                                                                          1997             1996              1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)

Balance at Beginning of Period                                                      $1,674,774       $1,569,905        $1,412,543
Net income after dividends on preferred stock                                          593,996          580,327           608,862
Cash dividends on common stock                                                        (520,000)        (475,500)         (451,500)
Preferred stock transactions, net                                                       (3,423)              42                 -
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (Note 9)                                                   $1,745,347       $1,674,774        $1,569,905
==================================================================================================================================


STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1997, 1996, and 1995
Georgia Power Company 1997 Annual Report

==================================================================================================================================
                                                                                          1997             1996              1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)

Balance at Beginning of Period                                                      $2,134,886       $2,384,444        $2,384,348
Capital distribution to parent company                                                (205,000)        (250,000)                -
Contributions to capital by parent company                                                  85              442                96
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period                                                            $1,929,971       $2,134,886        $2,384,444
==================================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Georgia Power Company 1997 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

The Company is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), a system service company, Southern Communications Services (Southern Communications), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), Southern Company Energy Solutions, and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four Southeastern states. Contracts among the operating companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission (SEC). SCS provides, at cost, specialized services to Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Southern Energy designs, builds, owns, and operates power production and delivery facilities and provides a broad range of energy related services in the United States and international markets. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Company Energy Solutions develops new business opportunities related to energy products and services.

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

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Company's Balance Sheets at December 31 relate to the following:

                                            1997       1996
                                          ---------- ---------
                                             (in millions)
                                          --------------------
Deferred income taxes                     $   688     $  754
Deferred income tax credits                  (298)      (318)
Premium on reacquired debt                    167        167
Corporate building lease                       52         51
Deferred Plant Vogtle costs                    50        171
Vacation pay                                   41         40
Postretirement benefits                        38         38
Department of Energy assessments               29         32
Deferred nuclear outage costs                  28         18
Demand-side program costs                      11         44
Other, net                                     10         (9)
--------------------------------------------------------------
Total                                     $   816     $  988
==============================================================

    In the event that a portion of the Company's operations is no longer subject to the provisions of Statement No. 71, the Company would be required to write off related net regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair value.

Georgia Power Company 1997 Annual Report

Revenues and Fuel Costs

The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The Company's electric rates include provisions to adjust billings for fluctuations in fuel and the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1997, uncollectible accounts continued to average less than 1 percent of revenues.

    Fuel expense includes the amortization of the cost of nuclear fuel and a charge, based on nuclear generation, for the permanent disposal of spent nuclear fuel. Total charges for nuclear fuel included in fuel expense amounted to $76 million in 1997, $78 million in 1996, and $86 million in 1995. The Company has a contract with the U.S. Department of Energy (DOE) that provides for the permanent disposal of spent nuclear fuel, which was scheduled to begin in 1998. However, the actual year this service will begin is uncertain. Sufficient storage capacity currently is available to permit operation into 2003 at Plant Hatch and into 2008 at Plant Vogtle. Activities for adding dry cask storage capacity at Plant Hatch by as early as 1999 are in progress.

    Also, the Energy Policy Act of 1992 required the establishment in 1993 of a Uranium Enrichment Decontamination and Decommissioning Fund, which is to be funded in part by a special assessment on utilities with nuclear plants. This fund will be used by the DOE for the decontamination and decommissioning of its nuclear fuel enrichment facilities. The assessment will be paid over a 15-year period, which began in 1993. The law provides that utilities will recover these payments in the same manner as any other fuel expense. The Company -- based on its ownership interests -- estimates its remaining liability under this law at December 31, 1997, to be approximately $27 million. This obligation is recorded in the accompanying Balance Sheets.

Depreciation and Nuclear Decommissioning

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.1 percent in 1997 and 1996 and 3.2 percent in 1995. In addition, the Company recorded accelerated depreciation of electric plant of $159 million in 1997, $24 million in 1996, and $6 million in 1995. The amount of such charges in the accumulated provision for depreciation is $189 million at December 31, 1997. See
Note 3 under "Retail Accounting Order" for additional information. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected costs of decommissioning nuclear facilities and removal of other facilities.

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

    Site study cost is the estimate to decommission the facility as of the site study year, and ultimate cost is the estimate to decommission the facility as of

Georgia Power Company 1997 Annual Report

the retirement date. The estimated costs of decommissioning -- both site study costs and ultimate costs at December 31, 1997 -- based on the Company's ownership interests -- were as follows:

                                           Plant      Plant
                                           Hatch     Vogtle
                                        --------------------
Site study basis (year)                     1997       1997

Decommissioning periods:
   Beginning year                           2014       2027
   Completion year                          2027       2038
------------------------------------------------------------
                                           (in millions)
Site study costs:
   Radiated structures                      $372       $317
   Non-radiated structures                    33         44
------------------------------------------------------------
Total                                       $405       $361
============================================================
                                           (in millions)
Ultimate costs:
   Radiated structures                      $722       $922
   Non-radiated structures                    65        129
------------------------------------------------------------
Total                                       $787     $1,051
============================================================

                                           (in millions)
Amount expensed in 1997                    $  11     $   9

Accumulated provisions:
   Balance in external trust funds          $118     $  76
   Balance in internal reserves               23        13
------------------------------------------------------------
Total                                       $141     $  89
============================================================

Significant assumptions:
   Inflation rate                           3.6%      3.6%
   Trust earnings rate                      6.5       6.5
------------------------------------------------------------

    Annual provisions for nuclear decommissioning are based on an annuity method as approved by the GPSC. The decommissioning costs currently included in cost of service are $320 million and $267 million for plants Hatch and Vogtle, respectively. These amounts are based on the higher of the costs to decommission the radioactive portions of the plants based on 1994 site studies or the 1993 NRC minimum funding requirements. The estimated ultimate costs associated with the amounts currently included in cost of service are $781 million and $1.1 billion for plants Hatch and Vogtle, respectively. The Company expects the GPSC to periodically review and adjust, if necessary, the amounts collected in rates for the anticipated cost of decommissioning.

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

Plant Vogtle Phase-In Plans

In 1987 and 1989, the GPSC ordered that the allowed costs of Plant Vogtle, a two-unit nuclear facility of which Georgia Power owns 45.7 percent, be phased into rates. Pursuant to the orders, the Company recorded a deferred return under phase-in plans until October 1991 when the allowed investment was fully reflected in rates. In 1991, the GPSC levelized the remaining Plant Vogtle declining capacity buyback expenses over a six-year period. In addition, the Company deferred certain Plant Vogtle operating expenses and financing costs under accounting orders issued by the GPSC. These GPSC orders provide for the recovery of deferred costs within 10 years. Costs deferred under the 1987 order and the levelized buybacks were fully recovered as of September 1997.

Allowance for Funds Used During Construction (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. For the years 1997, 1996 and 1995, the average AFUDC rates were 7.60 percent, 6.59 percent and 6.53 percent, respectively. AFUDC, net of taxes, as a percentage of net income after dividends on preferred stock, was less than 2.0 percent for 1997, 1996, and 1995.

Georgia Power Company 1997 Annual Report

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

Financial Instruments

The Company's financial instruments for which the carrying amounts did not approximate fair value at December 31 were as follows:

                                        Carrying      Fair
                                         Amount       Value
                                      ------------------------
Long-term debt:                             (in millions)
  At December 31, 1997                    $3,125      $3,170
  At December 31, 1996                     3,174       3,206
Preferred securities:
  At December 31, 1997                       689         720
  At December 31, 1996                       325         333
--------------------------------------------------------------

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

Postretirement Benefits

The Company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. Qualified trusts are funded to the extent deductible under federal income tax regulations and to the extent required by the GPSC and the FERC. During 1997 and 1996, the Company funded $24 million and $25 million, respectively, to the qualified trusts. Amounts funded are primarily invested in debt and equity securities.

    FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." In October 1993, the GPSC ordered the Company to phase in the adoption of Statement No. 106 to cost of service over a five-year period, whereby one-fifth of the additional cost was expensed in 1993, and the remaining additional costs were deferred. An additional one-fifth of the costs were expensed each succeeding year until the costs were fully reflected in cost of service in 1997. The cost deferred during the five-year period will be amortized to expense over a 15-year period beginning in 1998.

Georgia Power Company 1997 Annual Report

Funded Status and Cost of Benefits

The funded status of the plans and reconciliation to amounts reflected in the Balance Sheets at December 31 are as follows:

                                                Pension
                                          ---------------------
                                             1997       1996
                                          ---------------------
                                             (in millions)
                                          ---------------------
Actuarial present value of
 benefit obligations:
     Vested benefits                         $  841     $  806
     Non-vested benefits                         29         52
----------------------------------------------------------------
Accumulated benefit obligation                  870        858
Additional amounts related
   to projected salary increases                249        314
---------------------------------------------------------------
Projected benefit obligation                  1,119      1,172
Less:
   Fair value of plan assets                  1,931      1,797
   Unrecognized net gain                       (753)      (591)
   Unrecognized prior service cost               48         56
   Unrecognized transition asset                (39)       (47)
---------------------------------------------------------------
Prepaid asset recognized in
   the Balance Sheets                        $   68     $   43
===============================================================


                                             Postretirement
                                                Benefits
                                          ---------------------
                                             1997       1996
                                          ---------------------
                                             (in millions)
Actuarial present value of
 benefit obligation:
     Retirees and dependents                   $246       $217
     Employees eligible to retire                33         29
     Other employees                            156        184
---------------------------------------------------------------
Accumulated benefit obligation                  435        430
Less:
   Fair value of plan assets                    151        112
   Unrecognized net loss                         47         50
   Unrecognized transition
     obligation                                 139        157
---------------------------------------------------------------
Accrued liability recognized in the
   Balance Sheets                              $ 98       $111
===============================================================


    The weighted average rates used in actuarial calculations were:

                                   1997       1996       1995
                                  ----------------------------
Discount                           7.5%       7.8%       7.3%
Annual salary increase             5.0        5.3        4.8
Long-term return on
   Plan assets                     8.5        8.5        8.5
----------------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement medical benefit obligation was a weighted average medical care cost trend rate of 8.8 percent for 1997, decreasing gradually to 5.5 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation as of December 31, 1997, by $43 million and the aggregate of the service and interest cost components of the net postretirement cost by $4 million.

    The components of the plans' net costs are shown below:

                                               Pension
                                     ----------------------------
                                        1997      1996      1995
                                     ----------------------------
                                            (in millions)
Benefits earned during the year       $  30    $  35     $  33
Interest cost on projected
   benefit obligation                    82       86        78
Actual return on plan assets           (301)    (202)     (317)
Net amortization                        161       62       185
-----------------------------------------------------------------
Net pension benefit                   $ (28)   $ (19)    $ (21)
=================================================================

    Of net pension amounts recorded, $20 million in 1997, $14 million in 1996, and $15 million in 1995 were recorded as a reduction to operating expense, and the remainder was recorded as a reduction to construction and other accounts.

Georgia Power Company 1997 Annual Report

                                       Postretirement Benefits
                                      -------------------------
                                        1997    1996     1995
                                      -------------------------
                                           (in millions)
Benefits earned during the year         $ 7     $ 9      $13
Interest cost on accumulated
   benefit obligation                    32      30       34
Amortization of transition
   obligation                             9       9       16
Actual return on plan assets             (8)     (6)      (8)
Net amortization                          2       3        4
---------------------------------------------------------------
Net postretirement cost                 $42     $45      $59
===============================================================

    Of the above net postretirement benefit costs recorded, $32 million in 1997, $29 million in 1996, and $33 million in 1995 were charged to operating expenses. In addition, $3 million in 1996 and $11 million in 1995 were deferred, and the remainder was charged to construction and other accounts. During 1996, the Company expensed an additional $19 million due to an adjustment to amounts previously deferred under the GPSC order as a result of changes in the postretirement benefit plan.

Work Force Reduction Programs

The Company has incurred costs for work force reduction programs. The costs related to these programs were $5 million in 1997, $39 million in 1996 and $11 million in 1995. Additionally, the Company recognized $4 million in 1997, $9 million in 1996, and $3 million in 1995 for its share of costs associated with SCS's work force reduction programs.

3. REGULATORY AND LITIGATION MATTERS

Retail Accounting Order

On February 16, 1996, the GPSC approved a three-year accounting order for the Company. Under the order, effective January 1, 1996, the Company's earnings are evaluated against a retail return on common equity range of 10 percent to 12.5 percent. Earnings in excess of 12.5 percent will be used to accelerate the amortization of regulatory assets or depreciation of electric plant. At its option, the Company may also recognize accelerated amortization or depreciation of assets within the allowed return on common equity range. The Company is required to absorb cost increases of approximately $29 million annually during the order's three-year operation, including $14 million annually of accelerated depreciation of electric plant. During the order's operation, the Company will not file for a general base rate increase unless its projected retail return on common equity falls below 10 percent. Under the approved order, on July 1, 1998, the Company will make a general rate case filing in response to which the GPSC would be expected either to continue the provisions of the accounting order or adopt different ones.

    The Company's 1996 retail return on common equity was within the 10 percent to 12.5 percent range. During 1997, for earnings in excess of the 12.5% retail return, the Company recorded charges of $135 million that are presented in the financial statements as depreciation expense of electric plant and as an addition to the reserve for depreciation.

    In November 1996, on appeal by a consumer group, the Superior Court of Fulton County, Georgia, reversed the GPSC's accounting order and remanded the matter to the GPSC. The Court found that statutory requirements applicable to rate cases should have been, but were not, followed. The GPSC and the Company subsequently appealed the Superior Court's decision. In October 1997, the Court of Appeals upheld the accounting order. No appeal of that decision was filed within the allowable time frame. The order stands as written, and this matter is now concluded.

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

Georgia Power Company 1997 Annual Report

FERC administrative law judge issued an opinion that the FERC staff failed to meet its burden of proof, and therefore no change in the equity return was necessary. The FERC staff has filed exceptions to the administrative law judge's opinion, and the matter remains pending before the FERC.

    If the rates of return on common equity recommended by the FERC staff were applied to all the schedules and contracts involved in both proceedings, as well as certain other contracts that reference these proceedings in determining return on common equity and if refunds were ordered, the amount of refunds could range up to approximately $71 million at December 31, 1997. Although management believes that rates are not excessive and that refunds are not justified, the final outcome of this matter cannot now be determined.

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

    In June 1996, the GPSC initiated a review of the plant. On January 14, 1998, the GPSC ordered that the Company be allowed approximately $108 million of its $143 million investment in the plant in rate base as of December 31, 1998. The Company has appealed the GPSC's order to the Superior Court of Fulton County, Georgia. If such order is ultimately upheld, the Company will be required to record a charge to earnings currently estimated at approximately $29 million, after taxes. The final outcome of this matter cannot now be determined. Accordingly, no provision related to the GPSC's disallowance has been recorded.

Tax Litigation

In August 1997, Southern Company and the Internal Revenue Service (IRS) entered into a settlement agreement related to tax issues for the years 1984 through 1987. The agreement is subject to the review and approval by the Joint Congressional Committee on Taxation. If approved by the Joint Committee, the agreement would resolve all issues in the case for the years before the U. S. Tax Court, resulting in a refund to the Company of approximately $140 million. This amount includes interest of $61 million. The tax litigation was related to a timing issue as to when taxes should have been paid; therefore, only the interest portion will affect future income. There can be no assurance that such Joint Committee approval will be received.

Demand-Side Conservation Programs

In August 1995, the GPSC ordered the Company to discontinue its current demand-side conservation programs by the end of 1995. Rate riders previously approved by the GPSC for recovery of the Company's costs incurred in connection with these programs remained in effect until January 1998 when costs deferred were fully collected.

    Under the Retail Accounting Order approved February 16, 1996, the Company will recognize approximately $29 million of deferred program costs over a three-year period which will not be recovered through the riders.

Certain Environmental Contingencies

In January 1995, the Company and four other unrelated entities were notified by the EPA that they have been designated as potentially responsible parties under the Comprehensive Environmental Response, Compensation and Liability Act with respect to a site in Brunswick, Georgia. As of December 31, 1997, the Company has recognized approximately $5 million in expenses associated with this site. This represents the Company's agreed upon share of removal and remedial investigation and feasibility study costs. The final outcome of this matter cannot now be determined. However, based on the nature and extent of the Company's activities relating to the site, management believes that the Company's portion of any remaining remediation costs should not be material.

    In compliance with the Georgia Hazardous Site Response Act of 1993, the State of Georgia was required to compile an inventory of all known or suspected sites where hazardous wastes, constituents or substances have been disposed of or released in quantities deemed reportable by the State. In developing this

Georgia Power Company 1997 Annual Report

list, the State identified several hundred properties throughout the State, including 25 sites which may require environmental remediation that were either previously or are currently owned by the Company. The majority of these sites are electrical power substations and power generation facilities. The Company has remediated nine electrical substations on the list at a cost of approximately $3 million. In addition, the Company has recognized approximately $17 million in expenses through December 31, 1997 for the assessment of the remaining sites on the list and the anticipated clean-up cost for 11 sites that the Company plans to remediate. Any cost of remediating the remaining sites cannot presently be determined until such studies are completed for each site and the State of Georgia determines whether remediation is required. If all listed sites were required to be remediated, the Company could incur expenses of up to approximately $15 million in additional clean-up costs and construction expenditures of up to approximately $65 million to develop new waste management facilities or install additional pollution control devices.

    The accrued costs for environmental remediation obligations are not discounted to their present value.

New Wholesale Agreement

On January 10, 1997, the Company and the Municipal Electric Authority of Georgia
(MEAG) reached an agreement to enter into a new power supply relationship which would replace the partial requirements tariff pursuant to which the Company sells wholesale energy to MEAG and the scheduling services agreement between the Company and MEAG. The new power supply contract was approved by FERC and was implemented in August 1997.

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

    The first evaluation was conducted in 1993 for performance during the 1990-92 period. The GPSC approved a performance reward of approximately $8.5 million for the Company. This reward was collected through the retail fuel cost recovery provision and recognized in income over a 36-month period which ended in October 1996. In January 1997, the GPSC approved a performance award of approximately $11.7 million for performance during the 1993-95 period. This reward is being collected through the retail fuel cost recovery provision and recognized in income over a 36-month period that began in January 1997.

4.  COMMITMENTS

Construction Program

While the Company has no traditional baseload generating plants under construction, the construction of one jointly owned combustion turbine peaking unit was completed in January 1997. In addition, significant construction of transmission and distribution facilities, and projects to upgrade and extend the useful life of generating plants will continue. The Company currently estimates property additions to be approximately $506 million in 1998, $561 million in 1999, and $549 million in 2000. The estimates for property additions for the three-year period include $28 million committed to meeting the requirements of the Clean Air Act.

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

Georgia Power Company 1997 Annual Report

Total estimated long-term fossil and nuclear fuel commitments at December 31, 1997 were as follows:
                                                Minimum
Year                                          Obligations
                                         ----------------------
                                             (in millions)
1998                                            $   985
1999                                                799
2000                                                777
2001                                                673
2002                                                614
2003 and beyond                                   1,635
---------------------------------------------------------------
Total minimum obligations                        $5,483
===============================================================

    Additional commitments for coal and for nuclear fuel will be required in the future to supply the Company's fuel needs.

Purchase Power Commitments

In connection with the joint ownership arrangement for Plant Vogtle, discussed in Note 6, the Company has made commitments to purchase portions of OPC's and MEAG's capacity and energy from this plant. Declining commitments were in effect during periods of up to seven years following commercial operation and ended in 1996. As discussed in Note 1, the Plant Vogtle declining capacity buyback expense was levelized over a six-year period which ended in September 1997. In addition, the Company has commitments regarding a portion of a 5 percent interest in Plant Vogtle owned by MEAG that are in effect until the latter of the retirement of the plant or the latest stated maturity date of MEAG's bonds issued to finance such ownership interest. The payments for capacity are required whether or not any capacity is available. The energy cost is a function of each unit's variable operating costs. Except as noted below, the cost of such capacity and energy is included in purchased power from non-affiliates in the Company's Statements of Income. Capacity payments totaled $54 million, $68 million, and $76 million in 1997, 1996, and 1995, respectively.
The current projected Plant Vogtle capacity payments are:



Year                                            Amounts
                                         ----------------------
                                             (in millions)
1998                                            $    57
1999                                                 59
2000                                                 62
2001                                                 61
2002                                                 60
2003 and beyond                                     771
----------------------------------------------------------------
Total                                           $ 1,070
================================================================

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

                                1997       1996       1995
                             ---------------------------------
                                     (in millions)
Energy                           $45         $47        $44
Capacity                          30          30         29
--------------------------------------------------------------
Total                            $75         $77        $73
==============================================================
Kilowatt-hours                 3,038       2,780      2,391
--------------------------------------------------------------

    At December 31, 1997, the capitalization of SEGCO consisted of $50 million of equity and $72 million of long-term debt on which the annual interest requirement is $4 million.

Georgia Power Company 1997 Annual Report


    The Company has entered into other various long-term commitments for the purchase of electricity. Total long-term obligations at December 31, 1997 were as follows:


Year                                            Amounts
                                         ----------------------
                                             (in millions)
1998                                             $  16
1999                                                17
2000                                                21
2001                                                22
2002                                                23
2003 and beyond                                    360
---------------------------------------------------------------
Total                                            $ 459
===============================================================

Operating Leases

The Company has entered into coal rail car rental agreements with various terms and expiration dates. These expenses totaled $11 million for 1997 and 1996 and $12 million for 1995. At December 31, 1997, estimated minimum rental commitments for these noncancelable operating leases were as follows:

Year                                            Amounts
                                         ----------------------
                                             (in millions)
1998                                             $  11
1999                                                11
2000                                                11
2001                                                12
2002                                                12
2003 and beyond                                    132
---------------------------------------------------------------
Total                                            $ 189
===============================================================

5.  NUCLEAR INSURANCE

Under the Price-Anderson Amendments Act of 1988, the Company maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the Company's nuclear power plants. The act provides funds up to $8.9 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $200 million by private insurance, with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of nuclear reactors. The Company could be assessed up to $79 million per incident for each licensed reactor it operates but not more than an aggregate of $10 million per incident to be paid in a calendar year for each reactor. Such maximum assessment for the Company, excluding any applicable state premium taxes, -- based on its ownership and buyback interests -- is $160 million per incident but not more than an aggregate of $20 million to be paid for each incident in any one year.

    The Company is a member of Nuclear Electric Insurance Limited (NEIL), a mutual insurer established to provide property damage insurance in an amount up to $500 million for members' nuclear generating facilities. The members are subject to a retrospective premium assessment in the event that losses exceed accumulated reserve funds. The Company's maximum annual assessment is limited to $10 million under current policies.

    Additionally, the Company has policies that currently provide decontamination, excess property insurance, and premature decommissioning coverage up to $2.25 billion for losses in excess of the $500 million primary coverage. This excess insurance is also provided by NEIL.

    Additionally, NEIL covers the costs that would be incurred in obtaining replacement power during a prolonged accidental outage at a member's nuclear plant. Members can be insured against increased costs of replacement power in an amount up to $3.5 million per week -- starting 17 weeks after the outage -- for one year and up to $2.8 million per week for the second and third years.

    Under each of the NEIL policies, members are subject to assessments if losses each year exceed the accumulated funds available to the insurer under that policy. The maximum annual assessments under the current policies for the Company would be $11 million for excess property damage and $11 million for replacement power.

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

Georgia Power Company 1997 Annual Report

proceeds are to be paid either to the Company or to its bond trustees as may be appropriate under the policies and applicable trust indentures.

    All retrospective assessments, whether generated for liability, property or replacement power, may be subject to applicable state premium taxes.

6.  FACILITY SALES AND JOINT OWNERSHIP
    AGREEMENTS

The Company has sold undivided interests in plants Hatch, Wansley, Vogtle, and Scherer Units 1 and 2 to OPC, an electric membership generation and transmission corporation; MEAG, a public corporation and an instrumentality of the state of Georgia; and the City of Dalton, Georgia. The Company has sold an interest in Plant Scherer Unit 3 to Gulf Power Company, an affiliate. Additionally, the Company has sold 76.4 percent of Plant Scherer Unit 4 to Florida Power & Light Company (FP&L) and the remaining 23.6 percent to Jacksonville Electric Authority
(JEA). The Company has also sold transmission facilities to Georgia Transmission Corporation (formerly OPC's transmission division), MEAG, and the City of Dalton.

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

    The Company and Florida Power Corporation (FPC) jointly own a combustion turbine unit at Intercession City, Florida, near Orlando. The unit began commercial operation in January 1997, and is operated by FPC. The Company owns a one-third interest in the unit, with use of 100 percent of the unit's capacity from June through September. FPC has the capacity the remainder of the year.

    At December 31, 1997, the Company's percentage ownership and investment (exclusive of nuclear fuel) in jointly owned facilities in commercial operation, were as follows:

                                       Total
                                     Nameplate        Company
Facility (Type)                      Capacity        Ownership
------------------------------------------------------------------
                                      (megawatts)
Plant Vogtle (nuclear)                  2,320            45.7%
Plant Hatch (nuclear)                   1,722            50.1
Plant Wansley (coal)                    1,730            53.5
Plant Scherer (coal)
   Units 1 and 2                        1,636             8.4
   Unit 3                                 818            75.0
Plant McIntosh
   Common Facilities                      N/A            75.0
       (combustion-turbine)
Rocky Mountain                            848            25.4
       (pumped storage)
Intercession City                         142            33.3
       (combustion-turbine)
------------------------------------------------------------------

                                                   Accumulated
  Facility (Type)                  Investment     Depreciation
----------------------------------------------------------------
                                         (in millions)
   Plant Vogtle (nuclear)             $3,299*        $1,100
  Plant Hatch (nuclear)                  840            477
  Plant Wansley (coal)                   298            136
  Plant Scherer (coal)
     Units 1 and 2                       112             44
     Unit 3                              542            164
  Plant McIntosh
   Common Facilities
      (combustion-turbine)                19              1
  Rocky Mountain
      (pumped storage)                   202             44
  Intercession City
      (combustion-turbine)                13             **
----------------------------------------------------------------

     * Investment net of write-offs.
   ** Less than $1 million.

Georgia Power Company 1997 Annual Report

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

    The Company's capacity revenues were as follows:

               Year
               -------------------------------------
                      (in millions) (megawatts)
               1997        $  42           159
               1996           41           173
               1995           53           248
               -------------------------------------

    Unit power from specific generating plants is being sold to FP&L, FPC, JEA, and the City of Tallahassee, Florida. Under these agreements, the Company sold approximately 159 megawatts of capacity in 1997 and is scheduled to sell approximately 162 megawatts of capacity in 1998 and 1999. In 2000, 129 megawatts will be sold. After 2000, capacity sales will decline to approximately 105 megawatts -- unless reduced by FP&L, FPC, and JEA -- until the expiration of the contracts in 2010.

8.  INCOME TAXES

At December 31, 1997, tax-related regulatory assets were $688 million and tax-related regulatory liabilities were $298 million. The assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

   Details of the federal and state income tax provisions are as follows:


                                     1997      1996      1995
                                  -------------------------------
Total provision for income taxes:          (in millions)
Federal:
   Currently payable                $ 352       $325      $349
   Deferred -
     Current year                      49         70        84
     Reversal of prior years          (68)       (41)      (55)
   Deferred investment tax
     credits                            -          -         1
-----------------------------------------------------------------
                                      333        354       379
-----------------------------------------------------------------
State:
   Currently payable                   65         56        60
   Deferred -
     Current year                       8         12        15
     Reversal of prior years          (11)        (5)       (8)
-----------------------------------------------------------------
                                       62         63        67
-----------------------------------------------------------------
Total                                 395        417       446
-----------------------------------------------------------------
Less:
   Income taxes credited
     to other income                  (32)       (19)       (3)
-----------------------------------------------------------------
Total income taxes
   charged to operations            $ 427       $436      $449
=================================================================

    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:


                                               1997      1996
                                             -------------------
                                               (in millions)
Deferred tax liabilities:
   Accelerated depreciation                    $1,732    $1,736
   Property basis differences                     968     1,038
   Other                                          142       174
-----------------------------------------------------------------
Total                                           2,842     2,948
-----------------------------------------------------------------
Deferred tax assets:
   Other property basis differences               216       225
   Federal effect of state deferred taxes          99       100
   Other deferred costs                            83        93
   Disallowed Plant Vogtle buybacks                23        24
   Other                                           14        36
-----------------------------------------------------------------
Total                                             435       478
-----------------------------------------------------------------
Net deferred tax liabilities                    2,407     2,470
Portion included in current assets                 11        53
-----------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                       $2,418    $2,523
=================================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce

Georgia Power Company 1997 Annual Report

depreciation in the Statements of Income. Credits amortized in this manner amounted to $15 million in 1997, $17 million in 1996, and $22 million in 1995. At December 31, 1997, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory tax rate to the effective income tax rate is as follows:

                                       1997     1996     1995
                                     -------- -------- --------
Federal statutory rate                  35%      35%      35%
State income tax, net of
   federal deduction                     4        4        4
Non-deductible book
   depreciation                          4        3        2
Other                                   (4)      (2)      (1)
---------------------------------------------------------------
Effective income tax rate               39%      40%      40%
===============================================================

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

9.  CAPITALIZATION

First Mortgage Bond Indenture & Charter
Restrictions

The Company historically has relied on issuances of first mortgage bonds and preferred stock, in addition to pollution control revenue bonds issued for its benefit by public authorities, to meet its long-term external financing requirements. Recently, the Company's financings have consisted of unsecured debt and trust preferred securities. In this regard, the Company sought and obtained stockholder approval in 1997 to amend its corporate charter eliminating restrictions on the amounts of unsecured indebtedness it may incur.

    The Company's first mortgage bond indenture contains various restrictions that remain in effect as long as the bonds are outstanding. At December 31, 1997, $852 million of retained earnings and paid-in capital was unrestricted for the payment of cash dividends or any other distributions under terms of the mortgage indenture. If additional first mortgage bonds are issued, supplemental indentures in connection with those issues may contain more stringent restrictions than those currently in effect.

    The Company's charter previously limited cash dividends on common stock to the lesser of the retained earnings balance or 75 percent of net income available for such stock during a prior period of 12 months if the ratio of common stock equity to total capitalization, including retained earnings, adjusted to reflect the payment of the proposed dividend, was below 25 percent, and to 50 percent of such net income if such ratio was less than 20 percent. These restrictions were removed by a vote of preferred shareholders on December 10, 1997.

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

    Statutory business trusts formed by the Company, of which the Company owns all the common securities, have issued mandatorily redeemable preferred securities as follows:

              Date of                                    Maturity
               Issue      Amount     Rate       Notes       Date
            -------------------------------------------------------
                        (millions)          (millions)
Trust I       8/1996       $225.00   7.75%        $232      6/2036

Trust II      1/1997        175.00   7.60%         180     12/2036

Trust III     6/1997        189.25   7.75%         195      3/2037

     Substantially all of the assets of each trust are junior subordinated notes issued by the Company in the respective approximate principal amounts set forth above.

    The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of Georgia Power Capital's and the Trusts' payment obligations with respect to the preferred securities.

Georgia Power Company 1997 Annual Report

    Georgia Power Capital, L.P., and the Trusts are subsidiaries of the Company, and accordingly are consolidated in the Company's financial statements.

Pollution Control Bonds

The Company has incurred obligations in connection with the sale by public authorities of tax-exempt pollution control revenue bonds. The Company has authenticated and delivered to trustees an aggregate of $1.3 billion of its first mortgage bonds, which are pledged as security for its obligations under pollution control revenue contracts. No interest on these first mortgage bonds is payable unless and until a default occurs on the installment purchase or loan agreements.

    Details of pollution control bonds are as follows:

    Maturity         Interest Rates          1997       1996
--------------------------------------------------------------
                                            (in millions)
2000              4.375%                   $   50      $  50
2004-2005         5% to 5.70%                 104        143
2011              Variable                     10         10
2017              8.375% to 9.375%              -        140
2018-2022         6% to 6.35%
                     & Variable               112        218
2023-2026         5.40% to 6.75%
                     & Variable             1,110      1,110
2029-2032         Variable                    235          -
2034              Variable                     50          -
--------------------------------------------------------------
Total pollution control bonds              $1,671     $1,671
==============================================================

Senior Notes

In January 1998, the Company issued $145 million of 6 7/8% unsecured senior notes due December 31, 2047. The senior notes are subordinated to all secured debt of the Company, including its first mortgage bonds.

Bank Credit Arrangements

At the beginning of 1998, the Company had unused credit arrangements with banks totaling $1.3 billion, of which $919 million expires at various times during 1998, $300 million expires at June 30, 1999, and $60.3 million expires at May 1, 2000.

    The $300 million expiring June 30, 1999, is under revolving credit arrangements with several banks providing the Company and Alabama Power Company up to a total credit amount of $300 million. To provide liquidity support for commercial paper programs, $165 million and $135 million are currently dedicated to the Company and Alabama Power Company, respectively. However, the allocations can be changed among the borrowers by notifying the respective banks.

    Approximately $1.1 billion of the credit facilities allow for term loans of between one and three years. Most of the agreements include stated borrowing rates but also allow for negotiated rates. In addition, these agreements require payment of commitment fees based on the unused portions of the commitments or the maintenance of compensating balances with the banks.

    Of the Company's total $1.3 billion in unused credit arrangements, a portion of the lines is dedicated to provide liquidity support to variable rate pollution control bonds. The credit lines dedicated as of December 31, 1997, totaled $879 million. In connection with all other lines of credit, the Company has the option of paying fees or maintaining compensating balances. These balances are not legally restricted from withdrawal.

    In addition, the Company borrows under uncommitted lines of credit with banks and through a $225 million commercial paper program that has the liquidity support of committed bank credit arrangements. Average compensating balances held under these committed facilities were not material in 1997.

Other Long-Term Debt

Assets acquired under capital leases are recorded in the Balance Sheets as utility plant in service, and the related obligations are classified as long-term debt. At December 31, 1997 and 1996, the Company had a capitalized lease obligation for its corporate headquarters building of $87 million with an interest rate of 8.1 percent. The lease agreement provides for payments that are minimal in early years and escalate through the first 21 years of the lease. For ratemaking purposes, the GPSC has treated the lease as an operating lease and has allowed only the lease payments in cost of service. The difference between the accrued expense and the lease payments allowed for ratemaking purposes is being deferred as a cost to be recovered in the future as ordered by the GPSC.


                                     11-127

Georgia Power Company 1997 Annual Report

At December 31, 1997, and 1996, the interest and lease amortization deferred on the Balance Sheets are $52 million and $51 million, respectively.

Assets Subject to Lien

The Company's mortgage dated as of March 1, 1941, as amended and supplemented, securing the first mortgage bonds issued by the Company, constitutes a direct lien on substantially all of the Company's fixed property and franchises.

Securities Due Within One Year

The current portion of the Company's long-term debt and preferred stock is as follows:

                                                1997      1996
                                             -------------------
                                               (in millions)
First mortgage bonds                           $ 220     $  61
Preferred stock                                    -        49
----------------------------------------------------------------
Total                                          $ 220     $ 110
================================================================

    The Company's first mortgage bond indenture includes an improvement fund requirement that amounts to 1 percent of each outstanding series of bonds authenticated under the indenture prior to January 1 of each year, other than those issued to collateralize pollution control obligations. The requirement may be satisfied by June 1 of each year by depositing cash, reacquiring bonds, or by pledging additional property equal to 1 2/3 times the requirement. The 1998 requirement was met in the first quarter of the year by depositing cash with the trustee. These funds were used to redeem first mortgage bonds.

Redemption of Securities

The Company plans to continue a program of redeeming or replacing debt and preferred stock in cases where opportunities exist to reduce financing costs. Issues may be repurchased in the open market or called at premiums as specified under terms of the issue. They may also be redeemed at face value to meet improvement fund requirements, to meet replacement provisions of the mortgage, or through use of proceeds from the sale of property pledged under the mortgage. In general, for the first five years a series of first mortgage bonds is outstanding, the Company is prohibited from redeeming for improvement fund purposes more than 1 percent annually of the original issue amount.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information for 1997 and 1996 is as follows:

                                                      Net Income
                                                        After
                                                     Dividends on
                        Operating      Operating      Preferred
    Quarter Ended        Revenues       Income          Stock
-------------------------------------------------------------------
                                      (in millions)
                       --------------------------------------------
March 1997                $  959          $180           $106
June 1997                  1,015           205            131
September 1997             1,407           317            257
December 1997              1,005           159            100


March 1996                $1,029          $192           $114
June 1996                  1,134           233            154
September 1996             1,311           339            256
December 1996                943           122             56
-------------------------------------------------------------------

    Earnings in the fourth quarter of 1997, compared to the fourth quarter of 1996, increased primarily as a result of higher retail sales and the recognition in 1996 of an agreement to refund $14 million to municipalities and cooperatives in Georgia.

    The Company's business is influenced by seasonal weather conditions.


SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1997 Annual Report

==========================================================================================================================
                                                                                  1997              1996             1995
--------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                           $4,385,717        $4,416,779       $4,405,338
Net Income after Dividends
     on Preferred Stock (in thousands)                                        $593,996          $580,327         $608,862
Cash Dividends on Common Stock (in thousands)                                 $520,000          $475,500         $451,500
Return on Average Common Equity (percent)                                        14.53             13.73            14.43
Total Assets (in thousands)                                                $12,573,728       $13,006,635      $13,470,275
Gross Property Additions (in thousands)                                       $475,921          $428,220         $480,449
--------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                         $4,019,728        $4,154,281       $4,299,012
Preferred stock                                                                157,247           464,611          692,787
Preferred stock subject to mandatory redemption                                      -                 -                -
Company obligated mandatorily redeemable preferred securities                  689,250           325,000          100,000
Long-term debt                                                               2,982,835         3,200,419        3,315,460
--------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                               $7,849,060        $8,144,311       $8,407,259
==========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                               51.2              51.0             51.1
Preferred stock                                                                    2.0               5.7              8.2
Company obligated mandatorily redeemable preferred securities                      8.8               4.0              1.2
Long-term debt                                                                    38.0              39.3             39.5
--------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                    100.0             100.0            100.0
==========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                               -            10,000           75,000
Retired                                                                         60,258           210,860          505,789
Preferred Stock (in thousands):
Issued                                                                               -                 -                -
Retired                                                                        356,392           179,148                -
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                         364,250           225,000                -
--------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                        A1                A1               A1
     Standard and Poor's                                                            A+                A+               A+
     Duff & Phelps                                                                 AA-               AA-              AA-
Preferred Stock -
     Moody's                                                                        a2                a2               a2
     Standard and Poor's                                                             A                 A                A
     Duff & Phelps                                                                  A+                A+                A
--------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                  1,561,675         1,531,453        1,500,024
Commercial                                                                     211,672           205,087          198,624
Industrial                                                                       9,988            10,424           10,796
Other                                                                            2,748             2,645            2,568
--------------------------------------------------------------------------------------------------------------------------
Total                                                                        1,786,083         1,749,609        1,712,012
==========================================================================================================================
Employees (year-end)                                                             8,354 *          10,346           11,061

*In 1997 Georgia Power Company transferred 1,855 employees to Southern Nuclear Operating Company.



SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1997 Annual Report


=============================================================================================================================
                                                                                     1994              1993             1992
-----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                              $4,162,403        $4,451,181       $4,297,436
Net Income after Dividends
     on Preferred Stock (in thousands)                                           $525,544          $569,853         $520,538
Cash Dividends on Common Stock (in thousands)                                    $429,300          $402,400         $384,000
Return on Average Common Equity (percent)                                           12.84             14.37            13.60
Total Assets (in thousands)                                                   $13,712,658       $13,736,110      $10,964,442
Gross Property Additions (in thousands)                                          $638,426          $674,432         $508,444
-----------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                            $4,141,554        $4,045,458       $3,888,237
Preferred stock                                                                   692,787           692,787          692,792
Preferred stock subject to mandatory redemption                                         -                 -            6,250
Company obligated mandatorily redeemable preferred securities                     100,000                 -                -
Long-term debt                                                                  3,757,823         4,031,387        4,131,016
-----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                  $8,692,164        $8,769,632       $8,718,295
=============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                  47.6              46.1             44.6
Preferred stock                                                                       8.0               7.9              8.0
Company obligated mandatorily redeemable preferred securities                         1.2               -                -
Long-term debt                                                                       43.2              46.0             47.4
-----------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                       100.0             100.0            100.0
=============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                  -         1,135,000          975,000
Retired                                                                           133,559         1,337,822        1,381,300
Preferred Stock (in thousands):
Issued                                                                                  -           175,000          195,000
Retired                                                                                 -           245,005          165,004
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                            100,000                 -                -
-----------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                           A2                A3               A3
     Standard and Poor's                                                                A                A-               A-
     Duff & Phelps                                                                     A+                A+               A-
Preferred Stock -
     Moody's                                                                           a3              baa1             baa1
     Standard and Poor's                                                               A-              BBB+             BBB+
     Duff & Phelps                                                                     A-                A-              BBB
-----------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                     1,466,382         1,441,972        1,421,175
Commercial                                                                        193,648           188,820          183,784
Industrial                                                                         10,976            11,217           11,479
Other                                                                               2,426             2,322            2,269
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                           1,673,432         1,644,331        1,618,707
=============================================================================================================================
Employees (year-end)                                                               11,765            12,528           12,600

*In 1997 Georgia Power Company transferred 1,855 employees to Southern Nuclear Operating Company.


                                       II-130A

SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1997 Annual Report


=======================================================================================================================

                                                                               1991              1990             1989
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                        $4,301,428        $4,445,809       $4,145,240
Net Income after Dividends
     on Preferred Stock (in thousands)                                     $474,855          $208,066         $449,099
Cash Dividends on Common Stock (in thousands)                              $375,200          $389,600         $394,500
Return on Average Common Equity (percent)                                     12.76              5.52            11.72
Total Assets (in thousands)                                             $10,842,538       $11,176,619      $11,372,346
Gross Property Additions (in thousands)                                    $548,051          $558,727         $727,631
-----------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                      $3,766,551        $3,673,913       $3,860,657
Preferred stock                                                             607,796           607,796          607,844
Preferred stock subject to mandatory redemption                             118,750           125,000          155,000
Company obligated mandatorily redeemable preferred securities                     -                 -                -
Long-term debt                                                            4,553,189         5,000,225        5,054,001
-----------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                            $9,046,286        $9,406,934       $9,677,502
=======================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                            41.7              39.1             39.9
Preferred stock                                                                 8.0               7.8              7.9
Company obligated mandatorily redeemable preferred securities                     -                 -                -
Long-term debt                                                                 50.3              53.1             52.2
-----------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                 100.0             100.0            100.0
=======================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                            -           300,000          250,000
Retired                                                                     598,384            91,117           91,516
Preferred Stock (in thousands):
Issued                                                                      100,000                 -                -
Retired                                                                     100,000            83,750            7,500
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                            -                 -                -

-----------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                   Baa1              Baa1             Baa2
     Standard and Poor's                                                       BBB+              BBB+             BBB+
     Duff & Phelps                                                             BBB+               BBB              BBB
Preferred Stock -
     Moody's                                                                   baa1              baa1             baa2
     Standard and Poor's                                                        BBB               BBB              BBB
     Duff & Phelps                                                             BBB-              BBB-             BBB-
-----------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                               1,397,682         1,378,888        1,355,211
Commercial                                                                  179,933           178,391          177,814
Industrial                                                                   11,946            12,115           12,311
Other                                                                         2,190             2,114            2,050
-----------------------------------------------------------------------------------------------------------------------
Total                                                                     1,591,751         1,571,508        1,547,386
=======================================================================================================================
Employees (year-end)                                                         13,700            13,746           13,900

*In 1997 Georgia Power Company transferred 1,855 employees to Southern Nuclear Operating Company.


                                       130B


SELECTED FINANCIAL AND OPERATING DATA
Georgia Power Company 1997 Annual Report


============================================================================================================
                                                                                     1988              1987
------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                              $3,897,479        $3,786,485
Net Income after Dividends
     on Preferred Stock (in thousands)                                           $479,532          $240,057
Cash Dividends on Common Stock (in thousands)                                    $386,600          $377,800
Return on Average Common Equity (percent)                                           13.06              6.85
Total Assets (in thousands)                                                   $11,130,539       $11,197,494
Gross Property Additions (in thousands)                                          $929,019        $1,034,059
------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                            $3,806,070        $3,538,182
Preferred stock                                                                   657,844           657,844
Preferred stock subject to mandatory redemption                                   162,500           166,250
Company obligated mandatorily redeemable preferred securities                           -                 -
Long-term debt                                                                  4,861,378         4,825,760
------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                  $9,487,792        $9,188,036
============================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                 40.1              38.5
Preferred stock                                                                      8.6               9.0
Company obligated mandatorily redeemable preferred securities                          -                 -
Long-term debt                                                                      51.3              52.5
------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                      100.0             100.0
============================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                           150,000           500,000
Retired                                                                          206,677           217,949
Preferred Stock (in thousands):
Issued                                                                                 -           125,000
Retired                                                                            3,750           150,000
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                                 -                 -
------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                        Baa2              Baa2
     Standard and Poor's                                                             BBB               BBB
     Duff & Phelps                                                                     9                 9
Preferred Stock -
     Moody's                                                                        baa2              baa2
     Standard and Poor's                                                            BBB-              BBB-
     Duff & Phelps                                                                    10                10
------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                    1,329,173         1,303,721
Commercial                                                                       174,147           169,014
Industrial                                                                        12,353            12,307
Other                                                                              1,993             1,858
------------------------------------------------------------------------------------------------------------
Total                                                                          1,517,666         1,486,900
============================================================================================================
Employees (year-end)                                                              15,110            14,924

*In 1997 Georgia Power Company transferred 1,855 employees to Southern Nuclear Operating Company.



                                       130C


SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1997 Annual Report


================================================================================================================================
                                                                                        1997              1996             1995
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                       $1,326,787        $1,371,033       $1,337,060
Commercial                                                                         1,493,353         1,486,586        1,449,108
Industrial                                                                         1,110,311         1,118,633        1,141,766
Other                                                                                 47,848            47,060           44,255
--------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                       3,978,299         4,023,312        3,972,189
Sales for resale - non-affiliates                                                    282,365           281,580          290,302
Sales for resale - affiliates                                                         38,708            35,886           76,906
--------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                           4,299,372         4,340,778        4,339,397
Other revenues                                                                        86,345            76,001           65,941
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                             $4,385,717        $4,416,779       $4,405,338
================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                       17,295,022        17,826,451       17,307,399
Commercial                                                                        21,134,346        20,823,073       19,844,999
Industrial                                                                        26,701,685        26,191,831       25,286,340
Other                                                                                538,163           536,057          493,720
--------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                      65,669,216        65,377,412       62,932,458
Sales for resale - non-affiliates                                                  6,795,300         7,868,342        6,591,841
Sales for resale - affiliates                                                      1,706,699         1,180,207        2,738,947
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                             74,171,215        74,425,961       72,263,246
================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                             7.67              7.69             7.73
Commercial                                                                              7.07              7.14             7.30
Industrial                                                                              4.16              4.27             4.52
Total retail                                                                            6.06              6.15             6.31
Sales for resale                                                                        3.78              3.51             3.94
Total sales                                                                             5.80              5.83             6.00
Residential Average Annual Kilowatt-Hour Use Per Customer                             11,171            11,763           11,654
Residential Average Annual Revenue Per Customer                                      $857.01           $904.70          $900.28
Plant Nameplate Capacity Ratings (year-end) (megawatts)                               14,437            14,367           14,344
Maximum Peak-Hour Demand (megawatts):
Winter                                                                                10,407            10,410            9,819
Summer                                                                                13,153            12,914           12,828
Annual Load Factor (percent)                                                            57.4              62.2             59.6
Plant Availability (percent):
Fossil-steam                                                                            85.8              85.2             85.8
Nuclear                                                                                 88.8              89.3             91.8
--------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                    64.3              60.4             63.0
Nuclear                                                                                 18.8              18.2             19.3
Hydro                                                                                    2.2               2.2              2.5
Oil and gas                                                                              0.6               0.5              0.6
Purchased power -
     From non-affiliates                                                                 2.7               5.6              7.7
     From affiliates                                                                    11.4              13.1              6.9
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                  100.0             100.0            100.0
================================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                    9,990            10,468           10,039
Cost of fuel per million BTU (cents)                                                  132.61            128.72           143.85
Average cost of fuel per net kilowatt-hour generated (cents)                            1.32              1.35             1.44
================================================================================================================================
 *  Less than one-tenth of one percent.



SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1997 Annual Report


============================================================================================================================
                                                                                    1994              1993             1992
----------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                   $1,180,358        $1,291,035       $1,128,396
Commercial                                                                     1,367,315         1,354,130        1,285,681
Industrial                                                                     1,100,995         1,113,067        1,083,856
Other                                                                             42,983            41,399           39,504
----------------------------------------------------------------------------------------------------------------------------
Total retail                                                                   3,691,651         3,799,631        3,537,437
Sales for resale - non-affiliates                                                351,591           534,370          640,308
Sales for resale - affiliates                                                     60,899            61,668           67,835
----------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                       4,104,141         4,395,669        4,245,580
Other revenues                                                                    58,262            55,512           51,856
----------------------------------------------------------------------------------------------------------------------------
Total                                                                         $4,162,403        $4,451,181       $4,297,436
============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                   15,680,709        16,649,859       14,939,172
Commercial                                                                    18,738,461        18,278,508       17,260,614
Industrial                                                                    24,337,632        23,635,363       22,978,312
Other                                                                            484,009           460,801          436,144
----------------------------------------------------------------------------------------------------------------------------
Total retail                                                                  59,240,811        59,024,531       55,614,242
Sales for resale - non-affiliates                                              7,968,475        14,307,030       15,870,222
Sales for resale - affiliates                                                  3,056,050         3,027,733        3,320,060
----------------------------------------------------------------------------------------------------------------------------
Total                                                                         70,265,336        76,359,294       74,804,524
============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                         7.53              7.75             7.55
Commercial                                                                          7.30              7.41             7.45
Industrial                                                                          4.52              4.71             4.72
Total retail                                                                        6.23              6.44             6.36
Sales for resale                                                                    3.74              3.44             3.69
Total sales                                                                         5.84              5.76             5.68
Residential Average Annual Kilowatt-Hour Use Per Customer                         10,766            11,630           10,603
Residential Average Annual Revenue Per Customer                                  $810.39           $901.79          $800.88
Plant Nameplate Capacity Ratings (year-end) (megawatts)                           13,943            13,759           14,076
Maximum Peak-Hour Demand (megawatts):
Winter                                                                            10,509             9,067            8,938
Summer                                                                            11,758            12,573           11,448
Annual Load Factor (percent)                                                        63.0              58.5             60.5
Plant Availability (percent):
Fossil-steam                                                                        83.1              85.9             86.6
Nuclear                                                                             88.4              85.5             87.7
----------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                61.3              62.1             61.4
Nuclear                                                                             18.0              16.2             17.0
Hydro                                                                                2.6               2.3              2.5
Oil and gas                                                                          0.1               0.2               *
Purchased power -
     From non-affiliates                                                             9.7              10.2             12.2
     From affiliates                                                                 8.3               9.0              6.9
----------------------------------------------------------------------------------------------------------------------------
Total                                                                              100.0             100.0            100.0
============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                9,915             9,912            9,900
Cost of fuel per million BTU (cents)                                              145.33            153.62           153.08
Average cost of fuel per net kilowatt-hour generated (cents)                        1.44              1.52             1.52
============================================================================================================================
 *  Less than one-tenth of one percent.



                                       II-132A


SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1997 Annual Report


================================================================================================================
                                                                        1991              1990             1989
----------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                       $1,111,358        $1,109,165       $1,022,781
Commercial                                                         1,243,067         1,218,441        1,143,727
Industrial                                                         1,057,702         1,061,830        1,006,416
Other                                                                 37,861            36,773           34,775
----------------------------------------------------------------------------------------------------------------
Total retail                                                       3,449,988         3,426,209        3,207,699
Sales for resale - non-affiliates                                    736,643           784,086          760,809
Sales for resale - affiliates                                         65,586           168,251          150,394
----------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                           4,252,217         4,378,546        4,118,902
Other revenues                                                        49,211            67,263           26,338
----------------------------------------------------------------------------------------------------------------
Total                                                             $4,301,428        $4,445,809       $4,145,240
================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                       14,815,089        14,771,648       14,134,195
Commercial                                                        16,885,833        16,627,128       15,843,181
Industrial                                                        22,298,062        22,126,604       21,801,404
Other                                                                429,016           428,459          414,107
----------------------------------------------------------------------------------------------------------------
Total retail                                                      54,428,000        53,953,839       52,192,887
Sales for resale - non-affiliates                                 18,719,924        20,158,681       20,479,412
Sales for resale - affiliates                                      3,885,892         8,272,528        7,489,948
----------------------------------------------------------------------------------------------------------------
Total                                                             77,033,816        82,385,048       80,162,247
================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                             7.50              7.51             7.24
Commercial                                                              7.36              7.33             7.22
Industrial                                                              4.74              4.80             4.62
Total retail                                                            6.34              6.35             6.15
Sales for resale                                                        3.55              3.35             3.26
Total sales                                                             5.52              5.31             5.14
Residential Average Annual Kilowatt-Hour Use Per Customer             10,675            10,795           10,530
Residential Average Annual Revenue Per Customer                      $800.78           $810.56          $761.96
Plant Nameplate Capacity Ratings (year-end) (megawatts)               14,076            14,366           14,366
Maximum Peak-Hour Demand (megawatts):
Winter                                                                10,001             8,977           10,101
Summer                                                                13,090            13,196           12,735
Annual Load Factor (percent)                                            55.2              55.5             56.3
Plant Availability (percent):
Fossil-steam                                                            93.3              92.5             93.0
Nuclear                                                                 81.6              81.3             89.2
----------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                    63.6              65.1             64.0
Nuclear                                                                 15.3              13.7             14.1
Hydro                                                                    2.3               2.2              2.1
Oil and gas                                                               *                0.1              0.1
Purchased power -
     From non-affiliates                                                10.3              11.0             10.2
     From affiliates                                                     8.5               7.9              9.5
----------------------------------------------------------------------------------------------------------------
Total                                                                  100.0             100.0            100.0
================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                    9,960             9,939           10,020
Cost of fuel per million BTU (cents)                                  157.97            166.22           164.27
Average cost of fuel per net kilowatt-hour generated (cents)            1.57              1.65             1.65
================================================================================================================

 *  Less than one-tenth of one percent.



                                       II-132B


SELECTED FINANCIAL AND OPERATING DATA (continued)
Georgia Power Company 1997 Annual Report


===========================================================================================================
                                                                                    1988              1987
-----------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                     $979,047          $904,218
Commercial                                                                     1,054,995           915,540
Industrial                                                                       983,822           911,933
Other                                                                             31,743            29,350
-----------------------------------------------------------------------------------------------------------
Total retail                                                                   3,049,607         2,761,041
Sales for resale - non-affiliates                                                707,076           822,696
Sales for resale - affiliates                                                     86,751           159,998
-----------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                       3,843,434         3,743,735
Other revenues                                                                    54,045            42,750
-----------------------------------------------------------------------------------------------------------
Total                                                                         $3,897,479        $3,786,485
===========================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                   13,800,038        13,675,730
Commercial                                                                    14,790,561        13,799,379
Industrial                                                                    21,412,845        20,884,454
Other                                                                            397,669           385,514
-----------------------------------------------------------------------------------------------------------
Total retail                                                                  50,401,113        48,745,077
Sales for resale - non-affiliates                                             18,544,705        20,910,185
Sales for resale - affiliates                                                  3,327,814         6,032,889
-----------------------------------------------------------------------------------------------------------
Total                                                                         72,273,632        75,688,151
===========================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                         7.09              6.61
Commercial                                                                          7.13              6.63
Industrial                                                                          4.59              4.37
Total retail                                                                        6.05              5.66
Sales for resale                                                                    3.63              3.65
Total sales                                                                         5.32              4.95
Residential Average Annual Kilowatt-Hour Use Per Customer                         10,484            10,623
Residential Average Annual Revenue Per Customer                                  $743.82           $702.36
Plant Nameplate Capacity Ratings (year-end) (megawatts)                           13,018            13,018
Maximum Peak-Hour Demand (megawatts):
Winter                                                                             9,866             9,446
Summer                                                                            12,295            12,390
Annual Load Factor (percent)                                                        59.1              56.1
Plant Availability (percent):
Fossil-steam                                                                        94.5              92.7
Nuclear                                                                             69.4              85.4
-----------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                72.0              70.9
Nuclear                                                                              9.6               9.1
Hydro                                                                                1.2               1.7
Oil and gas                                                                          0.1               0.1
Purchased power -
     From non-affiliates                                                             8.2               8.5
     From affiliates                                                                 8.9               9.7
-----------------------------------------------------------------------------------------------------------
Total                                                                              100.0             100.0
===========================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                9,969             9,932
Cost of fuel per million BTU (cents)                                              166.28            168.81
Average cost of fuel per net kilowatt-hour generated (cents)                        1.66              1.68
===========================================================================================================
 *  Less than one-tenth of one percent.



                                       II-132C


STATEMENTS OF INCOME
Georgia Power Company

================================================================================================================================
For the Years Ended December 31,                                                             1997          1996            1995
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                            $4,347,009    $4,380,893      $4,328,432
   Revenues from affiliates                                                                38,708        35,886          76,906
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                4,385,717     4,416,779       4,405,338
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                                 857,269       835,194         900,973
     Purchased power from non-affiliates                                                  143,409       157,308         183,009
     Purchased power from affiliates                                                      177,240       229,324         131,740
     Provision for separation benefits                                                      5,459        39,099          10,607
     Proceeds from settlement of disputed contracts                                             -             -               -
     Other                                                                                696,700       741,383         735,918
   Maintenance                                                                            317,199       315,934         292,029
   Depreciation and amortization                                                          572,640       432,940         421,850
   Deferred Plant Vogtle expenses, net                                                    120,577       136,650         124,454
   Taxes other than income taxes                                                          207,192       207,098         204,675
   Federal and state income taxes                                                         426,918       435,904         449,204
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                3,524,603     3,530,834       3,454,459
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                          861,114       885,945         950,879
Other Income (Expense):
   Allowance for equity funds used during construction                                      6,012         3,144           2,734
   Equity in earnings of unconsolidated subsidiary                                          4,266         3,851           4,051
   Deferred return on Plant Vogtle                                                              -             -               -
   Write-off of Plant Vogtle costs                                                              -             -               -
   Income tax reduction for write-off of Plant Vogtle costs                                     -             -               -
   Interest income                                                                         10,581         5,333           5,524
   Other, net (See note)                                                                  (35,834)      (43,502)         (8,973)
   Income taxes applicable to other income                                                 31,763        18,581           3,022
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                            877,902       873,352         957,237
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                             194,344       207,851         254,607
   Allowance for debt funds used during construction                                       (8,962)      (11,416)        (12,081)
   Interest on interim obligations                                                          7,795        15,478          21,463
   Amortization of debt discount, premium, and expense, net                                14,179        14,790          15,835
   Other interest charges                                                                  10,254         6,338          11,399
   Distributions on preferred securities of subsidiary companies                           47,369        14,958           9,000
--------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                           264,979       247,999         300,223
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                612,923       625,353         657,014
Dividends on Preferred Stock                                                               18,927        45,026          48,152
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                          $  593,996    $  580,327      $  608,862
================================================================================================================================
Note:  Reflects major sales of facilities to JEA, FP& L, OPC, MEAG, and Dalton.  Increases in net income, after total taxes, from these sales were $12,312,000 in 1995, $11,275,000 in 1994, $23,191,000 in 1993, $14,542,000 in 1991, $6,336,000 in 1990, and
       $3,851,000 in 1987.


STATEMENTS OF INCOME
Georgia Power Company
================================================================================================================================
For the Years Ended December 31,                                                             1994            1993          1992
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                            $4,101,504      $4,389,513    $4,229,601
   Revenues from affiliates                                                                60,899          61,668        67,835
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                4,162,403       4,451,181     4,297,436
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                                 870,653         951,507       929,780
     Purchased power from non-affiliates                                                  193,130         313,170       436,761
     Purchased power from affiliates                                                      158,063         194,024       158,306
     Provision for separation benefits                                                     82,238               -         9,778
     Proceeds from settlement of disputed contracts                                             -               -        (4,982)
     Other                                                                                643,375         675,284       616,116
   Maintenance                                                                            272,818         284,521       264,757
   Depreciation and amortization                                                          379,158         379,425       375,460
   Deferred Plant Vogtle expenses, net                                                     74,888          36,284       (30,804)
   Taxes other than income taxes                                                          194,566         192,671       179,460
   Federal and state income taxes                                                         399,413         452,122       377,542
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                3,268,302       3,479,008     3,312,174
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                          894,101         972,173       985,262
Other Income (Expense):
   Allowance for equity funds used during construction                                      5,663           3,168         5,855
   Equity in earnings of unconsolidated subsidiary                                          3,588           4,127         4,635
   Deferred return on Plant Vogtle                                                              -               -             -
   Write-off of Plant Vogtle costs                                                              -               -             -
   Income tax reduction for write-off of Plant Vogtle costs                                     -               -             -
   Interest income                                                                          3,254           3,806        12,475
   Other, net (See note)                                                                   10,626          11,902       (30,527)
   Income taxes applicable to other income                                                  7,975          37,661        25,163
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                            925,207       1,032,837     1,002,863
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                             306,473         343,634       402,541
   Allowance for debt funds used during construction                                      (11,571)         (8,271)       (8,310)
   Interest on interim obligations                                                         17,529          15,530         9,694
   Amortization of debt discount, premium, and expense, net                                15,743          14,024         8,033
   Other interest charges                                                                  23,183          47,393        12,425
   Distributions on preferred securities of subsidiary companies                              300               -             -
--------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                           351,657         412,310       424,383
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                573,550         620,527       578,480
Dividends on Preferred Stock                                                               48,006          50,674        57,942
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                          $  525,544      $  569,853    $  520,538
================================================================================================================================
Note:  Reflects major sales of facilities to JEA, FP& L, OPC, MEAG, and Dalton. Increases in net income, after total taxes, from these sales were $12,312,000 in 1995, $11,275,000 in 1994, $23,191,000 in 1993, $14,542,000 in 1991, $6,336,000 in 1990,
       and $3,851,000 in 1987.


                                    II-134A


STATEMENTS OF INCOME
Georgia Power Company
================================================================================================================================
For the Years Ended December 31,                                                             1991            1990          1989
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                            $4,235,842      $4,277,558    $3,994,846
   Revenues from affiliates                                                                65,586         168,251       150,394
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                4,301,428       4,445,809     4,145,240
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                                 998,701       1,120,933     1,078,586
     Purchased power from non-affiliates                                                  444,920         626,989       543,448
     Purchased power from affiliates                                                      193,114         173,716       195,355
     Provision for separation benefits                                                     52,952               -             -
     Proceeds from settlement of disputed contracts                                      (142,183)              -             -
     Other                                                                                596,565         524,665       504,743
   Maintenance                                                                            295,012         280,304       233,680
   Depreciation and amortization                                                          382,549         380,394       346,091
   Deferred Plant Vogtle expenses, net                                                     16,008          31,146       (39,211)
   Taxes other than income taxes                                                          172,893         151,124       128,518
   Federal and state income taxes                                                         349,284         270,561       273,287
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                3,359,815       3,559,832     3,264,497
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                          941,613         885,977       880,743
Other Income (Expense):
   Allowance for equity funds used during construction                                      9,083           6,985        40,525
   Equity in earnings of unconsolidated subsidiary                                          4,576           4,182         3,750
   Deferred return on Plant Vogtle                                                         34,549          82,721        48,096
   Write-off of Plant Vogtle costs                                                              -        (281,254)            -
   Income tax reduction for write-off of Plant Vogtle costs                                     -          63,231             -
   Interest income                                                                         10,563           7,552        10,333
   Other, net (See note)                                                                   13,551         (21,199)      (20,603)
   Income taxes applicable to other income                                                 (7,522)         20,859        15,573
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                          1,006,413         769,054       978,417
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                             459,184         480,174       475,991
   Allowance for debt funds used during construction                                      (10,385)         (9,325)      (34,244)
   Interest on interim obligations                                                          4,906           8,512         1,059
   Amortization of debt discount, premium, and expense, net                                 6,214           6,100         5,865
   Other interest charges                                                                   9,938           9,404         8,868
   Distributions on preferred securities of subsidiary companies                                -               -             -
--------------------------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                           469,857         494,865       457,539
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                536,556         274,189       520,878
Dividends on Preferred Stock                                                               61,701          66,123        71,779
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                          $  474,855      $  208,066    $  449,099
================================================================================================================================
Note:  Reflects major sales of facilities to JEA, FP& L, OPC, MEAG, and Dalton. Increases in net income, after total taxes, from these sales were $12,312,000 in 1995, $11,275,000 in 1994, $23,191,000 in 1993, $14,542,000 in 1991, $6,336,000 in 1990, and
       $3,851,000 in 1987.

                                    II-134B


STATEMENTS OF INCOME
Georgia Power Company
================================================================================================================
For the Years Ended December 31,                                                             1988          1987
----------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                            $3,810,728    $3,626,487
   Revenues from affiliates                                                                86,751       159,998
----------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                3,897,479     3,786,485
----------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                               1,023,173     1,064,552
     Purchased power from non-affiliates                                                  546,511       530,051
     Purchased power from affiliates                                                      164,873       199,831
     Provision for separation benefits                                                          -             -
     Proceeds from settlement of disputed contracts                                             -             -
     Other                                                                                541,975       575,182
   Maintenance                                                                            246,877       274,672
   Depreciation and amortization                                                          306,492       254,929
   Deferred Plant Vogtle expenses, net                                                     (8,333)     (141,977)
   Taxes other than income taxes                                                          146,759       143,289
   Federal and state income taxes                                                         204,222       250,093
----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                3,172,549     3,150,622
----------------------------------------------------------------------------------------------------------------
Operating Income                                                                          724,930       635,863
Other Income (Expense):
   Allowance for equity funds used during construction                                     96,530       159,414
   Equity in earnings of unconsolidated subsidiary                                          3,302         3,440
   Deferred return on Plant Vogtle                                                        107,310       115,028
   Write-off of Plant Vogtle costs                                                              -      (357,821)
   Income tax reduction for write-off of Plant Vogtle costs                                     -       128,923
   Interest income                                                                         28,445        55,388
   Other, net (See note)                                                                   (3,746)      (55,081)
   Income taxes applicable to other income                                                  6,583        17,344
----------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                            963,354       702,498
----------------------------------------------------------------------------------------------------------------
Interest Charges and Other:
   Interest on long-term debt                                                             471,897       480,519
   Allowance for debt funds used during construction                                      (95,818)     (130,756)
   Interest on interim obligations                                                         15,084        16,362
   Amortization of debt discount, premium, and expense, net                                 5,466         3,573
   Other interest charges                                                                  14,556        12,239
   Distributions on preferred securities of subsidiary companies                                -             -
----------------------------------------------------------------------------------------------------------------
Interest charges and other, net                                                           411,185       381,937
----------------------------------------------------------------------------------------------------------------
Net Income                                                                                552,169       320,561
Dividends on Preferred Stock                                                               72,637        80,504
----------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                          $  479,532    $  240,057
================================================================================================================
Note:  Reflects major sales of facilities to JEA, FP& L, OPC, MEAG, and Dalton. Increases in net income, after total taxes, from these sales were $12,312,000 in 1995, $11,275,000 in 1994, $23,191,000 in 1993,  $14,542,000
       in 1991, $6,336,000 in 1990, and $3,851,000 in 1987.



                                    II-134C


STATEMENTS OF CASH FLOWS
Georgia Power Company

==============================================================================================================================
For the Years Ended December 31,                                                    1997              1996               1995
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                   $   612,923        $  625,353        $   657,014
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                               674,286           521,086            527,310
     Deferred income taxes, net                                                  (21,425)           35,700             36,023
     Deferred investment tax credits, net                                              -                 -              1,127
     Allowance for equity funds used during construction                          (6,012)           (3,144)            (2,734)
     Amortization of deferred Plant Vogtle costs, net                            120,577           136,650            124,454
     Write-off of Plant Vogtle costs                                                   -                 -                  -
     Non-cash portion of separation benefits                                           -                 -                  -
     Non-cash proceeds from settlement of disputed contracts                           -                 -                  -
     Other, net                                                                    2,076            45,255            (31,568)
     Changes in certain current assets and liabilities:
       Receivables, net                                                           13,387             9,421            (59,370)
       Inventories                                                                39,748            55,753             30,761
       Payables                                                                  (10,007)          (35,651)            45,882
       Other                                                                     (53,725)           (3,435)            89,124
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                    1,371,828         1,386,988          1,418,023
------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (475,921)         (428,220)          (480,449)
Sales of property                                                                      -             3,319            131,099
Other                                                                             16,223           (16,468)           (42,579)
------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (459,698)         (441,369)          (391,929)
------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                          364,250           225,000                  -
   Preferred stock                                                                     -                 -                  -
   First mortgage bonds                                                                -            10,000             75,000
   Pollution control bonds                                                       284,700           112,825            504,700
   Other long-term debt                                                                -                 -                  -
   Capital contributions from parent company                                           -                 -                  -
Retirements:
   Preferred stock                                                              (356,392)         (179,148)                 -
   First mortgage bonds                                                          (60,258)         (210,860)          (505,789)
   Pollution control bonds                                                      (284,700)         (119,665)          (504,810)
   Other long-term debt                                                                -                 -            (37,000)
Interim obligations, net                                                         (64,266)           30,166            (24,472)
Special deposits -- redemption funds                                              44,454           (44,454)                 -
Capital distribution to parent company                                          (205,000)         (250,000)                 -
Payment of preferred stock dividends                                             (26,917)          (46,911)           (48,419)
Payment of common stock dividends                                               (520,000)         (475,500)          (451,500)
Miscellaneous                                                                    (20,024)          (10,646)           (17,413)
------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                          (844,153)         (959,193)        (1,009,703)
------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                           67,977           (13,574)            16,391
Cash and Cash Equivalents at Beginning of Year                                    15,356            28,930             12,539
------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                     $    83,333        $   15,356        $    28,930
==============================================================================================================================
( ) Denotes use of cash.


STATEMENTS OF CASH FLOWS
Georgia Power Company
===========================================================================================================================
For the Years Ended December 31,                                                   1994             1993              1992
---------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                   $  573,550       $  620,527       $   578,480
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                              484,032          475,152           471,014
     Deferred income taxes, net                                                  34,053          169,009           194,955
     Deferred investment tax credits, net                                          (486)         (18,274)           (5,704)
     Allowance for equity funds used during construction                         (5,663)          (3,168)           (5,855)
     Amortization of deferred Plant Vogtle costs, net                            74,888           36,284           (30,804)
     Write-off of Plant Vogtle costs                                                  -                -                 -
     Non-cash portion of separation benefits                                     68,599                -                 -
     Non-cash proceeds from settlement of disputed contracts                          -                -            (4,982)
     Other, net                                                                 (95,314)         (46,227)           (9,768)
     Changes in certain current assets and liabilities:
       Receivables, net                                                          67,218           27,088           (31,348)
       Inventories                                                              (63,545)          82,433           (65,621)
       Payables                                                                   5,409           17,364            25,303
       Other                                                                     (5,675)         (94,574)          (85,961)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                   1,137,066        1,265,614         1,029,709
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                       (638,426)        (674,432)         (508,444)
Sales of property                                                               132,644          261,687                46
Other                                                                           (41,273)         (43,154)           42,892
---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                         (547,055)        (455,899)         (465,506)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                         100,000                -                 -
   Preferred stock                                                                    -          175,000           195,000
   First mortgage bonds                                                               -        1,135,000           975,000
   Pollution control bonds                                                      527,210          145,425           161,955
   Other long-term debt                                                               -           37,000                 -
   Capital contributions from parent company                                          -                -                 -
Retirements:
   Preferred stock                                                                    -         (245,005)         (165,004)
   First mortgage bonds                                                        (133,559)      (1,337,822)       (1,381,300)
   Pollution control bonds                                                     (510,320)        (145,465)         (160,205)
   Other long-term debt                                                         (10,187)         (19,451)             (567)
Interim obligations, net                                                        (57,425)         (51,444)          334,671
Special deposits -- redemption funds                                                  -                -                 -
Capital distribution to parent company                                                -                -                 -
Payment of preferred stock dividends                                            (47,147)         (53,123)          (60,475)
Payment of common stock dividends                                              (429,300)        (402,400)         (384,000)
Miscellaneous                                                                   (22,640)         (63,648)          (70,986)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                         (583,368)        (825,933)         (555,911)
---------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                           6,643          (16,218)            8,292
Cash and Cash Equivalents at Beginning of Year                                    5,896           22,114            13,822
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                     $   12,539       $    5,896       $    22,114
===========================================================================================================================
( ) Denotes use of cash.

                                    II-136A


STATEMENTS OF CASH FLOWS
Georgia Power Company

=======================================================================================================================
For the Years Ended December 31,                                                   1991           1990            1989
-----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                  $   536,556     $  274,189     $   520,878
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                              480,318        502,098         484,870
     Deferred income taxes, net                                                  53,219         88,667         184,490
     Deferred investment tax credits, net                                        (9,524)           (52)         (8,017)
     Allowance for equity funds used during construction                         (9,083)        (6,985)        (40,525)
     Amortization of deferred Plant Vogtle costs, net                           (18,541)       (51,575)        (87,307)
     Write-off of Plant Vogtle costs                                                  -        281,254               -
     Non-cash portion of separation benefits                                          -              -               -
     Non-cash proceeds from settlement of disputed contracts                   (103,846)             -               -
     Other, net                                                                 (26,024)       (50,804)        (38,046)
     Changes in certain current assets and liabilities:
       Receivables, net                                                          23,920          1,444         (59,035)
       Inventories                                                               24,130        (23,498)        (33,123)
       Payables                                                                 (23,075)       (43,470)        (38,976)
       Other                                                                     54,777         (9,991)         36,015
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                     982,827        961,277         921,224
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                       (548,051)      (558,727)       (727,631)
Sales of property                                                               291,075         34,573               -
Other                                                                               931          1,937          47,260
-----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                         (256,045)      (522,217)       (680,371)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                               -              -               -
   Preferred stock                                                              100,000              -               -
   First mortgage bonds                                                               -        300,000         250,000
   Pollution control bonds                                                       80,420              -          50,000
   Other long-term debt                                                               -              -               -
   Capital contributions from parent company                                          -              -               -
Retirements:
   Preferred stock                                                             (100,000)       (83,750)         (7,500)
   First mortgage bonds                                                        (598,384)       (91,117)        (91,516)
   Pollution control bonds                                                      (83,265)          (535)           (505)
   Other long-term debt                                                          (1,130)      (114,452)         (3,806)
Interim obligations, net                                                        199,000              -               -
Special deposits -- redemption funds                                                  -              -               -
Capital distribution to parent company                                                -              -               -
Payment of preferred stock dividends                                            (60,766)       (67,757)        (72,259)
Payment of common stock dividends                                              (375,200)      (389,600)       (394,500)
Miscellaneous                                                                   (17,613)        (7,663)         (4,742)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                         (856,938)      (454,874)       (274,828)
-----------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                        (130,156)       (15,814)        (33,975)
Cash and Cash Equivalents at Beginning of Year                                  143,978        159,792         193,767
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                    $    13,822     $  143,978     $   159,792
=======================================================================================================================
( ) Denotes use of cash.



                                    II-136B

STATEMENTS OF CASH FLOWS
Georgia Power Company

=========================================================================================================
For the Years Ended December 31,                                                   1988            1987
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                   $  552,169       $  320,561
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                              400,665          336,647
     Deferred income taxes, net                                                 160,774           76,445
     Deferred investment tax credits, net                                        11,605           (5,075)
     Allowance for equity funds used during construction                        (96,530)        (159,414)
     Amortization of deferred Plant Vogtle costs, net                          (115,643)        (257,005)
     Write-off of Plant Vogtle costs                                                  -          357,821
     Non-cash portion of separation benefits                                          -                -
     Non-cash proceeds from settlement of disputed contracts                          -                -
     Other, net                                                                   6,983             (759)
     Changes in certain current assets and liabilities:
       Receivables, net                                                          11,225           (6,880)
       Inventories                                                              (10,044)         (72,540)
       Payables                                                                  (2,065)          74,341
       Other                                                                      1,161            2,751
---------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                     920,300          666,893
---------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                       (929,019)      (1,034,059)
Sales of property                                                                     -           12,276
Other                                                                            35,328           45,801
---------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                         (893,691)        (975,982)
---------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                               -                -
   Preferred stock                                                                    -          125,000
   First mortgage bonds                                                         150,000          500,000
   Pollution control bonds                                                       69,526          191,736
   Other long-term debt                                                               -                -
   Capital contributions from parent company                                    175,000          228,000
Retirements:
   Preferred stock                                                               (3,750)        (150,000)
   First mortgage bonds                                                        (206,677)        (217,949)
   Pollution control bonds                                                         (475)         (90,000)
   Other long-term debt                                                          (2,878)          (2,824)
Interim obligations, net                                                       (302,261)         302,261
Special deposits -- redemption funds                                                  -                -
Capital distribution to parent company                                                -                -
Payment of preferred stock dividends                                            (72,931)         (80,420)
Payment of common stock dividends                                              (386,600)        (377,800)
Miscellaneous                                                                   (13,440)         (51,745)
---------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                         (594,486)         376,259
---------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                        (567,877)          67,170
Cash and Cash Equivalents at Beginning of Year                                  761,644          694,474
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                     $  193,767       $   761,644
=========================================================================================================
( ) Denotes use of cash.


                                    II-136C


BALANCE SHEETS
Georgia Power Company

===============================================================================================================================
At December 31,                                                                 1997                 1996                 1995
-------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                               $ 3,191,446          $ 3,140,069         $  3,105,165
    Nuclear                                                                4,030,532            4,097,192            4,082,098
    Hydro                                                                    648,785              644,826              642,237
-------------------------------------------------------------------------------------------------------------------------------
      Total production                                                     7,870,763            7,882,087            7,829,500
  Transmission                                                             1,897,697            1,862,384            1,822,778
  Distribution                                                             4,268,909            4,090,262            3,949,238
  General                                                                  1,045,201              934,840              937,079
  Construction work in progress                                              214,128              256,141              236,715
  Nuclear fuel, at amortized cost                                            126,882              121,840              124,849
-------------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                  15,423,580           15,147,554           14,900,159
Steam Heat Plant                                                                   -                    -                    -
-------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                   15,423,580           15,147,554           14,900,159
-------------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                 5,319,680            4,793,638            4,417,120
  Steam heat                                                                       -                    -                    -
-------------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                           5,319,680            4,793,638            4,417,120
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 10,103,900           10,353,916           10,483,039
Less property-related accumulated deferred income taxes                            -                    -                    -
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                                 10,103,900           10,353,916           10,483,039
-------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                        -                    -                    -
  Nuclear decommissioning trusts                                             194,417              130,178               92,273
  Miscellaneous                                                              112,880              129,819              147,615
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                                    307,297              259,997              239,888
-------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                   83,333               15,356               28,930
  Investment securities                                                            -                    -                    -
  Receivables, net                                                           395,122              463,502              411,038
  Accrued utility revenues                                                   118,333              104,420              121,146
  Fossil fuel stock, at average cost                                          96,067              117,382              145,151
  Materials and supplies, at average cost                                    240,387              258,820              286,804
  Prepayments                                                                 27,503               67,118               73,271
  Vacation pay deferred                                                       40,996               39,965               35,543
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  1,001,741            1,066,563            1,101,883
-------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                   688,472              754,002              871,783
  Deferred Plant Vogtle costs                                                 50,412              170,988              307,638
  Debt expense, being amortized                                               40,927               32,693               27,227
  Premium on reacquired debt, being amortized                                166,609              166,670              174,018
  Miscellaneous                                                              214,370              201,806              264,799
-------------------------------------------------------------------------------------------------------------------------------
    Total                                                                  1,160,790            1,326,159            1,645,465
-------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                             $12,573,728          $13,006,635          $13,470,275
===============================================================================================================================


BALANCE SHEETS
Georgia Power Company

=======================================================================================================================
At December 31,                                                                   1994            1993            1992
-----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                                 $ 3,077,470     $ 2,976,806     $ 3,144,405
    Nuclear                                                                  4,075,339       4,069,299       4,051,020
    Hydro                                                                      443,466         442,888         434,341
-----------------------------------------------------------------------------------------------------------------------
      Total production                                                       7,596,275       7,488,993       7,629,766
  Transmission                                                               1,754,945       1,713,122       1,646,904
  Distribution                                                               3,777,279       3,600,115       3,413,681
  General                                                                      926,418         941,291         923,010
  Construction work in progress                                                541,889         584,013         405,606
  Nuclear fuel, at amortized cost                                              136,425         135,742         155,194
-----------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                    14,733,231      14,463,276      14,174,161
Steam Heat Plant                                                                     -               -               -
-----------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                     14,733,231      14,463,276      14,174,161
-----------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                   4,054,986       3,822,344       3,569,717
  Steam heat                                                                         -               -               -
-----------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                             4,054,986       3,822,344       3,569,717
-----------------------------------------------------------------------------------------------------------------------
    Total                                                                   10,678,245      10,640,932      10,604,444
Less property-related accumulated deferred income taxes                              -               -       1,589,743
-----------------------------------------------------------------------------------------------------------------------
    Total                                                                   10,678,245      10,640,932       9,014,701
-----------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                          -               -               -
  Nuclear decommissioning trusts                                                54,297          37,937          20,311
  Miscellaneous                                                                116,527          61,142          55,463
-----------------------------------------------------------------------------------------------------------------------
    Total                                                                      170,824          99,079          75,774
-----------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                     12,539           5,896          22,114
  Investment securities                                                              -               -         108,206
  Receivables, net                                                             389,279         515,178         385,227
  Accrued utility revenues                                                     103,223          99,550          88,164
  Fossil fuel stock, at average cost                                           169,252         111,620         197,332
  Materials and supplies, at average cost                                      293,464         287,551         284,272
  Prepayments                                                                   55,383          65,269          91,447
  Vacation pay deferred                                                         40,823          41,575          40,169
-----------------------------------------------------------------------------------------------------------------------
    Total                                                                    1,063,963       1,126,639       1,216,931
-----------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                     919,750         992,510               -
  Deferred Plant Vogtle costs                                                  432,092         506,980         383,025
  Debt expense, being amortized                                                 26,223          20,730          17,719
  Premium on reacquired debt, being amortized                                  164,676         153,146         116,940
  Miscellaneous                                                                256,885         196,094         139,352
-----------------------------------------------------------------------------------------------------------------------
    Total                                                                    1,799,626       1,869,460         657,036
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                               $13,712,658     $13,736,110     $10,964,442
=======================================================================================================================

                                    II-138A


BALANCE SHEETS
Georgia Power Company

===========================================================================================================================
At December 31,                                                                       1991            1990            1989
---------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                                     $ 3,128,594     $ 3,350,018     $ 3,319,876
    Nuclear                                                                      4,051,043       4,025,862       4,189,723
    Hydro                                                                          432,674         412,157         411,235
---------------------------------------------------------------------------------------------------------------------------
      Total production                                                           7,612,311       7,788,037       7,920,834
  Transmission                                                                   1,566,173       1,522,157       1,431,485
  Distribution                                                                   3,252,111       3,056,825       2,863,011
  General                                                                          896,477         876,989         859,013
  Construction work in progress                                                    390,437         370,243         403,365
  Nuclear fuel, at amortized cost                                                  191,726         210,320         254,101
---------------------------------------------------------------------------------------------------------------------------
    Total electric plant                                                        13,909,235      13,824,571      13,731,809
Steam Heat Plant                                                                         -               -               -
---------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                         13,909,235      13,824,571      13,731,809
---------------------------------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                       3,315,247       3,040,298       2,762,937
  Steam heat                                                                             -               -               -
---------------------------------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                                 3,315,247       3,040,298       2,762,937
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                       10,593,988      10,784,273      10,968,872
Less property-related accumulated deferred income taxes                          1,465,408       1,397,647       1,313,626
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                        9,128,580       9,386,626       9,655,246
---------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                        107,993               -               -
  Nuclear decommissioning trusts                                                    10,007               -               -
  Miscellaneous                                                                     71,880          78,895          69,839
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                          189,880          78,895          69,839
---------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                         13,822         143,978         159,792
  Investment securities                                                                  -               -               -
  Receivables, net                                                                 330,411         356,236         347,899
  Accrued utility revenues                                                          79,099          78,067          93,786
  Fossil fuel stock, at average cost                                               200,248         225,966         214,487
  Materials and supplies, at average cost                                          215,735         220,103         208,084
  Prepayments                                                                       96,750         121,646         116,342
  Vacation pay deferred                                                             39,769          33,677          35,238
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                          975,834       1,179,673       1,175,628
---------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                               -               -               -
  Deferred Plant Vogtle costs                                                      375,028         364,446         322,116
  Debt expense, being amortized                                                     12,368          12,708          13,032
  Premium on reacquired debt, being amortized                                       70,855          60,653          61,889
  Miscellaneous                                                                     89,993          93,618          74,596
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                          548,244         531,425         471,633
---------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                   $10,842,538     $11,176,619     $11,372,346
===========================================================================================================================

                                    II-138B


BALANCE SHEETS
Georgia Power Company

=====================================================================================================
At December 31,                                                                1988            1987
----------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Electric Plant:
  Production-
    Fossil                                                              $ 2,638,725     $ 2,616,741
    Nuclear                                                               3,225,945       3,220,632
    Hydro                                                                   407,771         404,291
----------------------------------------------------------------------------------------------------
      Total production                                                    6,272,441       6,241,664
  Transmission                                                            1,322,034       1,248,976
  Distribution                                                            2,598,714       2,318,185
  General                                                                   737,621         657,258
  Construction work in progress                                           1,963,283       1,710,769
  Nuclear fuel, at amortized cost                                           307,109         287,492
----------------------------------------------------------------------------------------------------
    Total electric plant                                                 13,201,202      12,464,344
Steam Heat Plant                                                                  -               7
----------------------------------------------------------------------------------------------------
    Total utility plant                                                  13,201,202      12,464,351
----------------------------------------------------------------------------------------------------
Accumulated Provision for Depreciation:
  Electric                                                                2,445,404       2,193,395
  Steam heat                                                                      -              (5)
----------------------------------------------------------------------------------------------------
    Total accumulated provision for depreciation                          2,445,404       2,193,390
----------------------------------------------------------------------------------------------------
    Total                                                                10,755,798      10,270,961
Less property-related accumulated deferred income taxes                   1,178,291       1,077,747
----------------------------------------------------------------------------------------------------
    Total                                                                 9,577,507       9,193,214
----------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                       -               -
  Nuclear decommissioning trusts                                                  -               -
  Miscellaneous                                                              66,677          54,148
----------------------------------------------------------------------------------------------------
    Total                                                                    66,677          54,148
----------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                 193,767         761,644
  Investment securities                                                           -               -
  Receivables, net                                                          320,018         342,315
  Accrued utility revenues                                                   66,265          68,370
  Fossil fuel stock, at average cost                                        225,274         262,752
  Materials and supplies, at average cost                                   164,174         116,652
  Prepayments                                                               121,840         113,381
  Vacation pay deferred                                                      34,418          30,100
----------------------------------------------------------------------------------------------------
    Total                                                                 1,125,756       1,695,214
----------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                        -               -
  Deferred Plant Vogtle costs                                               269,958         172,990
  Debt expense, being amortized                                              12,476          12,985
  Premium on reacquired debt, being amortized                                62,352          51,509
  Miscellaneous                                                              15,813          17,434
----------------------------------------------------------------------------------------------------
    Total                                                                   360,599         254,918
----------------------------------------------------------------------------------------------------
Total Assets                                                            $11,130,539     $11,197,494
====================================================================================================


                                    II-138C


BALANCE SHEETS
Georgia Power Company

================================================================================================================================
At December 31,                                                                  1997                 1996                 1995
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                            $   344,250          $   344,250        $     344,250
  Paid-in capital                                                           1,929,971            2,134,886            2,384,444
  Premium on preferred stock                                                      160                  371                  413
  Earnings retained in the business                                         1,745,347            1,674,774            1,569,905
--------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                     4,019,728            4,154,281            4,299,012
  Preferred stock                                                             157,247              464,611              692,787
  Preferred stock subject to mandatory redemption                                   -                    -                    -
  Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
    subordinated debentures or notes                                          689,250              325,000              100,000
  Long-term debt                                                            2,982,835            3,200,419            3,315,460
-------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                           7,849,060            8,144,311            8,407,259
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                      142,300              207,300              178,000
  Commercial paper                                                            223,930              223,196              222,330
  Preferred stock due within one year                                               -               49,028                    -
  Long-term debt due within one year                                          220,855               60,622              150,446
  Accounts payable                                                            332,666              329,914              389,156
  Customer deposits                                                            68,618               64,901               53,145
  Taxes accrued                                                               116,021              116,158              104,392
  Interest accrued                                                             72,437               79,936               96,162
  Vacation pay accrued                                                         32,285               38,597               34,233
  Miscellaneous                                                                73,398              114,530              137,184
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,282,510            1,284,182            1,365,048
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                         2,417,547            2,522,945            2,510,458
  Accumulated deferred investment tax credits                                 397,202              415,477              432,184
  Disallowed Plant Vogtle capacity buyback costs                               55,856               57,250               58,514
  Deferred credits related to income taxes                                    297,560              317,965              410,016
  Miscellaneous                                                               273,993              264,505              286,796
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                   3,442,158            3,578,142            3,697,968
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                      $12,573,728          $13,006,635          $13,470,275
================================================================================================================================


BALANCE SHEETS
Georgia Power Company
===========================================================================================================================
At December 31,                                                                       1994            1993            1992
---------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $   344,250     $   344,250     $   344,250
  Paid-in capital                                                                2,384,348       2,384,348       2,384,140
  Premium on preferred stock                                                           413             413             467
  Earnings retained in the business                                              1,412,543       1,316,447       1,159,380
---------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                          4,141,554       4,045,458       3,888,237
  Preferred stock                                                                  692,787         692,787         692,792
  Preferred stock subject to mandatory redemption                                        -               -           6,250
  Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
    subordinated debentures or notes                                               100,000               -               -
  Long-term debt                                                                 3,757,823       4,031,387       4,131,016
---------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                                8,692,164       8,769,632       8,718,295
---------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                           202,200         406,700         400,200
  Commercial paper                                                                 222,602          75,527         133,471
  Preferred stock due within one year                                                    -               -          63,750
  Long-term debt due within one year                                               167,420          10,543          95,823
  Accounts payable                                                                 355,067         324,044         317,351
  Customer deposits                                                                 47,017          45,922          45,145
  Taxes accrued                                                                     93,019         153,493         138,289
  Interest accrued                                                                 110,256         110,497         132,319
  Vacation pay accrued                                                              39,720          40,060          38,694
  Miscellaneous                                                                     70,006          64,527          89,355
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                        1,307,307       1,231,313       1,454,397
---------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                              2,477,661       2,479,720               -
  Accumulated deferred investment tax credits                                      453,121         478,334         515,539
  Disallowed Plant Vogtle capacity buyback costs                                    60,490          63,067          72,201
  Deferred credits related to income taxes                                         433,334         452,819               -
  Miscellaneous                                                                    288,581         261,225         204,010
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                        3,713,187       3,735,165         791,750
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $13,712,658     $13,736,110     $10,964,442
===========================================================================================================================

                                     II-140A


BALANCE SHEETS
Georgia Power Company

===========================================================================================================================
At December 31,                                                                       1991            1990            1989
---------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $   344,250     $   344,250     $   344,250
  Paid-in capital                                                                2,383,800       2,383,800       2,383,800
  Premium on preferred stock                                                           489           1,089           1,089
  Earnings retained in the business                                              1,038,012         944,774       1,131,518
---------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                          3,766,551       3,673,913       3,860,657
  Preferred stock                                                                  607,796         607,796         607,844
  Preferred stock subject to mandatory redemption                                  118,750         125,000         155,000
  Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
    subordinated debentures or notes                                                     -               -               -
  Long-term debt                                                                 4,553,189       5,000,225       5,054,001
---------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                                9,046,286       9,406,934       9,677,502
---------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                           199,000               -               -
  Commercial paper                                                                       -               -               -
  Preferred stock due within one year                                                6,250               -          53,750
  Long-term debt due within one year                                                54,976         204,906          54,712
  Accounts payable                                                                 275,932         310,676         372,968
  Customer deposits                                                                 41,623          38,144          36,255
  Taxes accrued                                                                    161,117          84,185          91,424
  Interest accrued                                                                 151,171         175,959         162,513
  Vacation pay accrued                                                              38,531          33,677          35,238
  Miscellaneous                                                                    106,810         135,392         130,546
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                        1,035,410         982,939         937,406
---------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                      -               -               -
  Accumulated deferred investment tax credits                                      540,134         576,837         601,248
  Disallowed Plant Vogtle capacity buyback costs                                   109,537         135,926          73,111
  Deferred credits related to income taxes                                               -               -               -
  Miscellaneous                                                                    111,171          73,983          83,079
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                          760,842         786,746         757,438
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $10,842,538     $11,176,619     $11,372,346
===========================================================================================================================

                                    II-140B


BALANCE SHEETS
Georgia Power Company

===========================================================================================================
At December 31,                                                                       1988            1987
-----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $   344,250     $   344,250
  Paid-in capital                                                                2,383,800       2,208,800
  Premium on preferred stock                                                         1,089           1,089
  Earnings retained in the business                                              1,076,931         984,043
-----------------------------------------------------------------------------------------------------------
    Total common equity                                                          3,806,070       3,538,182
  Preferred stock                                                                  657,844         657,844
  Preferred stock subject to mandatory redemption                                  162,500         166,250
  Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
    subordinated debentures or notes                                                     -               -
  Long-term debt                                                                 4,861,378       4,825,760
-----------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                                9,487,792       9,188,036
-----------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                                 -         302,261
  Commercial paper                                                                       -               -
  Preferred stock due within one year                                                3,750           3,750
  Long-term debt due within one year                                                42,001          65,774
  Accounts payable                                                                 429,807         446,004
  Customer deposits                                                                 34,221          31,106
  Taxes accrued                                                                    130,686         114,947
  Interest accrued                                                                 170,090         162,439
  Vacation pay accrued                                                              34,418          30,100
  Miscellaneous                                                                     51,289          62,364
-----------------------------------------------------------------------------------------------------------
    Total                                                                          896,262       1,218,745
-----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                      -               -
  Accumulated deferred investment tax credits                                      632,111         640,694
  Disallowed Plant Vogtle capacity buyback costs                                    80,585          79,376
  Deferred credits related to income taxes                                               -               -
  Miscellaneous                                                                     33,789          70,643
-----------------------------------------------------------------------------------------------------------
    Total                                                                          746,485         790,713
-----------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $11,130,539     $11,197,494
===========================================================================================================

                                    II-140C



                                        GEORGIA POWER COMPANY
                             OUTSTANDING SECURITIES AT DECEMBER 31, 1997
                                        First Mortgage Bonds
                    Amount                   Interest                 Amount
  Series            Issued                     Rate                Outstanding                   Maturity
-----------------------------------------------------------------------------------------------------------
                  (Thousands)                                      (Thousands)
   1993             $  100,000                 5-1/2%                 $  100,000                    4/1/98
   1992                195,000                 6-1/8%                    195,000                    9/1/99
   1993                100,000                 6%                        100,000                    3/1/00
   1992                100,000                 7%                        100,000                   10/1/00
   1992                150,000                 6-7/8%                    150,000                    9/1/02
   1993                200,000                 6-5/8%                    200,000                    4/1/03
   1993                 75,000                 6.35%                      75,000                    8/1/03
   1996                 10,000                 6.07%                      10,000                   12/1/05
   1993                 50,000                 6-7/8%                     50,000                    4/1/08
   1993                160,000                 7.95%                     138,250                    2/1/23
   1993                100,000                 7-5/8%                     84,000                    3/1/23
   1993                 75,000                 7-3/4%                     70,000                    4/1/23
   1993                125,000                 7.55%                     120,000                    8/1/23
   1995                 75,000                 7.70%                      62,000                    5/1/25
                    ----------                                        ----------
                    $1,515,000                                        $1,454,250
                    ===========                                       ==========
                                       Pollution Control Bonds
                    Amount                   Interest                 Amount
  Series            Issued                     Rate                Outstanding                   Maturity
----------------------------------------------------------------------------------------------------------
                  (Thousands)                                      (Thousands)
   1995             $   50,000                 4-3/8%                 $   50,000                   11/1/00
   1993                 46,790                 5-3/8%                     46,790                    3/1/05
   1995                 57,000                 5%                         57,000                    9/1/05
   1991                 10,450               Variable                     10,450                    7/1/11
   1993                 26,700                 6%                         26,700                    3/1/18
   1989                 50,000                 6.35%                      50,000                    5/1/19
   1991                  8,500                 6.25%                       8,500                    7/1/19
   1991                 10,125                 6.25%                      10,125                    7/1/21
   1992                 13,155               Variable                     13,155                    5/1/22
   1992                 35,000                 6.20%                       4,100                    9/1/22
   1993                 11,935                 5-3/4%                     11,935                    9/1/23
   1993                 60,000                 5-3/4%                     60,000                    9/1/23
   1994                 28,065                 5.40%                      28,065                    1/1/24
   1994                175,000               Variable                    175,000                    7/1/24
   1994                125,000                 6.60%                     125,000                    7/1/24
   1994                 60,000                 6-3/8%                     60,000                    8/1/24
   1994                 43,420                 6-3/4%                     43,420                   10/1/24
   1994                 20,000               Variable                     20,000                   10/1/24
   1994                 20,000               Variable                     20,000                   10/1/24
   1994                 38,725                 6-5/8%                     38,725                   10/1/24
   1994                 10,000                 5.90%                      10,000                   12/1/24
   1994                  7,000                 5.90%                       7,000                   12/1/24
   1995                 73,535                 6.10%                      73,535                    4/1/25
   1995                 75,000               Variable                     75,000                    4/1/25
   1995                 45,000               Variable                     45,000                    7/1/25
   1995                 40,000               Variable                     40,000                    7/1/25
   1995                 71,580                 6%                         71,580                    7/1/25
   1995                 35,585               Variable                     35,585                    9/1/25
   1995                 30,000               Variable                     30,000                    9/1/25
   1995                 27,000               Variable                     27,000                    9/1/25
   1996                 51,345               Variable                     51,345                    6/1/23
   1996                 15,480               Variable                     15,480                    9/1/26
   1996                 46,000               Variable                     46,000                    9/1/26
   1997                 37,000               Variable                     37,000                    9/1/29
   1997                 69,700               Variable                     69,700                    9/1/29
   1997                 38,000               Variable                     38,000                    9/1/29
   1997                 49,600               Variable                     49,600                    4/1/32
   1997                 19,600               Variable                     19,600                    4/1/32
   1997                 20,800               Variable                     20,800                    4/1/32
   1997                 50,000               Variable                     50,000                    9/1/34
                    ----------                                        ----------
                    $1,702,090                                        $1,671,190
                    ==========                                        ==========


                            GEORGIA POWER COMPANY
                    OUTSTANDING SECURITIES AT DECEMBER 31, 1997 (Continued)

                      Company Obligated Mandatorily Redeemable Preferred
                     Securities of Subsidiaries Substantially All of Whose
                      Assets Are Junior Subordinated Debentures or Notes
                          Preferred Securities        Interest                Amount
        Series            Outstanding                   Rate               Outstanding
       ----------------------------------------------------------------------------------
                                   (Thousands)
         1994                 4,000,000 1               9%                     $100,000 1
         1996                 9,000,000 2               7.75%                   225,000 2
         1997                 7,000,000 3               7.60%                   175,000 3
         1997                 7,570,000 4               7.75%                   189,250 4
                             ------------                                      -----------
                             27,570,000                                        $689,250
                             ============                                      ===========

                                        Preferred Stock
                            Shares                    Dividend                Amount
        Series            Outstanding                   Rate               Outstanding
       ----------------------------------------------------------------------------------
                                   (Thousands)
          (5)                     4,454               $5.00                    $    445
          1953                   23,277               $4.92                       2,328
          1954                  159,476               $4.60                      15,948
          1961                   11,896               $4.96                       1,190
          1962                   18,080               $4.60                       1,808
          1963                   25,512               $4.60                       2,551
          1964                   11,005               $4.60                       1,100
          1965                   17,531               $4.72                       1,753
          1966                   32,318               $5.64                       3,232
          1967                  120,000               $6.48                      12,000
          1968                  100,000               $6.60                      10,000
          1993                1,627,160               Adjustable                 40,679
          1993                2,568,517               Adjustable                 64,213
                              ---------                                        --------
                              4,719,226                                        $157,247
                              =========                                        ========



                                     II-142





 (1)   Issued by Georgia Power Capital, L.P., and guaranteed to the extent Georgia Power Capital has funds by GEORGIA.
 (2)   Issued by Georgia Power Capital Trust I and guaranteed to the extent Georgia Power
       Capital Trust I has funds by GEORGIA.
 (3)   Issued by Georgia Power Capital Trust II and guaranteed to the extent Georgia Power
       Capital Trust II has funds by GEORGIA.
 (4)   Issued by Georgia Power Capital Trust III and guaranteed to the extent Georgia Power
       Capital Trust III has funds by GEORGIA.
 (5)   Issued in exchange for $5.00 preferred outstanding at the time of company formation.

                              GEORGIA POWER COMPANY
                              SECURITIES RETIRED DURING 1997

                                   First Mortgage Bonds
                                         Principal                                Interest
       Series                             Amount                                    Rate
-------------------------------------------------------------------------------------------
                                        (Thousands)
        1992                               $ 60,258                                 8-5/8%


                                 Pollution Control Bonds
                                         Principal                                Interest
       Series                             Amount                                    Rate
-------------------------------------------------------------------------------------------
                                        (Thousands)
        1987                               $ 90,000                                 8-3/8%
        1987                                 50,000                                 9-3/8%
        1992                                 75,000                                 6.20%
        1992                                 30,900                                 6.20%
        1992                                 38,800                                 5.70%
                                           --------
                                           $284,700
                                           ========


                                     Preferred Stock
                                         Principal                                Dividend
       Series                             Amount                                    Rate
-------------------------------------------------------------------------------------------
                                          (Thousands)
        (1)                                $    964                               $5.00
        1953                                  7,672                               $4.92
        1954                                 27,430                               $4.60
        1961                                  5,810                               $4.96
        1962                                  5,192                               $4.60
        1963                                  4,449                               $4.60
        1964                                  3,900                               $4.60
        1965                                  4,247                               $4.72
        1966                                  5,768                               $5.64
        1971                                 30,000                               $7.72
        1992                                 49,028                               $1.90
        1992                                 54,155                               $1.9875
        1992                                 58,757                               $1.9375
        1992                                 28,912                               $1.925
        1993                                 34,321                               Adjustable
        1993                                 35,787                               Adjustable
                                           --------
                                           $356,392
                                           ========

(1) Issued in exchange for $5.00 preferred outstanding at the time of company formation.


                               GULF POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Gulf Power Company 1997 Annual Report

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





/s/Travis J. Bowden
   Travis J. Bowden
   President and Chief Executive Officer


/s/Arlan E. Scarbrough
   Arlan E. Scarbrough
   Chief Financial Officer

February 11, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Gulf Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Gulf Power Company (a Maine corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1997 and 1996, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages II-155 through II-171) referred to above present fairly, in all material respects, the financial position of Gulf Power Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





/s/Arthur Andersen LLP
   Atlanta, Georgia
   February 11, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Gulf Power Company 1997 Annual Report

RESULTS OF OPERATIONS

Earnings

Gulf Power Company's 1997 net income after dividends on preferred stock was $57.6 million, a decrease of $0.2 million over the prior year. This change is primarily attributable to lower residential revenues as a result of milder than normal weather.

    In 1996, earnings were $57.8 million, representing an increase of $0.6 million compared to the prior year. Earnings in 1996 were affected primarily by higher retail revenues.

    The return on average common equity was 13.33 percent for 1997 and 13.27 percent for 1996.

Revenues

Operating revenues decreased in 1997 and increased in 1996 as a result of the following factors:

                                    Increase (Decrease)
                                      From Prior Year
                            -------------------------------------
                                 1997         1996        1995
                            -------------------------------------
                                        (in thousands)
Retail --
   Sales growth               $ 4,004      $ 7,123     $ 3,647
   Weather                     (5,277)      (1,057)      9,749
   Regulatory cost
     recovery and other        (7,837)       5,649      22,502
----------------------------------------------------------------
Total retail                   (9,110)      11,715      35,898
----------------------------------------------------------------
Sales for resale--
   Non-affiliates                 496        2,788      (5,698)
   Affiliates                  (1,002)        (857)      1,266
----------------------------------------------------------------
Total sales for resale           (506)       1,931      (4,432)
Other operating
   revenues                     1,107        1,642       8,798
----------------------------------------------------------------
Total operating
   revenues                   $(8,509)     $15,288     $40,264
================================================================
Percent change                   (1.3)%        2.5%        7.0%
----------------------------------------------------------------

   Retail revenues of $521 million in 1997 decreased $9.1 million or 1.7 percent from last year, compared with an increase of 2.3 percent in 1996 and 7.4 percent in 1995. The 1997 reduction was due primarily to a decrease in residential revenues as a result of mild weather and recovery of lower purchased power capacity costs.

   The decrease in regulatory cost recovery and other retail revenues is primarily attributable to the recovery of decreased purchased power capacity costs from affiliated companies. Regulatory cost recovery and other includes recovery provisions for fuel expense and the energy component of purchased power costs; energy conservation costs; purchased power capacity costs; and environmental compliance costs. The recovery provisions equal the related expenses and have no material effect on net income. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and "Environmental Cost Recovery," respectively, for further information.

   Sales for resale were $80.5 million in 1997, decreasing $0.5 million or 0.6 percent from 1996. Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. The capacity and energy components under these long-term contracts were as follows:

                           1997         1996           1995
                    ----------------------------------------
                                   (in thousands)
Capacity                $24,899      $25,400        $25,870
Energy                   18,160       19,804         18,598
------------------------------------------------------------
Total                   $43,059      $45,204        $44,468
============================================================

   Capacity revenues decreased slightly in 1997 and 1996, primarily reflecting the decline in net plant investment related to these sales.

   Sales to affiliated companies vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have little impact on earnings.

   The increase in other operating revenues in 1997 is primarily attributable to adjustments to reflect differences between recoverable costs and the amounts actually reflected in current rates. The increase in other operating revenues for 1996 was primarily due to increased amounts collected to recover newly-imposed county franchise fees. These fees are included in taxes other than income taxes and have no impact on earnings. See Notes 1 and 3 to the financial statements under "Revenues and Regulatory Cost Recovery Clauses" and

Gulf Power Company 1997 Annual Report

"Environmental Cost Recovery," respectively, for further discussion.

   Kilowatt-hour sales for 1997 and percent changes in sales since 1995 are reported below.

                          KWH                Percent Change
                      ------------     ---------------------------
                         1997           1997     1996      1995
                      ------------     ---------------------------
                       (millions)
Residential                 4,119        (1.0)%    3.6%      7.0%
Commercial                  2,898         3.2      3.7       6.3
Industrial                  1,903         5.3      0.7      (2.8)
Other                          18         1.6      2.7      (0.1)
                      ------------
Total retail                8,939         1.6      3.0       4.5
Sales for resale
   Non-affiliates           1,531        (0.2)     9.9      (1.6)
   Affiliates                 848        19.5     (6.5)    (13.1)
                      ------------
Total                      11,318         2.5      3.3       2.2
==================================================================

   Retail sales growth was lower in 1997 than in the past two years. Although the total number of residential customers served increased by more than 9,000 or 3.1% during the year, residential energy sales declined as a result of milder weather in 1997, compared with more normal weather in 1996. The increase in energy sales to the industrial class is primarily the result of the Real-Time-Pricing program. The price structure of this program has encouraged participating industrial customers to lower their peak demand requirements and increase their purchases of energy during off-peak periods. See "Future Earnings Potential" for information on the Company's initiatives to remain competitive and to meet conservation goals set by the Florida Public Service Commission
(FPSC).

   In 1997, energy sales for resale to non-affiliates were essentially unchanged, decreasing 0.2 percent, and are predominantly related to unit power sales under long-term contracts to other Florida utilities and bulk power sales under short-term contracts to other non-affiliated utilities. Energy sales to affiliated companies vary from year to year as mentioned previously.

Expenses

In 1997, total operating expenses decreased $3.9 million or 0.7 percent from 1996 primarily due to lower fuel and purchased power expenses and maintenance expenses, offset by higher other operation expenses and depreciation and amortization expenses. Total operating expenses for 1996 increased $12.7 million or 2.4 percent from 1995. The increase is due to higher purchased power expenses, other operation expenses, depreciation expenses, and taxes.

   In 1997, fuel and purchased power expenses decreased $10.1 million or 4.4 percent from 1996 reflecting the decrease in fuel and purchased power costs due to slightly lower fuel costs and increased generation. Fuel and purchased power expenses for 1996 increased $4 million or 1.8 percent from 1995. The change reflected the increase in purchased power from affiliated companies due to scheduled maintenance outages at Plant Crist and Plant Daniel during the first half of 1996. This increase was partially offset by a slight decrease in fuel expense reflecting a lower cost of fuel.

   The amount and sources of generation and the average cost of fuel per net kilowatt-hour generated were as follows:

                                         1997      1996     1995
                                     ----------------------------
Total generation
   (millions of kilowatt-hours)        10,435    10,214    9,828
Sources of generation
   (percent)
   Coal                                  99.6      99.4     99.5
   Oil and gas                            0.4       0.6      0.5
Average cost of fuel per net
   kilowatt-hour generated
   (cents)
   Coal                                  1.97      1.99     2.08
   Oil and gas                           5.59      6.41     3.56
Total                                    1.99      2.02     2.09
-----------------------------------------------------------------

   Other operation expenses increased $11.1 million or 9.6% in 1997. The increase was primarily attributable to higher costs related to the amortization of prior year buyout and renegotiation of coal supply contracts. Other contributing factors were implementation costs related to a new customer accounting system and increased production and distribution costs related to 1997 work force reduction programs. In 1996, other operation expenses increased $1.8 million or 1.5 percent from the 1995 level. The increase was primarily attributable to an increase in administrative and general expenses including costs associated with the approved increase in the Company's annual accrual to

Gulf Power Company 1997 Annual Report

the accumulated provision for property damage to amortize deferred storm charges and restore the account balance to a reasonable level. See Note 2 to the financial statements under "Workforce Reduction Programs" for further discussion.

   Maintenance expenses decreased $3.1 million or 6.0 percent in 1997 and decreased $0.9 million or 1.7 percent in 1996. The decreases were primarily due to a decrease in scheduled maintenance of production facilities.

   Depreciation and amortization expenses increased $1.2 million or 2.2 percent in 1997 and increased $1.5 million or 2.8 percent in 1996. Both years increases were primarily due to an increase in depreciation expenses as a result of an increase in the average investment in distribution property required to serve the additional customers in the Company's service area.

   Federal and state income taxes decreased $2.8 million or 7.4 percent in 1997 primarily due to a decrease in taxable income.

   Interest expense in 1997 decreased $0.9 million or 3.0 percent from the prior year. The decrease is attributable to retirements and refinancings of long-term debt and reduced interest on notes payable, partially offset by the increase related to distributions on preferred securities of a subsidiary trust. In 1996, interest expense increased $0.9 million or 3.2 percent over the prior year. The increase was attributable to the issuance of $30 million of new first mortgage bonds in January 1996. The increase in interest on long-term debt was partially offset by a decrease in interest on notes payable as a result of a lower average amount of short-term notes outstanding.

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

   Gulf Power currently operates as a vertically integrated utility providing electricity to customers within its traditional service area located in northwest Florida. Prices for electricity provided by the Company to retail customers are set by the FPSC.

   Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. Traditionally, these factors have included weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area.

   The electric utility industry in the United States is currently undergoing a period of change as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access the Company's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for industrial and commercial customers and sell energy generation to other utilities. The Company has and will continue to evaluate opportunities to partner and participate in profitable cogeneration projects. In 1997, partnering with one of the Company's largest industrial customers, 15 megawatts of Company-owned cogeneration is being constructed on the customer's plant site. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The Company is aggressively working to maintain and expand its share of wholesale sales in the southeastern power markets.

Gulf Power Company 1997 Annual Report

   Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives to promote wholesale and retail competition are at varying stages. Among other things, these initiatives allow customers to choose their electricity provider. As the initiatives materialize, the structure of the utility industry could radically change. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and competition initiatives have been or are being discussed in Florida, none have been enacted to date. Enactment would require numerous issues to be resolved, including significant ones relating to transmission pricing and recovery of any stranded investments. The inability of the Company to recover its investments, including the regulatory assets described in Note 1 to the financial statements, could have a material adverse effect on the financial condition of the Company. The Company is attempting to minimize or reduce its cost exposure.

   Continuing to be a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, unless the Company remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings.

   The FPSC set conservation goals and approved programs to accomplish the goals beginning in 1995. The goals require conservation programs which reduce 154 megawatts of summer peak demand and 65 million KWH of sales by the year 2004. The Company can experience net growth as long as the filed programs achieve the intended reductions in peak demand and KWH sales. In response to these goals and seeking to remain competitive with other electric utilities, the Company has developed initiatives which emphasize price flexibility and competitive offering of energy efficiency products and services. These initiatives will enable customers to lower or alter their peak energy requirements. Besides promoting energy efficiency, another benefit of these initiatives could be the ability to defer the need to construct additional generating capacity.

   On September 3, 1996, the FPSC approved a new optional Commercial/Industrial Service Rider (CISR), which is applicable to the rate schedules for the Company's largest existing and potential customers who are able to show they have viable alternatives to purchasing the Company's energy services. The CISR, approved as a pilot program, provides the flexibility needed to enable the Company to offer its services in a more competitive manner to these customers. During 1997, the publicity of the CISR ruling, increased competitive pressures, and general awareness of customer choice pilots and proposals across the country has stimulated interest on the part of customers in custom tailored offerings. The Company has participated in one-on-one discussions with many of these customers, and has negotiated and executed two Contract Service Agreements within the CISR pilot program in 1997.

   The Company is heavily dependent upon complex computer systems for all phases of its operations. The year 2000 issue--common to most corporations--concerns the inability of certain software and databases to properly recognize date sensitive information beginning related to the year 2000 and thereafter. This problem could result in a material disruption to the Company's operation, if not corrected. The Company has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. In 1997, resources were committed and implementation began to modify the affected information systems. Total costs related to the project for Southern Company are estimated to be approximately $85 million, of which $8 million was spent in 1997. The Company's total costs related to the project are estimated to be approximately $5 million, of which $0.5 million was spent in 1997. Most all remaining costs will be expensed in 1998. Implementation is currently on schedule and all costs are being expensed as incurred. The degree of success of this project cannot be determined at this time. However, management believes that the final outcome will not have a material adverse effect on the operations of the Company.

Gulf Power Company 1997 Annual Report

   Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters." Also, Florida legislation adopted in 1993 that provides for recovery of prudent environmental compliance costs is discussed in Note 3 to the financial statements under "Environmental Cost Recovery."

   The Company is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

Exposure to Market Risks

Due to cost-based rate regulation, the Company has limited exposure to market volatility in interest rates and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statements as incurred. At December 31, 1997, exposure from these activities was not material to the Company's financial position, results of operations, or cash flows.

New Accounting Standards

The FASB has issued Statement No. 130, Reporting Comprehensive Income, which will be effective in 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income). Comprehensive income is the total of net income and all other non-owner changes in equity. These rules will be adopted by the Company in 1998.

   The FASB has issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the new rules in 1997, which do not have a significant impact on the Company's financial reporting. However, this conclusion may change as industry restructuring and competitive factors influence the Company's operations.

FINANCIAL CONDITION

Overview

The Company's financial condition continues to be very solid. During 1997, gross property additions were $54.3 million. Funds for the property additions were provided by internal sources. See the Statements of Cash Flows for further details.

Financing Activities

The Company continued to lower its financing costs by issuing new long term-notes and trust preferred securities and retiring higher-cost issues in 1997. The Company sold $40 million of trust preferred securities, $40.9 million of pollution control bonds, and $20 million of junior subordinated notes. Retirements, including maturities during 1997, totaled $25 million of first mortgage bonds, $40.9 million of pollution control bonds, $75.9 million of preferred stock, and $16 million of long-term bank notes. The refinancing of $40.9 million in pollution control bonds and $39.5 million in preferred stock will result in savings of over $2.6 million annually. See the Statements of Cash Flows for further details.

   Composite financing rates for the years 1995 through 1997 as of year end were as follows:

                                     1997      1996       1995
                                  ------------------------------
Composite interest rate on
   long-term debt                     5.9%      6.1%       6.5%
Composite preferred stock
   dividend rate                      6.1%      6.4%       6.4%
----------------------------------------------------------------

Gulf Power Company 1997 Annual Report

   The decrease in the composite interest rate on long-term debt from 1995 to 1997 reflects the Company's efforts to refinance higher-cost debt. The decrease in the composite preferred stock dividend rate in 1997 was primarily due to a decrease in dividends on the Company's adjustable rate preferred stock, reflecting lower interest rates, and the retirement of higher coupon rate preferred stock.

Capital Requirements for Construction

The Company's gross property additions, including those amounts related to environmental compliance, are budgeted at $192 million for the three years beginning in 1998 ($68 million in 1998, $62 million in 1999, and $62 million in 2000). Actual construction costs may vary from this estimate because of changes in such factors as: business conditions; environmental regulations; load projections; the cost and efficiency of construction labor, equipment, and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. The Company does not have any major generating plants under construction, however, significant construction related to maintaining and upgrading transmission and distribution facilities and generating plants will continue.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $80 million will be required by the end of 2000 in connection with maturities of long-term debt. Also, the Company will continue to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital as market conditions and terms of the instruments permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected the Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units of Southern Company. As a result of Southern Company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

   Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. Construction expenditures for Phase I compliance totaled approximately $300 million for Southern Company, including approximately $42 million for Gulf Power.

   For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired units as required to meet Phase II limits. Current compliance strategy for Phase II and ozone non-attainment could require total estimated construction expenditures for Southern Company of approximately $70 million, of which $55 million remains to be spent. Phase II compliance is not expected to have a material impact on Gulf Power.

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

   In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision makes the standards significantly more stringent. Also, in October 1997, the EPA issued a proposed regional ozone rule--if implemented--that could require substantial further reductions in NOx emissions from fossil-fueled generating facilities. Implementation of the standards and the proposed rule could result in significant additional compliance costs and capital expenditures that cannot be determined at this time.

Gulf Power Company 1997 Annual Report

   The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: emission control strategies for ozone non-attainment areas; additional controls for hazardous air pollutant emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

   Gulf Power must comply with other environmental laws and regulations that cover the handling and disposal of hazardous waste. Under these various laws and regulations the Company could incur substantial costs to clean up properties. The Company conducts studies to determine the extent of any required cleanup costs and has recognized in the financial statements costs to clean up known sites. For additional information, see Note 3 to the financial statements under "Environmental Cost Recovery."

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

Sources of Capital

At December 31, 1997, the Company had $4.7 million of cash and cash equivalents and $32.5 million of unused committed lines of credit with banks to meet its short-term cash needs. Refer to Statements of Cash Flows for details related to the Company's financing activities. See Note 5 to the financial statements under "Bank Credit Arrangements" for additional information.

   In January 1998, Gulf Power Capital Trust II (Trust II), of which the Company owns all the common securities, issued $45 million of 7.0 percent mandatorily redeemable preferred securities. See Note 9 to the financial statements under "Company Obligated Mandatorily Redeemable Preferred Securities" for additional information.

   It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from operations; the sale of additional first mortgage bonds, long-term unsecured debt, pollution control bonds, and preferred securities; bank notes; and capital contributions from Southern Company. If the attractiveness of current short-term interest rates continues, the Company may maintain a higher level of short-term indebtedness than has historically been true. The Company is required to meet certain coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficient to permit, at present interest and preferred dividend levels, any foreseeable security sales. In December 1997, the Company obtained stockholder approval to amend the corporate charter including the elimination of the restrictions on the amount of unsecured indebtedness allowed. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

Cautionary Statement Regarding Forward-Looking Information

Gulf Power Company's 1997 Annual Report contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies--including acquisitions or dispositions of assets or internal restructuring--that may be pursued by the company; state and federal rate

Gulf Power Company 1997 Annual Report

regulation; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; and other factors discussed in the reports--including Form 10-K--filed from time to time by the Company with the Securities and Exchange Commission.

STATEMENTS OF INCOME
For the Years Ended December 31, 1997, 1996, and 1995
Gulf Power Company 1997 Annual Report

========================================================================================================================
                                                                            1997               1996                1995
------------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)
Operating Revenues:
Revenues                                                               $ 609,096          $ 616,603           $ 600,458
Revenues from affiliates                                                  16,760             17,762              18,619
------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                 625,856            634,365             619,077
------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation-
  Fuel                                                                   180,843            184,500             185,274
  Purchased power from non-affiliates                                     11,938              8,300               8,594
  Purchased power from affiliates                                         24,955             35,076              29,966
  Other                                                                  126,266            115,154             113,397
Maintenance                                                               47,988             51,050              51,917
Depreciation and amortization                                             57,874             56,645              55,104
Taxes other than income taxes                                             51,775             52,027              49,598
Federal and state income taxes (Note 8)                                   35,034             37,821              34,065
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                 536,673            540,573             527,915
------------------------------------------------------------------------------------------------------------------------
Operating Income                                                          89,183             93,792              91,162
Other Income (Expense):
Interest income                                                            1,203              1,921               2,877
Other, net                                                                  (992)            (1,678)             (1,225)
Income taxes applicable to other income                                    1,584                248                (121)
------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                            90,978             94,283              92,693
------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                21,699             24,691              23,294
Other interest charges                                                     2,076              1,824               1,487
Interest on notes payable                                                    891              2,071               2,931
Amortization of debt discount, premium, and expense, net                   2,281              2,087               2,014
Distributions on preferred securities of subsidiary trust                  2,804                  -                   -
------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                      29,751             30,673              29,726
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                61,227             63,610              62,967
Dividends on Preferred Stock                                               3,617              5,765               5,813
------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                          $  57,610          $  57,845           $  57,154
========================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997, 1996, and 1995
Gulf Power Company 1997 Annual Report

=================================================================================================================================
                                                                              1997                   1996                   1995
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             (in thousands)
Operating Activities:
Net income                                                                $ 61,227              $  63,610              $  62,967
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                      72,860                 71,825                 75,293
         Deferred income taxes                                              (7,047)                 2,157                    390
         Accumulated provision for property damage                           2,572                  4,227                (19,024)
         Deferred costs of 1995 coal contract renegotiation                  1,246                 10,931                (12,177)
         Other, net                                                         (1,413)                 1,123                  1,191
         Changes in certain current assets and liabilities --
            Receivables, net                                                (1,111)                   736                (12,210)
            Inventories                                                     10,674                 12,957                   (618)
            Payables                                                         1,398                 (7,078)                18,258
            Taxes accrued                                                    6,123                   (441)                (2,803)
            Current costs of 1995 coal contract renegotiation               14,778                 (5,099)                (9,859)
            Other                                                            4,240                  5,937                 (1,457)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                165,547                160,885                 99,951
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                   (54,289)               (61,386)               (63,113)
Other                                                                          509                 (2,786)                 4,401
---------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                     (53,780)               (64,172)               (58,712)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     Preferred securities                                                   40,000                      -                      -
     First mortgage bonds                                                        -                 55,000                      -
     Pollution control bonds                                                40,930                 33,275                      -
     Other long-term debt                                                   20,000                 49,148                      -
Retirements:
     Preferred stock                                                       (75,911)                     -                 (1,000)
     First mortgage bonds                                                  (25,000)               (50,930)                (1,750)
     Pollution control bonds                                               (40,930)               (33,275)                  (125)
     Other long-term debt                                                  (15,972)               (34,923)               (13,314)
Notes payable, net                                                          22,000                (55,500)                27,000
Payment of preferred stock dividends                                        (5,370)                (5,749)                (5,813)
Payment of common stock dividends                                          (64,600)               (48,300)               (46,400)
Miscellaneous                                                               (3,014)                (5,332)                   (59)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                    (107,867)               (96,586)               (41,461)
---------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                         3,900                    127                   (222)
Cash and Cash Equivalents at Beginning of Year                                 807                    680                    902
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                  $  4,707                $   807                $   680
=================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for --
     Interest (net of amount capitalized)                                  $26,558                $26,050                $26,161
     Income taxes                                                          $36,010                $25,858                $38,537
---------------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1997 and 1996
Gulf Power Company Annual Report
=====================================================================================================================
ASSETS                                                                                     1997                 1996
---------------------------------------------------------------------------------------------------------------------
                                                                                                 (in thousands)

Utility Plant:
Plant in service (Notes 1 and 6)                                                     $1,762,244           $1,734,510
Less accumulated provision for depreciation                                             737,767              694,245
---------------------------------------------------------------------------------------------------------------------
                                                                                      1,024,477            1,040,265
Construction work in progress                                                            31,030               23,465
---------------------------------------------------------------------------------------------------------------------
Total                                                                                 1,055,507            1,063,730
---------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                              622                  652
---------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                 4,707                  807
Receivables-
  Customer accounts receivable                                                           63,691               67,727
  Other accounts and notes receivable                                                     2,744                3,098
  Affiliated companies                                                                    7,329                1,821
  Accumulated provision for uncollectible accounts                                         (796)                (789)
Fossil fuel stock, at average cost                                                       19,296               28,352
Materials and supplies, at average cost (Note 1)                                         28,634               30,252
Current portion of deferred coal contract costs (Note 5)                                  4,456               16,389
Regulatory clauses under recovery (Note 1)                                                1,675                4,144
Prepayments                                                                               2,171                1,268
Vacation pay deferred                                                                     4,057                4,055
---------------------------------------------------------------------------------------------------------------------
Total                                                                                   137,964              157,124
---------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 8)                                        26,586               28,313
Debt expense and loss, being amortized                                                   22,941               23,308
Deferred coal contract costs (Note 5)                                                         -               13,126
Prepaid pension costs (Note 2)                                                           10,385                7,918
Deferred storm charges (Note 1)                                                             703                3,275
Miscellaneous                                                                            10,904               10,920
---------------------------------------------------------------------------------------------------------------------
Total                                                                                    71,519               86,860
---------------------------------------------------------------------------------------------------------------------
Total Assets                                                                         $1,265,612           $1,308,366
=====================================================================================================================
The accompanying notes are an integral part of these statements.

BALANCE SHEETS
At December 31, 1997 and 1996
Gulf Power Company 1997 Annual Report
=======================================================================================================================
CAPITALIZATION AND LIABILITIES                                                          1997                      1996
-----------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)
Capitalization (See accompanying statements):
Common stock equity (Note 12)                                                    $   428,718                $  435,758
Preferred stock                                                                       13,691                    65,102
Company obligated mandatorily redeemable preferred securities of
   subsidiary trust holding Company Junior Subordinated Notes (Note 9)                40,000                         -
Long-term debt                                                                       296,993                   331,880
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                779,402                   832,740
-----------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Preferred stock due within one year (Note 11)                                              -                    24,500
Long-term debt due within one year (Note 11)                                          53,327                    40,972
Notes payable                                                                         47,000                    25,000
Accounts payable-
  Affiliated companies                                                                14,334                    10,274
  Other                                                                               20,205                    22,496
Customer deposits                                                                     13,778                    13,464
Taxes accrued                                                                          8,258                     8,342
Interest accrued                                                                       7,227                     7,629
Regulatory clauses over recovery (Note 1)                                              5,062                     5,884
Vacation pay accrued                                                                   4,057                     4,055
Dividends declared                                                                    10,210                    11,453
Miscellaneous                                                                          8,739                     5,668
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                192,197                   179,737
-----------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                           166,302                   163,857
Deferred credits related to income taxes (Note 8)                                     56,935                    64,354
Accumulated deferred investment tax credits                                           31,552                    33,760
Accumulated provision for postretirement benefits (Note 2)                            20,491                    18,339
Miscellaneous                                                                         18,733                    15,579
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                294,013                   295,889
-----------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 3, 4, 5, and 7)
Total Capitalization and Liabilities                                              $1,265,612                $1,308,366
=======================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CAPITALIZATION
At December 31, 1997 and 1996
Gulf Power Company 1997 Annual Report
=================================================================================================================================
                                                                  1997               1996             1997              1996
---------------------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)                 (percent of total)
Common Stock Equity:
Common stock, without par value --
     Authorized and outstanding --
         992,717 shares in 1997 and 1996                      $ 38,060           $ 38,060
Paid-in capital                                                218,438            218,438
Premium on preferred stock                                          12                 81
Retained earnings (Note 12)                                    172,208            179,179
---------------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                      428,718            435,758               55.0%              52.3%
---------------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$10 par value --
     Authorized -- 10,000,000 shares,
     Outstanding -- 377,989 shares at December 31, 1997
       $25 stated capital --
         6.72%                                                   8,661             20,000
         7.00%                                                       -             14,500
         7.30%                                                       -             15,000
         Adjustable Rate -- at January 1, 1998:  4.67%             789             15,000
$100 par value --
     Authorized -- 801,626 shares
     Outstanding -- 42,411 shares at December 31, 1997
         4.64%                                                   1,255              5,102
         5.16%                                                   1,357              5,000
         5.44%                                                   1,629              5,000
         7.52%                                                       -              5,000
         7.88%                                                       -              5,000
---------------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $836,000)                 13,691             89,602
---------------------------------------------------------------------------------------------------------------------------------
Less amount due within one year (Note 11)                            -             24,500
---------------------------------------------------------------------------------------------------------------------------------
Total excluding amount due within one year                      13,691             65,102                1.8               7.8
---------------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CAPITALIZATION (continued)
At December 31, 1997 and 1996
Gulf Power Company 1997 Annual Report
================================================================================================================================
                                                                        1997               1996      1997              1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                         (in thousands)                 (percent of total)
Company Obligated Mandatorily
     Redeemable Preferred Securities (Note 9):
         $25 Liquidation Value--7.625%                                40,000                  -
--------------------------------------------------------------------------------------------------------------------------------
Total (annual distribution requirement--$3,050,000)                   40,000                  -         5.1               -
--------------------------------------------------------------------------------------------------------------------------------
Long-term Debt:
First mortgage bonds --
     Maturity                                Interest Rates
     August 1, 1997                          5.875%                        -             25,000
     April 1, 1998                           5.55%                    15,000             15,000
     July 1, 1998                            5.00%                    30,000             30,000
     July 1, 2003                            6.125%                   30,000             30,000
     November 1, 2006                        6.50%                    25,000             25,000
     January 1, 2026                         6.875%                   30,000             30,000
--------------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                           130,000            155,000
Pollution control obligations (Note 10)                              169,630            169,630
Other long-term debt (Note 10)                                        55,327             51,299
Unamortized debt premium (discount), net                              (4,637)            (3,077)
--------------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $20,771,000)                                     350,320            372,852
Less amount due within one year (Note 11)                             53,327             40,972
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                  296,993            331,880        38.1              39.9
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                               $ 779,402          $ 832,740       100.0%             100.0%
================================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1997, 1996, and 1995
Gulf Power Company 1997 Annual Report
==================================================================================================================================
                                                                                      1997               1996                1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)

Balance at Beginning of Year                                                     $ 179,179          $ 179,663           $ 168,951
Net income after dividends on preferred stock                                       57,610             57,845              57,154
Dividends on common stock                                                          (64,600)           (58,300)            (46,400)
Preferred stock transactions, net                                                       19                (29)                (42)
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year (Note 11)                                                 $ 172,208          $ 179,179           $ 179,663
==================================================================================================================================


STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1997, 1996, and 1995
Gulf Power Company 1997 Annual Report
==================================================================================================================================
                                                                                      1997               1996                1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (in thousands)

Balance at Beginning of Year                                                     $ 218,438          $ 218,438           $ 218,380
Contributions to capital by parent company                                               -                  -                  58
----------------------------------------------------------------------------------------------------------------------------------
Balance at End of Year                                                           $ 218,438          $ 218,438           $ 218,438
==================================================================================================================================
The accompanying notes are an integral part of these statements.


NOTES TO FINANCIAL STATEMENTS
Gulf Power Company 1997 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Gulf Power Company is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), Southern Company Energy Solutions, and other direct and indirect subsidiaries. The operating companies (Alabama Power, Georgia Power, Gulf Power, Mississippi Power, and Savannah Electric) provide electric service in four southeastern states. Gulf Power Company provides electric service to the northwest panhandle of Florida. Contracts among the operating companies -- dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power -- are regulated by the Federal Energy Regulatory Commission (FERC) or the Securities and Exchange Commission. The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Worldwide, Southern Energy develops and manages electricity and other energy related projects, including domestic energy trading and marketing. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Company Energy Solutions develops new business opportunities related to energy products and services.

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

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to the following:

                                              1997         1996
                                        -------------------------
                                             (in thousands)
Deferred income tax debits                $ 26,586      $ 28,313
Deferred loss on reacquired debt            20,494        20,386
Environmental remediation                    7,338         7,577
Current & deferred
   coal contract costs                       4,456        29,515
Vacation pay                                 4,057         4,055
Deferred storm charges                         703         3,275
Regulatory clauses over
   recovery, net                            (3,387)       (1,740)
Deferred income tax credits                (56,935)      (64,354)
Other, net                                    (629)       (1,202)
-----------------------------------------------------------------
Total                                     $  2,683      $ 25,825
=================================================================

   In the event that a portion of the Company's operations is no longer subject to the provisions of Statement No. 71, the Company would be required to write off related net regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine any impairment to other assets, including plant, and write down the assets, if impaired, to their fair value.

Gulf Power Company 1997 Annual Report

Revenues and Regulatory Cost Recovery Clauses

The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. The Company has a diversified base of customers and no single customer or industry comprises 10 percent or more of revenues. In 1997, uncollectible accounts continued to average significantly less than 1 percent of revenues.

   Fuel costs are expensed as the fuel is used. The Company's electric rates include provisions to periodically adjust billings for fluctuations in fuel, the energy component of purchased power costs, and certain other costs. The Company also has similar cost recovery clauses for energy conservation costs, purchased power capacity costs, and environmental compliance costs. Revenues are adjusted monthly for differences between recoverable costs and amounts actually reflected in current rates.

Depreciation and Amortization

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
3.6 percent in 1997, 1996, and 1995. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Also, the provision for depreciation expense includes an amount for the expected cost of removal of facilities.

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

Allowance for Funds Used During Construction
(AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. AFUDC amounts for 1997, 1996, and 1995 were immaterial and are included in other, net and other interest charges in the Statements of Income.

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

Financial Instruments

The Company's financial instruments for which the carrying amount did not equal fair value at December 31 were as follows:

                                     Carrying           Fair
                                      Amount           Value
                                 ----------------------------
                                         (in thousands)
Long-term debt
   At December 31, 1997              $350,320       $356,766
   At December 31, 1996              $372,852       $373,394

Capital trust preferred
   securities:
   At December 31, 1997               $40,000        $40,800
   At December 31, 1996                     -              -
-------------------------------------------------------------

Gulf Power Company 1997 Annual Report

   The fair values for long-term debt and preferred securities were based on either closing market prices or closing prices of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Provision for Injuries and Damages

The Company is subject to claims and suits arising in the ordinary course of business. As permitted by regulatory authorities, the Company provides for the uninsured costs of injuries and damages by charges to income amounting to $1.2 million annually. The expense of settling claims is charged to the provision to the extent available. The accumulated provision of $1.4 million and $1.8 million at December 31, 1997 and 1996, respectively, is included in miscellaneous current liabilities in the accompanying Balance Sheets.

Provision for Property Damage

The Company is self-insured for the full cost of storm and other damages to its transmission and distribution property. At December 31, 1997, the accumulated provision for property damage had a negative balance of $0.7 million. The negative balance was reclassified to deferred storm charges in the accompanying Balance Sheets. In December 1995, the FPSC approved the Company's request to increase the amount of its annual accrual to the accumulated provision for property damage account from $1.2 million to $3.5 million and approved a target level for the accumulated provision account between $25.1 and $36 million. The FPSC has also given the Company the flexibility to increase its annual accrual amount above $3.5 million, when the Company believes it is in a position to do so, until the account balance reaches $12 million. The Company accrued $3.9 million in 1997 and $4.5 million in 1996 to the accumulated provision for property damage. The expense of repairing damages from major storms and other uninsured property damages is charged to the provision account.

2.  RETIREMENT BENEFITS

Pension Plan

The Company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Benefits are based on one of the following formulas: years of service and final average pay or years of service and a flat-dollar benefit. The Company uses the "entry age normal method with a frozen initial liability" actuarial method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trust fund are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pension, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

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

Gulf Power Company 1997 Annual Report


Funded Status and Cost of Benefits

The funded status of the plans and reconciliation to amounts reflected in the Balance Sheets at December 31 are as follows:

                                              Pension
                                     -------------------------
                                           1997         1996
                                     -------------------------
                                               (in thousands)
Actuarial present value of
 benefit obligation:
     Vested benefits                   $ 97,180     $ 87,245
     Non-vested benefits                  3,886        5,101
-------------------------------------------------------------
Accumulated benefit obligation          101,066       92,346
Additional amounts related to
   projected salary increases            29,728       31,121
-------------------------------------------------------------
Projected benefit obligation            130,794      123,467
Less:
   Fair value of plan assets            222,196      191,152
   Unrecognized net gain                (80,497)     (58,900)
   Unrecognized prior service cost        5,244        5,618
   Unrecognized transition asset         (5,764)      (6,485)
-------------------------------------------------------------
Prepaid asset recognized in
   the Balance Sheets                  $ 10,385     $  7,918
=============================================================


                                     Postretirement Benefits
                                     ---------------------------
                                              1997         1996
                                     ---------------------------
                                             (in thousands)
Actuarial present value of
 benefit obligation:
     Retirees and dependents               $17,363      $10,478
     Employees eligible to retire            4,537        5,484
     Other employees                        17,769       17,694
----------------------------------------------------------------
Accumulated benefit obligation              39,669       33,656
Less:
   Fair value of plan assets                 9,813        7,996
   Unrecognized net loss                     3,930        1,531
   Unrecognized transition
     obligation                              5,435        5,790
----------------------------------------------------------------
Accrued liability recognized in
   the Balance Sheets                      $20,491      $18,339
================================================================

   The weighted average rates assumed in the actuarial calculations were:

                                      1997       1996     1995
                                   ------------------------------
Discount                               7.5%      7.8%      7.3%
Annual salary increase                 5.0%      5.3%      4.8%
Long-term return on plan
  assets                               8.5%      8.5%      8.5%
-----------------------------------------------------------------

   An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 8.8 percent for 1997, decreasing gradually to 5.5 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation at December 31, 1997, by $3.2 million and the aggregate of the service and interest cost components of the net retiree cost by $278 thousand.

   Components of the plans' net costs are shown below:

                                              Pension
                              ------------------------------------
                                    1997        1996         1995
                              ------------------------------------
                                            (in thousands)
Benefits earned during
   the year                    $   3,897    $  3,880      $ 3,867
Interest cost on projected
   benefit obligation              9,301       9,129        8,042
Actual (return) loss on
   plan assets                   (32,924)    (21,021)     (33,853)
Net amortization
   and deferral                   17,246       5,920       19,619
------------------------------------------------------------------
Net pension income             $ (2,480)    $ (2,092)     $(2,325)
==================================================================

   Of the above net pension amounts, pension income of $1.8 million in 1997, $1.5 million in 1996, and $1.8 million in 1995 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

Gulf Power Company 1997 Annual Report
                                       Postretirement Benefits
                                   --------------------------------
                                        1997        1996      1995
                                   --------------------------------
                                            (in thousands)
Benefits earned during the year       $  896      $  939    $1,259
Interest cost on accumulated
   benefit obligation                  2,845       2,330     2,520
Amortization of transition
   obligation                            356         356       853
Actual (return) loss on plan assets   (1,166)       (797)   (1,268)
Net amortization and deferral            709         318       742
-------------------------------------------------------------------
Net postretirement cost               $3,640      $3,146    $4,106
===================================================================

   Of the above net postretirement costs recorded, $2.7 million in 1997, $2.3 million in 1996, and $3.1 million in 1995 were charged to operating expenses, and the remainder was recorded in construction and other accounts.

Work Force Reduction Programs

The Company recorded costs related to work force reductions programs of $1.4 million in 1997, $1.2 million in 1996, and $7 million in 1995. The Company has also incurred its pro rata share for the costs of affiliated companies' programs. The costs related to these programs were $1.3 million for 1997, $2.1 million for 1996, and $1 million for 1995. The costs related to work force reductions have been expensed to operation expenses.

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


   If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings, as well as certain other contracts that reference these proceedings in determining return on common equity, and if refunds were ordered, the amount of refunds could range up to approximately $194 million for Southern Company, including approximately $13 million for the Company at December 31, 1997. Although management believes that rates are not excessive and that refunds are not justified, the final outcome of this matter cannot now be determined.

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

   In January 1994, the FPSC approved the Company's initial petition under the ECRC for recovery of environmental costs. Beginning with this initial period through September 1996, recovery under the ECRC was determined semi-annually. In August 1996, the FPSC approved annual recovery periods beginning with the October 1996 through September 1997 period. Recovery includes a true-up of the prior period and a projection of the ensuing period. During 1997 and 1996, the Company recorded ECRC revenues of $10.2 million and $11.0 million, respectively.

   At December 31, 1997, the Company's liability for the estimated costs of environmental remediation projects for known sites was $7.3 million. These estimated costs are expected to be expended during the period 1998 to 2002.

Gulf Power Company 1997 Annual Report

These projects have been approved by the FPSC for recovery through the ECRC discussed above. Therefore, the Company recorded $1.7 million in current assets and current liabilities, and $5.6 million in deferred assets and liabilities representing the future recoverability of these costs.

4.  CONSTRUCTION PROGRAM

The Company is engaged in a continuous construction program, the cost of which is currently estimated to total $68 million in 1998, $62 million in 1999, and $62 million in 2000. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment and materials; and cost of capital. At December 31, 1997, significant purchase commitments were outstanding in connection with the construction program. The Company does not have any major generating plants under construction, however, significant construction will continue related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants.

   See Management's Discussion and Analysis under "Environmental Matters" for information on the impact of the Clean Air Act Amendments of 1990 and other environmental matters.

5.  FINANCING AND COMMITMENTS

General

Current projections indicate that funds required for construction and other purposes, including compliance with environmental regulations, will be derived primarily from internal sources. Requirements not met from internal sources will be derived from the sale of additional first mortgage bonds, long-term unsecured debt, pollution control bonds, and preferred securities; bank notes; and capital contributions from Southern Company. In addition, the Company may issue additional long-term debt and preferred securities primarily for debt maturities and redemptions of higher-cost securities.

Bank Credit Arrangements

At December 31, 1997, the Company had $41.5 million of lines of credit with banks subject to renewal June 1 of each year, of which $32.5 million remained unused. In addition, the Company has two unused committed lines of credit totaling $61.9 million that were established for liquidity support of its variable rate pollution control bonds. In connection with these credit lines, the Company has agreed to pay commitment fees and/or to maintain compensating balances with the banks. The compensating balances, which represent substantially all of the cash of the Company except for daily working funds and like items, are not legally restricted from withdrawal. In addition, the Company has bid-loan facilities with ten major money center banks that total $180 million, of which $38 million was committed at December 31, 1997.

Assets Subject to Lien

The Company's mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises.

Fuel Commitments

To supply a portion of the fuel requirements of its generating plants, the Company has entered into long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum purchase levels, and other financial commitments. Total estimated long-term obligations at December 31, 1997, were as follows:

      Year                                         Fuel
     -------                                 ----------------
                                              (in millions)
     1998                                               $82
     1999                                                77
     2000                                                70
     2001                                                72
     2002                                                74
     2003 - 2007                                        408
     --------------------------------------------------------
     Total commitments                                 $783
    =========================================================

   In 1988, the Company made an advance payment of $60 million to a coal supplier under an arrangement to lower the cost of future coal purchased under an existing contract. This amount is being amortized to expense on a per ton

Gulf Power Company 1997 Annual Report

basis over a ten-year period. The remaining unamortized amount was $2.7 million at December 31, 1997.

   In December 1995, the Company made another payment of $22 million to the same coal supplier under an arrangement to lower the cost of future coal and/or to suspend the purchase of coal under an existing contract for 25 months. This amount is being amortized to expense on a per ton basis through the first quarter of 1998. The remaining unamortized amount was $1.8 million at December 31, 1997.

   The amortization expense of these contract buyouts and renegotiations is being recovered through the fuel cost recovery clause discussed under "Revenues and Regulatory Cost Recovery Clauses" in Note 1.

Lease Agreements

In 1989, the Company and Mississippi Power jointly entered into a twenty-two year operating lease agreement for the use of 495 aluminum railcars. In 1994, a second lease agreement for the use of 250 additional aluminum railcars was entered into for twenty-two years. Both of these leases are for the transportation of coal to Plant Daniel. The Company has the option after three years from the date of the original contract on the second lease agreement to purchase the railcars at the greater of the termination value or the fair market value. Additionally, at the end of each lease term, the Company has the option to renew the lease. In 1997, three additional lease agreements for 120 cars each were entered into for three years, with a monthly renewal option for up to an additional nine months.

   The Company, as a joint owner of Plant Daniel, is responsible for one half of the lease costs. The lease costs are charged to fuel inventory and are allocated to fuel expense as the fuel is used. The Company's share of the lease costs charged to fuel inventories was $2.3 million in 1997 and $1.7 million in 1996. The annual amounts for 1998 through 2002 will be $2.8 million, $2.8 million, $2.1 million, $1.7 million, and $1.7 million respectively, and after 2002 will total $17.8 million.

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

   At December 31, 1997, the Company's percentage ownership and its investment in these jointly owned facilities were as follows:

                                    Plant Scherer      Plant
                                     Unit No. 3        Daniel
                                    (coal-fired)    (coal-fired)
                                   ------------------------------
                                            (in thousands)
Plant In Service                       $185,723(1)     $222,230
Accumulated Depreciation                $58,219        $108,176
Construction Work in Progress              $282            $231

Nameplate Capacity (2)
   (megawatts)                              205             500
Ownership                                    25%             50%
-----------------------------------------------------------------

(1)  Includes net plant acquisition adjustment.
(2)  Total megawatt nameplate capacity:
       Plant Scherer Unit No. 3:  818
       Plant Daniel:  1,000

7.  LONG-TERM POWER SALES AGREEMENTS

The Company and the other operating affiliates have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. The unit power sales agreements are firm and pertain to capacity related to specific generating units. Because the energy is generally sold at cost under these agreements, revenues from capacity sales primarily affect profitability. The capacity

Gulf Power Company 1997 Annual Report

revenues from these sales were $24.9 million in 1997, $25.4 million in 1996, and $25.9 million in 1995.

   Unit power from specific generating plants of Southern Company is currently being sold to Florida Power Corporation (FPC), Florida Power & Light Company (FP&L), Jacksonville Electric Authority (JEA), and the City of Tallahassee, Florida. Under these agreements, 211 megawatts of net dependable capacity were sold by the Company during 1997, and sales will remain at that level until the expiration of the contracts in 2010, unless reduced by FPC, FP&L and JEA after 2000.

   Capacity and energy sales to FP&L, the Company's largest single customer, provided revenues of $25.4 million in 1997, $27.2 million in 1996, and $25.4 million in 1995, or 4.1 percent, 4.3 percent, and 4.1 percent of operating revenues, respectively.

8.  INCOME TAXES

At December 31, 1997, the tax-related regulatory assets to be recovered from customers were $26.6 million. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. At December 31, 1997, the tax-related regulatory liabilities to be credited to customers were $56.9 million. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.


    Details of the federal and state income tax provisions are as follows:

                                      1997        1996       1995
                                ----------------------------------
                                            (in thousands)
Total provision for income taxes:
Federal--
   Currently payable              $34,522     $31,022     $29,018
   Deferred --current year         19,297      26,072      23,172
            --reversal of
                prior years       (25,778)    (24,780)    (23,116)
------------------------------------------------------------------
                                   28,041      32,314      29,074
------------------------------------------------------------------
State--
   Currently payable                5,975       4,394       4,778
   Deferred --current year          2,868       3,904       3,313
            --reversal of
                prior years        (3,434)     (3,039)     (2,979)
------------------------------------------------------------------
                                    5,409       5,259       5,112
------------------------------------------------------------------
Total                              33,450      37,573      34,186
Less income taxes charged
   (credited) to other income      (1,584)       (248)        121
------------------------------------------------------------------
Total income taxes charged
   to operations                  $35,034     $37,821     $34,065
==================================================================

   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                  1997        1996
                                            ----------- -----------
                                                (in thousands)
Deferred tax liabilities:
   Accelerated depreciation                   $156,328    $151,664
   Property basis differences                   19,220      21,028
   Other                                        14,242      17,622
-------------------------------------------------------------------
Total                                          189,790     190,314
-------------------------------------------------------------------
Deferred tax assets:
   Federal effect of state deferred taxes        9,268       9,773
   Postretirement benefits                       6,976       5,767
   Other                                        10,861       7,814
-------------------------------------------------------------------
Total                                           27,105      23,354
-------------------------------------------------------------------
Net deferred tax liabilities                   162,685     166,960
Less current portion, net                      (3,617)       3,103
-------------------------------------------------------------------
Accumulated deferred income
   taxes in the Balance Sheets              $166,302    $163,857
===================================================================

   Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation and amortization in the Statements of Income. Credits amortized in

Gulf Power Company 1997 Annual Report

this manner amounted to $2.2 million in 1997 and $2.3 million in 1996 and 1995. At December 31, 1997, all investment tax credits available to reduce federal income taxes payable had been utilized.

   A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                     1997      1996      1995
                                  --------- --------- ---------
Federal statutory rate                 35%      35%       35%
State income tax,
   net of federal deduction            4         4         4
Non-deductible book
   depreciation                        1         1         1
Difference in prior years'
   deferred and current tax rate      (1)       (1)       (3)
Other, net                            (4)       (2)       (2)
---------------------------------------------------------------
Effective income tax rate             35%       37%       35%
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

9.  COMPANY OBLIGATED MANDATORILY
    REDEEMABLE PREFERRED SECURITIES

In January 1997, Gulf Power Capital Trust I (Trust I), of which the Company owns all of the common securities, issued $40 million of 7.625 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust I are $41 million aggregate principal amount of the Company's 7.625 percent junior subordinated notes due December 31, 2036.

   In January 1998, Gulf Power Capital Trust II (Trust II), of which the Company also owns all of the common securities, issued $45 million of 7.0 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust II are $46 million aggregate principal amount of the Company's 7.0 percent junior subordinated notes due December 31, 2037.

   The Company considers that the mechanisms and obligations relating to the preferred securities, taken together, constitute a full and unconditional guarantee by the Company of payment obligations with respect to the preferred securities of Gulf Power Capital Trust I and Trust II.

   Gulf Power Capital Trust I and Trust II are subsidiaries of the Company, and accordingly are consolidated in the Company's financial statements.

10.  POLLUTION CONTROL OBLIGATIONS AND
     OTHER LONG-TERM DEBT

Details of pollution control obligations and other long-term debt at December 31 are as follows:

                                             1997         1996
                                     --------------------------
                                         (in thousands)
Obligations incurred in
   connection with the sale by
   public authorities of
   tax-exempt pollution control
   revenue bonds:
   Collateralized
     5.25% due 2006                       $12,075      $12,075
     8.25% due 2017                             -       32,000
     6.75% due 2022                             -        8,930
     Variable Rate due 2022
       Remarketable daily                  40,930            -
     5.70% due 2023                         7,875        7,875
     5.80% due 2023                        32,550       32,550
     6.20% due 2023                        13,000       13,000
     6.30% due 2024                        22,000       22,000
     Variable Rate due 2024
       Remarketable daily                  20,000       20,000
     5.50% due 2026                        21,200       21,200
---------------------------------------------------------------
                                         $169,630   $169,630
---------------------------------------------------------------
Other long-term debt:
   5.2125% due 1996-1998                    5,754       16,823
   6.44% due 1994-1998                      2,573        7,476
   Variable Rate due 1999                  13,500       13,500
   Variable Rate due 1999                  13,500       13,500
   7.5% Junior Subordinated
     Note due 2037                         20,000            -
---------------------------------------------------------------
                                           55,327       51,299
---------------------------------------------------------------
Total                                    $224,957     $220,929
===============================================================

   Pollution control obligations represent installment purchases of pollution control facilities financed by funds derived from sales by public authorities of revenue bonds. With respect to the collateralized pollution control revenue

Gulf Power Company 1997 Annual Report

bonds, the Company has executed and delivered to trustees a like principal amount of first mortgage bonds, or in the case of the $40.9 million issue a deed of trust, as security for obligations under collateralized installment agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under the agreements.

   The estimated annual maturities of other long-term debt are as follows:
$8.3 million in 1998 and $27 million in 1999.

11. SECURITIES DUE WITHIN ONE YEAR

A summary of the improvement fund requirement and scheduled maturities and redemptions of long-term debt and preferred stock due within one year at December 31 is as follows:

                                              1997        1996
                                         ----------------------
                                               (in thousands)
Bond improvement fund requirement        $   1,300  $    1,550
Less:  Portion to be satisfied by
       certifying property additions         1,300       1,550
---------------------------------------------------------------
Cash sinking fund requirement                    -           -
Maturities of first mortgage bonds          45,000      25,000
Current portion of other long-term
   debt (Note 10)                            8,327      15,972
Redemption of preferred stock                    -      24,500
---------------------------------------------------------------
Total                                      $53,327     $65,472
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

12.  COMMON STOCK DIVIDEND RESTRICTIONS

The Company's first mortgage bond indenture contains various common stock dividend restrictions which remain in effect as long as the bonds are outstanding. At December 31, 1997, retained earnings of $127 million were restricted against the payment of cash dividends on common stock under the terms of the mortgage indenture.

   The Company's charter previously limited cash dividends on common stock to 50 percent of net income available for such stock during a prior period of 12 months if the capitalization ratio is below 20 percent and to 75 percent of such net income if such ratio is 20 percent or more but less than 25 percent. The capitalization ratio is defined as the ratio of common stock equity to total capitalization, including retained earnings, adjusted to reflect the payment of the proposed dividend. At December 31, 1997, the ratio was 50.4 percent. These restrictions were removed by a vote of preferred shareholders on December 10, 1997.

13.  QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 1997 and 1996 are as follows:

                                                       Net Income
                                                  After Dividends
                       Operating      Operating      on Preferred
Quarter Ended           Revenues         Income             Stock
------------------------------------------------------------------
                                    (in thousands)
March 31, 1997          $141,374        $20,212           $10,740
June 30, 1997            145,292         19,153            10,386
Sept. 30, 1997           193,710         34,750            27,484
Dec. 31, 1997            145,480         15,068             9,000

March 31, 1996          $154,921        $20,201           $11,258
June 30, 1996            153,821         21,565            12,581
Sept. 30, 1996           179,619         32,568            23,721
Dec. 31, 1996            146,004         19,458            10,285
------------------------------------------------------------------

   The Company's business is influenced by seasonal weather conditions and the timing of rate changes, among other factors.


SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1997 Annual Report


================================================================================================================
                                                                            1997           1996            1995
----------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                       $625,856       $634,365        $619,077
Net Income after Dividends
     on Preferred Stock (in thousands)                                   $57,610        $57,845         $57,154
Dividends on Common Stock (in thousands)                                 $64,600        $58,300         $46,400
Return on Average Common Equity (percent)                                  13.33          13.27           13.27
Total Assets (in thousands)                                            1,265,612     $1,308,366      $1,341,859
Gross Property Additions (in thousands)                                  $54,289        $61,386         $63,113
----------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                     $428,718       $435,758        $436,242
Preferred stock                                                           13,691         65,102          89,602
Preferred stock subject to mandatory redemption                                -              -               -
Trust preferred securities                                                40,000              -               -
Long-term debt                                                           296,993        331,880         323,376
----------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                           $779,402       $832,740        $849,220
----------------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                         55.0           52.3            51.4
Preferred stock                                                              1.8            7.8            10.5
Trust preferred securities                                                   5.1
Long-term debt                                                              38.1           39.9            38.1
----------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                              100.0          100.0           100.0
================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                         -         55,000               -
Retired                                                                   25,000         50,930           1,750
Preferred Stock (in thousands):
Issued                                                                         -              -               -
Retired                                                                   75,911              -           1,000
----------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                  A1             A1              A1
     Standard and Poor's                                                      A+             A+              A+
     Duff & Phelps                                                           AA-            AA-              A+
Preferred Stock -
     Moody's                                                                  a2             a2              a2
     Standard and Poor's                                                       A              A               A
     Duff & Phelps                                                            A+             A+               A
----------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                              300,257        291,196         283,421
Commercial                                                                44,589         43,196          41,281
Industrial                                                                   267            278             278
Other                                                                        264            162             134
----------------------------------------------------------------------------------------------------------------
Total                                                                    345,377        334,832         325,114
================================================================================================================
Employees (year-end)                                                       1,328          1,384           1,501


SELECTED FINANCIAL AND OPERATING DATA (continued)
Gulf Power Company 1997 Annual Report
==================================================================================================================
                                                                              1994           1993            1992
------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                         $578,813       $583,142        $570,902
Net Income after Dividends
     on Preferred Stock (in thousands)                                     $55,229        $54,311         $54,090
Dividends on Common Stock (in thousands)                                   $44,000        $41,800         $39,900
Return on Average Common Equity (percent)                                    13.15          13.29           13.62
Total Assets (in thousands)                                             $1,315,542     $1,307,809      $1,062,699
Gross Property Additions (in thousands)                                    $78,869        $78,562         $64,671
------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                       $425,472       $414,196        $403,190
Preferred stock                                                             89,602         89,602          74,662
Preferred stock subject to mandatory redemption                                  -          1,000           2,000
Trust preferred securities                                                       -              -               -
Long-term debt                                                             356,393        369,259         382,047
------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                             $871,467       $874,057        $861,899
------------------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                           48.8           47.4            46.8
Preferred stock                                                               10.3           10.4             8.9
Trust preferred securities
Long-term debt                                                                40.9           42.2            44.3
------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                100.0          100.0           100.0
==================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                           -         75,000          25,000
Retired                                                                     48,856         88,809         117,693
Preferred Stock (in thousands):
Issued                                                                           -         35,000          29,500
Retired                                                                      1,000         21,060          15,500
------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                    A2             A2              A2
     Standard and Poor's                                                         A              A               A
     Duff & Phelps                                                              A+             A+               A
Preferred Stock -
     Moody's                                                                    a2             a2              a2
     Standard and Poor's                                                        A-             A-              A-
     Duff & Phelps                                                               A              A              A-
------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                280,859        274,194         267,591
Commercial                                                                  40,398         39,253          37,105
Industrial                                                                     283            274             270
Other                                                                          106             86              74
------------------------------------------------------------------------------------------------------------------
Total                                                                      321,646        313,807         305,040
==================================================================================================================
Employees (year-end)                                                         1,540          1,565           1,613


                                      II-173A


SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1997 Annual Report

==============================================================================================================================
                                                                                          1991           1990            1989
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                     $565,207       $567,825        $527,821
Net Income after Dividends
     on Preferred Stock (in thousands)                                                 $57,796        $38,714         $37,361
Dividends on Common Stock (in thousands)                                               $38,000        $37,000         $37,200
Return on Average Common Equity (percent)                                                15.17          10.51           10.32
Total Assets (in thousands)                                                         $1,095,736     $1,084,579      $1,093,430
Gross Property Additions (in thousands)                                                $64,323        $62,462         $70,726
------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                   $390,981       $371,185        $365,471
Preferred stock                                                                         55,162         55,162          55,162
Preferred stock subject to mandatory redemption                                          7,500          9,250          11,000
Trust preferred securities                                                                   -              -               -
Long-term debt                                                                         434,648        475,284         484,608
------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                         $888,291       $910,881        $916,241
------------------------------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                                       44.0           40.8            39.9
Preferred stock                                                                            7.1            7.1             7.2
Trust preferred securities
Long-term debt                                                                            48.9           52.1            52.9
------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            100.0          100.0           100.0
==============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                  50,000              -               -
Retired                                                                                 32,807          6,455           9,344
Preferred Stock (in thousands):
Issued                                                                                       -              -               -
Retired                                                                                  2,500          1,750           1,250
------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                A2             A2              A1
     Standard and Poor's                                                                     A              A               A
     Duff & Phelps                                                                           A              A             AA-
Preferred Stock -
     Moody's                                                                                a2             a2              a1
     Standard and Poor's                                                                    A-             A-              A-
     Duff & Phelps                                                                          A-             A-              A+
------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                            261,210        256,111         251,341
Commercial                                                                              34,685         34,019          33,678
Industrial                                                                                 264            252             240
Other                                                                                       72             67              67
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                  296,231        290,449         285,326
==============================================================================================================================
Employees (year-end)                                                                     1,598          1,615           1,614

                                      II-173B


SELECTED FINANCIAL AND OPERATING DATA
Gulf Power Company 1997 Annual Report

==============================================================================================================
                                                                                          1988           1987
--------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                     $550,827       $587,860
Net Income after Dividends
     on Preferred Stock (in thousands)                                                 $45,698        $42,217
Dividends on Common Stock (in thousands)                                               $35,400        $34,200
Return on Average Common Equity (percent)                                                13.41          13.23
Total Assets (in thousands)                                                         $1,097,225     $1,051,182
Gross Property Additions (in thousands)                                                $67,042        $97,511
--------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                   $358,310       $323,012
Preferred stock                                                                         55,162         55,162
Preferred stock subject to mandatory redemption                                         12,750         14,000
Trust preferred securities                                                                   -              -
Long-term debt                                                                         497,069        474,640
--------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                         $923,291       $866,814
--------------------------------------------------------------------------------------------------------------
Capitalization Ratios (percent):
Common stock equity                                                                       38.8           37.2
Preferred stock                                                                            7.4            8.0
Trust preferred securities
Long-term debt                                                                            53.8           54.8
--------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            100.0          100.0
==============================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                  35,000              -
Retired                                                                                  9,369              -
Preferred Stock (in thousands):
Issued                                                                                       -              -
Retired                                                                                  1,750          2,500
--------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                A1             A1
     Standard and Poor's                                                                     A              A
     Duff & Phelps                                                                           4              4
Preferred Stock -
     Moody's                                                                                a1             a1
     Standard and Poor's                                                                    A-             A-
     Duff & Phelps                                                                           5              5
--------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                            246,450        241,138
Commercial                                                                              33,030         32,139
Industrial                                                                                 206            206
Other                                                                                       61             61
--------------------------------------------------------------------------------------------------------------
Total                                                                                  279,747        273,544
==============================================================================================================
Employees (year-end)                                                                     1,601          1,603


                                      II-173C


SELECTED FINANCIAL AND OPERATING DATE  (continued)
Gulf Power Company 1997 Annual Report

==============================================================================================================================
                                                                                      1997               1996           1995
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                           $277,609       $285,498        $276,155
Commercial                                                                             164,435        164,181         159,260
Industrial                                                                              77,492         78,994          81,606
Other                                                                                    2,084          2,056           1,993
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                           521,620        530,729         519,014
Sales for resale - non-affiliates                                                       63,697         63,201          60,413
Sales for resale - affiliates                                                           16,760         17,762          18,619
------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                               602,077        611,692         598,046
Other revenues                                                                          23,779         22,673          21,031
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $625,856       $634,365        $619,077
==============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                          4,119,492      4,159,924       4,014,142
Commercial                                                                           2,897,887      2,808,634       2,708,243
Industrial                                                                           1,903,050      1,808,086       1,794,754
Other                                                                                   18,101         17,815          17,345
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                         8,938,530      8,794,459       8,534,484
Sales for resale - non-affiliates                                                    1,531,179      1,534,097       1,396,474
Sales for resale - affiliates                                                          848,135        709,647         759,341
------------------------------------------------------------------------------------------------------------------------------
Total                                                                               11,317,844     11,038,203      10,690,299
==============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                               6.74           6.86            6.88
Commercial                                                                                5.67           5.85            5.88
Industrial                                                                                4.07           4.37            4.55
Total retail                                                                              5.84           6.03            6.08
Sales for resale                                                                          3.38           3.61            3.67
Total sales                                                                               5.32           5.54            5.59
Average Annual Kilowatt-Hour Use Per Residential Customer                               13,894         14,457          14,148
Average Annual Revenue Per Residential Customer                                        $936.30        $992.17         $973.35
Plant Nameplate Capacity Ratings (year-end) (megawatts)                                  2,174          2,174           2,174
Maximum Peak-Hour Demand - Net of SEPA (megawatts):
Winter                                                                                   1,844          2,136           1,732
Summer                                                                                   2,032          1,961           2,040
Annual Load Factor (percent)                                                              55.5           51.4            53.0
Plant Availability - Fossil-Steam (percent)                                               91.0           91.8            84.0
------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                      87.1           87.8            86.8
Oil and gas                                                                                0.4            0.5             0.4
Purchased power -
     From non-affiliates                                                                   3.5            2.7             4.0
     From affiliates                                                                       9.0            9.0             8.8
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    100.0          100.0           100.0
==============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                     10,436         10,484          10,609
Cost of fuel per million BTU (cents)                                                    190.75         192.22          196.62
Average cost of fuel per net kilowatt-hour generated (cents)                              1.99           2.02            2.09
==============================================================================================================================

                                       II-174



SELECTED FINANCIAL AND OPERATING DATA  (continued)
Gulf Power Company 1997 Annual Report

========================================================================================================================
                                                                                  1994           1993            1992
------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                   $252,598       $244,967        $235,296
Commercial                                                                     146,394        137,308         133,071
Industrial                                                                      82,169         87,526          91,320
Other                                                                            1,955          1,882           1,784
------------------------------------------------------------------------------------------------------------------------
Total retail                                                                   483,116        471,683         461,471
Sales for resale - non-affiliates                                               66,111         72,209          70,078
Sales for resale - affiliates                                                   17,353         23,166          24,075
------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                       566,580        567,058         555,624
Other revenues                                                                  12,233         16,084          15,278
------------------------------------------------------------------------------------------------------------------------
Total                                                                         $578,813       $583,142        $570,902
========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                  3,751,932      3,712,980       3,596,515
Commercial                                                                   2,548,846      2,433,382       2,369,236
Industrial                                                                   1,847,114      2,029,936       2,179,435
Other                                                                           17,354         16,944          16,649
------------------------------------------------------------------------------------------------------------------------
Total retail                                                                 8,165,246      8,193,242       8,161,835
Sales for resale - non-affiliates                                            1,418,977      1,460,105       1,430,908
Sales for resale - affiliates                                                  874,050      1,029,787       1,208,771
------------------------------------------------------------------------------------------------------------------------
Total                                                                       10,458,273     10,683,134      10,801,514
========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                       6.73           6.60            6.54
Commercial                                                                        5.74           5.64            5.62
Industrial                                                                        4.45           4.31            4.19
Total retail                                                                      5.92           5.76            5.65
Sales for resale                                                                  3.64           3.83            3.57
Total sales                                                                       5.42           5.31            5.14
Average Annual Kilowatt-Hour Use Per Residential Customer                       13,486         13,671          13,553
Average Annual Revenue Per Residential Customer                                $907.92        $901.96         $886.66
Plant Nameplate Capacity Ratings (year-end) (megawatts)                          2,174          2,174           2,174
Maximum Peak-Hour Demand - Net of SEPA (megawatts):
Winter                                                                           1,801          1,571           1,533
Summer                                                                           1,795          1,898           1,828
Annual Load Factor (percent)                                                      56.7           54.5            55.0
Plant Availability - Fossil-Steam (percent)                                       92.2           88.9            91.2
------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                              87.2           84.5            87.7
Oil and gas                                                                        0.2            0.5             0.1
Purchased power -
     From non-affiliates                                                           2.8            1.5             0.8
     From affiliates                                                               9.8           13.5            11.4
------------------------------------------------------------------------------------------------------------------------
Total                                                                            100.0          100.0           100.0
========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                             10,614         10,390          10,347
Cost of fuel per million BTU (cents)                                            189.55         197.37          200.30
Average cost of fuel per net kilowatt-hour generated (cents)                      2.01           2.05            2.07
========================================================================================================================

                                      II-175A


SELECTED FINANCIAL AND OPERATING DATA  (continued)
Gulf Power Company 1997 Annual Report


================================================================================================================================
                                                                                          1991           1990            1989
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                           $231,220       $217,843        $203,781
Commercial                                                                             130,691        124,066         118,897
Industrial                                                                              92,300         91,041          84,671
Other                                                                                    1,860          1,805           1,586
--------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                           456,071        434,755         408,935
Sales for resale - non-affiliates                                                       69,636         73,855          67,554
Sales for resale - affiliates                                                           29,343         38,563          39,244
--------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                               555,050        547,173         515,733
Other revenues                                                                          10,157         20,652          12,088
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $565,207       $567,825        $527,821
================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                          3,455,100      3,360,838       3,293,750
Commercial                                                                           2,272,690      2,217,568       2,169,497
Industrial                                                                           2,117,408      2,177,872       2,094,670
Other                                                                                   17,118         18,866          17,209
--------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                         7,862,316      7,775,144       7,575,126
Sales for resale - non-affiliates                                                    1,550,018      1,775,703       1,640,355
Sales for resale - affiliates                                                        1,236,223      1,435,558       1,461,036
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                               10,648,557     10,986,405      10,676,517
================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                               6.69           6.48            6.19
Commercial                                                                                5.75           5.59            5.48
Industrial                                                                                4.36           4.18            4.04
Total retail                                                                              5.80           5.59            5.40
Sales for resale                                                                          3.55           3.50            3.44
Total sales                                                                               5.21           4.98            4.83
Average Annual Kilowatt-Hour Use Per Residential Customer                               13,320         13,173          13,173
Average Annual Revenue Per Residential Customer                                        $891.38        $853.86         $815.00
Plant Nameplate Capacity Ratings (year-end) (megawatts)                                  2,174          2,174           2,174
Maximum Peak-Hour Demand - Net of SEPA (megawatts):
Winter                                                                                   1,418          1,310           1,814
Summer                                                                                   1,740          1,778           1,691
Annual Load Factor (percent)                                                              57.0           55.2            52.6
Plant Availability - Fossil-Steam (percent)                                               92.2           89.2            89.1
--------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                      82.0           69.8            78.3
Oil and gas                                                                                0.1            0.5             0.2
Purchased power -
     From non-affiliates                                                                   0.5            0.6             0.4
     From affiliates                                                                      17.4           29.1            21.1
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    100.0          100.0           100.0
================================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                     10,636         10,765          10,621
Cost of fuel per million BTU (cents)                                                    203.60         206.06          193.70
Average cost of fuel per net kilowatt-hour generated (cents)                              2.17           2.22            2.06
================================================================================================================================

                                      II-175B


SELECTED FINANCIAL AND OPERATING DATA  (continued)
Gulf Power Company 1997 Annual Report


===============================================================================================================
                                                                                          1988           1987
--------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                           $184,036       $199,701
Commercial                                                                             107,615        116,057
Industrial                                                                              72,634         80,295
Other                                                                                    1,402          1,357
--------------------------------------------------------------------------------------------------------------
Total retail                                                                           365,687        397,410
Sales for resale - non-affiliates                                                      117,466        134,456
Sales for resale - affiliates                                                           48,277         55,955
--------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                               531,430        587,821
Other revenues                                                                          19,397             39
--------------------------------------------------------------------------------------------------------------
Total                                                                                 $550,827       $587,860
==============================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                          3,154,541      3,055,041
Commercial                                                                           2,088,598      1,986,332
Industrial                                                                           1,968,091      1,839,931
Other                                                                                   16,257         15,241
--------------------------------------------------------------------------------------------------------------
Total retail                                                                         7,227,487      6,896,545
Sales for resale - non-affiliates                                                    1,911,759      2,138,390
Sales for resale - affiliates                                                        2,326,238      2,689,487
--------------------------------------------------------------------------------------------------------------
Total                                                                               11,465,484     11,724,422
==============================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                               5.83           6.54
Commercial                                                                                5.15           5.84
Industrial                                                                                3.69           4.36
Total retail                                                                              5.06           5.76
Sales for resale                                                                          3.91           3.94
Total sales                                                                               4.64           5.01
Average Annual Kilowatt-Hour Use Per Residential Customer                               12,883         12,763
Average Annual Revenue Per Residential Customer                                        $751.60        $834.31
Plant Nameplate Capacity Ratings (year-end) (megawatts)                                  2,174          2,174
Maximum Peak-Hour Demand - Net of SEPA (megawatts):
Winter                                                                                   1,395          1,354
Summer                                                                                   1,613          1,617
Annual Load Factor (percent)                                                              56.5           54.4
Plant Availability - Fossil-Steam (percent)                                               88.2           92.8
--------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                      93.2           93.5
Oil and gas                                                                                0.4            0.4
Purchased power -
     From non-affiliates                                                                   0.4            0.4
     From affiliates                                                                       6.0            5.7
--------------------------------------------------------------------------------------------------------------
Total                                                                                    100.0          100.0
==============================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                     10,461         10,512
Cost of fuel per million BTU (cents)                                                    178.00         197.53
Average cost of fuel per net kilowatt-hour generated (cents)                              1.86           2.08
==============================================================================================================

                                    II-175C



STATEMENTS OF INCOME
Gulf Power Company

==============================================================================================================================
For the Years Ended December 31,                                                      1997              1996             1995
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                       $609,096          $616,603         $600,458
   Revenues from affiliates                                                         16,760            17,762           18,619
------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           625,856           634,365          619,077
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                          180,843           184,500          185,274
     Purchased power from non-affiliates                                            11,938             8,300            8,594
     Purchased power from affiliates                                                24,955            35,076           29,966
     Proceeds from settlement of disputed contracts                                      -                 -                -
     Other                                                                         126,266           115,154          113,397
   Maintenance                                                                      47,988            51,050           51,917
   Depreciation and amortization                                                    57,874            56,645           55,104
   Taxes other than income taxes                                                    51,775            52,027           49,598
   Federal and state income taxes                                                   35,034            37,821           34,065
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           536,673           540,573          527,915
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    89,183            93,792           91,162
Other Income (Expense):
   Allowance for equity funds used during construction                                   3                17               36
   Interest income                                                                   1,203             1,921            2,877
   Other, net                                                                         (995)           (1,695)          (1,261)
   Gain on sale of investment securities                                                 -                 -                -
   Income taxes applicable to other income                                           1,584               248             (121)
------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      90,978            94,283           92,693
------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                       21,699            24,691           23,294
   Allowance for debt funds used during construction                                    (5)              (58)            (187)
   Interest on notes payable                                                           891             2,071            2,931
   Amortization of debt discount, premium, and expense, net                          2,281             2,087            2,014
   Other interest charges                                                            2,081             1,882            1,674
   Distributions on preferred securities of subsidiary trust                         2,804                 -                -
------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                29,751            30,673           29,726
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          61,227            63,610           62,967
Dividends on Preferred Stock                                                         3,617             5,765            5,813
------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                     $ 57,610          $ 57,845         $ 57,154
==============================================================================================================================

                                     II-176


STATEMENTS OF INCOME
Gulf Power Company

==============================================================================================================================
For the Years Ended December 31,                                                      1994              1993             1992
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                       $561,460          $559,976         $546,827
   Revenues from affiliates                                                         17,353            23,166           24,075
------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           578,813           583,142          570,902
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                          161,168           170,485          182,754
     Purchased power from non-affiliates                                             6,761             4,386            1,394
     Purchased power from affiliates                                                25,819            32,273           26,788
     Proceeds from settlement of disputed contracts                                      -                 -             (920)
     Other                                                                         113,879           109,164           98,230
   Maintenance                                                                      46,700            46,004           41,947
   Depreciation and amortization                                                    56,615            55,309           53,758
   Taxes other than income taxes                                                    41,701            40,204           37,898
   Federal and state income taxes                                                   33,957            32,730           32,078
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           486,600           490,555          473,927
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    92,213            92,587           96,975
Other Income (Expense):
   Allowance for equity funds used during construction                                 450               512               14
   Interest income                                                                   1,429             1,328            2,733
   Other, net                                                                         (780)           (1,238)          (1,487)
   Gain on sale of investment securities                                                 -             3,820                -
   Income taxes applicable to other income                                              95              (921)             187
------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      93,407            96,088           98,422
------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                       27,124            31,344           35,792
   Allowance for debt funds used during construction                                  (656)             (454)             (46)
   Interest on notes payable                                                         1,509               870            1,041
   Amortization of debt discount, premium, and expense, net                          1,834             1,412            1,032
   Other interest charges                                                            2,442             2,877            1,410
   Distributions on preferred securities of subsidiary trust                             -                 -                -
------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                32,253            36,049           39,229
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          61,154            60,039           59,193
Dividends on Preferred Stock                                                         5,925             5,728            5,103
------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                     $ 55,229          $ 54,311         $ 54,090
==============================================================================================================================

                                     II-177A


STATEMENTS OF INCOME
Gulf Power Company

==============================================================================================================================
For the Years Ended December 31,                                                      1991              1990             1989
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                       $535,864          $529,262         $488,577
   Revenues from affiliates                                                         29,343            38,563           39,244
------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           565,207           567,825          527,821
------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                          176,038           156,712          158,858
     Purchased power from non-affiliates                                               896             1,427            1,251
     Purchased power from affiliates                                                32,579            67,729           48,972
     Proceeds from settlement of disputed contracts                                (20,385)                -                -
     Other                                                                          94,411            90,045           82,231
   Maintenance                                                                      45,468            45,491           44,295
   Depreciation and amortization                                                    52,195            50,899           48,760
   Taxes other than income taxes                                                    42,359            39,110           30,718
   Federal and state income taxes                                                   33,893            24,780           23,621
------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           457,454           476,193          438,706
------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                   107,753            91,632           89,115
Other Income (Expense):
   Allowance for equity funds used during construction                                  54                 -             (446)
   Interest income                                                                   2,427             4,508            3,271
   Other, net                                                                       (3,484)           (6,360)          (3,800)
   Gain on sale of investment securities                                                 -                 -                -
   Income taxes applicable to other income                                           1,104             1,303              779
------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                     107,854            91,083           88,919
------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                       41,665            43,215           43,265
   Allowance for debt funds used during construction                                   (95)                1              242
   Interest on notes payable                                                           280               693              180
   Amortization of debt discount, premium, and expense, net                            699               603              613
   Other interest charges                                                            2,272             2,422            1,636
   Distributions on preferred securities of subsidiary trust                             -                 -                -
------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                44,821            46,934           45,936
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          63,033            44,149           42,983
Dividends on Preferred Stock                                                         5,237             5,435            5,622
------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                     $ 57,796          $ 38,714         $ 37,361
==============================================================================================================================

                                    II-177B


STATEMENTS OF INCOME
Gulf Power Company

=============================================================================================================
For the Years Ended December 31,                                                     1988              1987
-------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                       $502,550          $531,905
   Revenues from affiliates                                                         48,277            55,955
-------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           550,827           587,860
-------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                          191,687           227,233
     Purchased power from non-affiliates                                             1,468             1,792
     Purchased power from affiliates                                                27,267            28,326
     Proceeds from settlement of disputed contracts                                      -                 -
     Other                                                                          93,028           100,032
   Maintenance                                                                      41,919            38,748
   Depreciation and amortization                                                    47,530            44,619
   Taxes other than income taxes                                                    27,087            26,246
   Federal and state income taxes                                                   26,239            31,703
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           456,225           498,699
-------------------------------------------------------------------------------------------------------------
Operating Income                                                                    94,602            89,161
Other Income (Expense):
   Allowance for equity funds used during construction                                 457             1,013
   Interest income                                                                   2,858             4,507
   Other, net                                                                       (3,491)           (1,207)
   Gain on sale of investment securities                                                 -                 -
   Income taxes applicable to other income                                           1,001              (642)
-------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      95,427            92,832
-------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                       42,538            43,689
   Allowance for debt funds used during construction                                  (808)           (1,004)
   Interest on notes payable                                                           182                 -
   Amortization of debt discount, premium, and expense, net                            600               555
   Other interest charges                                                            1,456             1,350
   Distributions on preferred securities of subsidiary trust                             -                 -
-------------------------------------------------------------------------------------------------------------
Net interest charges                                                                43,968            44,590
-------------------------------------------------------------------------------------------------------------
Net Income                                                                          51,459            48,242
Dividends on Preferred Stock                                                         5,761             6,025
-------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                     $ 45,698         $  42,217
=============================================================================================================

                                    II-177C


STATEMENTS OF CASH FLOWS
Gulf Power Company

============================================================================================================================
For the Years Ended December 31,                                                 1997               1996               1995
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                  $  61,227          $  63,610          $  62,967
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                             72,860             71,825             75,293
     Deferred income taxes, net                                                (7,047)             2,157                390
     Deferred investment tax credits, net                                           -                  -                  -
     Allowance for equity funds used during construction                            3                (17)               (36)
     Non-cash proceeds from settlement of disputed contracts                        -                  -                  -
     Other, net                                                                 2,402             16,298            (29,974)
     Changes in certain current assets and liabilities --
       Receivables, net                                                        (1,111)               736            (12,210)
       Inventories                                                             10,674             12,957               (618)
       Payables                                                                 1,398             (7,078)            18,258
       Other                                                                   25,141                397            (14,119)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                   165,547            160,885             99,951
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                      (54,289)           (61,386)           (63,113)
Other                                                                             509             (2,786)             4,401
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (53,780)           (64,172)           (58,712)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                        40,000                  -                  -
   Preferred stock                                                                  -                  -                  -
   First mortgage bonds                                                             -             55,000                  -
   Pollution control bonds                                                     40,930             33,275                  -
   Capital contributions from parent company                                        -                  -                 58
   Other long-term debt                                                        20,000             49,148                  -
Retirements:
   Preferred stock                                                            (75,911)                 -             (1,000)
   First mortgage bonds                                                       (25,000)           (50,930)            (1,750)
   Pollution control bonds                                                    (40,930)           (33,275)              (125)
   Other long-term debt                                                       (15,972)           (34,923)           (13,314)
Notes payable, net                                                             22,000            (55,500)            27,000
Payment of preferred stock dividends                                           (5,370)            (5,749)            (5,813)
Payment of common stock dividends                                             (64,600)           (48,300)           (46,400)
Miscellaneous                                                                  (3,014)            (5,332)              (117)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                       (107,867)           (96,586)           (41,461)
----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                            3,900                127               (222)
Cash and Cash Equivalents at Beginning of Year                                    807                680                902
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                    $   4,707          $     807          $     680
============================================================================================================================
( ) Denotes use of cash.


STATEMENTS OF CASH FLOWS
Gulf Power Company
============================================================================================================================
For the Years Ended December 31,                                                 1994               1993               1992
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                  $  61,154          $  60,039          $  59,193
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                             86,098             72,111             68,021
     Deferred income taxes, net                                                (6,986)             5,347              3,322
     Deferred investment tax credits, net                                           -                  -                  -
     Allowance for equity funds used during construction                         (450)              (512)               (14)
     Non-cash proceeds from settlement of disputed contracts                        -                  -               (920)
     Other, net                                                                 4,898               (864)               185
     Changes in certain current assets and liabilities --
       Receivables, net                                                         3,540             12,867            (11,041)
       Inventories                                                            (13,901)             5,574             23,560
       Payables                                                               (10,159)             5,386              1,580
       Other                                                                      610             (9,504)           (13,637)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                   124,804            150,444            130,249
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                      (78,869)           (78,562)           (64,671)
Other                                                                          (3,493)            (5,328)             3,970
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (82,362)           (83,890)           (60,701)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                             -                  -                  -
   Preferred stock                                                                  -             35,000             29,500
   First mortgage bonds                                                             -             75,000             25,000
   Pollution control bonds                                                     42,000             53,425              8,930
   Capital contributions from parent company                                       98                 11                121
   Other long-term debt                                                        32,108             25,000                  -
Retirements:
   Preferred stock                                                             (1,000)           (21,060)           (15,500)
   First mortgage bonds                                                       (48,856)           (88,809)          (117,693)
   Pollution control bonds                                                    (42,100)           (40,650)            (9,205)
   Other long-term debt                                                       (24,240)            (7,736)            (5,783)
Notes payable, net                                                             47,447            (37,947)            44,000
Payment of preferred stock dividends                                           (5,925)            (5,728)            (5,103)
Payment of common stock dividends                                             (44,000)           (41,800)           (39,900)
Miscellaneous                                                                  (2,648)            (6,888)            (8,760)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                        (47,116)           (62,182)           (94,393)
----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                           (4,674)             4,372            (24,845)
Cash and Cash Equivalents at Beginning of Year                                  5,576              1,204             26,049
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                    $     902          $   5,576          $   1,204
============================================================================================================================
( ) Denotes use of cash.


                                                          II-179A

STATEMENTS OF CASH FLOWS
Gulf Power Company

============================================================================================================================
For the Years Ended December 31,                                                 1991               1990               1989
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                  $  63,033          $  44,149          $  42,983
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                             65,584             63,650             59,955
     Deferred income taxes, net                                                (3,392)             1,837              5,319
     Deferred investment tax credits, net                                           -                  -                  -
     Allowance for equity funds used during construction                          (54)                 -                446
     Non-cash proceeds from settlement of disputed contracts                  (19,734)                 -                  -
     Other, net                                                                 3,079              1,544              3,827
     Changes in certain current assets and liabilities --
       Receivables, net                                                        12,421             (2,468)               492
       Inventories                                                             (2,397)           (11,807)            16,306
       Payables                                                                (2,003)            (3,440)             6,142
       Other                                                                    8,012              5,781              4,466
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                   124,549             99,246            139,936
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                      (64,323)           (62,462)           (70,726)
Other                                                                          (8,097)            (1,597)               419
----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (72,420)           (64,059)           (70,307)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                             -                  -                  -
   Preferred stock                                                                  -                  -                  -
   First mortgage bonds                                                        50,000                  -                  -
   Pollution control bonds                                                     21,200                  -                  -
   Capital contributions from parent company                                        -              4,000              7,000
   Other long-term debt                                                             -                  -                  -
Retirements:
   Preferred stock                                                             (2,500)            (1,750)            (1,250)
   First mortgage bonds                                                       (32,807)            (6,455)            (9,344)
   Pollution control bonds                                                    (21,250)               (50)               (50)
   Other long-term debt                                                        (7,981)            (6,083)            (5,611)
Notes payable, net                                                                  -                  -                  -
Payment of preferred stock dividends                                           (5,237)            (5,435)            (5,622)
Payment of common stock dividends                                             (38,000)           (37,000)           (37,200)
Miscellaneous                                                                  (3,715)                 5                 (3)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                        (40,290)           (52,768)           (52,080)
----------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                           11,839            (17,581)            17,549
Cash and Cash Equivalents at Beginning of Year                                 14,210             31,791             14,242
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $   26,049          $  14,210          $  31,791
============================================================================================================================
( ) Denotes use of cash.



                                                          II-179B


STATEMENTS OF CASH FLOWS
Gulf Power Company

=========================================================================================================
For the Years Ended December 31,                                                 1988               1987
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                  $  51,459          $  48,242
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                             56,260             51,672
     Deferred income taxes, net                                                10,138              2,377
     Deferred investment tax credits, net                                           -                868
     Allowance for equity funds used during construction                         (457)            (1,013)
     Non-cash proceeds from settlement of disputed contracts                        -                  -
     Other, net                                                                11,449             12,913
     Changes in certain current assets and liabilities --
       Receivables, net                                                         8,984             (8,849)
       Inventories                                                            (16,160)            23,691
       Payables                                                                (5,340)            10,173
       Other                                                                  (18,432)             6,208
---------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                    97,901            146,282
---------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                      (67,042)           (97,511)
Other                                                                         (62,782)              (692)
---------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                       (129,824)           (98,203)
---------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred securities                                                             -                  -
   Preferred stock                                                                  -                  -
   First mortgage bonds                                                        35,000                  -
   Pollution control bonds                                                      3,677             35,996
   Capital contributions from parent company                                   25,000                  -
   Other long-term debt                                                             -                  -
Retirements:
   Preferred stock                                                             (1,750)            (2,500)
   First mortgage bonds                                                        (9,369)                 -
   Pollution control bonds                                                        (50)           (32,050)
   Other long-term debt                                                        (5,175)            (4,774)
Notes payable, net                                                                  -                  -
Payment of preferred stock dividends                                           (5,761)            (6,025)
Payment of common stock dividends                                             (35,400)           (34,200)
Miscellaneous                                                                    (233)            (1,632)
---------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                          5,939            (45,185)
---------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                          (25,984)             2,894
Cash and Cash Equivalents at Beginning of Year                                 40,226             37,332
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                    $  14,242          $  40,226
=========================================================================================================
( ) Denotes use of cash.


                                                 II-179C

BALANCE SHEET
Gulf Power Company
============================================================================================================================
At December 31,                                                                  1997               1996               1995
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                        $  921,761         $  921,295          $ 905,784
  Transmission                                                                163,018            161,634            156,786
  Distribution                                                                547,403            530,467            512,184
  General                                                                     130,062            121,114            121,060
  Construction work in progress                                                31,030             23,465             26,301
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                     1,793,274          1,757,975          1,722,115
Accumulated provision for depreciation                                        737,767            694,245            658,806
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,055,507          1,063,730          1,063,309
Less property-related accumulated deferred income taxes                             -                  -                  -
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,055,507          1,063,730          1,063,309
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                         -                  -                  -
  Miscellaneous                                                                   622                652                740
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                         622                652                740
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                     4,707                807                680
  Investment securities                                                             -                  -                  -
  Receivables, net                                                             72,968             71,857             72,593
  Fossil fuel stock, at average cost                                           19,296             28,352             37,875
  Materials and supplies, at average cost                                      28,634             30,252             33,686
  Current portion of deferred coal contract costs                               4,456             16,389             12,767
  Regulatory clauses under recovery                                             1,675              4,144              3,432
  Prepayments                                                                   2,171              1,268             12,232
  Vacation pay deferred                                                         4,057              4,055              4,419
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     137,964            157,124            177,684
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                     26,586             28,313             29,093
  Debt expense, being amortized                                                 2,447              2,922              3,444
  Premium on reacquired debt, being amortized                                  20,494             20,386             17,015
  Deferred coal contract costs                                                      -             13,126             33,768
  Miscellaneous                                                                21,992             22,113             16,806
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                      71,519             86,860            100,126
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                               $1,265,612         $1,308,366         $1,341,859
============================================================================================================================

BALANCE SHEETS
Gulf Power Company
============================================================================================================================
At December 31,                                                                  1994               1993               1992
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                        $  896,236         $  863,223         $  841,489
  Transmission                                                                155,967            154,304            148,824
  Distribution                                                                487,986            464,182            443,352
  General                                                                     116,178            129,995            127,826
  Construction work in progress                                                24,288             34,591             29,564
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                     1,680,655          1,646,295          1,591,055
Accumulated provision for depreciation                                        622,911            610,542            578,851
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,057,744          1,035,753          1,012,204
Less property-related accumulated deferred income taxes                             -                  -            200,904
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,057,744          1,035,753            811,300
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                         -                  -                  -
  Miscellaneous                                                                 7,997             13,242              7,074
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                       7,997             13,242              7,074
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                       902              5,576              1,204
  Investment securities                                                             -                  -             22,322
  Receivables, net                                                             60,384             63,924             60,047
  Fossil fuel stock, at average cost                                           35,686             20,652             29,492
  Materials and supplies, at average cost                                      35,257             36,390             33,124
  Current portion of deferred coal contract costs                               2,521             12,535              3,071
  Regulatory clauses under recovery                                             5,002              3,244              1,680
  Prepayments                                                                   4,354              2,160              1,395
  Vacation pay deferred                                                         4,172              4,022              3,779
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     148,278            148,503            156,114
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                     30,433             31,334                  -
  Debt expense, being amortized                                                 3,625              3,693              3,253
  Premium on reacquired debt, being amortized                                  18,494             17,554             15,319
  Deferred coal contract costs                                                 38,169             52,884             63,723
  Miscellaneous                                                                10,802              4,846              5,916
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     101,523            110,311             88,211
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                               $1,315,542         $1,307,809         $1,062,699
============================================================================================================================


                                    II-181A

BALANCE SHEETS
Gulf Power Company
============================================================================================================================
At December 31,                                                                  1991               1990               1989
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                        $  837,712         $  817,490         $  807,546
  Transmission                                                                143,275            136,813            133,926
  Distribution                                                                419,228            400,016            375,521
  General                                                                     125,330            123,059            119,779
  Construction work in progress                                                13,684             16,868             10,166
----------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                     1,539,229          1,494,246          1,446,938
Accumulated provision for depreciation                                        535,408            501,739            464,944
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                   1,003,821            992,507            981,994
Less property-related accumulated deferred income taxes                       197,138            192,749            186,084
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     806,683            799,758            795,910
----------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                    19,938                  -                  -
  Miscellaneous                                                                 6,410              5,439              6,933
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                      26,348              5,439              6,933
----------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                    26,049             14,210             31,791
  Investment securities                                                             -                  -                  -
  Receivables, net                                                             49,006             61,427             58,959
  Fossil fuel stock, at average cost                                           52,106             50,469             37,526
  Materials and supplies, at average cost                                      34,070             33,310             34,446
  Current portion of deferred coal contract costs                               4,626              6,212              5,534
  Regulatory clauses under recovery                                                 -              7,008              4,503
  Prepayments                                                                   1,410              2,168              2,490
  Vacation pay deferred                                                         3,776              3,631              3,425
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     171,043            178,435            178,674
----------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                          -                  -                  -
  Debt expense, being amortized                                                 3,232              2,954              3,117
  Premium on reacquired debt, being amortized                                   8,855              6,256              6,574
  Deferred coal contract costs                                                 74,502             87,102             97,833
  Miscellaneous                                                                 5,073              4,635              4,389
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                      91,662            100,947            111,913
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                               $1,095,736         $1,084,579         $1,093,430
============================================================================================================================

                                    II-181B


BALANCE SHEETS
Gulf Power Company

=========================================================================================================
At December 31,                                                                  1988               1987
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                        $  796,052         $  801,600
  Transmission                                                                113,177            106,352
  Distribution                                                                343,421            325,037
  General                                                                     115,273            102,664
  Construction work in progress                                                29,572             10,113
---------------------------------------------------------------------------------------------------------
    Total utility plant                                                     1,397,495          1,345,766
Accumulated provision for depreciation                                        425,520            388,248
---------------------------------------------------------------------------------------------------------
    Total                                                                     971,975            957,518
Less property-related accumulated deferred income taxes                       178,657            166,707
---------------------------------------------------------------------------------------------------------
    Total                                                                     793,318            790,811
---------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                         -                  -
  Miscellaneous                                                                 6,756              2,932
---------------------------------------------------------------------------------------------------------
    Total                                                                       6,756              2,932
---------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                    14,242             40,226
  Investment securities                                                             -                  -
  Receivables, net                                                             59,451             68,435
  Fossil fuel stock, at average cost                                           55,286             43,290
  Materials and supplies, at average cost                                      32,992             28,828
  Current portion of deferred coal contract costs                               6,194              2,642
  Regulatory clauses under recovery                                             1,218                  -
  Prepayments                                                                   3,577                677
  Vacation pay deferred                                                         3,340              3,200
---------------------------------------------------------------------------------------------------------
    Total                                                                     176,300            187,298
---------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                          -                  -
  Debt expense, being amortized                                                 3,281              3,203
  Premium on reacquired debt, being amortized                                   6,892              7,210
  Deferred coal contract costs                                                106,263             55,889
  Miscellaneous                                                                 4,415              3,839
---------------------------------------------------------------------------------------------------------
    Total                                                                     120,851             70,141
---------------------------------------------------------------------------------------------------------
Total Assets                                                               $1,097,225         $1,051,182
=========================================================================================================

                                    II-181C


BALANCE SHEETS
Gulf Power Company

============================================================================================================================
At December 31,                                                                  1997               1996               1995
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                             $   38,060         $   38,060         $   38,060
  Paid-in capital                                                             218,438            218,438            218,438
  Premium on preferred stock                                                       12                 81                 81
  Earnings retained in the business                                           172,208            179,179            179,663
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                       428,718            435,758            436,242
  Preferred stock                                                              13,691             65,102             89,602
  Preferred stock subject to mandatory redemption                                   -                  -                  -
  Company obligated mandatorily redeemable preferred securities                40,000                  -                  -
  Long-term debt                                                              296,993            331,880            323,376
----------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                             779,402            832,740            849,220
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                       47,000             25,000             80,500
  Preferred stock due within one year                                               -             24,500                  -
  Long-term debt due within one year                                           53,327             40,972             31,548
  Accounts payable                                                             34,539             32,770             41,643
  Customer deposits                                                            13,778             13,464             13,195
  Taxes accrued                                                                 8,258              8,342              9,547
  Interest accrued                                                              7,227              7,629              5,719
  Regulatory clauses over recovery                                              5,062              5,884              2,800
  Vacation pay accrued                                                          4,057              4,055              4,419
  Miscellaneous                                                                18,949             17,121              7,356
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     192,197            179,737            196,727
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                           166,302            163,857            162,345
  Deferred credits related to income taxes                                     56,935             64,354             67,481
  Accumulated deferred investment tax credits                                  31,552             33,760             36,052
  Miscellaneous                                                                39,224             33,918             30,034
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     294,013            295,889            295,912
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                       $1,265,612         $1,308,366         $1,341,859
============================================================================================================================


BALANCE SHEETS
Gulf Power Company

============================================================================================================================
At December 31,                                                                  1994               1993               1992
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                             $   38,060         $   38,060         $   38,060
  Paid-in capital                                                             218,380            218,282            218,271
  Premium on preferred stock                                                       81                 81                 88
  Earnings retained in the business                                           168,951            157,773            146,771
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                       425,472            414,196            403,190
  Preferred stock                                                              89,602             89,602             74,662
  Preferred stock subject to mandatory redemption                                   -              1,000              2,000
  Company obligated mandatorily redeemable preferred securities                     -                  -                  -
  Long-term debt                                                              356,393            369,259            382,047
----------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                             871,467            874,057            861,899
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                       53,500              6,053             44,000
  Preferred stock due within one year                                           1,000              1,000              1,000
  Long-term debt due within one year                                           13,439             41,552             13,820
  Accounts payable                                                             23,656             38,699             33,461
  Customer deposits                                                            13,609             15,082             15,532
  Taxes accrued                                                                13,465             13,015             11,419
  Interest accrued                                                              6,106              5,420              6,370
  Regulatory clauses over recovery                                              3,960                840                  -
  Vacation pay accrued                                                          4,172              4,022              3,779
  Miscellaneous                                                                 7,828              8,527              3,950
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     140,735            134,210            133,331
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                           151,681            151,743                  -
  Deferred credits related to income taxes                                     71,964             76,876                  -
  Accumulated deferred investment tax credits                                  38,391             40,770             43,117
  Miscellaneous                                                                41,304             30,153             24,352
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     303,340            299,542             67,469
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                       $1,315,542         $1,307,809         $1,062,699
============================================================================================================================

                                    II-183A


BALANCE SHEETS
Gulf Power Company

============================================================================================================================
At December 31,                                                                  1991               1990               1989
----------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                             $   38,060         $   38,060         $   38,060
  Paid-in capital                                                             218,150            218,150            214,150
  Premium on preferred stock                                                      399                399                399
  Earnings retained in the business                                           134,372            114,576            112,862
----------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                       390,981            371,185            365,471
  Preferred stock                                                              55,162             55,162             55,162
  Preferred stock subject to mandatory redemption                               7,500              9,250             11,000
  Company obligated mandatorily redeemable preferred securities                     -                  -                  -
  Long-term debt                                                              434,648            475,284            484,608
----------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                             888,291            910,881            916,241
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                            -                  -                  -
  Preferred stock due within one year                                           1,000              1,750              1,750
  Long-term debt due within one year                                           59,111              9,452             12,588
  Accounts payable                                                             25,315             27,447             34,764
  Customer deposits                                                            15,513             15,551             15,752
  Taxes accrued                                                                19,274             19,610             12,388
  Interest accrued                                                              9,720             10,820             10,105
  Regulatory clauses over recovery                                              1,114                  -                  -
  Vacation pay accrued                                                          3,776              3,631              3,425
  Miscellaneous                                                                 3,545             12,177              7,759
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                     138,368            100,438             98,531
----------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                             1,775              6,736             13,381
  Deferred credits related to income taxes                                          -                  -                  -
  Accumulated deferred investment tax credits                                  45,446             47,776             50,109
  Miscellaneous                                                                21,856             18,748             15,168
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                      69,077             73,260             78,658
----------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                       $1,095,736         $1,084,579         $1,093,430
============================================================================================================================

                                    II-183B


BALANCE SHEETS
Gulf Power Company

=========================================================================================================
At December 31,                                                                 1988               1987
---------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                             $   38,060         $   38,060
  Paid-in capital                                                             207,150            182,150
  Premium on preferred stock                                                      399                399
  Earnings retained in the business                                           112,701            102,403
---------------------------------------------------------------------------------------------------------
    Total common equity                                                       358,310            323,012
  Preferred stock                                                              55,162             55,162
  Preferred stock subject to mandatory redemption                              12,750             14,000
  Company obligated mandatorily redeemable preferred securities                     -                  -
  Long-term debt                                                              497,069            474,640
---------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                             923,291            866,814
---------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                            -                  -
  Preferred stock due within one year                                           1,250              1,750
  Long-term debt due within one year                                           15,005             13,225
  Accounts payable                                                             29,595             34,500
  Customer deposits                                                            15,316             15,565
  Taxes accrued                                                                10,683              7,850
  Interest accrued                                                             10,247              9,584
  Regulatory clauses over recovery                                                  -              9,330
  Vacation pay accrued                                                          3,340              3,200
  Miscellaneous                                                                 2,748              2,144
---------------------------------------------------------------------------------------------------------
    Total                                                                      88,184             97,148
---------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                            17,678             22,992
  Deferred credits related to income taxes                                          -                  -
  Accumulated deferred investment tax credits                                  52,451             54,597
  Miscellaneous                                                                15,621              9,631
---------------------------------------------------------------------------------------------------------
    Total                                                                      85,750             87,220
---------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                       $1,097,225         $1,051,182
=========================================================================================================

                                     II-183C



                               GULF POWER COMPANY
                   OUTSTANDING SECURITIES AT DECEMBER 31, 1997

                              First Mortgage Bonds
                        Amount               Interest                Amount
  Series                Issued                 Rate                Outstanding           Maturity
--------------------------------------------------------------------------------------------------
                     (Thousands)                                     (Thousands)
   1993              $ 15,000                 5.55%                 $ 15,000              4/1/98
   1993                30,000                 5%                      30,000              7/1/98
   1993                30,000                 6-1/8%                  30,000              7/1/03
   1996                30,000                 6-7/8%                  30,000              1/1/26
   1996                25,000                 6-1/2%                  25,000             11/1/06
                     --------                                       --------
                     $130,000                                       $130,000
                     ========                                       ========

                             Pollution Control Bonds
                        Amount               Interest                Amount
  Series               Issued                  Rate                Outstanding          Maturity
--------------------------------------------------------------------------------------------------
                     (Thousands)                                    (Thousands)
   1996              $ 12,075                 5.25%                 $ 12,075              4/1/06
   1997                40,930               Variable                  40,930              7/1/22
   1993                13,000                 6.20%                   13,000              4/1/23
   1993                32,550                 5.80%                   32,550              6/1/23
   1993                 7,875                 5.70%                    7,875             11/1/23
   1994                22,000                 6.30%                   22,000              9/1/24
   1994                20,000               Variable                  20,000              9/1/24
   1996                21,200                 5-1/2%                  21,200              2/1/26
                     --------                                       --------
                     $169,630                                       $169,630
                     ========                                       ========

                  Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Company Junior Subordinated Notes

             Preferred Securities            Interest                Amount
  Series         Outstanding                   Rate                Outstanding
--------------------------------------------------------------------------------------------------
                                                                    (Thousands)
  1997             1,600,000                 7.625%                   40,000

                                 Preferred Stock
                    Shares                  Dividend                  Amount
  Series         Outstanding                 Rate                   Outstanding
--------------------------------------------------------------------------------------------------
                                                                   (Thousands)
  1950                12,553                 4.64%                  $  1,255
  1960                13,574                 5.16%                     1,357
  1966                16,284                 5.44%                     1,629
  1993               346,429                 6.72%                     8,661
  1993                31,560               Adjustable                    789
                     -------                                        --------
                     420,400                                        $ 13,691
                     =======                                        ========





                               GULF POWER COMPANY

                          SECURITIES RETIRED DURING 1997

                               First Mortgage Bonds
                                     Principal                           Interest
      Series                          Amount                               Rate
---------------------------------------------------------------------------------------
                                    (Thousands)
       1992                            $25,000                             5-7/8%


                              Pollution Control Bonds
                                     Principal                           Interest
      Series                          Amount                               Rate
---------------------------------------------------------------------------------------
                                    (Thousands)
       1987                            $32,000                             8-1/4%
       1992                              8,930                             6-3/4%
                                       -------
                                       $40,930
                                       =======




                                    Preferred Stock
                                       Principal                           Dividend
      Series                             Amount                               Rate
---------------------------------------------------------------------------------------
                                      (Thousands)
       1950                            $ 3,847                              4.64%
       1960                              3,643                              5.16%
       1966                              3,371                              5.44%
       1969                              5,000                              7.52%
       1972                              5,000                              7.88%
       1992                             14,500                              7%
       1992                             15,000                              7.30%
       1993                             11,339                              6.72%
       1993                             14,211                           Adjustable
                                       -------
                                       $75,911
                                       =======


                           MISSISSIPPI POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Mississippi Power Company 1997 Annual Report

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

February 11, 1998

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Mississippi Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Mississippi Power Company (a Mississippi corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1997 and 1996, and the related statements of income, retained earnings, paid-in capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements (pages II-196 through II-211) referred to above present fairly, in all material respects, the financial position of Mississippi Power Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





/s/  Arthur Andersen LLP
Atlanta, Georgia
February 11, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
 CONDITION
Mississippi Power Company 1997 Annual Report
RESULTS OF OPERATIONS

Earnings

Mississippi Power Company's net income after dividends on preferred stock for 1997 was $54.0 million, reflecting a 2.4 percent or $1.3 million increase above 1996. The increased earnings is due to lower operating expenses.

    In 1996, earnings were $52.7 million, up $0.2 million from the prior year. Earnings reflected a modest increase in energy sales, an annual retail rate decrease of $3.0 million under the Environmental Compliance Overview Plan (ECO
Plan) and an annual retail increase of $4.5 million under the Performance Evaluation Plan (PEP) which became effective in October 1996.

Revenues

The following table summarizes the factors impacting operating revenues for the past three years:

                                      Increase (Decrease)
                                        from Prior Year
                              -------------------------------------
                                  1997       1996         1995
                              -------------------------------------
                                       (in thousands)
    Retail --
       Change in base
        rates (PEP and
        ECO Plan)            $ 3,177       $   (402)     $  2,694
       Sales growth              109         11,187         4,045
       Weather                (1,118)        (5,585)        4,513
       Fuel cost
        recovery
        and other                948         (1,255)        3,806
    ---------------------------------------------------------------
    Total retail               3,116          3,945        15,058
    ---------------------------------------------------------------
    Sales for resale --
       Non-affiliates          5,464          7,776         3,698
       Affiliates            (11,606)        14,139        (1,847)
    ---------------------------------------------------------------
    Total sales for
       resale                 (6,142)        21,915         1,851
    Other operating
       revenues                2,585          1,616           482
    ---------------------------------------------------------------
    Total operating
       revenues             $   (441)       $27,476       $17,391
    ===============================================================
    Percent change              (0.1)%          5.3%         3.5%
    ---------------------------------------------------------------

Retail revenues in 1997 were $417 million, up 0.8 percent from the corresponding amount in 1996. The increase in retail revenues was primarily caused by the October 1996 PEP retail rate increase, as mentioned above, and the January 1997 ECO Plan retail rate increase of $0.9 million. Retail revenues for 1996 when compared to 1995 reflected a 1.0 percent increase due to modest growth in energy sales to industrial, commercial and residential customers, as well as changes in retail revenues due to the ECO Plan and PEP. Changes in base rates reflect any rate changes made under the PEP and ECO Plan.

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

    Included in sales for resale to non-affiliates are revenues from rural electric cooperative associations and municipalities located in southeastern Mississippi. Energy sales to these customers increased 3.6 percent in 1997 and
6.4 percent in 1996, with the related revenues rising 1.6 percent and 7.1 percent, respectively. The customer demand experienced by these utilities is determined by factors very similar to Mississippi Power's.

    Sales for resale to non-territorial utilities are primarily under long-term contracts consisting of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. Under these long-term contracts, the capacity and energy components were:

                          1997         1996           1995
                        -------------------------------------
                                    (in thousands)
   Capacity            $       8     $     -        $   268
   Energy                  1,896       3,761          3,627
   ----------------------------------------------------------
   Total                  $1,904      $3,761         $3,895
   ==========================================================

    Capacity revenues for Mississippi Power varied due to changes in the contracts and in the allocation of transmission capacity revenues throughout the Southern electric system. Most of the Company's capacity revenues are derived from transmission charges.

Mississippi Power Company 1997 Annual Report


    Sales to affiliated companies within the Southern electric system will vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have no material impact on earnings.

    Below is a breakdown of kilowatt-hour sales for 1997 and the percent change for the last three years:

                          Amount           Percent Change
    (millions of       -----------   ------------------------------
    kilowatt-hours)      1997         1997        1996      1995
                       ----------    ------------------------------
   Residential           2,039         (2.0)%       1.9%     6.2%
   Commercial            2,408          4.0         3.3      6.7
   Industrial            3,982          0.6         3.8     (0.9)
   Other                    40          2.6         1.9      1.1
                       ----------
   Total retail          8,469          0.9         3.2      2.9
   Sales for
      resale --
       Non-affiliates    2,895          6.2         9.4     (2.4)
       Affiliates          479        (31.0)      184.7     39.7
                       ----------
   Total                11,843          0.2         8.7      2.2
   ================================================================

    Total retail energy sales for 1997 compared to 1996 and for 1996 compared to 1995 increased primarily due to growth in the number of customers served by the Company.

    The Company anticipates continued growth in energy sales as the economy improves within its service area. The casino industry and ancillary services, such as lodging, food, transportation, etc., are some of the factors which may influence the economy of the Company's service area. Also, energy demand is expected to grow as a result of a larger and more fully employed population.

Expenses

Total operating expenses for 1997 were $466 million, reflecting a decrease of $1.3 million or 0.3 percent when compared to the corresponding amount in 1996. The decrease was due primarily to lower administrative and general expenses. In 1996, total operating expenses increased by 6.6 percent when compared to the prior year due to higher fuel expenses, higher maintenance and higher depreciation and amortization.

      Fuel costs are the single largest expense for the Company. Fuel expenses for 1997 when compared to 1996 increased by 0.4 percent due to a 1.1 percent increase in generation. The increase in generation was due to the higher demand for energy in the retail sector. In 1997, expenses related to purchased power from non-affiliates decreased 19.1 percent and expenses related to purchased power from affiliates increased 13.7 percent due to the increased availability of energy within the Southern electric system.

      A comparison of 1996 to 1995 fuel costs reflects an increase that was due to a 21.7 percent increase in generation. This increased generation was due to higher demand for energy across the Southern electric system. Further, the higher demand for energy resulted in higher purchased power costs from non-affiliates and lower purchased power from affiliates of the Southern electric system.

    Purchased power consists mainly of energy purchases from affiliates in the Southern electric system. Purchased power transactions (both sales and purchases) among Mississippi Power and its affiliates will vary from period to period depending on demand and the availability and variable production cost at each generating unit in the Southern electric system.

Mississippi Power Company 1997 Annual Report


      The amount and sources of energy supply, the average cost of fuel per net kilowatt-hour generated, and the total average cost of energy supply (including purchased power) were as follows:

                                   1997     1996      1995
                                ------------------------------
Total generation
   (millions of
   kilowatt-hours)               10,289     10,180    8,368
Sources of energy
   supply (percent) --
     Coal                            70         70       58
     Gas                             13         12       15
     Oil                              *          *        *
     Purchased Power                 17         18       27
Average cost of fuel per
   net kilowatt-hour
   generated (cents) --
     Coal                          1.44       1.43     1.58
     Gas                           3.54       4.24     2.32
     Oil                              -       5.71     6.21
Total average cost
   of energy supply                1.57       1.56     1.53
--------------------------------------------------------------
* Not meaningful because of minimal generation from the fuel source.

    Other operation expense in 1997 decreased 3.5 percent from the amount recorded in 1996. The decrease was due to lower administrative and general expenses.

    Maintenance expenses in 1996 when compared to 1995 increased due to the timing of maintenance performed at Plants Daniel and Watson, as well as other projects.

    In 1996, as compared to 1995, depreciation and amortization increased primarily due to additional plant investment, higher depreciation rates beginning in 1996, and increased amortization of regulatory assets.

    Comparisons of taxes other than income taxes for 1997 to 1996 and for 1996 to 1995 show increases of 1.1 percent and 2.6 percent, respectively, due to higher municipal franchise taxes resulting from higher retail revenues.

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

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from regulatory matters to energy sales growth to a less regulated more competitive environment. Expenses are subject to constant review and cost control programs. See Note 2 to the financial statements under "Workforce Reduction Programs" for information regarding the Company's workforce reduction plan of 1997.

    The Company currently operates as a vertically integrated company providing electricity to customers within its traditional service area located in southeastern Mississippi. Prices for electricity provided by the Company to retail customers are set by the MPSC under cost-based regulatory principles.

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

Mississippi Power Company 1997 Annual Report

    The Federal Energy Regulatory Commission (FERC) regulates the Company's wholesale rate schedules, power sales contracts and transmission facilities. The FERC is currently reviewing the rate of return on common equity included in these schedules and contracts and may require such returns to be lowered, possibly retroactively.

    Further discussion of PEP, the ECO Plan, and proceedings before the FERC is found in Note 3 to the financial statements herein.

    Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in Mississippi Power's service area.

    The electric utility industry in the United States is currently undergoing a period of dramatic change as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Energy Act allows Independent Power Producers (IPPs) to access a utility's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for a utility's large industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers. The Company is aggressively working to maintain and expand its share of wholesale sales in the Southeastern power markets.

    Although the Energy Act does not permit retail transmission access, it has been a catalyst for some emerging restructuring and consolidation within the utility industry. There are federal and various state initiatives in various stages which would promote wholesale and retail competition. Certain of these initiatives would result in some form of separation of generation, transmission and distribution facilities. As these changes take place the structure of the utility industry could change. Restructuring initiatives are being discussed in Mississippi; none have been enacted to date. Enactment would have to encompass the resolution of numerous complex legislative, jurisdictional, financial and operational issues.

     Mississippi Power is subject to the provisions of Financial
Accounting Standards Board Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information. The inability of Mississippi Power to recover its investment, including regulatory assets, could have a material adverse effect on the financial condition of the Company.

    The Company is attempting to minimize or reduce its cost exposure. Continuing to be a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, unless Mississippi Power remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings.

    The Company is heavily dependent upon complex computer systems for all phases of its operations. The year 2000 issue--common to most corporations--concerns the inability of certain software and databases to properly recognize date sensitive information related to the year 2000 and thereafter. This problem could result in a material disruption to the company's operations, if not corrected. Mississippi Power has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. In 1997, resources were committed and implementation began to modify the affected information systems. Total costs related to the project are estimated to be approximately $4.8 million, of which $0.5 million was spent in 1997. Most all remaining costs will be expensed in 1998. Implementation is currently on schedule. Although, the degree of success of this project cannot be determined at this time, management believes that there will be no significant effect on the Company's operations.

Mississippi Power Company 1997 Annual Report


Exposure to Market Risk

Due to cost-based rate regulation, the Company has limited exposure to market volatility in interest rates and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 1997, exposure from these activities was not material to the Company's financial position, results of operations, or cash flows.

New Accounting Standards

The FASB has issued Statement No. 130, Reporting Comprehensive Income, which will be effective in 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income). Comprehensive income is the total of net income and all other non-owner changes in equity. The Company will adopt the new rules in 1998.

    The FASB has issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. Southern Company adopted the new rules effective December 31, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. Mississippi Power adopted the new rules in 1997, and they did not have any significant impact on the Company's financial reporting. However, this conclusion may change as industry restructuring and competitive factors influence the Company's operations.

FINANCIAL CONDITION

Overview

The principal change in Mississippi Power's financial condition during 1997 was gross property additions to utility plant of $55 million. Funding for gross property additions and other capital requirements has been provided from operating activities, principally earnings and the non-cash charges to income of depreciation and amortization, and the issuance of preferred securities. The Statements of Cash Flows provide additional details.

Financing Activity

Retirements, including maturities during 1997, primarily related to preferred stock, totaled some $42 million. In February 1997, Mississippi Power Capital Trust I (Trust I), of which the Company owns all the common securities, issued $35 million of 7.75 percent mandatorily redeemable preferred securities. Substantially all of the assets of Trust I are $36 million aggregate principal amount of the Company's 7.75 percent junior subordinated notes due February 15, 2037. (See the Statements of Cash Flows for further details.) Composite financing rates for the years 1995 through 1997 as of year-end were as follows:

                                   1997      1996       1995
                                 -----------------------------
   Composite interest rate on
       long-term debt              6.16%     6.03%    6.63%

   Composite preferred stock
       dividend rate               6.33%     6.58%    6.58%

   Composite interest rate on
       preferred securities        7.75%     -        -
   -----------------------------------------------------------

    The decrease in the composite dividend rate on preferred stock in 1997 is primarily the result of retirements.

Capital Structure

At year-end 1997, the Company's ratio of common equity to total capitalization, excluding long-term debt due within one year, was 52.0 percent, compared to 48.9 percent in 1996. The increase in equity ratio in 1997 is attributed to the reclassification of $35 million of long-term debt to a current liability.

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $450 million ($67 million in 1998, $92 million in 1999, and $291 million in 2000). The major emphasis within the construction program will be on the upgrade of existing facilities and the addition of combined cycle generation. In 1998, Mississippi Power received approval from the MPSC to build up to 1,000 megawatts of natural gas-fired combined cycle generation at Plant Daniel. Construction is expected to begin in 1999.

    Revisions may be necessary because of factors such as changes in business conditions, revised load projections, the availability and cost of capital, and changes in environmental regulations, and alternatives such as leasing.

Mississippi Power Company 1997 Annual Report

Other Capital Requirements

In addition to the funds required for the Company's construction program, approximately $155.1 million will be required by the end of 2000 for present sinking fund requirements and maturities of long-term debt. Mississippi Power plans to continue, when economically feasible, to retire higher cost debt and preferred stock and replace these obligations with lower-cost capital if market conditions permit.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act -- the acid rain compliance provision of the law -- significantly affected Mississippi Power and the other operating companies of Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating plants in the Southern electric system. As a result of Southern Company's compliance strategy, an additional 22 generating units were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

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

    In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision makes the standards significantly more stringent. Also, in October 1997, the EPA issued a proposed regional ozone rule which-- if implemented-- could require substantial further reductions in NOx emissions from fossil-fueled generating facilities. Implementation of the standards and the proposed rule could result in significant additional compliance costs and capital expenditures that cannot be determined at this time.

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

Mississippi Power Company 1997 Annual Report

Clean Water Act; the Comprehensive Environmental Response, Compensation, and Liability Act; the Resource Conservation and Recovery Act; and the Endangered Species Act. Changes to these laws could affect many areas of the Company's operations. The full impact of any such changes cannot be determined at this time.

    Compliance with possible additional legislation related to global climate change, electromagnetic fields, and other environmental and health concerns could significantly affect the Company. The impact of new legislation -- if any -- will depend on the subsequent development and implementation of applicable regulations. In addition, the potential exists for lawsuits alleging damages caused by electromagnetic fields. The likelihood or outcome of such potential lawsuits cannot be determined at this time.

Sources of Capital

At December 31, 1997, the Company had $76.3 million of unused committed credit agreements. The Company had no short-term notes payable outstanding at year end 1997.

    It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulations, will be derived from sources similar to those used in the past. These sources were primarily the issuances of first mortgage bonds and preferred stock, in addition to pollution control revenue bonds issued for the Company's benefit by public authorities. Recently, the Company issued trust preferred securities and plans to issue unsecured debt in 1998. In this regard, Mississippi Power sought and obtained stockholder approval in 1997 to amend its corporate charter eliminating restrictions on the amounts of unsecured indebtedness the Company may incur.

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

Cautionary Statement Regarding Forward-Looking Information

This annual report, including the foregoing Management's Discussion and Analysis, contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies -- including acquisitions or dispositions of assets or internal restructuring -- that may be pursued by the Company; state and federal rate regulation; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; and other factors discussed in the reports (including Form 10-K) filed from time to time by the Company with the SEC.

STATEMENTS OF INCOME
For the Years Ended December 31, 1997, 1996, and 1995
Mississippi Power Company 1997 Annual Report

---------------------------------------------------------------------------------------------------------------------------
                                                                                   1997            1996               1995
---------------------------------------------------------------------------------------------------------------------------
                                                                                               (in thousands)
Operating Revenues (Notes 1 and 3):
Revenues                                                                       $   533,445      $  522,199    $    508,862
Revenues from affiliates                                                            10,143          21,830           7,691
---------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                           543,588         544,029         516,553
---------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation--
   Fuel                                                                            142,059         141,532         111,071
   Purchased power from non-affiliates                                              14,536          17,960           6,019
   Purchased power from affiliates                                                  37,794          33,245          57,777
   Other                                                                           102,365         106,061         107,296
Maintenance                                                                         47,302          47,091          39,627
Depreciation and amortization                                                       45,574          44,906          39,224
Taxes other than income taxes                                                       44,034          43,545          42,443
Federal and state income taxes (Note 8)                                             31,968          32,618          34,486
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           465,632         466,958         437,943
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                    77,956          77,071          78,610
Other Income (Expense):
Interest income                                                                        857             239             199
Other, net                                                                           2,368           4,145           4,962
Income taxes applicable to other income                                                588            (932)         (1,006)
---------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                      81,769          80,523          82,765
---------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                          19,856          19,898          21,898
Interest on notes payable                                                               96           1,416           1,141
Amortization of debt discount, premium, and expense, net                             1,577           1,547           1,510
Other interest charges                                                                 574              40             786
Distributions on preferred securities of subsidiary trust                            2,369               -               -
---------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                24,472          22,901          25,335
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                                          57,297          57,622          57,430
Dividends on Preferred Stock                                                         3,287           4,899           4,899
===========================================================================================================================
Net Income After Dividends on Preferred Stock                                  $    54,010       $  52,723    $     52,531
===========================================================================================================================
The accompanying notes are an integral part of these statements.




STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997, 1996,  and 1995
Mississippi Power Company 1997 Annual Report

----------------------------------------------------------------------------------------------------------------------------------
                                                                                           1997            1996            1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (in thousands)
Operating Activities:
Net income                                                                          $    57,297     $    57,622     $    57,430
Adjustments to reconcile net income to net
     cash provided by operating activities--
         Depreciation and amortization                                                   49,661          50,551          51,588
         Deferred income taxes                                                           (1,809)             74            (480)
         Other, net                                                                       3,206           9,443           5,338
         Changes in certain current assets and liabilities--
            Receivables, net                                                             (8,583)          5,118          (8,758)
            Inventories                                                                   3,148           4,973           3,962
            Payables                                                                      8,357           2,077          17,421
            Taxes accrued                                                                 2,515             532               -
            Other                                                                         1,465            (240)            681
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                             115,257         130,150         127,182
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                (55,375)        (61,314)        (67,570)
Other                                                                                      (489)         (2,258)         (1,697)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                  (55,864)        (63,572)        (69,267)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds--
     Capital contribution                                                                     -              27               -
     First mortgage bonds                                                                     -               -          30,000
     Pollution control bonds                                                                  -               -          10,600
     Preferred securities                                                                35,000               -               -
     Other long-term debt                                                                     -          80,000               -
Retirements--
     Preferred stock                                                                    (42,518)              -               -
     First mortgage bonds                                                                     -         (45,447)         (1,625)
     Pollution control bonds                                                                (10)            (10)            (10)
     Other long-term debt                                                                     -         (55,000)        (40,689)
Payment of preferred stock dividends                                                     (3,287)         (4,899)         (4,899)
Payment of common stock dividends                                                       (49,400)        (43,900)        (39,400)
Miscellaneous                                                                            (1,804)         (2,932)           (568)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                  (62,019)        (72,161)        (46,591)
----------------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                                  (2,626)         (5,583)         11,324
Cash and Cash Equivalents at Beginning of Year                                            7,058          12,641           1,317
----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                            $     4,432     $     7,058     $    12,641
==================================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the period for--
     Interest (net of amount capitalized)                                           $    22,297     $    21,467     $    23,308
     Income taxes                                                                        33,450          34,072          36,908
----------------------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.





BALANCE SHEETS
At December 31, 1997 and 1996
Mississippi Power Company 1997 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                             1997                   1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                          (in thousands)

Utility Plant:
Plant in service, at original cost (Notes 1 and 6)                                           $   1,518,402        $   1,483,875
Less accumulated provision for depreciation                                                        559,098              526,776
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   959,304              957,099
Construction work in progress                                                                       41,083               35,100
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            1,000,387              992,199
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                                         650                3,054
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                            4,432                7,058
Receivables--
   Customer accounts receivable                                                                     32,220               26,364
   Regulatory clauses under recovery                                                                 7,619                7,300
   Other accounts and notes receivable                                                               8,666                7,468
   Affiliated companies                                                                              7,398                6,329
   Accumulated provision for uncollectible accounts                                                   (698)                (839)
Fossil fuel stock, at average cost                                                                  10,651               12,168
Materials and supplies, at average cost                                                             19,452               21,083
Current portion of accumulated deferred income taxes                                                 8,379                7,227
Prepayments                                                                                          1,791                4,744
Vacation pay deferred                                                                                5,030                4,806
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              104,940              103,708
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
Debt expense and loss, being amortized                                                              12,234               12,220
Deferred charges related to income taxes (Note 8)                                                   21,906               22,274
Long-term notes receivable                                                                           2,837                3,737
Workforce Reduction Plan                                                                            18,236                    -
Miscellaneous                                                                                        5,639                5,135
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                               60,852               43,366
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                 $   1,166,829        $   1,142,327
================================================================================================================================
The accompanying notes are an integral part of these statements.



BALANCE SHEETS (continued)
At December 31, 1997 and 1996
Mississippi Power Company 1997 Annual Report

--------------------------------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                                                     1997                 1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                               (in thousands)
Capitalization (See accompanying statements):
Common stock equity                                                                          $     387,824        $     383,734
Preferred stock                                                                                     31,896               74,414
Company obligated mandatorily redeemable preferred securities of
  subsidiary trust holding Company Junior Subordinated Notes (Note 9)                               35,000                    -
Long-term debt                                                                                     291,665              326,379
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              746,385              784,527
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Long-term debt due within one year (Note 11)                                                        35,020                   10
Accounts payable--
   Affiliated companies                                                                              8,548                4,136
   Regulatory clauses over recovery                                                                 15,476                8,788
   Other                                                                                            34,065               38,720
Customer deposits                                                                                    3,225                3,154
Taxes accrued--
   Federal and state income                                                                          1,101                    -
   Other                                                                                            33,859               32,445
Interest accrued                                                                                     4,098                4,384
Miscellaneous                                                                                       12,797               13,942
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              148,189              105,579
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 8)                                                         134,645              133,437
Accumulated deferred investment tax credits                                                         27,121               28,333
Deferred credits related to income taxes (Note 8)                                                   38,203               40,568
Postretirement benefits other than pension                                                          25,145               21,850
Accumulated provision for property damage (Note 1)                                                  13,991               12,955
Workforce Reduction Plan                                                                            15,700                    -
Miscellaneous                                                                                       17,450               15,078
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                              272,255              252,221
--------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 2, 3, 4, and 5)
Total Capitalization and Liabilities                                                         $   1,166,829        $   1,142,327
================================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF CAPITALIZATION
At December 31, 1997 and 1996
Mississippi Power Company 1997 Annual Report
---------------------------------------------------------------------------------------------------------------------------
                                                                          1997            1996        1997        1996
---------------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands)        (percent of total)
Common Stock Equity:
Common stock, without par value --
       Authorized -- 1,130,000 shares
       Outstanding -- 1,121,000 shares in
          1997 and 1996                                          $      37,691   $      37,691
Paid-in capital                                                        179,389         179,389
Premium on preferred stock                                                 327             372
Retained earnings  (Note 12)                                           170,417         166,282
---------------------------------------------------------------------------------------------------------------------------
Total common stock equity                                              387,824         383,734          52.0%        48.9%
---------------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock:
$100 par value --
       Authorized -- 1,244,139 shares
       Outstanding --318,955 shares in 1997 and
           744,139 shares in 1996
          4.40%                                                            948           4,000
          4.60%                                                            874           2,010
          4.72%                                                          1,670           5,000
          6.32%                                                         15,000          15,000
          6.65%                                                          8,404           8,404
          7.00%                                                          5,000           5,000
          7.25%                                                              -          35,000
---------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $2,018,000)                       31,896          74,414           4.3         9.5
---------------------------------------------------------------------------------------------------------------------------
Company Obligated Mandatorily
       Redeemable Preferred Securities (Note 9):
       $25 liquidation value -- 7.75%                                   35,000               -
---------------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $2,713,000)                       35,000               -           4.7         -
---------------------------------------------------------------------------------------------------------------------------
Long-Term Debt:
First mortgage bonds --
       Maturity                    Interest Rates
       March 1, 1998               5 3/8%                               35,000          35,000
       August 1, 2000              6 5/8%                               40,000          40,000
       March 1, 2004               6.60%                                35,000          35,000
       June 1, 2023                7.45%                                35,000          35,000
       December 1, 2025            6 7/8%                               30,000          30,000
---------------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                             175,000         175,000
Pollution control obligations (Note 10)                                 73,725          73,735
Other long-term debt (Note 10)                                          80,000          80,000
Unamortized debt premium (discount), net                                (2,040)         (2,346)
---------------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
       requirement--$20,246,000)                                       326,685         326,389
Less amount due within one year (Note 11)                               35,020              10
---------------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year                    291,665         326,379          39.0        41.6
---------------------------------------------------------------------------------------------------------------------------
Total Capitalization                                             $     746,385   $     784,527         100.0%      100.0%
===========================================================================================================================
The accompanying notes are an integral part of these statements.



STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1997, 1996, and 1995
Mississippi Power Company 1997 Annual Report

---------------------------------------------------------------------------------------------------------------------
                                                                             1997              1996             1995
---------------------------------------------------------------------------------------------------------------------
                                                                                          (in thousands)

Balance at Beginning of Period                                      $     166,282     $     157,459    $     144,328
Net income after dividends on preferred stock                              54,010            52,723           52,531
Cash dividends on common stock                                            (49,400)          (43,900)         (39,400)
Preferred stock transactions  and other, net                                 (475)                -                -
=====================================================================================================================
Balance at End of Period (Note 12)                                  $     170,417     $     166,282    $     157,459
=====================================================================================================================


STATEMENTS OF PAID-IN CAPITAL
For the Years Ended December 31, 1997, 1996, and 1995

---------------------------------------------------------------------------------------------------------------------
                                                                             1997              1996             1995
---------------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)

Balance at Beginning of Period                                      $     179,389     $     179,362    $     179,362
Contributions to capital by parent company                                      -                27                -
=====================================================================================================================
Balance at End of Period                                            $     179,389     $     179,389    $     179,362
=====================================================================================================================
The accompanying notes are an integral part of these statements.


                                     II-201


NOTES TO FINANCIAL STATEMENTS
Mississippi Power Company 1997 Annual Report


1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Mississippi Power Company is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, Southern Company Services (SCS), Southern Communications Services (Southern Communications), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), and Southern Energy Solutions, and other direct and indirect subsidiaries. The operating companies (Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, and Savannah Electric and Power Company) provide electric service in four southeastern states. Contracts among the companies--dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission. SCS provides, at cost, specialized services to Southern Company and to the subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Worldwide, Southern Energy develops and manages electricity and other energy related projects, including domestic energy trading and marketing. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Energy Solutions develops new business opportunities related to energy products and services.

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

Regulatory Assets and Liabilities

Mississippi Power is subject to the provisions of Financial Accounting Standards Board (FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets as of December 31 relate to:

                                            1997         1996
                                       -------------------------
                                             (in thousands)
Deferred income taxes                     $21,906      $22,274
Vacation pay                                5,030        4,806
Workforce reduction costs                       -        1,991
Workforce reduction plan of
1997                                       18,236            -
Premium on reacquired debt                  9,508       10,672
Deferred environmental costs                1,583        1,679
Property damage reserve                   (13,991)     (12,955)
Deferred income tax credits               (38,203)     (40,568)
Other, net                                 (2,982)      (2,882)
----------------------------------------------------------------
Total                                   $   1,087     $(14,983)
================================================================

    In the event that a portion of the Company's operations is no longer subject to the provisions of FASB Statement No. 71, the Company would be required to write off the net regulatory assets and liabilities related to that portion of operations that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine any impairment to other assets, including plant, and, write down the assets, if impaired, to their fair value.

Revenues

Mississippi Power accrues revenues for service rendered but unbilled at the end of each fiscal period. The Company's retail and wholesale rates include provisions to adjust billings for fluctuations in fuel, the energy component of purchased power costs and certain other costs. Retail rates also include

Mississippi Power Company 1997 Annual Report

provisions to adjust billings for fluctuations in costs for ad valorem taxes and certain qualifying environmental costs. Revenues are adjusted for differences between actual allowable amounts and the amounts included in rates.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1997, uncollectible accounts continued to average less than 1 percent of revenues.

Depreciation

Depreciation of the original cost of depreciable utility plant in service is provided by using composite straight-line rates which approximated 3.3 percent in 1997 and 1996, and 3.2 percent in 1995. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost -- together with the cost of removal, less salvage -- is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of removal of facilities.

Income Taxes

Mississippi Power uses the liability method of accounting for deferred income taxes and provides deferred income taxes for all significant income tax temporary differences. Investment tax credits utilized are deferred and amortized to income over the average lives of the related property.

Utility Plant

Utility plant is stated at original cost. This cost includes: materials; labor; minor items of property; appropriate administrative and general costs; payroll-related costs such as taxes, pensions, and other benefits; and the estimated cost of funds used during construction. If applicable, the cost of maintenance, repairs, and replacement of minor items of property are charged to maintenance expense except for the maintenance of coal cars and a portion of the railway track maintenance, which are charged to fuel stock. The cost of replacements of property (exclusive of minor items of property) is charged to utility plant.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, temporary cash investments are considered cash equivalents. Temporary cash investments are securities with original maturities of 90 days or less.

Financial Instruments

In accordance with FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments, all financial instruments of the Company for which the carrying amount does not approximate fair value, at December 31 are as follows:
                                    Carrying      Fair
                                    Amount        Value
                                    --------------------
                                         (in millions)
Long-term debt:
    At December 31, 1997              $327          $330
    At December 31, 1996               326           324
Preferred securities:
    At December 31, 1997                35            36
    At December 31, 1996                 -             -
--------------------------------------------------------

    The fair value for long-term debt and preferred securities was based on either closing market price or closing price of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the cost of transmission, distribution and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when used or installed.

Provision for Property Damage

Mississippi Power is self-insured for the cost of storm, fire and other uninsured casualty damage to its property, including transmission and distribution facilities. As permitted by regulatory authorities, the Company provided for such costs by charges to income of $1.5 million in each of the years 1997, 1996 and 1995. The cost of repairing damage resulting from such events that individually exceed $50 thousand is charged to the accumulated provision to the extent it is available. Effective January 1995, regulatory treatment by the MPSC allowed a maximum accumulated provision of $18 million. As of December 31, 1997, the accumulated provision amounted to $14.0 million.

Mississippi Power Company 1997 Annual Report


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

Postretirement Benefits

Mississippi Power also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. The Company funds trusts to the extent deductible under federal income tax regulations or to the extent required by the Company's regulatory commissions. Amounts funded are primarily invested in debt and equity securities.

    FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." The cost of postretirement benefits is reflected in rates on a current basis.


Funded Status and Cost of Benefits

The funded status of the plans and reconciliation to amounts reflected in the Balance Sheets at December 31 are as follows:

                                                 Pension
                                         ------------------------
                                             1997        1996
                                         ------------------------
                                              (in thousands)
   Actuarial present value of
     benefit obligation:
        Vested benefits                  $102,764     $92,091
        Non-vested benefits                 3,120       5,191
   --------------------------------------------------------------
   Accumulated benefit obligation         105,884      97,282
   Additional amounts related to
      projected salary increases           26,247      30,552
   --------------------------------------------------------------
   Projected benefit obligation           132,131     127,834
   Less:
      Fair value of plan assets           207,457     179,658
      Unrecognized net gain               (78,936)    (56,674)
      Unrecognized prior service cost       5,819       6,422
      Unrecognized transition asset        (4,904)     (5,449)
   --------------------------------------------------------------
   Accrued liability recognized
      in the Balance Sheets             $   2,695      $3,877
   ==============================================================


                                       Postretirement Benefits
                                       ------------------------
                                           1997         1996
                                       ------------------------
                                             (in thousands)
   Actuarial present value of
     benefit obligation:
       Retirees and dependents          $19,816      $20,841
       Employees eligible to retire       3,691        2,703
       Other employees                   19,910       17,564
   ------------------------------------------------------------
   Accumulated benefit obligation        43,417       41,108
   Less:
       Fair value of plan assets         12,916       10,210
       Unrecognized net (gain)/ loss     (1,980)       1,136
       Unrecognized transition
        obligation                        5,314        5,911
   ------------------------------------------------------------
   Accrued liability recognized in
       the Balance Sheets               $27,167      $23,851
   ============================================================

Mississippi Power Company 1997 Annual Report



    The weighted average rates assumed in the above actuarial calculations were:

                                1997        1996        1995
                              ---------------------------------
   Discount                      7.5%        7.8%       7.3%
   Annual salary increase        5.0         5.3        4.8
   Long-term return on
     plan assets                 8.5         8.5        8.5
   ------------------------------------------------------------

    An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 8.8 percent for 1997, decreasing gradually to 5.5 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation as of December 31, 1997, by $3.3 million and the aggregate of the service and interest cost components of the net retiree cost by $0.3 million.

    Components of the plans' net cost are shown below:

                                               Pension
                                 --------------------------------
                                   1997         1996       1995
                                 --------------------------------
                                           (in thousands)
   Benefits earned during
      the year                    $4,015     $  3,842    $ 3,636
   Interest cost on
      projected benefit
      obligation                   9,408        9,310      8,434
   Actual (return) loss on
      plan assets                (30,680)     (20,438)   (32,232)
   Net amortization and
      deferral                    16,026        6,442     18,650
   --------------------------------------------------------------
   Net pension income            $(1,231)   $    (844)  $ (1,512)
   ==============================================================

    Of the above net pension income, $(0.9) million in 1997, $(0.6) million in 1996, and $(1.1) million in 1995 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.


                                        Postretirement Benefits
                                     ------------------------------
                                        1997      1996       1995
                                     ------------------------------
                                           (in thousands)
   Benefits earned during the year    $  867   $   958     $1,525
   Interest cost on accumulated
      benefit obligation               2,922     2,830      3,442
   Amortization of transition
      obligation over 20 years           362       362      1,027
   Actual (return) loss on
      plan assets                     (1,388)     (990)    (1,436)
   Net amortization and deferral         566       312        851
   ================================================================
   Net postretirement costs           $3,329    $3,472     $5,409
   ================================================================

    Of the above net postretirement costs recorded, $2.6 million in 1997, $2.8 million in 1996, and $3.9 million in 1995 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

Workforce Reduction Programs

During 1994, Mississippi Power and SCS instituted workforce reduction programs. The costs of the SCS workforce reduction program were apportioned among the various entities that form the Southern electric system, with the Company's portion amounting to $1.4 million. The Company instituted an early retirement incentive program in April 1994 and deferred the related costs of approximately $12.9 million. The Company received authority from the MPSC to defer these costs, as well as its portion of the costs of the SCS program, and to amortize over a period not to exceed 60 months, beginning no later than January 1995. The Company expensed $2.0 million, $5.3 million, and $4.0 million of the cost of these programs in 1997, 1996 and 1995, respectively. In 1997, Mississippi Power expensed its pro-rata share of the costs for affiliated companies' programs of $0.5 million.

    In 1997, approximately one hundred employees of Mississippi Power, in certain areas, including finance, environmental quality and external affairs, accepted the terms under a workforce reduction plan. The total cost to be incurred in connection with this voluntary plan is expected to be $18.2 million. The MPSC approved the deferral and amortization of these program costs over a period not to exceed 60 months beginning no later than July 1998. The unamortized balance of this program was $18.2 million at December 31, 1997.

Mississippi Power Company 1997 Annual Report

3.  LITIGATION AND REGULATORY MATTERS

Retail Rate Adjustment Plans

Mississippi Power's retail base rates are set under a Performance Evaluation Plan (PEP) approved by the MPSC in 1994. PEP was designed with the objective that the plan would reduce the impact of rate changes on the customer and provide incentives for Mississippi Power to keep customer prices low. PEP includes a mechanism for sharing rate adjustments based on the Company's ability to maintain low rates for customers and on the Company's performance as measured by three indicators that emphasize price and service to the customer. PEP provides for semiannual evaluations of Mississippi's performance-based return on investment. Any change in rates is limited to 2 percent of retail revenues per evaluation period. PEP will remain in effect until the MPSC modifies or terminates the plan. In September 1996, the MPSC under PEP approved a retail revenue increase of $4.5 million (1.06 percent of annual retail revenue) which became effective in October 1996. There were no PEP retail revenue changes for 1997.

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

    If the rates of return on common equity recommended by the FERC staff were applied to all of the schedules and contracts involved in both proceedings -- as well as certain other contracts that reference these proceedings in determining return on common equity -- and if refunds were ordered, the amount of refunds could range up to approximately $4.1 million for Mississippi Power at December 31, 1997. Although management believes that rates are not excessive and that refunds are not justified, the final outcome of this matter cannot now be determined.

Environmental Compliance Overview Plan

The MPSC approved Mississippi Power's ECO Plan in 1992. The plan establishes procedures to facilitate the MPSC's overview of the Company's environmental strategy and provides for recovery of costs (including costs of capital) associated with environmental projects approved by the MPSC. Under the ECO Plan any increase in the annual revenue requirement is limited to 2 percent of retail revenues. However, the plan also provides for carryover of any amount over the 2 percent limit into the next year's revenue requirement. The ECO Plan had previously resulted in an annual retail rate increase of $3.7 million, effective in May 1995 which included $1.6 million of 1994 carryover and an annual retail rate increase of $7.6 million, effective in April 1994. The Company's 1996 annual filing under the ECO Plan resulted in a $3.0 million decrease in retail rates, effective in April 1996. In 1997, the Company's filing with the MPSC under the ECO Plan resulted in an annual retail rate increase of $0.9 million. The 1998 ECO filing, if approved by the MPSC, will result in a small decrease in customer prices.

    Mississippi Power conducts studies, when possible, to determine the extent of any required environmental remediation. Should remediation be determined to be probable, reasonable estimates of costs to clean up such sites are developed and recognized in the financial statements. A currently owned site where manufactured gas plant operations were located prior to the Company's ownership is being investigated for potential remediation. The remedial investigation is near completion and is being conducted in conjunction with the Mississippi Department of Environmental Quality. In recognition of probable further study and remediation, the Company in 1995 recorded a liability and a deferred debit (regulatory asset) of $1.8 million, including feasibility study costs. The Company recognizes such costs as they are incurred and recovers them under the

Mississippi Power Company 1997 Annual Report


ECO Plan as provided in the Company's 1995 ECO order. As of December 31, 1997, the balance in the liability and regulatory asset accounts was $1.6 million. If this site were required to be remediated, industry studies show the Company could incur cleanup costs ranging from $1.5 million to $10 million before giving consideration to possible recovery of clean-up costs from other parties.

4.  CONSTRUCTION PROGRAM

Mississippi Power is engaged in continuous construction programs, the costs of which are currently estimated to total $67 million in 1998, $92 million in 1999, and $291 million in 2000.

    The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing costs of labor, equipment and materials; and cost of capital. Significant construction will continue related to transmission and distribution facilities, the upgrading of generating plants, and the addition of combined cycle generation.

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

    At December 31, 1997, Mississippi Power had total committed credit agreements with banks for $96.3 million. At year-end 1997, the unused portion of these committed credit agreements was $76.3 million. These credit agreements expire at various dates in 1998 and in 2000. Some of these agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option. In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments or to maintain compensating balances with the banks. At December 31, 1997, the Company had no short-term borrowings outstanding.

Assets Subject to Lien

Mississippi Power's mortgage indenture dated as of September 1, 1941, as amended and supplemented, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all the Company's fixed property and franchises.

Lease Agreements

In 1984, Mississippi Power and Gulf States Utilities Company (Gulf States) entered into a forty-year transmission facilities agreement whereby Gulf States began paying a use fee to the Company covering all expenses relative to ownership and operation and maintenance of a 500 kV line, including amortization of its original $57 million cost. For the three years ended 1997 use fees collected under this agreement, net of related expenses, amounted to $3.5 million each year, and are included within Other Income in the Statements of Income.

    In 1989, Mississippi Power entered into a twenty-two year lease agreement for the use of 495 aluminum railcars. In 1994, a second lease agreement for the use of 250 additional aluminum railcars was also entered into for twenty-two years. The Company has the option to purchase the 745 railcars at the greater of lease termination value or fair market value, or to renew the leases at the end of the lease term. In 1997, a third lease agreement for the use of 360 railcars was also entered into for three years, with a monthly renewal option for up to an additional nine months. All of these leases, totaling 1,105 railcars, were for the transport of coal at Plant Daniel.

    Gulf Power, as joint owner of Plant Daniel, is responsible for one half of the lease cost. The Company's share (50%) of the leases, charged to fuel inventory, was $2.0 million in 1997, and $1.7 million in both 1996 and 1995. The Company's annual lease payments for 1998 through 2002 will average approximately $2.2 million and after 2002, lease payments total in aggregate approximately $18 million.

Mississippi Power Company 1997 Annual Report

Fuel and Purchased Power Commitments

To supply a portion of the fuel requirements of its generating plants, Mississippi Power has entered into various long-term commitments for the procurement of fuel. In most cases, these contracts contain provisions for price escalations, minimum production levels, and other financial commitments.

Total estimated obligations at December 31, 1997 were as follows:

    Year                                       Fuel
                                           (in millions)
    1998                                       $137
    1999                                         88
---------------------------------------------------
    Total commitments                          $225
===================================================


Additional commitments for fuel will be required in the future to supply the Company's fuel needs.

     In 1996, Mississippi Power entered into agreements to purchase options for summer peaking power for the years 1997 through 2000. The Company has purchased options from power marketers for up to 250 megawatts of peaking power in 1997; 300 megawatts in 1998; 350 megawatts in 1999; and 400 megawatts in 2000. In 1997, Mississippi Power exercised its option to purchase 250 megawatts of peaking capacity. In June 1997, the MPSC approved Mississippi Power's request that it be allowed to earn a return on the capacity portion of this agreement. Mississippi Power expects to exercise its options to purchase 300 megawatts of summer peaking capacity in 1998.

6.  JOINT OWNERSHIP AGREEMENTS

Mississippi Power and Alabama Power own as tenants in common Units 1 and 2 at Greene County Electric Generating Plant (coal) located in Alabama; and Mississippi Power and Gulf Power own as tenants in common Daniel Electric Generating Plant (coal) located in Mississippi. At December 31, 1997, Mississippi Power's percentage ownership and investment in these jointly owned facilities were as follows:

                                            Company's
   Generating         Total      Percent      Gross    Accumulated
      Plant          Capacity   Ownership   Investment Depreciation
                   (Megawatts)                  (in thousands)
   Greene
    County
    Units 1 and  2    500         40%      $ 63,206       $30,168

   Daniel           1,000         50%       220,984        92,484
   ----------------------------------------------------------------

    Mississippi Power's share of plant operating expenses is included in the corresponding operating expenses in the Statements of Income.

7.  LONG-TERM POWER SALES AGREEMENTS

Mississippi Power and the other operating affiliates of Southern Company have long-term contractual agreements for the sale of capacity and energy to certain non-affiliated utilities located outside the system's service area. Because the energy is generally sold at cost under these agreements, profitability is primarily affected by revenues from capacity sales. The capacity revenues have been $8,000 in 1997; $0 in 1996; and $268,000 in 1995.

8.  INCOME TAXES

At December 31, 1997, the tax-related regulatory assets and liabilities were $22 million and $38 million, respectively. These assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. These liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

Mississippi Power Company 1997 Annual Report

    Details of the federal and state income tax provisions are shown below:

                                     1997        1996       1995
                                 ---------------------------------
                                           (in thousands)
   Total provision for
      income taxes
   Federal --
      Currently payable           $27,651     $29,888    $32,546
      Deferred  --current year      8,171      13,816      5,122
                --reversal of
                 prior years       (9,236)    (14,913)    (7,039)
   ---------------------------------------------------------------
                                   26,586      28,791     30,629
   ---------------------------------------------------------------
   State --
      Currently payable             5,537       3,588      3,426
      Deferred  --current year      1,756       4,727      2,270
                --reversal of
                 prior years       (2,499)     (3,556)      (833)
   ---------------------------------------------------------------
                                    4,794       4,759      4,863
   ---------------------------------------------------------------
   Total                           31,380      33,550     35,492
   Less income taxes charged
      to other income                (588)        932      1,006
   ---------------------------------------------------------------
   Federal and state
      income taxes charged
      to operations               $31,968     $32,618    $34,486
   ===============================================================


    The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities are as follows:

                                        1997             1996
                                   -----------------------------
                                           (in thousands)
   Deferred tax liabilities:
      Accelerated depreciation      $149,941         $148,667
      Basis differences               10,037           10,507
      Other                           25,097           19,285
   -------------------------------------------------------------
   Total                             185,075          178,459
   -------------------------------------------------------------
   Deferred tax assets:
      Other property
       basis differences              23,139           24,434
      Pension and
            other benefits             9,803            8,750
      Property insurance               5,351            4,955
      Unbilled fuel                      802            2,808
      Other                           19,714           11,302
   -------------------------------------------------------------
   Total                              58,809           52,249
   -------------------------------------------------------------
   Net deferred tax
      liabilities                    126,266          126,210
   Portion included in
      current assets, net              8,379            7,227
   -------------------------------------------------------------
   Accumulated deferred
      income taxes in the
      Balance Sheets                $134,645         $133,437
   =============================================================

    Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $1.2 million in 1997, $1.4 million in 1996, and $1.5 million in 1995. At December 31, 1997, all investment tax credits available to reduce federal income taxes payable had been utilized.

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                    1997      1996       1995
                                   -----------------------------
   Total effective tax rate          37%       37%        38%
   State income tax, net of
      federal income tax benefit     (3)       (3)        (3)
   Tax rate differential              1         1          -
   -------------------------------------------------------------
   Statutory federal tax rate        35%       35%        35%
   =============================================================

Mississippi Power Company 1997 Annual Report

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

10. OTHER LONG-TERM DEBT

Details of pollution control obligations and other long-term debt are as follows:

                                                 December 31,
                                              1997        1996
                                          ---------------------
                                             (in thousands)
Obligations incurred in
  connection with the sale by
  public authorities of
  tax-exempt pollution control
  revenue bonds:
     5.8$% due 2007                         $   950       $ 960
     Variable rate due 2020                   6,550       6,550
     Variable rate due 2022                  16,750      16,750
     6.20% due 2023                          13,000      13,000
     5.65% due 2023                          25,875      25,875
     Variable due 2025                       10,600      10,600
   ------------------------------------------------------------
                                             73,725      73,735
   ------------------------------------------------------------
   Other long-term debt:
     Variable rates (6.10875% to
       6.18984% at 1/1/98) due 1999         50,000       50,000
   Variable rate due 2000                   30,000       30,000
   ------------------------------------------------------------
                                            80,000       80,000
   ------------------------------------------------------------
      Total                               $153,725     $153,735
   ============================================================

    Pollution control obligations represent installment or lease purchases of pollution control facilities financed by application of funds derived from sales by public authorities of tax-exempt revenue bonds. Mississippi Power has authenticated and delivered to the Trustee a like principal amount of first mortgage bonds as security for obligations under collateralized installment agreements. The principal and interest on the first mortgage bonds will be payable only in the event of default under these agreements. The 5.80% series of pollution control obligations has a cash sinking fund requirement of $20 thousand annually in 1998, 1999, 2000 and 2001.

11. LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the improvement fund requirements and scheduled maturities and redemptions of long-term debt due within one year is as follows:

                                               1997        1996
                                             -------------------
                                                (in thousands)
   Bond improvement
      fund requirements                      $ 1,750      $1,750
   Less:
      Portion to be satisfied by
      certifying property additions            1,750       1,750
   -------------------------------------------------------------
   Redemptions of first mortgage bonds        35,000           -
   Pollution control bond cash
      sinking fund requirements (Note 10)         20          10
   -------------------------------------------------------------
   Total                                     $35,020   $      10
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

12. COMMON STOCK DIVIDEND RESTRICTIONS

Mississippi Power's first mortgage bond indenture and the corporate charter contain various common stock dividend restrictions. At December 31, 1997, approximately $118 million of retained earnings was restricted against the payment of cash dividends on common stock under the most restrictive terms of the mortgage indenture or corporate charter.

Mississippi Power Company 1997 Annual Report


13. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 1997 and 1996 are as follows:

                                                      Net Income
                                                   After Dividends
   Quarter                Operating    Operating          On
   Ended                  Revenues     Income       Preferred Stock
   -------------------------------------------------------------------

   March 1997               $116,903     $17,132        $ 10,645
   June 1997                 128,915      19,340          12,618
   September 1997            171,874      30,441          25,163
   December 1997             125,896      11,043           5,584

   March 1996               $126,954     $18,074        $ 11,695
   June 1996                 136,749      17,691          11,400
   September 1996            156,603      27,670          21,784
   December 1996             123,723      13,636           7,844

    Mississippi Power's business is influenced by seasonal weather conditions and the timing of rate changes.

SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1997 Annual Report


-------------------------------------------------------------------------------------------------------------------------
                                                                                    1997            1996            1995
-------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                                               $543,588        $544,029        $516,553
Net Income after Dividends
     on Preferred Stock (in thousands)                                           $54,010         $52,723         $52,531
Cash Dividends on Common Stock (in thousands)                                    $49,400         $43,900         $39,400
Return on Average Common Equity (percent)                                           14.0            13.9           14.26
Total Assets (in thousands)                                                   $1,166,829      $1,142,327      $1,148,953
Gross Property Additions (in thousands)                                          $55,375         $61,314         $67,570
-------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                             $387,824        $383,734        $374,884
Preferred stock                                                                   31,896          74,414          74,414
Preferred stock subject to mandatory redemption                                        -               -               -
Company obligated mandatorily redeemable preferred securities                     35,000               -               -
Long-term debt                                                                   291,665         326,379         288,820
------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                   $746,385        $784,527        $738,118
=========================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                 52.0            48.9            50.8
Preferred stock                                                                      4.3             9.5            10.1
Company obligated mandatorily redeemable preferred securities                        4.7             -               -
Long-term debt                                                                      39.0            41.6            39.1
-------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                      100.0           100.0           100.0
=========================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                 -               -          30,000
Retired                                                                                -          45,447           1,625
Preferred Stock (in thousands):
Issued                                                                                 -               -               -
Retired                                                                           42,518               -               -
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                            35,000               -               -
-------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                         Aa3             Aa3             Aa3
     Standard and Poor's                                                             AA-              A+              A+
     Duff & Phelps                                                                   AA-             AA-             AA-
Preferred Stock -
     Moody's                                                                          a1              a1              a1
     Standard and Poor's                                                               A               A               A
     Duff & Phelps                                                                    A+              A+              A+
-------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                      156,650         154,630         154,014
Commercial                                                                        31,667          30,366          29,903
Industrial                                                                           642             639             642
Other                                                                                200             200             194
-------------------------------------------------------------------------------------------------------------------------
Total                                                                            189,159         185,835         184,753
=========================================================================================================================
Employees (year-end)                                                               1,245           1,363           1,421
-------------------------------------------------------------------------------------------------------------------------

SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1997 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                                             1994            1993            1992            1991
----------------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                                        $499,162        $474,883        $434,447        $432,386
Net Income after Dividends
     on Preferred Stock (in thousands)                                    $49,157         $42,436         $36,790         $22,627
Cash Dividends on Common Stock (in thousands)                             $34,100         $29,000         $28,000         $28,500
Return on Average Common Equity (percent)                                   14.38           14.09           13.27            8.17
Total Assets (in thousands)                                            $1,123,711      $1,050,334        $791,283        $790,641
Gross Property Additions (in thousands)                                  $104,014        $139,976         $68,189         $53,675
----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                      $361,753        $321,768        $280,640        $273,855
Preferred stock                                                            74,414          74,414          74,414          39,414
Preferred stock subject to mandatory redemption                                 -               -               -               -
Company obligated mandatorily redeemable preferred securities                   -               -               -               -
Long-term debt                                                            306,522         250,391         238,650         304,150
----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                            $742,689        $646,573        $593,704        $617,419
==================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                          48.7            49.8            47.3            44.4
Preferred stock                                                              10.0            11.5            12.5             6.4
Company obligated mandatorily redeemable preferred securities                   -               -               -               -
Long-term debt                                                               41.3            38.7            40.2            49.2
----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                               100.0           100.0           100.0           100.0
==================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                     35,000          70,000          40,000          50,000
Retired                                                                    32,628          51,300         104,703               -
Preferred Stock (in thousands):
Issued                                                                          -          23,404          35,000               -
Retired                                                                         -          23,404               -           4,118
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                          -               -               -               -
----------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                  Aa3              A1              A1              A1
     Standard and Poor's                                                       A+              A+              A+              A+
     Duff & Phelps                                                             A+              A+              A+              A+
Preferred Stock -
     Moody's                                                                   a1              a1              a1              a1
     Standard and Poor's                                                        A               A               A               A
     Duff & Phelps                                                              A               A               A               A
----------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                               152,891         151,692         150,248         148,978
Commercial                                                                 29,276          28,648          28,056          27,441
Industrial                                                                    650             570             573             562
Other                                                                         189             190             189             400
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                     183,006         181,100         179,066         177,381
==================================================================================================================================
Employees (year-end)                                                        1,535           1,586           1,619           1,630
----------------------------------------------------------------------------------------------------------------------------------


                                      II-213A

SELECTED FINANCIAL AND OPERATING DATA
Mississippi Power Company 1997 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                                             1990            1989            1988            1987
----------------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands)                                        $446,871        $442,650        $437,939        $455,843
Net Income after Dividends
     on Preferred Stock (in thousands)                                    $34,176         $38,576         $36,081         $35,200
Cash Dividends on Common Stock (in thousands)                             $27,500         $27,000         $27,600         $24,700
Return on Average Common Equity (percent)                                   12.36           14.43           14.03           14.68
Total Assets (in thousands)                                              $800,026        $786,570        $779,319        $764,068
Gross Property Additions (in thousands)                                   $49,009         $43,916         $54,550         $53,288
----------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                      $279,833        $273,157        $261,473        $252,992
Preferred stock                                                            39,414          39,414          39,414          39,414
Preferred stock subject to mandatory redemption                             3,750           4,500           5,250           6,750
Company obligated mandatorily redeemable preferred securities                   -               -               -               -
Long-term debt                                                            270,724         277,693         287,525         294,811
----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                            $593,721        $594,764        $593,662        $593,967
==================================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                          47.1            45.9            44.1            42.6
Preferred stock                                                               7.3             7.4             7.5             7.8
Company obligated mandatorily redeemable preferred securities                   -               -               -               -
Long-term debt                                                               45.6            46.7            48.4            49.6
----------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                100.0           100.0           100.0           100.0
==================================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                          -               -               -               -
Retired                                                                     4,000           3,823               -          29,701
Preferred Stock (in thousands):
Issued                                                                          -               -               -               -
Retired                                                                       750             750           1,500           1,500
Company Obligated Mandatorily Redeemable
     Preferred Securities (in thousands):
Issued                                                                          -               -               -               -
----------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                   A1              A1              A1              A1
     Standard and Poor's                                                       A+              A+              A+              A+
     Duff & Phelps                                                             A+              A+               5               5
Preferred Stock -
     Moody's                                                                   a1              a1              a1              a1
     Standard and Poor's                                                        A               A               A               A
     Duff & Phelps                                                              A               A               6               6
----------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                               147,738         147,308         146,750         146,273
Commercial                                                                 27,134          26,867          26,751          26,342
Industrial                                                                    574             525             478             438
Other                                                                         411             404             399             389
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                     175,857         175,104         174,378         173,442
==================================================================================================================================
Employees (year-end)                                                        1,842           1,750           1,831           1,898
----------------------------------------------------------------------------------------------------------------------------------


                                      II-213B

SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1997 Annual Report


-------------------------------------------------------------------------------------------------------------------------
                                                                                    1997            1996            1995
-------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                                     $138,608        $137,055        $134,286
Commercial                                                                       134,208         131,734         131,034
Industrial                                                                       140,233         141,324         140,947
Other                                                                              4,193           4,013           3,914
-------------------------------------------------------------------------------------------------------------------------
Total retail                                                                     417,242         414,126         410,181
Sales for resale - non-affiliates                                                105,141          99,596          91,820
Sales for resale - affiliates                                                     10,143          21,830           7,691
-------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                         532,526         535,552         509,692
Other revenues                                                                    11,062           8,477           6,861
-------------------------------------------------------------------------------------------------------------------------
Total                                                                           $543,588        $544,029        $516,553
=========================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                    2,039,042       2,079,611       2,040,608
Commercial                                                                     2,407,520       2,315,860       2,242,163
Industrial                                                                     3,981,875       3,960,243       3,813,456
Other                                                                             40,508          39,297          38,559
-------------------------------------------------------------------------------------------------------------------------
Total retail                                                                   8,468,945       8,395,011       8,134,786
Sales for resale - non-affiliates                                              2,895,182       2,726,993       2,493,519
Sales for resale - affiliates                                                    478,884         693,510         243,554
---------------------------------------------------------------------------------------------------------------------------
Total                                                                         11,843,011      11,815,514      10,871,859
=========================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                         6.80            6.59            6.58
Commercial                                                                          5.57            5.69            5.84
Industrial                                                                          3.52            3.57            3.70
Total retail                                                                        4.93            4.93            5.04
Total sales                                                                         4.50            4.53            4.69
Residential Average Annual Kilowatt-Hour Use Per Customer                         13,132          13,469          13,307
Residential Average Annual Revenue Per Customer                                  $892.68         $887.66         $875.69
Plant Nameplate Capacity Ratings (year-end) (megawatts)                            2,086           2,086           2,086
Maximum Peak-Hour Demand (megawatts):
Winter                                                                             1,922           2,030           1,637
Summer                                                                             2,209           2,117           2,095
Annual Load Factor (percent)                                                        59.1            60.7            60.0
Plant Availability - Fossil-Steam (percent)                                         92.4            91.8            92.1
-------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                70.0            70.4            58.0
Oil and gas                                                                         13.0            12.0            15.2
Purchased power -
     From non-affiliates                                                             3.0             6.5             2.4
     From affiliates                                                                14.0            11.1            24.4
-------------------------------------------------------------------------------------------------------------------------
Total                                                                              100.0           100.0           100.0
=========================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                               10,078          10,038          10,249
Cost of fuel per million BTU (cents)                                              153.32          156.08          160.48
Average cost of fuel per net kilowatt-hour generated (cents)                        1.54            1.57            1.64
-------------------------------------------------------------------------------------------------------------------------


SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1997 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                                            1994            1993            1992            1991
----------------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                              $124,257        $118,793        $109,781        $103,820
Commercial                                                                124,716         115,152         107,131         103,666
Industrial                                                                142,268         130,198         117,010         116,972
Other                                                                       3,882           3,760           3,533           5,869
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                              395,123         367,903         337,455         330,327
Sales for resale - non-affiliates                                          88,122          83,511          80,213          78,826
Sales for resale - affiliates                                               9,538          15,519          10,055          18,044
----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                  492,783         466,933         427,723         427,197
Other revenues                                                              6,379           7,950           6,724           5,189
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                    $499,162        $474,883        $434,447        $432,386
==================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                             1,922,217       1,929,835       1,804,858       1,832,266
Commercial                                                              2,100,625       1,933,685       1,811,042       1,768,441
Industrial                                                              3,847,011       3,623,543       3,536,634       3,297,247
Other                                                                      38,147          38,357          38,261          89,375
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                            7,908,000       7,525,420       7,190,795       6,987,329
Sales for resale - non-affiliates                                       2,555,914       2,544,982       2,687,917       2,706,320
Sales for resale - affiliates                                             174,342         426,919         280,443         617,696
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                  10,638,256      10,497,321      10,159,155      10,311,345
==================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                  6.46            6.16            6.08            5.67
Commercial                                                                   5.94            5.96            5.92            5.86
Industrial                                                                   3.70            3.59            3.31            3.55
Total retail                                                                 5.00            4.89            4.69            4.73
Total sales                                                                  4.63            4.45            4.21            4.14
Residential Average Annual Kilowatt-Hour Use Per Customer                  12,611          12,780          12,066          12,338
Residential Average Annual Revenue Per Customer                           $815.21         $786.71         $733.90         $699.11
Plant Nameplate Capacity Ratings (year-end) (megawatts)                     2,086           2,011           2,011           2,011
Maximum Peak-Hour Demand (megawatts):
Winter                                                                      1,636           1,401           1,386           1,267
Summer                                                                      1,874           1,872           1,755           1,682
Annual Load Factor (percent)                                                 63.4            60.0            60.8            61.5
Plant Availability - Fossil-Steam (percent)                                  85.4            88.0            92.0            89.8
----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                         56.0            63.5            60.4            64.1
Oil and gas                                                                  10.2             7.6             5.8             8.1
Purchased power -
     From non-affiliates                                                      1.2             1.3             1.2             0.7
     From affiliates                                                         32.6            27.6            32.6            27.1
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                       100.0           100.0           100.0           100.0
==================================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                        10,295          10,075           9,888          10,142
Cost of fuel per million BTU (cents)                                       165.96          170.13          162.27          177.52
Average cost of fuel per net kilowatt-hour generated (cents)                 1.71            1.71            1.60            1.80
----------------------------------------------------------------------------------------------------------------------------------


                                      II-215A

SELECTED FINANCIAL AND OPERATING DATA (continued)
Mississippi Power Company 1997 Annual Report


----------------------------------------------------------------------------------------------------------------------------------
                                                                             1990            1989            1988            1987
----------------------------------------------------------------------------------------------------------------------------------

Operating Revenues (in thousands):
Residential                                                              $102,243        $100,068         $96,711         $98,338
Commercial                                                                103,352         103,403          98,772          98,669
Industrial                                                                123,754         128,983         123,038         129,004
Other                                                                       6,078           5,992           5,874           5,723
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                              335,427         338,446         324,395         331,734
Sales for resale - non-affiliates                                          86,194          82,111          75,525          88,060
Sales for resale - affiliates                                              20,157          16,938          33,747          31,278
----------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                  441,778         437,495         433,667         451,072
Other revenues                                                              5,093           5,155           4,272           4,771
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                    $446,871        $442,650        $437,939        $455,843
==================================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                             1,804,838       1,741,855       1,686,722       1,658,327
Commercial                                                              1,718,074       1,686,302       1,607,988       1,555,044
Industrial                                                              3,311,460       3,204,208       2,879,457       2,862,632
Other                                                                      85,938          87,611          86,049          81,153
----------------------------------------------------------------------------------------------------------------------------------
Total retail                                                            6,920,310       6,719,976       6,260,216       6,157,156
Sales for resale - non-affiliates                                       2,883,581       2,798,086       2,280,341       2,615,058
Sales for resale - affiliates                                             714,365         527,970       1,100,808         955,303
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                  10,518,256      10,046,032       9,641,365       9,727,517
==================================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                  5.66            5.74            5.73            5.93
Commercial                                                                   6.02            6.13            6.14            6.35
Industrial                                                                   3.74            4.03            4.27            4.51
Total retail                                                                 4.85            5.04            5.18            5.39
Total sales                                                                  4.20            4.35            4.50            4.64
Residential Average Annual Kilowatt-Hour Use Per Customer                  12,228          11,842          11,499          11,356
Residential Average Annual Revenue Per Customer                           $692.70         $680.32         $659.30         $673.41
Plant Nameplate Capacity Ratings (year-end) (megawatts)                     1,998           1,998           1,966           1,966
Maximum Peak-Hour Demand (megawatts):
Winter                                                                      1,201           1,556           1,284           1,224
Summer                                                                      1,724           1,682           1,621           1,548
Annual Load Factor (percent)                                                 59.0            58.8            57.6            59.0
Plant Availability - Fossil-Steam (percent)                                  93.3            94.0            93.0            93.5
----------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                         62.6            63.4            86.3            79.4
Oil and gas                                                                  14.0            13.5             4.8             5.3
Purchased power -
     From non-affiliates                                                      0.8             0.5             0.4             0.3
     From affiliates                                                         22.6            22.6             8.5            15.0
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                       100.0           100.0           100.0           100.0
==================================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                        10,319          10,159          10,220          10,525
Cost of fuel per million BTU (cents)                                       183.27          178.38          185.13          194.46
Average cost of fuel per net kilowatt-hour generated (cents)                 1.89            1.81            1.89            2.05
----------------------------------------------------------------------------------------------------------------------------------

                                      II-215B

STATEMENTS OF INCOME
Mississippi Power Company

===================================================================================================================================
For the Years Ended December 31,                                                           1997              1996             1995
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                            $533,445          $522,199         $508,862
   Revenues from affiliates                                                              10,143            21,830            7,691
-----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                543,588           544,029          516,553
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                               142,059           141,532          111,071
     Purchased power from non-affiliates                                                 14,536            17,960            6,019
     Purchased power from affiliates                                                     37,794            33,245           57,777
     Proceeds from settlement of disputed contracts                                           -                 -                -
     Other                                                                              102,365           106,061          107,296
   Maintenance                                                                           47,302            47,091           39,627
   Depreciation and amortization                                                         45,574            44,906           39,224
   Taxes other than income taxes                                                         44,034            43,545           42,443
   Federal and state income taxes                                                        31,968            32,618           34,486
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                465,632           466,958          437,943
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         77,956            77,071           78,610
Other Income (Expense):
   Allowance for equity funds used during construction                                        -               344              366
   Interest income                                                                          857               239              199
   Other, net                                                                             2,368             3,801            4,596
   Income taxes applicable to other income                                                  588              (932)          (1,006)
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           81,769            80,523           82,765
-----------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                            19,856            19,898           21,898
   Allowance for debt funds used during construction                                          -              (713)            (399)
   Interest on notes payable                                                                 96             1,416            1,141
   Amortization of debt discount, premium, and expense, net                               1,577             1,547            1,510
   Other interest charges                                                                   574               753            1,185
   Distributions on preferred securities of subsidiary trust                              2,369                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                     24,472            22,901           25,335
-----------------------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                                    57,297            57,622           57,430
-----------------------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
   Loss from operations of discontinued subsidiary, net of taxes                              -                 -                -
   Loss on disposal of discontinued subsidiary, net of taxes                                  -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Net Loss From Discontinued Operations                                                         -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               57,297            57,622           57,430
Dividends on Preferred Stock                                                              3,287             4,899            4,899
-----------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                          $ 54,010          $ 52,723         $ 52,531
===================================================================================================================================
                                     II-216

STATEMENTS OF INCOME
Mississippi Power Company

===================================================================================================================================
For the Years Ended December 31,                                                           1994              1993             1992
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                            $489,624          $459,364         $424,392
   Revenues from affiliates                                                               9,538            15,519           10,055
-----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                499,162           474,883          434,447
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                               102,216           113,986           96,743
     Purchased power from non-affiliates                                                  2,711             2,198            1,337
     Purchased power from affiliates                                                     68,543            58,019           60,689
     Proceeds from settlement of disputed contracts                                           -                 -             (189)
     Other                                                                               97,988           100,381           90,581
   Maintenance                                                                           45,785            44,001           43,165
   Depreciation and amortization                                                         35,716            33,099           32,789
   Taxes other than income taxes                                                         41,742            37,145           34,664
   Federal and state income taxes                                                        31,386            22,668           16,378
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                426,087           411,497          376,157
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         73,075            63,386           58,290
Other Income (Expense):
   Allowance for equity funds used during construction                                    1,099             1,010              642
   Interest income                                                                           87               517              766
   Other, net                                                                             2,033             3,971            5,501
   Income taxes applicable to other income                                                 (227)           (1,158)          (1,427)
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           76,067            67,726           63,772
-----------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                            19,725            17,688           22,357
   Allowance for debt funds used during construction                                     (1,039)             (788)            (563)
   Interest on notes payable                                                              1,442             1,000              362
   Amortization of debt discount, premium, and expense, net                               1,479             1,262              630
   Other interest charges                                                                   404               728              339
   Distributions on preferred securities of subsidiary trust                                  -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                     22,011            19,890           23,125
-----------------------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                                    54,056            47,836           40,647
-----------------------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
   Loss from operations of discontinued subsidiary, net of taxes                              -                 -                -
   Loss on disposal of discontinued subsidiary, net of taxes                                  -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Net Loss From Discontinued Operations                                                         -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               54,056            47,836           40,647
Dividends on Preferred Stock                                                              4,899             5,400            3,857
-----------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                          $ 49,157          $ 42,436         $ 36,790
===================================================================================================================================

                                     II-217A

STATEMENTS OF INCOME
Mississippi Power Company

===================================================================================================================================
For the Years Ended December 31,                                                          1991              1990             1989
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                            $414,342          $426,714         $425,712
   Revenues from affiliates                                                              18,044            20,157           16,938
-----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                432,386           446,871          442,650
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                               120,485           138,303          133,671
     Purchased power from non-affiliates                                                    851             1,406            1,266
     Purchased power from affiliates                                                     45,506            49,547           47,066
     Proceeds from settlement of disputed contracts                                      (4,205)                -                -
     Other                                                                               86,932            83,730           84,820
   Maintenance                                                                           44,166            33,368           35,658
   Depreciation and amortization                                                         32,147            30,770           28,001
   Taxes other than income taxes                                                         35,414            32,709           32,435
   Federal and state income taxes                                                        13,976            17,144           18,387
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                375,272           386,977          381,304
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         57,114            59,894           61,346
Other Income (Expense):
   Allowance for equity funds used during construction                                      728               307              903
   Interest income                                                                        1,093               829            1,096
   Other, net                                                                             3,845             6,297            6,013
   Income taxes applicable to other income                                                 (863)           (1,666)          (1,392)
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           61,917            65,661           67,966
-----------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                            23,656            22,221           21,685
   Allowance for debt funds used during construction                                       (584)             (600)            (821)
   Interest on notes payable                                                                603             1,142              689
   Amortization of debt discount, premium, and expense, net                                 377               359              362
   Other interest charges                                                                   285               333              566
   Distributions on preferred securities of subsidiary trust                                  -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                     24,337            23,455           22,481
-----------------------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                                    37,580            42,206           45,485
-----------------------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
   Loss from operations of discontinued subsidiary, net of taxes                         (6,404)           (4,669)          (3,459)
   Loss on disposal of discontinued subsidiary, net of taxes                             (5,455)                -                -
-----------------------------------------------------------------------------------------------------------------------------------
Net Loss From Discontinued Operations                                                   (11,859)           (4,669)          (3,459)
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               25,721            37,537           42,026
Dividends on Preferred Stock                                                              3,094             3,361            3,450
-----------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                          $ 22,627          $ 34,176         $ 38,576
===================================================================================================================================


                                    II-217B


STATEMENTS OF INCOME
Mississippi Power Company

=================================================================================================================
For the Years Ended December 31,                                                          1988              1987
------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
   Revenues                                                                            $404,192          $424,565
   Revenues from affiliates                                                              33,747            31,278
------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                437,939           455,843
------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Operation --
     Fuel                                                                               165,912           167,165
     Purchased power from non-affiliates                                                  1,257             1,108
     Purchased power from affiliates                                                     19,270            36,114
     Proceeds from settlement of disputed contracts                                           -                 -
     Other                                                                               83,542            81,331
   Maintenance                                                                           33,412            33,974
   Depreciation and amortization                                                         26,610            26,210
   Taxes other than income taxes                                                         29,638            27,882
   Federal and state income taxes                                                        20,313            23,888
------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                379,954           397,672
------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         57,985            58,171
Other Income (Expense):
   Allowance for equity funds used during construction                                      850               608
   Interest income                                                                        1,030             1,121
   Other, net                                                                             6,399             7,065
   Income taxes applicable to other income                                               (1,148)           (2,507)
------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           65,116            64,458
------------------------------------------------------------------------------------------------------------------
Interest Charges:
   Interest on long-term debt                                                            22,271            24,139
   Allowance for debt funds used during construction                                       (595)             (652)
   Interest on notes payable                                                                341               558
   Amortization of debt discount, premium, and expense, net                                 363               388
   Other interest charges                                                                   522               601
   Distributions on preferred securities of subsidiary trust                                  -                 -
------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                     22,902            25,034
------------------------------------------------------------------------------------------------------------------
Net Income From Continuing Operations                                                    42,214            39,424
------------------------------------------------------------------------------------------------------------------
Discontinued Operations:
   Loss from operations of discontinued subsidiary, net of taxes                         (2,549)             (487)
   Loss on disposal of discontinued subsidiary, net of taxes                                  -                 -
------------------------------------------------------------------------------------------------------------------
Net Loss From Discontinued Operations                                                    (2,549)             (487)
------------------------------------------------------------------------------------------------------------------
Net Income                                                                               39,665            38,937
Dividends on Preferred Stock                                                              3,584             3,737
------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                          $ 36,081          $ 35,200
==================================================================================================================


                                    II-217C


STATEMENTS OF CASH FLOWS
Mississippi Power Company

=======================================================================================================================
For the Years Ended December 31,                                                   1997           1996            1995
-----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                     $ 57,297       $ 57,622        $ 57,430
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                               49,661         50,551          51,588
     Deferred income taxes, net                                                  (1,809)            74            (480)
     Deferred investment tax credits, net                                             -              -               -
     Allowance for equity funds used during construction                              -           (344)           (366)
     Non-cash proceeds from settlement of disputed contracts                          -              -               -
     Other, net                                                                   3,206          9,787           5,704
     Changes in certain current assets and liabilities --
       Receivables, net                                                          (8,583)         5,118          (8,758)
       Inventories                                                                3,148          4,973           3,962
       Payables                                                                   8,357          2,077          17,421
       Other                                                                      3,980            292             681
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                     115,257        130,150         127,182
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (55,375)       (61,314)        (67,570)
Other                                                                              (489)        (2,258)         (1,697)
-----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (55,864)       (63,572)        (69,267)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                    -              -               -
   First mortgage bonds                                                               -              -          30,000
   Pollution control bonds                                                            -              -          10,600
   Preferred securities                                                          35,000              -               -
   Other long-term debt                                                               -         80,000               -
   Capital contributions                                                              -             27               -
Redemptions:
   Preferred stock                                                              (42,518)             -               -
   First mortgage bonds                                                               -        (45,447)         (1,625)
   Pollution control bonds                                                          (10)           (10)            (10)
   Other long-term debt                                                               -        (55,000)        (40,689)
Notes payable, net                                                                    -              -               -
Payment of preferred stock dividends                                             (3,287)        (4,899)         (4,899)
Payment of common stock dividends                                               (49,400)       (43,900)        (39,400)
Miscellaneous                                                                    (1,804)        (2,932)           (568)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                          (62,019)       (72,161)        (46,591)
-----------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                          (2,626)        (5,583)         11,324
Cash and Cash Equivalents at Beginning of Year                                    7,058         12,641           1,317
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                       $  4,432       $  7,058        $ 12,641
=======================================================================================================================
( ) Denotes use of cash.


STATEMENTS OF CASH FLOWS
Mississippi Power Company

===========================================================================================================================
For the Years Ended December 31,                                                    1994             1993              1992
---------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                      $ 54,056         $ 47,836          $ 40,647
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                               47,827           45,660            41,472
     Deferred income taxes, net                                                   1,563            5,039            (5,473)
     Deferred investment tax credits, net                                             -                -                 -
     Allowance for equity funds used during construction                         (1,099)          (1,010)             (642)
     Non-cash proceeds from settlement of disputed contracts                          -                -              (189)
     Other, net                                                                   5,230            3,005             8,093
     Changes in certain current assets and liabilities --
       Receivables, net                                                           3,066           (4,347)            1,002
       Inventories                                                               (9,856)          11,119               975
       Payables                                                                  (8,754)           4,133               460
       Other                                                                      3,334           (8,033)            6,095
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                      95,367          103,402            92,440
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                       (104,014)        (139,976)          (68,189)
Other                                                                           (14,087)           7,562             4,235
---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                         (118,101)        (132,414)          (63,954)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                    -           23,404            35,000
   First mortgage bonds                                                          35,000           70,000            40,000
   Pollution control bonds                                                            -           38,875            23,300
   Preferred securities                                                               -                -                 -
   Other long-term debt                                                          85,310                -                 -
   Capital contributions                                                         25,000           30,036                26
Redemptions:
   Preferred stock                                                                    -          (23,404)                -
   First mortgage bonds                                                         (32,628)         (51,300)         (104,703)
   Pollution control bonds                                                          (10)         (25,885)          (23,650)
   Other long-term debt                                                          (9,299)          (8,170)           (6,212)
Notes payable, net                                                              (40,000)           9,000            26,500
Payment of preferred stock dividends                                             (4,899)          (5,400)           (3,857)
Payment of common stock dividends                                               (34,100)         (29,000)          (28,000)
Miscellaneous                                                                    (1,201)          (5,683)           (7,821)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                           23,173           22,473           (49,417)
---------------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                             439           (6,539)          (20,931)
Cash and Cash Equivalents at Beginning of Year                                      878            7,417            28,348
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                        $ 1,317          $   878          $  7,417
===========================================================================================================================


( ) Denotes use of cash.

                                    II-219A


STATEMENTS OF CASH FLOWS
Mississippi Power Company
=======================================================================================================================
For the Years Ended December 31,                                                   1991           1990            1989
-----------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                    $  25,721      $  37,537        $ 42,026
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                               41,773         41,079          35,878
     Deferred income taxes, net                                                 (11,869)         2,756            (294)
     Deferred investment tax credits, net                                            (2)           (26)            (38)
     Allowance for equity funds used during construction                           (728)          (307)           (903)
     Non-cash proceeds from settlement of disputed contracts                     (4,071)             -               -
     Other, net                                                                  (4,982)         7,257           4,306
     Changes in certain current assets and liabilities --
       Receivables, net                                                          35,343         (6,252)        (18,506)
       Inventories                                                               10,518         (8,922)          3,687
       Payables                                                                  (4,949)        (5,552)          1,307
       Other                                                                     11,433         (1,461)          2,172
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                      98,187         66,109          69,635
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (53,675)       (49,009)        (43,916)
Other                                                                             2,148          4,481           1,860
-----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (51,527)       (44,528)        (42,056)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                    -              -               -
   First mortgage bonds                                                          50,000              -               -
   Pollution control bonds                                                            -              -               -
   Preferred securities                                                               -              -               -
   Other long-term debt                                                             844              -             844
   Capital contributions                                                              -              -               -
Redemptions:
   Preferred stock                                                               (4,118)          (750)           (750)
   First mortgage bonds                                                               -         (4,000)         (3,823)
   Pollution control bonds                                                         (300)          (288)            (62)
   Other long-term debt                                                          (8,958)        (6,416)         (5,919)
Notes payable, net                                                              (25,603)        17,146           6,457
Payment of preferred stock dividends                                             (3,094)        (3,361)         (3,450)
Payment of common stock dividends                                               (28,500)       (27,500)        (27,000)
Miscellaneous                                                                      (839)             2               -
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                          (20,568)       (25,167)        (33,703)
-----------------------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                          26,092         (3,586)         (6,124)
Cash and Cash Equivalents at Beginning of Year                                    2,256          5,842          11,966
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                      $  28,348      $   2,256        $  5,842
=======================================================================================================================
( ) Denotes use of cash.


                                    II-219B


STATEMENTS OF CASH FLOWS
Mississippi Power Company

=======================================================================================================
For the Years Ended December 31,                                                    1988          1987
-------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                     $  39,665      $ 38,937
Adjustments to reconcile net income to net
   cash provided by operating activities --
     Depreciation and amortization                                               34,440         33,971
     Deferred income taxes, net                                                  (3,053)        10,035
     Deferred investment tax credits, net                                           571            896
     Allowance for equity funds used during construction                           (850)          (608)
     Non-cash proceeds from settlement of disputed contracts                          -              -
     Other, net                                                                   3,503          1,965
     Changes in certain current assets and liabilities --
       Receivables, net                                                             816         12,000
       Inventories                                                                  283         13,708
       Payables                                                                  (5,241)         7,487
       Other                                                                     (2,294)        (9,342)
-------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                      67,840        109,049
-------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                        (54,550)       (53,288)
Other                                                                             8,368         (1,461)
-------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (46,182)       (54,749)
-------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
   Preferred stock                                                                    -              -
   First mortgage bonds                                                               -              -
   Pollution control bonds                                                            -              -
   Preferred securities                                                               -              -
   Other long-term debt                                                               -            130
   Capital contributions                                                              -         16,000
Redemptions:
   Preferred stock                                                               (1,500)        (1,500)
   First mortgage bonds                                                               -        (29,701)
   Pollution control bonds                                                          (50)           (50)
   Other long-term debt                                                          (5,401)        (4,974)
Notes payable, net                                                                6,500              -
Payment of preferred stock dividends                                             (3,584)        (3,737)
Payment of common stock dividends                                               (27,600)       (24,700)
Miscellaneous                                                                         -         (2,696)
-------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                          (31,635)       (51,228)
-------------------------------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                                          (9,977)         3,072
Cash and Cash Equivalents at Beginning of Year                                   21,943         18,871
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                       $ 11,966       $ 21,943
=======================================================================================================
( ) Denotes use of cash.


                                    II-219C


BALANCE SHEETS
Mississippi Power Company

==============================================================================================================================
At December 31,                                                                    1997               1996               1995
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                          $  732,102         $  722,183         $  717,055
  Transmission                                                                  246,773            241,509            220,038
  Distribution                                                                  374,453            356,305            335,163
  General                                                                       165,074            163,878            162,071
  Construction work in progress                                                  41,083             35,100             41,210
------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                       1,559,485          1,518,975          1,475,537
Accumulated provision for depreciation                                          559,098            526,776            499,308
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                     1,000,387            992,199            976,229
Less property-related accumulated deferred income taxes                               -                  -                  -
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                     1,000,387            992,199            976,229
------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                           -                  -                  -
  Miscellaneous                                                                     650              3,054              4,160
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                           650              3,054              4,160
------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                       4,432              7,058             12,641
  Investment securities                                                               -                  -                  -
  Receivables, net                                                               51,369             34,288             39,358
  Accrued utility revenues                                                        3,836             12,334             12,382
  Fossil fuel stock, at average cost                                             10,651             12,168             15,666
  Materials and supplies, at average cost                                        19,452             21,083             22,558
  Current portion of deferred fuel commitments                                        -                  -              1,546
  Prepayments                                                                    10,170             11,971              7,584
  Vacation pay deferred                                                           5,030              4,806              4,715
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       104,940            103,708            116,450
------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                                   2,726              1,548              1,530
  Premium on reacquired debt, being amortized                                     9,508             10,672              8,509
  Deferred fuel commitments                                                           -                  -                  -
  Deferred charges related to income taxes                                       21,906             22,274             23,384
  Miscellaneous                                                                  26,712              8,872             18,691
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                        60,852             43,366             52,114
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                 $1,166,829         $1,142,327         $1,148,953
==============================================================================================================================


BALANCE SHEETS
Mississippi Power Company

==============================================================================================================================
At December 31,                                                                    1994               1993               1992
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                          $  705,043         $  597,425         $  576,848
  Transmission                                                                  202,503            188,375            173,278
  Distribution                                                                  313,345            295,799            279,335
  General                                                                       164,141            157,248            151,044
  Construction work in progress                                                  44,838            108,063             41,692
------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                       1,429,870          1,346,910          1,222,197
Accumulated provision for depreciation                                          477,098            462,725            440,777
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       952,772            884,185            781,420
Less property-related accumulated deferred income taxes                               -                  -            142,338
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       952,772            884,185            639,082
------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                           -                  -                  -
  Miscellaneous                                                                   3,353             11,289              4,539
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                         3,353             11,289              4,539
------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                       1,317                878              7,417
  Investment securities                                                               -                  -              3,622
  Receivables, net                                                               25,424             28,021             20,219
  Accrued utility revenues                                                       14,428             14,897             14,898
  Fossil fuel stock, at average cost                                             16,885             11,185             21,341
  Materials and supplies, at average cost                                        25,301             21,145             22,108
  Current portion of deferred fuel commitments                                    1,068                440              1,861
  Prepayments                                                                    11,189              8,971              5,869
  Vacation pay deferred                                                           4,588              4,797              4,651
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       100,200             90,334            101,986
------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                                   1,358              1,103                804
  Premium on reacquired debt, being amortized                                     9,571             10,563             10,102
  Deferred fuel commitments                                                       9,000             17,520             25,255
  Deferred charges related to income taxes                                       25,036             25,267                  -
  Miscellaneous                                                                  22,421             10,073              9,515
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                        67,386             64,526             45,676
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                 $1,123,711         $1,050,334          $ 791,283
==============================================================================================================================


                                     II-221A


BALANCE SHEETS
Mississippi Power Company

==============================================================================================================================
At December 31,                                                                    1991               1990               1989
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                         $   567,588        $   560,537        $   547,946
  Transmission                                                                  162,379            151,949            147,288
  Distribution                                                                  259,929            247,705            229,238
  General                                                                       141,564            136,815            133,361
  Construction work in progress                                                  33,078             26,816             27,057
------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                       1,164,538          1,123,822          1,084,890
Accumulated provision for depreciation                                          415,135            392,440            366,193
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       749,403            731,382            718,697
Less property-related accumulated deferred income taxes                         138,616            139,970            138,071
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       610,787            591,412            580,626
------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                       4,113                  -                  -
  Miscellaneous                                                                   3,954              8,631              7,792
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                         8,067              8,631              7,792
------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                      28,348              2,256              5,842
  Investment securities                                                               -                  -                  -
  Receivables, net                                                               27,152             67,734             58,425
  Accrued utility revenues                                                       12,420             10,797             13,854
  Fossil fuel stock, at average cost                                             22,373             29,812             24,788
  Materials and supplies, at average cost                                        22,051             25,130             21,232
  Current portion of deferred fuel commitments                                      933              1,430              3,017
  Prepayments                                                                     6,137             11,392             12,512
  Vacation pay deferred                                                           4,406              3,955              3,910
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       123,820            152,506            143,580
------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                                     981                824                886
  Premium on reacquired debt, being amortized                                     4,676              4,919              5,161
  Deferred fuel commitments                                                      31,039             39,020             45,103
  Deferred charges related to income taxes                                            -                  -                  -
  Miscellaneous                                                                  11,271              2,714              3,422
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                        47,967             47,477             54,572
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                $   790,641        $   800,026        $   786,570
==============================================================================================================================


                                    II-221B


BALANCE SHEETS
Mississippi Power Company
===========================================================================================================
At December 31,                                                                    1988               1987
-----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                         $   529,742        $   524,198
  Transmission                                                                  134,674            130,963
  Distribution                                                                  221,327            207,810
  General                                                                       137,333            127,690
  Construction work in progress                                                  35,204             27,755
-----------------------------------------------------------------------------------------------------------
    Total utility plant                                                       1,058,280          1,018,416
Accumulated provision for depreciation                                          348,085            328,761
-----------------------------------------------------------------------------------------------------------
    Total                                                                       710,195            689,655
Less property-related accumulated deferred income taxes                         134,220            127,912
-----------------------------------------------------------------------------------------------------------
    Total                                                                       575,975            561,743
-----------------------------------------------------------------------------------------------------------
Other Property and Investments:
  Securities received from settlement of disputed contracts                           -                  -
  Miscellaneous                                                                   8,153              4,122
-----------------------------------------------------------------------------------------------------------
    Total                                                                         8,153              4,122
-----------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                      11,966             21,943
  Investment securities                                                               -                  -
  Receivables, net                                                               43,246             42,218
  Accrued utility revenues                                                       10,527             12,371
  Fossil fuel stock, at average cost                                             26,587             29,989
  Materials and supplies, at average cost                                        23,120             20,001
  Current portion of deferred fuel commitments                                        -                  -
  Prepayments                                                                    12,341                830
  Vacation pay deferred                                                           3,815              3,956
-----------------------------------------------------------------------------------------------------------
    Total                                                                       131,602            131,308
-----------------------------------------------------------------------------------------------------------
Deferred Charges:
  Debt expense, being amortized                                                     949              1,012
  Premium on reacquired debt, being amortized                                     5,404              5,647
  Deferred fuel commitments                                                      50,714             55,889
  Deferred charges related to income taxes                                            -                  -
  Miscellaneous                                                                   6,522              4,347
-----------------------------------------------------------------------------------------------------------
    Total                                                                        63,589             66,895
-----------------------------------------------------------------------------------------------------------
Total Assets                                                                $   779,319        $   764,068
===========================================================================================================


                                    II-221C

BALANCE SHEETS
Mississippi Power Company

==============================================================================================================================
At December 31,                                                                    1997               1996               1995
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                               $   37,691          $  37,691         $   37,691
  Paid-in capital                                                               179,389            179,389            179,362
  Premium on preferred stock                                                        327                372                372
  Earnings retained in the business                                             170,417            166,282            157,459
------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                         387,824            383,734            374,884
  Preferred stock                                                                31,896             74,414             74,414
  Preferred stock subject to mandatory redemption                                     -                  -                  -
  Company obligated mandatorily redeemable preferred securities                  35,000                  -                  -
  Long-term debt                                                                291,665            326,379            288,820
------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                               746,385            784,527            738,118
------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                              -                  -                  -
  Preferred stock due within one year                                                 -                  -                  -
  Long-term debt due within one year                                             35,020                 10             57,229
  Accounts payable                                                               58,089             51,644             50,775
  Customer deposits                                                               3,225              3,154              2,716
  Taxes accrued                                                                  34,960             32,445             31,913
  Interest accrued                                                                4,098              4,384              4,701
  Vacation pay accrued                                                            5,017              4,793              4,563
  Miscellaneous                                                                   7,780              9,149              8,890
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       148,189            105,579            160,787
------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                             134,645            133,437            129,711
  Accumulated deferred investment tax credits                                    27,121             28,333             29,773
  Deferred credits related to income taxes                                       38,203             40,568             43,266
  Miscellaneous                                                                  72,286             49,883             47,298
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       272,255            252,221            250,048
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                         $1,166,829         $1,142,327         $1,148,953
==============================================================================================================================

BALANCE SHEETS
Mississippi Power Company
==============================================================================================================================
At December 31,                                                                    1994               1993               1992
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                               $   37,691         $   37,691           $ 37,691
  Paid-in capital                                                               179,362            154,362            124,326
  Premium on preferred stock                                                        372                372                194
  Earnings retained in the business                                             144,328            129,343            118,429
------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                         361,753            321,768            280,640
  Preferred stock                                                                74,414             74,414             74,414
  Preferred stock subject to mandatory redemption                                     -                  -                  -
  Company obligated mandatorily redeemable preferred securities                       -                  -                  -
  Long-term debt                                                                306,522            250,391            238,650
-------------------------------------------------------------------------------------------------------------------------------
       Total (excluding amount due within one year)                             742,689            646,573            593,704
------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                              -             40,000             31,000
  Preferred stock due within one year                                                 -                  -                  -
  Long-term debt due within one year                                             41,199             19,345              8,878
  Accounts payable                                                               34,481             60,928             43,550
  Customer deposits                                                               2,712              2,786              2,976
  Taxes accrued                                                                  31,657             27,138             32,035
  Interest accrued                                                                4,427              4,237              3,961
  Vacation pay accrued                                                            4,588              4,797              4,651
  Miscellaneous                                                                  10,025              9,323             10,963
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       129,089            168,554            138,014
------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                             129,505            124,334                169
  Accumulated deferred investment tax credits                                    31,228             32,710             34,242
  Deferred credits related to income taxes                                       45,832             48,228                  -
  Miscellaneous                                                                  45,368             29,935             25,154
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       251,933            235,207             59,565
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                         $1,123,711         $1,050,334           $791,283
==============================================================================================================================



                                    II-223A

BALANCE SHEETS
Mississippi Power Company

===============================================================================================================================
At December 31,                                                                    1991               1990               1989
------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                 $ 37,691           $ 37,691           $ 37,691
  Paid-in capital                                                               124,300            124,300            124,300
  Premium on preferred stock                                                        194                299                299
  Earnings retained in the business                                             111,670            117,543            110,867
------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                         273,855            279,833            273,157
  Preferred stock                                                                39,414             39,414             39,414
  Preferred stock subject to mandatory redemption                                     -              3,750              4,500
  Company obligated mandatorily redeemable preferred securities                       -                  -                  -
  Long-term debt                                                                304,150            270,724            277,693
------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                               617,419            593,721            594,764
------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                          4,500             30,103             12,957
  Preferred stock due within one year                                                 -                368                368
  Long-term debt due within one year                                             14,650              7,039             10,717
  Accounts payable                                                               38,213             45,763             47,019
  Customer deposits                                                               3,109              3,430              3,906
  Taxes accrued                                                                  29,609             24,935             23,843
  Interest accrued                                                                4,602              4,315              4,280
  Vacation pay accrued                                                            4,406              3,955              3,910
  Miscellaneous                                                                  10,236              6,833              7,746
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                       109,325            126,741            114,746
------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                               4,117             18,992             22,085
  Accumulated deferred investment tax credits                                    35,657             37,187             38,752
  Deferred credits related to income taxes                                            -                  -                  -
  Miscellaneous                                                                  24,123             23,385             16,223
------------------------------------------------------------------------------------------------------------------------------
    Total                                                                        63,897             79,564             77,060
------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                           $790,641           $800,026           $786,570
==============================================================================================================================


                                     II-223B

BALANCE SHEETS
Mississippi Power Company
===========================================================================================================
At December 31,                                                                    1988               1987
-----------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                $  37,691          $  37,691
  Paid-in capital                                                               124,300            124,300
  Premium on preferred stock                                                        299                299
  Earnings retained in the business                                              99,183             90,702
-----------------------------------------------------------------------------------------------------------
    Total common equity                                                         261,473            252,992
  Preferred stock                                                                39,414             39,414
  Preferred stock subject to mandatory redemption                                 5,250              6,750
  Company obligated mandatorily redeemable preferred securities                       -                  -
  Long-term debt                                                                287,525            294,811
-----------------------------------------------------------------------------------------------------------
      Total (excluding amount due within one year)                               593,662            593,967
-----------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                          6,500                  -
  Preferred stock due within one year                                               368                368
  Long-term debt due within one year                                              9,789              5,451
  Accounts payable                                                               46,937             45,659
  Customer deposits                                                               3,904              3,857
  Taxes accrued                                                                  21,130             21,351
  Interest accrued                                                                4,016              4,474
  Vacation pay accrued                                                            3,815              3,956
  Miscellaneous                                                                   9,347              6,005
-----------------------------------------------------------------------------------------------------------
    Total                                                                       105,806             91,121
-----------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                              24,556             27,411
  Accumulated deferred investment tax credits                                    40,435             41,427
  Deferred credits related to income taxes                                            -                  -
  Miscellaneous                                                                  14,860             10,142
-----------------------------------------------------------------------------------------------------------
    Total                                                                        79,851             78,980
-----------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                          $ 779,319          $ 764,068
===========================================================================================================

                                    II-223C


                                MISSISSIPPI POWER COMPANY
                            OUTSTANDING SECURITIES AT DECEMBER 31, 1997

                                       First Mortgage Bonds
                       Amount                  Interest            Amount
  Series               Issued                   Rate             Outstanding             Maturity
----------------------------------------------------------------------------------------------------
                     (Thousands)                                 (Thousands)
   1993                 $ 35,000               5-3/8%               $ 35,000                 3/1/98
   1992                   40,000               6-5/8%                 40,000                 8/1/00
   1994                   35,000               6.60%                  35,000                 3/1/04
   1993                   35,000               7.45%                  35,000                 6/1/23
   1995                   30,000               6-7/8%                 30,000                12/1/25
                        --------                                    --------
                        $175,000                                    $175,000
                        ========                                    ========

                                      Pollution Control Bonds
                       Amount                  Interest            Amount
  Series               Issued                   Rate             Outstanding             Maturity
----------------------------------------------------------------------------------------------------
                     (Thousands)                                 (Thousands)
   1977                 $  1,000                 5.80%              $    950                10/1/07
   1992                    6,550                Variable               6,550                12/1/20
   1992                   16,750                Variable              16,750                12/1/22
   1993                   13,000                 6.20%                13,000                 4/1/23
   1993                   25,875                 5.65%                25,875                11/1/23
   1995                   10,600                Variable              10,600                 7/1/25
                        --------                                    --------
                        $ 73,775                                    $ 73,725
                        ========                                    ========

                  Company Obligated Mandatorily Redeemable Preferred Securities
                  of Subsidiary Trust Holding Company Junior Subordinated Notes
                       Preferred Securities    Interest            Amount
  Series                   Outstanding            Rate             Outstanding
----------------------------------------------------------------------------------------------------
                                                                 (Thousands)
  1997                 1,400,000               7.75%                $ 35,000

                                         Preferred Stock
                       Shares                  Dividend            Amount
  Series             Outstanding                Rate             Outstanding
----------------------------------------------------------------------------------------------------
                                                                 (Thousands)
   1947                    8,739               4.60%                $     874
   1956                    9,476               4.40%                      948
   1965                   16,700               4.72%                    1,670
   1968                   50,000               7.00%                    5,000
   1993                  150,000               6.32%                   15,000
   1993                   84,040               6.65%                    8,404
                         -------                                    ---------
                         318,955                                    $  31,896
                         =======                                    =========

                            MISSISSIPPI POWER COMPANY

                         SECURITIES RETIRED DURING 1997

                             Pollution Control Bonds
                                     Principal                     Interest
      Series                          Amount                         Rate
-------------------------------------------------------------------------------
                                                                   (Thousands)
       1977                          $   10                         5.80%


                                 Preferred Stock
                                     Principal                        Dividend
      Series                          Amount                            Rate
-------------------------------------------------------------------------------
                                                                    (Thousands)
       1947                          $ 1,136                        4.60%
       1956                            3,052                        4.40%
       1965                            3,330                        4.72%
       1992                           35,000                        7.25%
                                     -------
                                     $42,518
                                     =======

                           SAVANNAH ELECTRIC AND POWER COMPANY

                               FINANCIAL SECTION

MANAGEMENT'S REPORT
Savannah Electric and Power Company 1997 Annual Report

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

/s/G. Edison Holland, Jr.
   G. Edison Holland, Jr.
   President and Chief Executive Officer

/s/K. R. Willis
   K. R. Willis
   Vice-President
   Treasurer, Secretary and Chief Financial Officer



February 11, 1998
                                       II-227

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
of Savannah Electric and Power Company:

We have audited the accompanying balance sheets and statements of capitalization of Savannah Electric and Power Company (a Georgia corporation and a wholly owned subsidiary of Southern Company) as of December 31, 1997 and 1996, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements (pages II-235 through 11-246) referred to above present fairly, in all material respects, the financial position of Savannah Electric and Power Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






/s/Arthur Andersen LLP
   Atlanta, Georgia
   February 11, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Savannah Electric and Power Company 1997 Annual Report

RESULTS OF OPERATIONS

Earnings

Savannah Electric and Power Company's net income after dividends on preferred stock for 1997 totaled $23.8 million, representing a $0.1 million decrease from the prior year. This (0.4) percent change in earnings from 1996 is principally the result of an increase in other operation expense, partially offset by an increase in other income, net.

     In 1996, earnings were $23.9 million, representing a $0.5 million (2.3 percent) increase from the prior year. This was principally the result of increased retail energy sales primarily attributable to an increase in the number of customers served.

Revenues

Total revenues for 1997 were $226.3 million, reflecting a (3.3) percent decrease compared to 1996. The following table summarizes revenue increases and decreases compared to prior years:

                                          Increase (Decrease)
                                            From Prior Year
                               --------------------------------------
                                    1997         1996        1995
                               --------------------------------------
  Retail --                                (in thousands)
     Sales growth                $ 7,664      $ 3,679    $  1,068
     Weather                      (6,186)      (2,813)      6,232
     Fuel cost recovery
       and other                 (10,002)      12,365       6,177
  -------------------------------------------------------------------
  Total retail                    (8,524)      13,231      13,477
  -------------------------------------------------------------------
  Sales for resale--
     Non-affiliates                1,469          147      (2,935)
     Affiliates                   (1,078)      (4,070)        754
  -------------------------------------------------------------------
  Total sales for resale             391       (3,923)     (2,181)
  -------------------------------------------------------------------
  Other operating revenues           336         (963)      2,648
  -------------------------------------------------------------------
  Total operating revenues       $(7,797)     $ 8,345     $13,944
  ===================================================================
  Percent change                    (3.3)%        3.7%        6.6%
  -------------------------------------------------------------------

     Retail revenues declined 3.7 percent in 1997, compared to an increase of
6.2 percent in 1996. The decline in 1997 retail revenues is attributable to the mild summer weather and a decrease in fuel cost recovery revenues, somewhat offset by customer growth and higher demand from a large industrial customer. Under the Company's fuel cost recovery provisions, fuel revenues--including purchased energy--generally equal fuel expense and have no effect on earnings.

    The increase in 1996 retail revenues was attributable to an increase in the number of customers served and an increase in fuel cost recovery revenues. Industrial energy sales were lower primarily due to a decrease in the demand of a major customer.

     Revenues from sales to utilities outside the service area under long-term contracts consist of capacity and energy components. Capacity revenues reflect the recovery of fixed costs and a return on investment under the contracts. Energy is generally sold at variable cost. Capacity revenues remained unchanged in 1997. The capacity and energy components were as follows:

                     1997             1996          1995
                 ----------------------------------------
                             (in thousands)
Capacity            $  2            $    2        $    3
Energy               746             1,329         1,250
---------------------------------------------------------
Total               $748            $1,331        $1,253
=========================================================

     Sales to affiliated companies within the Southern electric system vary from year to year depending on demand and the availability and cost of generating resources at each company. These sales have little impact on earnings.

     Changes in revenues are influenced heavily by the amount of energy sold each year. Kilowatt-hour sales for 1997 and the percent change by year were as follows:

                          KWH                Percent Change
                      ------------     ---------------------------
                         1997             1997     1996      1995
                      ------------     ---------------------------
                       (millions)
Residential                 1,428         (1.9)%    3.9%     8.0%
Commercial                  1,156          1.3      3.8       5.1
Industrial                    881          5.1     (5.5)     11.0
Other                         125         (1.4)     0.1       5.4
                      ------------
Total retail                3,590          0.8      1.4       7.7
Sales for resale
  Non-affiliates               94          2.9      4.4     (56.5)
  Affiliates                   55         30.4    (34.4)    (31.5)
                      ------------
Total                       3,739          1.2 %    0.8%      3.1%
===================================================================

Savannah Electric and Power Company 1997 Annual Report

Expenses

Total operating expenses for 1997 were $189.1 million, reflecting a $6.1 million decrease from 1996. Major components of this decrease include a $16.5 million reduction in purchased power from affiliates, partially offset by increases of $6.4 million in fuel and $3.7 million in other operation expenses. The decline in purchased power from affiliates was due primarily to an increase in internal generation and to an adjustment in affiliated billings. The increase in fuel expense was primarily attributable to higher generation and to fuel mix. The increase in other operation expense primarily resulted from a one-time charge for work force reductions of $1.9 million, and expenses associated with the implementation of a new computer software system.

     In 1996, total operating expenses were $195.2 million, reflecting an $7.7 million increase over 1995. This increase includes $5.3 million in purchased power from affiliates and $3.8 million in fuel, partially offset by a $1.2 million reduction in other operation expenses. The increase in purchased power from affiliates was due to an increase in the unit cost of purchased power. The increase in fuel expense was primarily attributable to higher generation and an increase in the unit cost of gas. The reduction in other operation expense primarily resulted from the demand-side management program being discontinued in December 1995.

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

     The amount and sources of energy supply, the average cost of fuel per net kilowatt-hour generated, the average cost of purchased power per net kilowatt-hour, and the total average cost of energy supply were as follows:

                                         1997     1996     1995
                                      --------------------------
 Total energy supply
    (millions of kilowatt-hours)        3,964    3,917    3,908
 Sources of energy supply
    (percent) --
      Coal                                 34       28       24
      Oil                                   -        -        -
      Gas                                   5        3        6
      Purchased Power                      61       69       70
 Average cost of fuel per net
    Kilowatt-hour generated
    (cents) --
      Coal                               1.91     1.76     1.77
      Oil                                4.73     5.79     5.14
      Gas                                4.62     8.89     3.76
 Average cost of purchased
    power per net kilowatt-
    hour (cents)                         1.86     2.25     2.02
 Total average cost of
    energy supply (cents)                2.02     2.30     2.07
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

Savannah Electric and Power Company 1997 Annual Report

Future Earnings Potential

The results of operations for the past three years are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment.

     Savannah Electric currently operates as a vertically integrated utility providing electricity to customers within the traditional service area of southeastern Georgia. Prices for electricity provided by the Company to retail customers are set by the Georgia Public Service Commission(GPSC).

     Future earnings in the near term will depend upon growth in energy sales, which is subject to a number of factors. These factors include weather, competition, changes in contracts with neighboring utilities, energy conservation practiced by customers, the elasticity of demand, and the rate of economic growth in the Company's service area.

     The electric utility industry in the United States is currently undergoing a period of dramatic change as a result of regulatory and competitive factors. Among the primary agents of change has been the Energy Policy Act of 1992 (Energy Act). The Company is positioning the business to meet the challenge of this major change in the traditional practice of selling electricity. The Energy Act allows independent power producers (IPPs) to access the Company's transmission network in order to sell electricity to other utilities. This enhances the incentive for IPPs to build cogeneration plants for industrial and commercial customers and sell energy generation to other utilities. Also, electricity sales for resale rates are being driven down by wholesale transmission access and numerous potential new energy suppliers, including power marketers and brokers.

     Although the Energy Act does not permit retail customer access, it was a major catalyst for the current restructuring and consolidation taking place within the utility industry. Numerous federal and state initiatives are in varying stages to promote wholesale and retail competition. Among other things, these initiatives allow customers to choose their electricity provider. As these initiatives materialize, the structure of the utility industry could radically change. Some states have approved initiatives that result in a separation of the ownership and/or operation of generating facilities from the ownership and/or operation of transmission and distribution facilities. While various restructuring and competition initiatives have been or are being discussed in Georgia, none have been enacted to date. Enactment would require numerous issues to be resolved, including significant ones relating to transmission pricing and recovery of any stranded investments. The inability of the Company to recover its investments, including the regulatory assets described in Note 1 to the financial statements, could have a material adverse effect on the financial condition of the Company. The Company is attempting to minimize or reduce its cost exposure.

     Continuing to be a low-cost producer could provide significant opportunities to increase market share and profitability in markets that evolve with changing regulation. Conversely, unless the Company remains a low-cost producer and provides quality service, the Company's retail energy sales growth could be limited, and this could significantly erode earnings.

     The Company is heavily dependent upon complex computer systems for all phases of its operations. The year 2000 issue--common to most corporations--concerns the inability of certain software and databases to properly recognize date sensitive information related to the year 2000 and thereafter. This problem could result in a material disruption to the Company's operation, if not corrected. The Company has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. In 1997, resources were committed and implementation began to modify the affected information systems. Total costs related to the project for Southern Company are estimated to be approximately $85 million, of which $8 million was spent in 1997. The Company's total costs related to the project are estimated to be approximately $1 million, of which $0.2 million was spent in 1997. Most all remaining costs will be expensed in 1998. Implementation is currently on schedule. The degree of success of this project cannot be determined at this time. However, management believes that the final outcome will not have a material adverse affect on the operations of the Company.

     Compliance costs related to current and future environmental laws and regulations could affect earnings if such costs are not fully recovered. The Clean Air Act and other important environmental items are discussed later under "Environmental Matters."

Savannah Electric and Power Company 1997 Annual Report

     Rates to retail customers served by the Company are regulated by the GPSC. As part of the Company's most recent rate settlement in 1992, it was informally agreed that the Company's earned rate of return on common equity should be 12.95 percent. The Company is currently undergoing an earnings review by the GPSC, and to date, the GPSC has made no determination.

     The Company is subject to the provisions of Financial Accounting Standards Board Statement No. 71, Accounting for the Effects of Certain Types of Regulation. In the event that a portion of the Company's operations is no longer subject to these provisions, the Company would be required to write off related regulatory assets and liabilities that are not specifically recoverable, and determine if any other assets have been impaired. See Note 1 to the financial statements under "Regulatory Assets and Liabilities" for additional information.

Exposure to Market Risks

Due to cost-based rate regulation, the Company has limited exposure to market volatility in interest rates and prices of electricity. To mitigate residual risks relative to movements in electricity prices, the Company enters into fixed price contracts for the purchase and sale of electricity through the wholesale electricity market. Realized gains and losses are recognized in the income statement as incurred. At December 31, 1997, exposure from these activities was not material to the Company's financial statements.

New Accounting Standards

The FASB has issued Statement No. 130, Reporting Comprehensive Income, which will be effective in 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners (comprehensive income). Comprehensive income is the total of net income and all other non-owner changes in equity. The Company will adopt this statement in 1998.

     The FASB has issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the new rules in 1997, which do not have a significant impact on the Company's financial reporting. However, this conclusion may change as industry restructuring and competitive factors influence the Company's operations.

FINANCIAL CONDITION

Overview

The principal change in the Company's financial condition in 1997 was the addition of $19 million to utility plant. The funds needed for gross property additions are currently provided from operating activities, principally from earnings and non-cash charges to income such as depreciation and deferred income taxes and from financing activities. See Statements of Cash Flows for additional information.

Capital Structure

As of December 31, 1997, the Company's capital structure consisted of 49.7 percent common equity, 9.9 percent preferred stock and 40.4 percent long-term debt, excluding amounts due within one year. The Company's long-term financial objective for capitalization ratios is to maintain a capital structure of common equity at 48 percent, preferred stock at 10 percent and debt at 42 percent.

     In April 1997, the Company issued $14 million of variable interest rate pollution control obligations maturing in 2037. Maturities and retirements of long-term debt were $14 million in 1997, $29 million in 1996 and $29 million in 1995.

     In March 1996, the Company entered into a fifteen year variable rate capital lease agreement with the Savannah Economic Development Authority for a coal ship docking and unloading facility at Plant Kraft.

Savannah Electric and Power Company 1997 Annual Report

     The composite interest rates and dividend rate for the years 1995 through 1997 as of year-end were as follows:

                                    1997       1996      1995
                                -------------------------------
Composite interest rates
   on long-term debt                 6.9%       7.0%      7.5%
Preferred stock dividend rate        6.6%       6.6%      6.6%
---------------------------------------------------------------

     The Company's current securities ratings are as follows:
                                                      Standard
                                         Moody's      & Poor's
                                       --------------------------

First Mortgage Bonds                       A1                AA-
Preferred Stock                           "a2"               A
-----------------------------------------------------------------

Capital Requirements for Construction

The Company's projected construction expenditures for the next three years total $66 million ($22 million in 1998, $23 million in 1999, and $21 million in 2000). Actual construction costs may vary from this estimate because of factors such as changes in: business conditions; environmental regulations; load projections; the cost and efficiency of construction labor, equipment and materials; and the cost of capital. In addition, there can be no assurance that costs related to capital expenditures will be fully recovered. The Company does not have any traditional baseload generating plants under construction, and current energy demand forecasts do not require any additional traditional baseload facilities until well into the future. Construction of transmission and distribution facilities and upgrading of generating plants will be continuing.

Other Capital Requirements

In addition to the funds needed for the construction program, approximately $23 million will be needed by the end of 2000 for maturities of long-term debt and present sinking fund requirements.

Environmental Matters

In November 1990, the Clean Air Act was signed into law. Title IV of the Clean Air Act--the acid rain compliance provision of the law--significantly affected the Company and other subsidiaries of Southern Company. Specific reductions in sulfur dioxide and nitrogen oxide emissions from fossil-fired generating plants are required in two phases. Phase I compliance began in 1995 and initially affected 28 generating units of Southern Company. As a result of Southern Company's compliance strategy, an additional 22 generating units, which included four of the Company's units, were brought into compliance with Phase I requirements. Phase II compliance is required in 2000, and all fossil-fired generating plants will be affected.

     Southern Company achieved Phase I sulfur dioxide compliance at the affected plants by switching to low-sulfur coal, which required some equipment upgrades. This compliance strategy resulted in unused emission allowances being banked for later use. Construction expenditures for Phase I compliance totaled approximately $2 million for Savannah Electric.

     For Phase II sulfur dioxide compliance, Southern Company could use emission allowances, increase fuel switching, and/or install flue gas desulfurization equipment at selected plants. Also, equipment to control nitrogen oxide emissions will be installed on additional system fossil-fired plants as necessary to meet Phase II limits. Current compliance strategy for Phase II and ozone non-attainment could require total estimated construction expenditures for Southern Company of approximately $70 million, of which $55 million remains to be spent. Phase II compliance is not expected to have a material impact on Savannah Electric.

     A significant portion of costs related to the acid rain provision of the Clean Air Act is expected to be recovered through existing ratemaking provisions. However, there can be no assurance that all Clean Air Act costs will be recovered.

     In July 1997, the Environmental Protection Agency (EPA) revised the national ambient air quality standards for ozone and particulate matter. This revision makes the standards significantly more stringent. Also, in October 1997, the EPA issued a proposed regional ozone rule that could require substantial further reductions in NOx emissions from fossil-fueled generating facilities. Implementation of the standards and the proposed rule could result in significant additional compliance costs and capital expenditures that cannot be determined at this time.

     The EPA and state environmental regulatory agencies are reviewing and evaluating various other matters including: emission control strategies for ozone non-attainment areas; additional controls for hazardous air pollutant

Savannah Electric and Power Company 1997 Annual Report

emissions; and hazardous waste disposal requirements. The impact of new standards will depend on the development and implementation of applicable regulations.

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

Sources of Capital

At December 31, 1997, the Company had $6.1 million of cash and $20.5 million of unused short-term credit arrangements with banks to meet its short-term cash needs. Revolving credit arrangements of $20 million, which expire December 31, 2000, are also used to meet short-term cash needs and to provide additional interim funding for the Company's construction program. Of the revolving credit arrangements, $20 million remained unused at December 31, 1997.

     It is anticipated that the funds required for construction and other purposes, including compliance with environmental regulation, will be derived from sources similar to those used in the past. These sources were primarily from the issuances of first mortgage bonds, other long-term debt and preferred stock, in addition to pollution control revenue bonds issued for the Company's benefit by public authorities, to meet long-term external financing requirements. The Company plans to issue unsecured debt in 1998. The Company is required to meet certain earnings coverage requirements specified in its mortgage indenture and corporate charter to issue new first mortgage bonds and preferred stock. The Company's coverage ratios are sufficiently high to permit, at present interest rate levels, any foreseeable security sales. The amount of securities which the Company will be permitted to issue in the future will depend upon market conditions and other factors prevailing at that time.

Cautionary Statement Regarding Forward-Looking Information

Savannah Electric and Power Company's 1997 Annual Report contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies--including acquisitions or dispositions of assets or internal restructuring--that may be pursued by the company; state and federal rate regulation; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; and other factors discussed in the reports--including Form 10-K--filed from time to time by the Company with the Securities and Exchange Commission.

STATEMENTS OF INCOME
For the Years Ended December 31, 1997, 1996, and 1995
Savannah Electric and Power Company 1997 Annual Report

================================================================================================================================
                                                                                           1997            1996            1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)
Operating Revenues (Note 1):
Revenues                                                                              $ 224,225       $ 230,944       $ 218,529
Revenues from affiliates                                                                  2,052           3,130           7,200
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                226,277         234,074         225,729
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
   Fuel                                                                                  35,563          29,139          25,386
   Purchased power from non-affiliates                                                    2,347           2,350           2,139
   Purchased power from affiliates                                                       42,107          58,591          53,252
   Other                                                                                 47,735          44,007          45,214
Maintenance                                                                              13,236          14,140          13,668
Depreciation and amortization (Note 1)                                                   20,152          19,113          18,949
Taxes other than income taxes                                                            11,494          11,675          11,465
Federal and state income taxes (Notes 1 and 6)                                           16,419          16,175          17,378
-------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                189,053         195,190         187,451
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                         37,224          38,884          38,278
Other Income (Expense):
Allowance for equity funds used during construction (Note 1)                                239             317             163
Interest income                                                                             279             201             164
Other, net                                                                                 (781)         (1,756)           (618)
Income taxes applicable to other income (Notes 1 and 6)                                   1,233           1,034             651
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                           38,194          38,680          38,638
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                               10,907          11,563          12,380
Allowance for debt funds used during construction (Note 1)                                 (164)           (333)           (450)
Interest on notes payable                                                                   172             229             135
Amortization of debt discount, premium, and expense, net                                    739             579             448
Other interest charges                                                                      369             378             406
--------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                     12,023          12,416          12,919
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               26,171          26,264          25,719
Dividends on Preferred Stock                                                              2,324           2,324           2,324
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred Stock                                         $  23,847       $  23,940       $  23,395
================================================================================================================================


STATEMENTS OF RETAINED EARNINGS
For the Years Ended December 31, 1997, 1996, and 1995

--------------------------------------------------------------------------------------------------------------------------------
                                                                                           1997            1996            1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (in thousands)

Balance at Beginning of Period                                                        $ 109,373       $ 105,033       $  99,216
Net income after dividends on preferred stock                                            23,847          23,940          23,395
Cash dividends on common stock                                                          (20,500)        (19,600)        (17,600)
Preferred stock transactions, net                                                             -               -              22
--------------------------------------------------------------------------------------------------------------------------------
Balance at End of Period (Note 10)                                                    $ 112,720       $ 109,373      $ 105,033
================================================================================================================================
The accompanying notes are an integral part of these statements.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1997, 1996, and 1995
Savannah Electric and Power Company 1997 Annual Report
=======================================================================================================================
                                                                               1997             1996              1995
-----------------------------------------------------------------------------------------------------------------------
                                                                                            (in thousands)
Operating Activities:
Net income                                                                 $ 26,171         $ 26,264         $  25,719
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                       21,083           20,246            20,535
         Deferred income taxes and investment tax credits                     3,841            7,482             4,359
         Allowance for equity funds used during construction                   (239)            (317)             (163)
         Other, net                                                          (2,577)            (641)               35
         Changes in certain current assets and liabilities --
            Receivables, net                                                 (3,239)            (641)           (6,241)
            Inventories                                                       1,720              410             2,318
            Payables                                                         (1,608)           4,242             2,213
            Taxes accrued                                                     2,310             (569)              451
            Other                                                             2,357           (4,038)           (2,299)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                  49,819           52,438            46,927
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                    (18,846)         (28,950)          (26,503)
Other                                                                        (1,418)          (3,173)            3,198
-----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                      (20,264)         (32,123)          (23,305)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities and Capital Contributions:
Proceeds:
     First mortgage bonds                                                         -           20,000            15,000
     Pollution control obligations                                           13,870                -                 -
     Other long-term debt                                                         -           17,000            33,500
Retirements:
     First mortgage bonds                                                         -          (29,400)          (29,250)
     Pollution control bonds                                                (13,870)               -                 -
     Other long-term debt                                                      (433)            (397)          (23,003)
Notes payable, net                                                           (5,000)           1,000             1,500
Payment of preferred stock dividends                                         (2,324)          (2,324)           (2,324)
Payment of common stock dividends                                           (20,500)         (19,600)          (17,600)
Miscellaneous                                                                  (368)          (2,257)           (2,131)
-----------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                      (28,625)         (15,978)          (24,308)
-----------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                            930            4,337              (686)
Cash and Cash Equivalents at Beginning of Year                                5,214              877             1,563
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                   $  6,144         $  5,214         $     877
=======================================================================================================================
Supplemental Cash Flow Information:
Cash paid during the year for-
     Interest (net of amount capitalized)                                   $11,619          $12,960           $12,775
     Income taxes                                                            11,150           10,926            11,316
-----------------------------------------------------------------------------------------------------------------------
( ) Denotes use of cash.
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1997 and 1996
Savannah Electric and Power Company 1997 Annual Report
================================================================================================================================
Assets                                                                                              1997                   1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in thousands)
Utility Plant:
Plant in service, at original cost (Notes 1, 4, 5, and 8)                                      $ 760,694              $ 739,461
Less accumulated provision for depreciation                                                      321,509                304,760
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 439,185                434,701
Construction work in progress                                                                      7,709                 13,463
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            446,894                448,164
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                                     1,783                  1,785
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
Cash and cash equivalents                                                                          6,144                  5,214
Special deposits                                                                                      94                  1,395
Receivables-
   Customer accounts receivable                                                                   21,148                 18,827
   Other accounts and notes receivable                                                               720                    769
   Affiliated companies                                                                            1,128                    844
   Accumulated provision for uncollectible accounts                                                 (354)                  (632)
   Fuel cost under recovery                                                                        7,694                  7,289
Fossil fuel stock, at average cost                                                                 5,205                  5,892
Materials and supplies, at average cost (Note 1)                                                   6,980                  8,013
Prepayments                                                                                        5,922                  4,789
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                             54,681                 52,400
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges and Other Assets:
Deferred charges related to income taxes (Note 6)                                                 17,267                 19,167
Debt issue expense, being amortized                                                                2,255                  2,605
Premium on reacquired debt, being amortized                                                        7,121                  7,142
Prepaid pension costs (Note 2)                                                                     3,424                  1,347
Cash surrender value of life insurance for deferred compensation plans                            12,130                 10,288
Miscellaneous                                                                                      1,797                  2,002
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                             43,994                 42,551
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                   $ 547,352              $ 544,900
================================================================================================================================
The accompanying notes are an integral part of these statements.


BALANCE SHEETS
At December 31, 1997 and 1996
Savannah Electric and Power Company 1997 Annual Report
================================================================================================================================
 CAPITALIZATION AND LIABILITIES                                                                     1997                   1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                           (in thousands)

Capitalization (See accompanying statements):
Common stock equity                                                                            $ 175,631              $ 172,284
Preferred stock                                                                                   35,000                 35,000
Long-term debt                                                                                   142,846                164,406
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            353,477                371,690
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
Amount of securities due within one year (Note 9)                                                 21,764                    637
Notes payable                                                                                          -                  5,000
Accounts payable-
   Affiliated companies                                                                            6,025                  6,374
   Other                                                                                           7,862                 10,201
Customer deposits                                                                                  5,541                  5,232
Taxes accrued-
   Federal and state income                                                                          534                      -
   Other                                                                                           2,791                  1,015
Interest accrued                                                                                   4,963                  5,275
Vacation pay accrued                                                                               1,893                  2,038
Miscellaneous                                                                                      9,031                  7,470
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                             60,404                 43,242
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes (Note 6)                                                        80,697                 76,654
Accumulated deferred investment tax credits (Note 6)                                              12,607                 13,271
Deferred credits related to income taxes (Note 6)                                                 21,469                 22,792
Deferred compensation plans                                                                        9,272                  8,602
Postretirement benefits (Note 2)                                                                   6,011                  5,472
Miscellaneous                                                                                      3,415                  3,177
--------------------------------------------------------------------------------------------------------------------------------
Total                                                                                            133,471                129,968
--------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Matters (Notes 1, 2, 4, 5, and 8)
Total Capitalization and Liabilities                                                           $ 547,352              $ 544,900
================================================================================================================================
The accompanying notes are an integral part of these statements.


STATEMENTS OF CAPITALIZATION
At December 31, 1997 and 1996
Savannah Electric and Power Company 1997 Annual Report
======================================================================================================================

                                                                     1997            1996        1997        1996
----------------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)            (percent of total)
Common Stock Equity (Note 10):
Common stock, par value $5 per share --
     Authorized -- 16,000,000 shares
     Outstanding -- 10,844,635 shares in
         1997 and 1996                                          $  54,223       $  54,223
Paid-in capital                                                     8,688           8,688
Retained earnings                                                 112,720         109,373
----------------------------------------------------------------------------------------------------------------------
Total common stock equity                                         175,631         172,284          49.7%        46.4%
----------------------------------------------------------------------------------------------------------------------
Cumulative Preferred Stock (Note 7):
$25 par value --
     Authorized -- 2,200,000 shares
         6.64% Series -- Outstanding -- 1,400,000 shares          35,000           35,000
----------------------------------------------------------------------------------------------------------------------
Total (annual dividend requirement -- $2,324,000)                 35,000           35,000           9.9         9.4
----------------------------------------------------------------------------------------------------------------------
Long-Term Debt (Note 8):
First mortgage bonds --
     Maturity                         Interest Rates
     July 1, 2003                     6 3/8%                       20,000          20,000
     May 1, 2006                      6.90%                        20,000          20,000
     July 1, 2022                     8.30%                        30,000          30,000
     July 1, 2023                     7.40%                        25,000          25,000
     May 1, 2025                      7 7/8%                       15,000          15,000
----------------------------------------------------------------------------------------------------------------------
Total first mortgage bonds                                        110,000         110,000
Pollution control obligations (Note 8)                             17,955          17,955
Other long-term debt (Note 8)                                      36,655          37,088
----------------------------------------------------------------------------------------------------------------------
Total long-term debt (annual interest
     requirement -- $11,380,000)                                  164,610         165,043
Less amount due within one year (Note 9)                           21,764             637
----------------------------------------------------------------------------------------------------------------------
Long-term debt excluding amount due within one year               142,846         164,406          40.4        44.2
----------------------------------------------------------------------------------------------------------------------
Total Capitalization                                            $ 353,477       $ 371,690         100.0%       100.0%
======================================================================================================================
The accompanying notes are an integral part of these statements



PAGE>
NOTES TO FINANCIAL STATEMENTS
Savannah Electric and Power Company 1997 Annual Report

1.  SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General

Savannah Electric and Power Company (the Company), is a wholly owned subsidiary of Southern Company, which is the parent company of five operating companies, a system service company, Southern Communications Services (Southern Communications), Southern Energy, Inc. (Southern Energy), Southern Nuclear Operating Company (Southern Nuclear), Southern Company Energy Solutions, and other direct and indirect subsidiaries. The operating companies provide electric service in four southeastern states. Contracts among the companies--dealing with jointly owned generating facilities, interconnecting transmission lines, and the exchange of electric power--are regulated by the Federal Energy Regulatory Commission (FERC) and/or the Securities and Exchange Commission. The system service company provides, at cost, specialized services to Southern Company and subsidiary companies. Southern Communications provides digital wireless communications services to the operating companies and also markets these services to the public within the Southeast. Worldwide, Southern Energy develops and manages electricity and other energy related projects, including domestic energy trading and marketing. Southern Nuclear provides services to Southern Company's nuclear power plants. Southern Company Energy Solutions develops new business opportunities related to energy products and services.

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

     Certain prior years' data presented in the financial statements have been reclassified to conform with the current year presentation.

Regulatory Assets and Liabilities

The Company is subject to the provisions of Financial Accounting Standards Board
(FASB) Statement No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets represent probable future revenues to the Company associated with certain costs that are expected to be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are expected to be credited to customers through the ratemaking process. Regulatory assets and (liabilities) reflected in the Balance Sheets at December 31 relate to:

                                           1997          1996
                                    ---------------------------
                                             (in thousands)
Deferred income taxes                  $ 17,267      $ 19,167
Premium on reacquired debt                7,121         7,142
Deferred income tax credits             (21,469)      (22,792)
Storm damage reserves                    (1,500)         (900)
---------------------------------------------------------------
Total                                  $  1,419      $  2,617
===============================================================

     In the event that a portion of the Company's operations is no longer subject to the provisions of Statement No. 71, the Company would be required to write off related net regulatory assets and liabilities that are not specifically recoverable through regulated rates. In addition, the Company would be required to determine if any impairment to other assets exists, including plant, and write down the assets, if impaired, to their fair value.

Revenues and Fuel Costs

The Company accrues revenues for service rendered but unbilled at the end of each fiscal period. Fuel costs are expensed as the fuel is used. The Company's electric rates include provisions to adjust billings for fluctuations in fuel, the energy component of purchased power costs, and certain other costs. Revenues are adjusted for differences between recoverable fuel costs and amounts actually recovered in current rates.

    The Company has a diversified base of customers. No single customer or industry comprises 10 percent or more of revenues. In 1997, uncollectible accounts continued to average less than 1 percent of revenues.

Savannah Electric and Power Company 1997 Annual Report


Depreciation and Amortization

Depreciation of the original cost of depreciable utility plant in service is provided primarily by using composite straight-line rates, which approximated
2.9 percent in 1997, 2.8 percent in 1996 and 2.9 percent in 1995. When property subject to depreciation is retired or otherwise disposed of in the normal course of business, its cost--together with the cost of removal, less salvage--is charged to the accumulated provision for depreciation. Minor items of property included in the original cost of the plant are retired when the related property unit is retired. Depreciation expense includes an amount for the expected cost of removal of certain facilities.

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

Allowance for Funds Used During Construction
    (AFUDC)

AFUDC represents the estimated debt and equity costs of capital funds that are necessary to finance the construction of new facilities. While cash is not realized currently from such allowance, it increases the revenue requirement over the service life of the plant through a higher rate base and higher depreciation expense. The composite rates used by the Company to calculate AFUDC were 9.24 percent in 1997, 8.69 percent in 1996 and 7.42 percent in 1995.

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

Financial Instruments

The Company's financial instruments for which the carrying amounts did not equal fair value at December 31 were as follows:

                                         Long-Term Debt
                                    --------------------------
                                      Carrying           Fair
Year                                    Amount          Value
                                    --------------------------
                                             (in millions)
1997                                      $158           $161
1996                                       155            161
--------------------------------------------------------------

     The fair values for long-term debt were based on either closing market prices or closing prices of comparable instruments.

Materials and Supplies

Generally, materials and supplies include the costs of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, when installed.

Work Force Reduction Program

In 1997, the Company incurred a $1.9 million one-time charge to other operation expense for costs related to the implementation of a work force reduction program.

2.   RETIREMENT BENEFITS

Pension Plan

The Company has a defined benefit, trusteed, non-contributory pension plan that covers substantially all regular employees. Effective January 1, 1998, Savannah Electric and Power Company's pension plan was merged with the Southern Company plan. Benefits are based on the greater of amounts resulting from two different formulas: years of service and final average pay or years of service and a flat-dollar benefit. The Company uses the "projected unit credit" actuarial

Savannah Electric and Power Company 1997 Annual Report


method for funding purposes, subject to limitations under federal income tax regulations. Amounts funded to the pension trust are primarily invested in equity and fixed-income securities. FASB Statement No. 87, Employers' Accounting for Pensions, requires use of the "projected unit credit" actuarial method for financial reporting purposes.

Postretirement Benefits

The Company also provides certain medical care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits when they retire. The Company funds trusts to the extent deductible under federal income tax regulations and to the extent required by the GPSC and the FERC. Amounts funded are primarily invested in equity and fixed--income securities.

     FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that medical care and life insurance benefits for retired employees be accounted for on an accrual basis using a specified actuarial method, "benefit/years-of-service." The cost of postretirement benefits is reflected in rates on a current basis.

Funded Status and Cost of Benefits

The funded status of the plans and reconciliation to amounts reflected in the Balance Sheets at December 31 are as follows:

                                                    Pension
                                        ---------------------------
                                               1997        1996
                                        ---------------------------
                                                 (in thousands)
Actuarial present value of
   benefit obligation:
      Vested benefits                       $40,240     $39,270
      Non-vested benefits                     3,350       2,939
----------------------------------------------------------------
Accumulated benefit obligation               43,590      42,209
Additional amounts related to
   projected salary increases                 8,130       7,705
----------------------------------------------------------------
Projected benefit obligation                 51,720      49,914
Less:
   Fair value of plan assets                 51,630      42,430
   Unrecognized net loss                      1,275       7,147
   Unrecognized prior service cost            1,884       1,240
   Unrecognized net transition
     obligation                                 355         444
----------------------------------------------------------------
Prepaid asset
   recognized in the Balance Sheets         $ 3,424     $ 1,347
================================================================

                                    Postretirement Benefits
                                    -------------------------
                                         1997           1996
                                   --------------------------
                                         (in thousands)
Actuarial present value of
  benefit obligation:
     Retirees and dependents          $12,509        $12,442
     Employees eligible to retire       1,923          1,614
     Other employees                    6,467          6,464
-------------------------------------------------------------
Accumulated benefit obligation         20,899         20,520
Less:
   Fair value of plan assets            3,859          2,473
   Unrecognized net loss                3,737          4,835
   Unrecognized transition
     Obligation                         7,407          7,900
-------------------------------------------------------------
Accrued liability recognized in
   the Balance Sheets                 $ 5,896        $ 5,312
=============================================================

     The weighted average rates assumed in the actuarial calculations for the pension plan were:

                                       1997     1996     1995
                                      --------------------------
  Discount                             7.50%    7.25%    7.25%
  Annual salary increase               5.00     4.75     4.75
  Long-term return on plan assets      8.50     8.75     8.75
  ---------------------------------------------------------------

     An additional assumption used in measuring the accumulated postretirement benefit obligation was a weighted average medical care cost trend rate of 8.8 percent for 1997, decreasing gradually to 5.5 percent through the year 2005 and remaining at that level thereafter. An annual increase in the assumed medical care cost trend rate of 1 percent would increase the accumulated benefit obligation at December 31, 1997, by $1.4 million and the aggregate of the service and interest cost components of the net postretirement cost by $0.1 million.

     Components of the plans' net costs are shown below:

                                               Pension
                                     -----------------------------
                                          1997    1996     1995
                                     -----------------------------
                                            (in thousands)
Benefits earned during the year         $1,393   $1,352    $1,188
Interest cost on projected
   benefit obligation                    3,556    3,389     3,395
Actual (return) loss
   on plan assets                       (7,762)  (4,852)   (5,791)
Net amortization and deferral            4,735    2,439     4,125
------------------------------------------------------------------
Net pension cost                        $1,922   $2,328    $2,917
==================================================================

Savannah Electric and Power Company 1997 Annual Report

     Of the above net pension costs, $1.7 million in 1997, $2.0 million in 1996 and $2.4 million in 1995 were recorded in operating expenses, and the remainder was recorded in construction and other accounts.

                                        Postretirement Benefits
                                     -----------------------------
                                        1997      1996      1995
                                     -----------------------------
                                            (in thousands)
Benefits earned during the year       $  319    $  360    $  504
Interest cost on accumulated
  benefit obligation                   1,499     1,422     1,638
Amortization of transition
  Obligation                             494       494       723
Actual (return) loss
  on plan assets                        (346)     (145)      (34)
Net amortization and deferral            260       187        93
------------------------------------------------------------------
Net postretirement costs              $2,226    $2,318    $2,924
==================================================================

     Of the above net postretirement costs, $1.9 million in 1997, $2.0 million in 1996 and $2.4 million in 1995 were recorded in operating expenses. The remainder for each year was charged to construction and other accounts.

     The Company has a supplemental retirement plan for certain executive employees. The plan is unfunded and payable from the general funds of the Company. The Company has purchased life insurance on participating executives, and plans to use these policies to satisfy this obligation. Benefit costs associated with this plan were $0.4 million for 1997, 1996 and 1995.

3.  REGULATORY MATTERS

Rates to retail customers served by the Company are regulated by the GPSC. As part of the Company's most recent rate settlement in 1992, it was informally agreed that the Company's earned rate of return on common equity should be 12.95 percent. The Company is currently undergoing an earnings review by the GPSC, and to date, the GPSC has made no determination.

4.  CONSTRUCTION PROGRAM

The Company is engaged in a continuous construction program, currently estimated to total $22 million in 1998, $23 million in 1999 and $21 million in 2000. The construction program is subject to periodic review and revision, and actual construction costs may vary from the above estimates because of numerous factors. These factors include: changes in business conditions; revised load growth estimates; changes in environmental regulations; increasing cost of labor, equipment and materials; and changes in cost of capital. The Company does not have any traditional baseload generating plants under construction. However, construction related to transmission and distribution facilities and the upgrading and extension of the useful lives of generating plants will continue.

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

Bank Credit Arrangements

At the end of 1997, unused credit arrangements with five banks totaled $20.5 million and expire at various times during 1998.

     The Company's revolving credit arrangements of $20 million, of which $20 million remained unused as of December 31, 1997, expire December 31, 2000. These agreements allow short-term borrowings to be converted into term loans, payable in 12 equal quarterly installments, with the first installment due at the end of the first calendar quarter after the applicable termination date or at an earlier date at the Company's option.

     In connection with these credit arrangements, the Company agrees to pay commitment fees based on the unused portions of the commitments.

Assets Subject to Lien

As amended and supplemented, the Company's Indenture of Mortgage, which secures the first mortgage bonds issued by the Company, constitutes a direct first lien on substantially all of the Company's fixed property and franchises. A second lien for $10 million of bank debt is secured by a portion of the Plant Kraft

Savannah Electric and Power Company 1997 Annual Report


property and a second lien for a $14 million bank note is secured by a portion of the Plant McIntosh property.

Operating Leases

The Company has rental agreements with various terms and expiration dates. Rental expenses totaled $1.2 million for 1997, $1.6 million for 1996, and $1.3 million for 1995. The Company entered into a 22.5 year lease agreement effective December 1, 1995 for 100 new aluminum rail cars at an annual cost of approximately $0.5 million. The rail cars are used to transport coal to one of the Company's generating plants.

     At December 31, 1997, estimated future minimum lease payments for non-cancelable operating leases were as follows:

                                               Amounts
                                         --------------------
                                           (in thousands)
1998                                         $1,077
1999                                            483
2000                                            483
2001                                            483
2002 and thereafter                           7,935
-------------------------------------------------------------

6.  INCOME TAXES

At December 31, 1997, tax-related regulatory assets and liabilities were $17 million and $21 million, respectively. The assets are attributable to tax benefits flowed through to customers in prior years and to taxes applicable to capitalized AFUDC. The liabilities are attributable to deferred taxes previously recognized at rates higher than current enacted tax law and to unamortized investment tax credits.

     Details of income tax provisions are as follows:

                                       1997      1996       1995
                                 --------------------------------
                                         (in thousands)
Total provision for income taxes
Federal --
   Currently payable                 $9,743   $ 7,084    $10,427
   Deferred  -- current year          4,522     8,216      5,290
             -- reversal of
                prior years          (1,381)   (1,989)    (1,661)
-----------------------------------------------------------------
                                     12,884     13,311    14,056
-----------------------------------------------------------------
State --
   Currently payable                  1,603        575     1,941
   Deferred  -- current year            569      1,216       695
             -- reversal of
                prior years             130         39        35
-----------------------------------------------------------------
                                      2,302      1,830     2,671
-----------------------------------------------------------------
Total                                15,186     15,141    16,727
Less income taxes credited
   to other income                   (1,233)   (1,034)      (651)
-----------------------------------------------------------------
Total income taxes
   charged to operations            $16,419   $16,175    $17,378
=================================================================

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows:

                                                1997       1996
                                            --------------------
Deferred tax liabilities:                       (in thousands)
   Accelerated depreciation                  $72,663    $67,104
   Property basis differences                  8,034      9,550
   Other                                       5,850      5,703
----------------------------------------------------------------
Total                                         86,547     82,357
----------------------------------------------------------------
Deferred tax assets:
   Pension and other benefits                  5,338      5,183
   Other                                       2,957      2,186
----------------------------------------------------------------
Total                                          8,295      7,369
----------------------------------------------------------------
Net deferred tax liabilities                  78,252     74,988
Portions included in current assets, net       2,445      1,666
----------------------------------------------------------------
Accumulated deferred income taxes
   in the Balance Sheets                     $80,697    $76,654
================================================================

     Deferred investment tax credits are amortized over the life of the related property with such amortization normally applied as a credit to reduce depreciation in the Statements of Income. Credits amortized in this manner amounted to $0.7 million in 1997, 1996 and 1995. At December 31, 1997, all investment tax credits available to reduce federal income taxes payable had been utilized.

Savannah Electric and Power Company 1997 Annual Report

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                      1997      1996     1995
                                    -----------------------------
   Federal statutory tax rate           35%       35%      35%
   State income tax, net of
      federal income tax benefit         4         3        4
   Other                                (2)       (1)       -
   --------------------------------------------------------------
   Effective income tax rate            37%       37%      39%
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

     In April 1997, the Company issued $14 million in variable rate pollution control obligations (bank note) maturing in 2037. The Company redeemed all of its remaining outstanding 6 3/4% Pollution Control Bonds due 2022.

     The sinking fund requirements of first mortgage bonds were satisfied by certifying property additions in 1997 and by cash redemption in 1996. The 1998 requirement will be satisfied by cash redemption. Sinking fund requirements and/or maturities through 2002 applicable to long-term debt are as follows:
$21.8 million in 1998; $0.6 million in 1999; $0.6 million in 2000; $10.5 million in 2001; and $0.4 million in 2002.

     Details of pollution control obligations and other long-term debt at December 31 are as follows:

                                             1997        1996
                                         ------------------------
                                             (in thousands)
Collateralized obligations incurred
in connection with the sale by public
authorities of tax-exempt pollution
control revenue bonds --
   Variable rate (4.20% at 1/1/98)
     due 2016                              $ 4,085     $ 4,085
   6 3/4% due 2022                               -      13,870
   Variable rate bank note
     (5.05% at 1/1/98) due 2037             13,870           -
Capital lease obligations --
   Coal unloading facility
     Variable rate (6.25% at 1/1/98)         5,867       6,667
   Transportation fleet                        788         421
Notes Payable --
   6.88% due 2001                           10,000      10,000
   Variable rate (6.06% at 1/1/98)
     due 1998                               15,000      15,000
   Variable rate (6.06% at 1/1/98)
     due 1998                                5,000       5,000
----------------------------------------------------------------
Total                                      $54,610     $55,043
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

Savannah Electric and Power Company 1997 Annual Report

9.  LONG-TERM DEBT DUE WITHIN ONE YEAR

A summary of the sinking fund requirements and scheduled maturities and redemptions of long-term debt due within one year at December 31 is as follows:

                                                  1997         1996
                                             -------------------------
                                                   (in thousands)
Bond sinking fund requirement                  $ 1,100        $1,100
Less:
   Portion to be satisfied by
     certifying property additions                   -         1,100
--------------------------------------------------------------------
Cash sinking fund requirement                    1,100             -
Other long-term debt maturities (Note 8)        20,664           637
--------------------------------------------------------------------
Total                                          $21,764        $  637
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

10.  COMMON STOCK DIVIDEND
     RESTRICTIONS

The Company's Charter and Indenture contain certain limitations on the payment of cash dividends on preferred and common stocks. At December 31, 1997, approximately $68 million of retained earnings was restricted against the payment of cash dividends on common stock under the terms of the Indenture.

11.  QUARTERLY FINANCIAL INFORMATIO
     (Unaudited)

Summarized quarterly financial data for 1997 and 1996 are as follows (in thousands):

                                               Net Income After
                     Operating    Operating      Dividends on
Quarter Ended         Revenues      Income     Preferred Stock
-----------------------------------------------------------------

March 1997              $42,945      $ 6,117         $ 2,545
June 1997                52,516        8,626           5,136
September 1997           79,900       17,531          14,276
December 1997            50,916        4,950           1,890

March 1996              $50,575      $ 6,562         $ 2,740
June 1996                61,906        9,786           5,859
September 1996           73,359       16,542          12,815
December 1996            48,234        5,994           2,526
-----------------------------------------------------------------

     The Company's business is influenced by seasonal weather conditions and a seasonal rate structure, among other factors.


SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1997 Annual Report

==============================================================================================================================
                                                                                          1997           1996            1995
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                                     $226,277       $234,074        $225,729
Net Income after Dividends
     on Preferred and Preference Stocks (in thousands)                                 $23,847        $23,940         $23,395
Cash Dividends on Common Stock (in thousands)                                          $20,500        $19,600         $17,600
Return on Average Common Equity (percent)                                                13.71          14.08           14.20
Total Assets (in thousands)                                                           $547,352       $544,900        $524,662
Gross Property Additions (in thousands)                                                $18,846        $28,950         $26,503
------------------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                                   $175,631       $172,284        $167,812
Preferred stock                                                                         35,000         35,000          35,000
Preferred and preference stock subject
     to mandatory redemption                                                                 -              -               -
Long-term debt                                                                         142,846        164,406         153,679
------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                         $353,477       $371,690        $356,491
==============================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                                       49.7           46.4            47.1
Preferred and preference stock                                                             9.9            9.4             9.8
Long-term debt                                                                            40.4           44.2            43.1
------------------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                            100.0          100.0           100.0
==============================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                                       -         20,000          15,000
Retired                                                                                      -         29,400          29,250
Preferred and Preference Stock (in thousands):
Issued                                                                                       -              -               -
Retired                                                                                      -              -               -
------------------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                                A1             A1              A1
     Standard and Poor's                                                                   AA-             A+              A+
Preferred Stock -
     Moody's                                                                              ""a2"          ""a2"           ""a2"
     Standard and Poor's                                                                     A              A               A
------------------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                            109,092        106,657         104,624
Commercial                                                                              14,233         13,877          13,339
Industrial                                                                                  64             65              65
Other                                                                                    1,129          1,097           1,048
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                  124,518        121,696         119,076
==============================================================================================================================
Employees (year-end)                                                                       535            571             584

Note:
NR = Not Rated



SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1997 Annual Report

==================================================================================================================
                                                                              1994           1993            1992
------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                         $211,785       $218,442        $197,761
Net Income after Dividends
     on Preferred and Preference Stocks (in thousands)                     $22,110        $21,459         $20,512
Cash Dividends on Common Stock (in thousands)                              $16,300        $21,000         $22,000
Return on Average Common Equity (percent)                                    14.00          13.73           12.89
Total Assets (in thousands)                                               $518,305       $527,187        $352,175
Gross Property Additions (in thousands)                                    $30,078        $72,858         $30,132
------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                       $161,581       $154,269        $158,376
Preferred stock                                                             35,000         35,000          20,000
Preferred and preference stock subject
     to mandatory redemption                                                     -              -               -
Long-term debt                                                             155,922        151,338         110,767
------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                             $352,503       $340,607        $289,143
==================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                           45.8           45.3            54.8
Preferred and preference stock                                                 9.9           10.3             6.9
Long-term debt                                                                44.3           44.4            38.3
------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                100.0          100.0           100.0
==================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                           -         45,000          30,000
Retired                                                                      5,065              -          38,750
Preferred and Preference Stock (in thousands):
Issued                                                                           -         35,000               -
Retired                                                                          -         20,000               -
------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                    A1             A1              A1
     Standard and Poor's                                                         A              A               A
Preferred Stock -
     Moody's                                                                  ""a2"          ""a2"           ""a2"
     Standard and Poor's                                                        A-             A-              A-
------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                103,199        101,032          99,164
Commercial                                                                  13,015         12,702          12,416
Industrial                                                                      65             69              73
Other                                                                        1,007            957             940
------------------------------------------------------------------------------------------------------------------
Total                                                                      117,286        114,760         112,593
==================================================================================================================
Employees (year-end)                                                           616            665             688

Note:
NR = Not Rated


                                       II-248A

SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1997 Annual Report

=======================================================================================================================
                                                                                 1991           1990            1989
-----------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                            $189,646       $205,635        $201,799
Net Income after Dividends
     on Preferred and Preference Stocks (in thousands)                        $24,030        $26,254         $25,535
Cash Dividends on Common Stock (in thousands)                                 $22,000        $22,000         $20,000
Return on Average Common Equity (percent)                                       15.13          16.85           16.88
Total Assets (in thousands)                                                  $352,505       $340,050        $349,887
Gross Property Additions (in thousands)                                       $19,478        $20,086         $18,831
-----------------------------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                          $159,841       $157,811        $153,737
Preferred stock                                                                20,000         20,000          22,300
Preferred and preference stock subject
     to mandatory redemption                                                        -              -           2,884
Long-term debt                                                                119,280        112,377         117,522
-----------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                $299,121       $290,188        $296,443
=======================================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                              53.4           54.4            51.9
Preferred and preference stock                                                    6.7            6.9             8.5
Long-term debt                                                                   39.9           38.7            39.6
-----------------------------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                   100.0          100.0           100.0
=======================================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                         30,000              -          30,000
Retired                                                                        22,500          9,135          18,275
Preferred and Preference Stock (in thousands):
Issued                                                                              -              -               -
Retired                                                                             -          5,374           6,591
-----------------------------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                       A1             A1              A1
     Standard and Poor's                                                            A              A               A
Preferred Stock -
     Moody's                                                                     ""a2"          ""a2"           ""a2"
     Standard and Poor's                                                           A-             A-              A-
-----------------------------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                    97,446         96,452          94,766
Commercial                                                                     12,153         12,045          12,298
Industrial                                                                         73             76              69
Other                                                                             897            867             856
-----------------------------------------------------------------------------------------------------------------------
Total                                                                         110,569        109,440         107,989
=======================================================================================================================
Employees (year-end)                                                              672            648             643

Note:
NR = Not Rated


                                       II-248B

SELECTED FINANCIAL AND OPERATING DATA
Savannah Electric and Power Company 1997 Annual Report

====================================================================================================
                                                                                1988           1987
----------------------------------------------------------------------------------------------------
Operating Revenues (in thousands)                                           $182,440       $174,707
Net Income after Dividends
     on Preferred and Preference Stocks (in thousands)                       $24,272        $22,086
Cash Dividends on Common Stock (in thousands)                                $11,700        $10,741
Return on Average Common Equity (percent)                                      17.03          17.03
Total Assets (in thousands)                                                 $347,051       $340,109
Gross Property Additions (in thousands)                                      $23,254        $32,276
----------------------------------------------------------------------------------------------------
Capitalization (in thousands):
Common stock equity                                                         $148,883       $136,207
Preferred stock                                                               22,300          2,300
Preferred and preference stock subject
     to mandatory redemption                                                   3,075          9,665
Long-term debt                                                                98,285        129,329
----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                               $272,543       $277,501
====================================================================================================
Capitalization Ratios (percent):
Common stock equity                                                             54.6           49.1
Preferred and preference stock                                                   9.3            4.3
Long-term debt                                                                  36.1           46.6
----------------------------------------------------------------------------------------------------
Total (excluding amounts due within one year)                                  100.0          100.0
====================================================================================================
First Mortgage Bonds (in thousands):
Issued                                                                             -              -
Retired                                                                       12,231         10,239
Preferred and Preference Stock (in thousands):
Issued                                                                        20,000              -
Retired                                                                          553            588
----------------------------------------------------------------------------------------------------
Security Ratings:
First Mortgage Bonds -
     Moody's                                                                      A1             A3
     Standard and Poor's                                                          A-             A-
Preferred Stock -
     Moody's                                                                    ""a2"            NR
     Standard and Poor's                                                        BBB+           BBB+
----------------------------------------------------------------------------------------------------
Customers (year-end):
Residential                                                                   93,486         92,094
Commercial                                                                    12,135         11,812
Industrial                                                                        69             67
Other                                                                            828            762
----------------------------------------------------------------------------------------------------
Total                                                                        106,518        104,735
====================================================================================================
Employees (year-end)                                                             655            655

Note:
NR = Not Rated




                                       II-248C


SELECTED FINANCIAL AND OPERATING DATA (continued)
Savannah Electric and Power Company 1997 Annual Report
==============================================================================================================================
                                                                                          1997           1996            1995
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                            $96,587       $101,607         $95,208
Commercial                                                                              78,949         80,494          75,117
Industrial                                                                              35,301         37,077          36,040
Other                                                                                    8,621          8,804           8,386
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                           219,458        227,982         214,751
Sales for resale - non-affiliates                                                        3,467          1,998           1,851
Sales for resale - affiliates                                                            2,052          3,130           7,200
------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                               224,977        233,110         223,802
Other revenues                                                                           1,300            964           1,927
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $226,277       $234,074        $225,729
==============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                          1,428,337      1,456,651       1,402,148
Commercial                                                                           1,156,078      1,141,218       1,099,570
Industrial                                                                             881,261        838,753         887,141
Other                                                                                  124,490        126,215         126,057
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                         3,590,166      3,562,837       3,514,916
Sales for resale - non-affiliates                                                       94,280         91,610          87,747
Sales for resale - affiliates                                                           54,509         41,808          63,731
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                3,738,955      3,696,255       3,666,394
==============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                               6.76           6.98            6.79
Commercial                                                                                6.83           7.05            6.83
Industrial                                                                                4.01           4.42            4.06
Total retail                                                                              6.11           6.40            6.11
Sale for resale                                                                           3.71           3.84            5.98
Total sales                                                                               6.02           6.31            6.10
Residential Average Annual Kilowatt-Hour Use Per Customer                               13,231         13,771          13,478
Residential Average Annual Revenue Per Customer                                        $894.73        $960.58         $915.15
Plant Nameplate Capacity Ratings (year-end) (megawatts)                                    788            788             788
Maximum Peak-Hour Demand (megawatts):
Winter                                                                                     625            666             630
Summer                                                                                     802            811             811
Annual Load Factor (percent)                                                              54.3           53.1            52.9
Plant Availability - Fossil-Steam (percent)                                               93.7           77.6            83.3
------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                      34.4           27.7            23.9
Oil and gas                                                                                5.2            3.1             5.9
Purchased power -
     From non-affiliates                                                                   1.4            2.1             2.3
     From affiliates                                                                      59.0           67.1            67.9
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    100.0          100.0           100.0
==============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                     11,495         11,888          12,146
Cost of fuel per million BTU (cents)                                                    197.19         203.36          179.25
Average cost of fuel per net kilowatt-hour generated (cents)                              2.27           2.42            2.18
==============================================================================================================================


SELECTED FINANCIAL AND OPERATING DATA (continued)
Savannah Electric and Power Company 1997 Annual Report
==============================================================================================================================
                                                                                          1994           1993            1992
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                            $89,195        $93,883         $82,670
Commercial                                                                              71,227         71,320          64,756
Industrial                                                                              32,906         36,180          33,171
Other                                                                                    7,946          7,810           7,095
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                           201,274        209,193         187,692
Sales for resale - non-affiliates                                                        4,786          6,021           7,821
Sales for resale - affiliates                                                            6,446          2,433           1,505
------------------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                               212,506        217,647         197,018
Other revenues                                                                            (721)           795             743
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                 $211,785       $218,442        $197,761
==============================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                          1,298,122      1,329,362       1,216,993
Commercial                                                                           1,045,831      1,015,935         953,840
Industrial                                                                             799,543        854,324         861,121
Other                                                                                  119,593        115,969         110,270
------------------------------------------------------------------------------------------------------------------------------
Total retail                                                                         3,263,089      3,315,590       3,142,224
Sales for resale - non-affiliates                                                      201,716        247,203         367,066
Sales for resale - affiliates                                                           93,001         75,384          37,632
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                3,557,806      3,638,177       3,546,922
==============================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                               6.87           7.06            6.79
Commercial                                                                                6.81           7.02            6.79
Industrial                                                                                4.12           4.23            3.85
Total retail                                                                              6.17           6.31            5.97
Sale for resale                                                                           3.81           2.62            2.30
Total sales                                                                               5.97           5.98            5.55
Residential Average Annual Kilowatt-Hour Use Per Customer                               12,686         13,269          12,369
Residential Average Annual Revenue Per Customer                                        $871.68        $937.07         $840.23
Plant Nameplate Capacity Ratings (year-end) (megawatts)                                    788            628             628
Maximum Peak-Hour Demand (megawatts):
Winter                                                                                     617            524             533
Summer                                                                                     729            747             695
Annual Load Factor (percent)                                                              54.3           54.1            55.0
Plant Availability - Fossil-Steam (percent)                                               81.0           90.2            89.1
------------------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                      18.6           21.5            12.0
Oil and gas                                                                                1.8            4.5             2.9
Purchased power -
     From non-affiliates                                                                   1.5            0.9             1.0
     From affiliates                                                                      78.1           73.1            84.1
-----------------------------------------------------------------------------------------------------------------------------
Total                                                                                    100.0          100.0           100.0
==============================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                     11,786         11,515          12,547
Cost of fuel per million BTU (cents)                                                    205.03         215.97          201.50
Average cost of fuel per net kilowatt-hour generated (cents)                              2.42           2.49            2.53
==============================================================================================================================



                                      II-250A


SELECTED FINANCIAL AND OPERATING DATA (continued)
Savannah Electric and Power Company 1997 Annual Report
==================================================================================================================
                                                                              1991           1990            1989
------------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                $80,541        $87,063         $85,113
Commercial                                                                  61,827         65,462          65,474
Industrial                                                                  30,492         30,237          28,304
Other                                                                        6,561          6,782           6,892
------------------------------------------------------------------------------------------------------------------
Total retail                                                               179,421        189,544         185,783
Sales for resale - non-affiliates                                            7,813          9,482           8,814
Sales for resale - affiliates                                                1,430          5,566           6,025
------------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                   188,664        204,592         200,622
Other revenues                                                                 982          1,043           1,177
------------------------------------------------------------------------------------------------------------------
Total                                                                     $189,646       $205,635        $201,799
==================================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                              1,195,005      1,183,486       1,109,976
Commercial                                                                 925,757        892,931         839,756
Industrial                                                                 825,862        644,704         561,063
Other                                                                      106,683        103,539         101,164
------------------------------------------------------------------------------------------------------------------
Total retail                                                             3,053,307      2,824,660       2,611,959
Sales for resale - non-affiliates                                          372,085        441,090         437,943
Sales for resale - affiliates                                               32,581        294,042         303,142
------------------------------------------------------------------------------------------------------------------
Total                                                                    3,457,973      3,559,792       3,353,044
==================================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                   6.74           7.36            7.67
Commercial                                                                    6.68           7.33            7.80
Industrial                                                                    3.69           4.69            5.04
Total retail                                                                  5.88           6.71            7.11
Sale for resale                                                               2.28           2.05            2.00
Total sales                                                                   5.46           5.75            5.98
Residential Average Annual Kilowatt-Hour Use Per Customer                   12,323         12,339          11,781
Residential Average Annual Revenue Per Customer                            $830.54        $907.68         $903.37
Plant Nameplate Capacity Ratings (year-end) (megawatts)                        605            605             605
Maximum Peak-Hour Demand (megawatts):
Winter                                                                         526            428             548
Summer                                                                         691            648             613
Annual Load Factor (percent)                                                  54.1           53.2            52.4
Plant Availability - Fossil-Steam (percent)                                   76.9           89.6            94.7
------------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                          16.3           52.8            63.5
Oil and gas                                                                    1.7            3.4             1.4
Purchased power -
     From non-affiliates                                                       0.4            0.8             1.5
     From affiliates                                                          81.6           43.0            33.6
------------------------------------------------------------------------------------------------------------------
Total                                                                        100.0          100.0           100.0
==================================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                         10,917         10,741          10,611
Cost of fuel per million BTU (cents)                                        199.42         188.18          180.48
Average cost of fuel per net kilowatt-hour generated (cents)                  2.18           2.02            1.92
==================================================================================================================



                                       II-250B


SELECTED FINANCIAL AND OPERATING DATA (continued)
Savannah Electric and Power Company 1997 Annual Report
==============================================================================================================
                                                                                          1988           1987
--------------------------------------------------------------------------------------------------------------
Operating Revenues (in thousands):
Residential                                                                            $81,098        $79,785
Commercial                                                                              62,640         60,285
Industrial                                                                              26,865         27,422
Other                                                                                    6,557          6,315
--------------------------------------------------------------------------------------------------------------
Total retail                                                                           177,160        173,807
Sales for resale - non-affiliates                                                          808              -
Sales for resale - affiliates                                                            3,567              -
--------------------------------------------------------------------------------------------------------------
Total revenues from sales of electricity                                               181,535        173,807
Other revenues                                                                             905            900
--------------------------------------------------------------------------------------------------------------
Total                                                                                 $182,440       $174,707
==============================================================================================================
Kilowatt-Hour Sales (in thousands):
Residential                                                                          1,067,411      1,044,554
Commercial                                                                             806,687        775,643
Industrial                                                                             533,604        557,281
Other                                                                                   97,072         94,949
--------------------------------------------------------------------------------------------------------------
Total retail                                                                         2,504,774      2,472,427
Sales for resale - non-affiliates                                                       24,168              -
Sales for resale - affiliates                                                          156,106              -
--------------------------------------------------------------------------------------------------------------
Total                                                                                2,685,048      2,472,427
==============================================================================================================
Average Revenue Per Kilowatt-Hour (cents):
Residential                                                                               7.60           7.64
Commercial                                                                                7.77           7.77
Industrial                                                                                5.03           4.92
Total retail                                                                              7.07           7.03
Sale for resale                                                                           2.43           -
Total sales                                                                               6.76           7.03
Residential Average Annual Kilowatt-Hour Use Per Customer                               11,489         11,481
Residential Average Annual Revenue Per Customer                                        $872.87        $876.95
Plant Nameplate Capacity Ratings (year-end) (megawatts)                                    605            605
Maximum Peak-Hour Demand (megawatts):
Winter                                                                                     471            414
Summer                                                                                     574            562
Annual Load Factor (percent)                                                              53.4           53.6
Plant Availability - Fossil-Steam (percent)                                               77.1           81.2
--------------------------------------------------------------------------------------------------------------
Source of Energy Supply (percent):
Coal                                                                                      79.8           74.3
Oil and gas                                                                                5.4            4.4
Purchased power -
     From non-affiliates                                                                   5.9           19.9
     From affiliates                                                                       8.9            1.4
--------------------------------------------------------------------------------------------------------------
Total                                                                                    100.0          100.0
==============================================================================================================
Total Fuel Economy Data:
BTU per net kilowatt-hour generated                                                     10,683         10,551
Cost of fuel per million BTU (cents)                                                    178.31         176.10
Average cost of fuel per net kilowatt-hour generated (cents)                              1.90           1.86
==============================================================================================================



                                       II-250C

STATEMENTS OF INCOME
Savannah Electric and Power Company
===================================================================================================================================
For the Years Ended December 31,                                                             1997          1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                                                 $224,225      $230,944        $218,529
Revenues from affiliates                                                                    2,052         3,130           7,200
-----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                  226,277       234,074         225,729
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
       Fuel                                                                                35,563        29,139          25,386
       Purchased power from non-affiliates                                                  2,347         2,350           2,139
       Purchased power from affiliates                                                     42,107        58,591          53,252
       Other                                                                               47,735        44,007          45,214
Maintenance                                                                                13,236        14,140          13,668
Depreciation and amortization                                                              20,152        19,113          18,949
Taxes other than income taxes                                                              11,494        11,675          11,465
Federal and state income taxes                                                             16,419        16,175          17,378
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                  189,053       195,190         187,451
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                           37,224        38,884          38,278
Other Income (Expense):
Allowance for equity funds used during construction                                           239           317             163
Interest income                                                                               279           201             164
Other, net                                                                                   (781)       (1,756)           (618)
Income taxes applicable to other income                                                     1,233         1,034             651
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                             38,194        38,680          38,638
-----------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                                 10,907        11,563          12,380
Allowance for debt funds used during construction                                            (164)         (333)           (450)
Interest on notes payable                                                                     172           229             135
Amortization of debt discount, premium, and expense, net                                      739           579             448
Other interest charges                                                                        369           378             406
-----------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                       12,023        12,416          12,919
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                                   26,171        26,264          25,719
Cumulative effect as of January 1, 1988, of accruing unbilled
       revenues--less income taxes of $1,164(000)                                               -             -               -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                 26,171        26,264          25,719
Dividends on Preferred and Preference Stock                                                 2,324         2,324           2,324
-----------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock                             $ 23,847      $ 23,940        $ 23,395
===================================================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
     Assuming Change in Method of Recording
     Revenues Was Applied Retroactively                                                  $ 23,847      $ 23,940        $  23,395


STATEMENTS OF INCOME
Savannah Electric and Power Company
===================================================================================================================================
For the Years Ended December 31,                                                             1994          1993            1992
-----------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                                                 $205,339      $216,009        $196,256
Revenues from affiliates                                                                    6,446         2,433           1,505
-----------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                  211,785       218,442         197,761
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
       Fuel                                                                                18,555        24,976          14,162
       Purchased power from non-affiliates                                                  1,839           793             494
       Purchased power from affiliates                                                     55,822        56,274          56,492
       Other                                                                               41,623        45,610          36,884
Maintenance                                                                                12,560        13,516          14,232
Depreciation and amortization                                                              17,854        16,467          16,829
Taxes other than income taxes                                                              11,074        11,136          10,231
Federal and state income taxes                                                             16,289        15,436          14,566
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                  175,616       184,208         163,890
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                           36,169        34,234          33,871
Other Income (Expense):
Allowance for equity funds used during construction                                           831           958             446
Interest income                                                                                54           209             276
Other, net                                                                                 (1,032)       (1,841)         (1,450)
Income taxes applicable to other income                                                       864         1,117             758
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                             36,886        34,677          33,901
-----------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                                 12,585        10,696          10,870
Allowance for debt funds used during construction                                          (1,225)         (699)           (289)
Interest on notes payable                                                                     205           240              15
Amortization of debt discount, premium, and expense, net                                      550           535             427
Other interest charges                                                                        337           340             466
-----------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                       12,452        11,112          11,489
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                                   24,434        23,565          22,412
Cumulative effect as of January 1, 1988, of accruing unbilled
       revenues--less income taxes of $1,164(000)                                               -             -               -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                 24,434        23,565          22,412
Dividends on Preferred and Preference Stock                                                 2,324         2,106           1,900
-----------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock                             $ 22,110      $ 21,459        $ 20,512
===================================================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
       Assuming Change in Method of Recording
       Revenues Was Applied Retroactively                                                $ 22,110      $ 21,459        $ 20,512


                                     II-252A


STATEMENTS OF INCOME
Savannah Electric and Power Company

================================================================================================================================
For the Years Ended December 31,                                                             1991          1990            1989
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                                                 $188,216      $200,069        $195,774
Revenues from affiliates                                                                    1,430         5,566           6,025
--------------------------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                  189,646       205,635         201,799
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
       Fuel                                                                                14,415        42,630          44,224
       Purchased power from non-affiliates                                                    297           611             616
       Purchased power from affiliates                                                     49,007        34,648          26,361
       Other                                                                               32,945        30,630          29,371
Maintenance                                                                                12,475        12,754          12,281
Depreciation and amortization                                                              16,549        16,118          20,343
Taxes other than income taxes                                                              10,122         9,798           9,152
Federal and state income taxes                                                             16,195        17,611          17,571
--------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                  152,005       164,800         159,919
--------------------------------------------------------------------------------------------------------------------------------
Operating Income                                                                           37,641        40,835          41,880
Other Income (Expense):
Allowance for equity funds used during construction                                           170           193               -
Interest income                                                                               589           741             719
Other, net                                                                                   (879)         (803)           (672)
Income taxes applicable to other income                                                       722           187             192
--------------------------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                             38,243        41,153          42,119
--------------------------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                                 11,486        12,052          12,287
Allowance for debt funds used during construction                                            (103)         (194)           (112)
Interest on notes payable                                                                      25           116             402
Amortization of debt discount, premium, and expense, net                                      380           241             274
Other interest charges                                                                        525           665           1,313
--------------------------------------------------------------------------------------------------------------------------------
Net interest charges                                                                       12,313        12,880          14,164
--------------------------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                                   25,930        28,273          27,955
Cumulative effect as of January 1, 1988, of accruing unbilled
       revenues--less income taxes of $1,164(000)                                               -             -               -
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                 25,930        28,273          27,955
Dividends on Preferred and Preference Stock                                                 1,900         2,019           2,420
--------------------------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock                             $ 24,030      $ 26,254        $ 25,535
================================================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
       Assuming Change in Method of Recording
       Revenues Was Applied Retroactively                                                $ 24,030      $ 26,254        $ 25,535


                                     II-252B


STATEMENTS OF INCOME
Savannah Electric and Power Company
================================================================================================================
For the Years Ended December 31,                                                             1988          1987
----------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Revenues:
Revenues                                                                                 $178,873      $174,707
Revenues from affiliates                                                                    3,567             -
----------------------------------------------------------------------------------------------------------------
Total operating revenues                                                                  182,440       174,707
----------------------------------------------------------------------------------------------------------------
Operating Expenses:
Operation --
       Fuel                                                                                46,578        38,597
       Purchased power from non-affiliates                                                  3,593        11,453
       Purchased power from affiliates                                                      6,586         1,186
       Other                                                                               28,271        25,642
Maintenance                                                                                14,261        13,629
Depreciation and amortization                                                              19,771        18,152
Taxes other than income taxes                                                               9,209         9,088
Federal and state income taxes                                                             14,017        16,969
----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                                  142,286       134,716
----------------------------------------------------------------------------------------------------------------
Operating Income                                                                           40,154        39,991
Other Income (Expense):
Allowance for equity funds used during construction                                           273           512
Interest income                                                                               355           925
Other, net                                                                                 (1,423)         (464)
Income taxes applicable to other income                                                       459          (317)
----------------------------------------------------------------------------------------------------------------
Income Before Interest Charges                                                             39,818        40,647
----------------------------------------------------------------------------------------------------------------
Interest Charges:
Interest on long-term debt                                                                 15,603        17,127
Allowance for debt funds used during construction                                            (330)         (459)
Interest on notes payable                                                                     230            70
Amortization of debt discount, premium, and expense, net                                      196           237
Other interest charges                                                                        336           251
----------------------------------------------------------------------------------------------------------------
Net interest charges                                                                       16,035        17,226
----------------------------------------------------------------------------------------------------------------
Income Before Cumulative Effect of a
  Change in Method of Recording Revenues                                                   23,783        23,421
Cumulative effect as of January 1, 1988, of accruing unbilled
       revenues--less income taxes of $1,164(000)                                           1,920             -
----------------------------------------------------------------------------------------------------------------
Net Income                                                                                 25,703        23,421
Dividends on Preferred and Preference Stock                                                 1,431         1,335
----------------------------------------------------------------------------------------------------------------
Net Income After Dividends on Preferred and Preference Stock                             $ 24,272      $ 22,086
================================================================================================================

Pro Forma Net Income After Dividends on Preferred Stock
       Assuming Change in Method of Recording
       Revenues Was Applied Retroactively                                                $ 22,352      $ 21,865


                                    II-252C


STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company

================================================================================================================================
For the Years Ended December 31,                                                             1997          1996            1995
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                               $ 26,171      $ 26,264        $ 25,719
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                     21,083        20,246          20,535
         Deferred income taxes, net                                                         3,841         7,482           4,359
         Deferred investment tax credits, net                                                   -             -               -
         Allowance for equity funds used during construction                                 (239)         (317)           (163)
         Other, net                                                                        (2,577)         (641)             35
         Changes in certain current assets and liabilities --
            Receivables, net                                                               (3,239)         (641)         (6,241)
            Inventories                                                                     1,720           410           2,318
            Payables                                                                       (1,608)        4,242           2,213
            Other                                                                           4,667        (4,607)         (1,848)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                                49,819        52,438          46,927
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                  (18,846)      (28,950)        (26,503)
Sales of property                                                                               -             -               -
Other                                                                                      (1,418)       (3,173)          3,198
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                    (20,264)      (32,123)        (23,305)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Preferred stock                                                                            -             -               -
     First mortgage bonds                                                                       -        20,000          15,000
     Pollution control bonds                                                               13,870             -               -
     Other long-term debt                                                                       -        17,000          33,500
     Common stock                                                                               -             -               -
Retirements:
     Preferred and preference stock                                                             -             -               -
     First mortgage bonds                                                                       -       (29,400)        (29,250)
     Pollution control bonds                                                              (13,870)            -               -
     Other long-term debt                                                                    (433)         (397)        (23,003)
Notes payable, net                                                                         (5,000)        1,000           1,500
Payment of preferred and preference stock dividends                                        (2,324)       (2,324)         (2,324)
Payment of common and class A stock dividends                                             (20,500)      (19,600)        (17,600)
Miscellaneous                                                                                (368)       (2,257)         (2,131)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                    (28,625)      (15,978)        (24,308)
--------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                          930         4,337            (686)
Cash and Cash Equivalents at Beginning of Year                                              5,214           877           1,563
--------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                 $  6,144      $  5,214        $    877
================================================================================================================================
( ) Denotes use of cash.


STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company
===================================================================================================================================
For the Years Ended December 31,                                                             1994          1993            1992
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                               $ 24,434      $ 23,565        $ 22,412
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                     19,353        17,482          17,757
         Deferred income taxes, net                                                         1,625           607           5,947
         Deferred investment tax credits, net                                                   -             -               -
         Allowance for equity funds used during construction                                 (831)         (958)           (446)
         Other, net                                                                           826         2,853          (1,312)
         Changes in certain current assets and liabilities --
            Receivables, net                                                               18,481       (16,839)         (3,757)
            Inventories                                                                     1,144        (3,947)          4,435
            Payables                                                                      (19,957)       18,742             351
            Other                                                                            (117)        3,282           2,083
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                                44,958        44,787          47,470
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                  (30,078)      (72,858)        (30,132)
Sales of property                                                                               -             -               -
Other                                                                                        (841)        1,676          (1,073)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                    (30,919)      (71,182)        (31,205)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Preferred stock                                                                            -        35,000               -
     First mortgage bonds                                                                       -        45,000          30,000
     Pollution control bonds                                                                    -         4,085          13,870
     Other long-term debt                                                                   8,500        10,000               -
     Common stock                                                                               -             -               -
Retirements:
     Preferred and preference stock                                                             -       (20,000)              -
     First mortgage bonds                                                                  (5,065)            -         (38,750)
     Pollution control bonds                                                                    -        (4,085)        (14,550)
     Other long-term debt                                                                    (823)      (10,356)           (217)
Notes payable, net                                                                           (500)       (4,500)          7,500
Payment of preferred and preference stock dividends                                        (2,129)       (2,222)         (1,900)
Payment of common and class A stock dividends                                             (16,300)      (21,000)        (22,000)
Miscellaneous                                                                                 (74)       (3,400)         (3,985)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                    (16,391)       28,522         (30,032)
--------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                       (2,352)        2,127         (13,767)
Cash and Cash Equivalents at Beginning of Year                                              3,915         1,788          15,555
--------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                 $  1,563      $  3,915        $  1,788
================================================================================================================================
( ) Denotes use of cash.


                                    II-254A


STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company

================================================================================================================================
For the Years Ended December 31,                                                             1991          1990            1989
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                               $ 25,930      $ 28,273        $ 27,955
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                     17,501        16,995          21,310
         Deferred income taxes, net                                                         1,601         2,782           3,476
         Deferred investment tax credits, net                                                   -             -               -
         Allowance for equity funds used during construction                                 (170)         (193)              -
         Other, net                                                                        (1,876)          511            (775)
         Changes in certain current assets and liabilities --
            Receivables, net                                                                6,639         1,726          (4,241)
            Inventories                                                                    (1,082)        1,246          (1,503)
            Payables                                                                          568          (228)          1,086
            Other                                                                           3,710          (319)          1,544
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                                52,821        50,793          48,852
--------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                  (19,478)      (20,086)        (18,831)
Sales of property                                                                               -             -               -
Other                                                                                         407          (120)            381
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                    (19,071)      (20,206)        (18,450)
--------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Preferred stock                                                                            -             -               -
     First mortgage bonds                                                                  30,000             -          30,000
     Pollution control bonds                                                                    -             -               -
     Other long-term debt                                                                       -             -               -
     Common stock                                                                               -             -               -
Retirements:
     Preferred and preference stock                                                             -        (5,374)         (6,591)
     First mortgage bonds                                                                 (22,500)       (9,135)        (18,275)
     Pollution control bonds                                                                 (515)         (485)           (455)
     Other long-term debt                                                                    (275)         (364)         (7,656)
Notes payable, net                                                                         (1,500)        1,500               -
Payment of preferred and preference stock dividends                                        (1,900)       (2,113)         (2,318)
Payment of common and class A stock dividends                                             (22,000)      (22,000)        (20,000)
Miscellaneous                                                                                (477)           47          (1,071)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                    (19,167)      (37,924)        (26,366)
--------------------------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                       14,583        (7,337)          4,036
Cash and Cash Equivalents at Beginning of Year                                                972         8,309           4,273
--------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                 $ 15,555      $    972        $  8,309
================================================================================================================================
( ) Denotes use of cash.


                                    II-254B

STATEMENTS OF CASH FLOWS
Savannah Electric and Power Company
================================================================================================================
For the Years Ended December 31,                                                             1988          1987
----------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

Operating Activities:
Net income                                                                               $ 25,703      $ 23,421
Adjustments to reconcile net income to net
     cash provided by operating activities --
         Depreciation and amortization                                                     20,592        19,126
         Deferred income taxes, net                                                         3,568           925
         Deferred investment tax credits, net                                                   -            (5)
         Allowance for equity funds used during construction                                 (273)         (512)
         Other, net                                                                           718        (1,016)
         Changes in certain current assets and liabilities --
            Receivables, net                                                               (7,620)          773
            Inventories                                                                     3,063          (503)
            Payables                                                                       (1,151)          (78)
            Other                                                                          (1,684)         (757)
----------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                                42,916        41,374
----------------------------------------------------------------------------------------------------------------
Investing Activities:
Gross property additions                                                                  (23,254)      (32,276)
Sales of property                                                                               -             -
Other                                                                                      (4,042)        1,296
-----------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                    (27,296)      (30,980)
----------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds:
     Preferred stock                                                                       20,000             -
     First mortgage bonds                                                                       -             -
     Pollution control bonds                                                                    -             -
     Other long-term debt                                                                       -             -
     Common stock                                                                             403         1,693
Retirements:
     Preferred and preference stock                                                          (553)         (588)
     First mortgage bonds                                                                 (12,231)      (10,239)
     Pollution control bonds                                                                 (430)         (405)
     Other long-term debt                                                                  (4,401)       (3,954)
Notes payable, net                                                                              -             -
Payment of preferred and preference stock dividends                                        (1,284)       (1,351)
Payment of common and class A stock dividends                                             (14,407)      (10,383)
Miscellaneous                                                                                (269)            -
----------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                                    (13,172)      (25,227)
----------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                        2,448       (14,833)
Cash and Cash Equivalents at Beginning of Year                                              1,825        16,658
----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                                 $  4,273      $  1,825
================================================================================================================
( ) Denotes use of cash.


                                    II-254C


BALANCE SHEETS
Savannah Electric and Power Company
================================================================================================================================
At December 31,                                                                            1997            1996            1995
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                                    $335,002        $327,549        $317,026
  Transmission                                                                          103,776         103,160         102,129
  Distribution                                                                          283,700         275,877         264,115
  General                                                                                38,216          32,875          31,876
  Construction work in progress                                                           7,709          13,463           6,707
--------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                                 768,403         752,924         721,853
Accumulated provision for depreciation                                                  321,509         304,760         287,004
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                               446,894         448,164         434,849
Less property-related accumulated deferred income taxes                                       -               -               -
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                               446,894         448,164         434,849
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                            1,783           1,785           1,788
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                               6,144           5,214             877
  Receivables, net                                                                       17,498          16,606          21,346
  Accrued unbilled revenues                                                               5,238           4,597           5,110
  Fuel cost under recovery                                                                7,694           7,289               -
  Fossil fuel stock, at average cost                                                      5,205           5,892           6,076
  Materials and supplies, at average cost                                                 6,980           8,013           8,239
  Prepayments                                                                             5,922           4,789           6,467
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                54,681          52,400          48,115
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                               17,267          19,167          21,557
  Miscellaneous                                                                          26,727          23,384          18,353
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                43,994          42,551          39,910
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $547,352        $544,900        $524,662
================================================================================================================================

                                     II-255



BALANCE SHEETS
Savannah Electric and Power Company
================================================================================================================================
At December 31,                                                                             1994            1993            1992
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                                    $312,215        $257,708        $258,539
  Transmission                                                                          100,956          99,791          93,182
  Distribution                                                                          251,323         237,012         222,024
  General                                                                                28,938          28,010          25,851
  Construction work in progress                                                           5,930          49,797           5,966
--------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                                 699,362         672,318         605,562
Accumulated provision for depreciation                                                  267,590         251,565         240,094
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                               431,772         420,753         365,468
Less property-related accumulated deferred income taxes                                       -               -          65,725
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                               431,772         420,753         299,743
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                            1,790           1,793           1,795
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                               1,563           3,915           1,788
  Receivables, net                                                                       12,328          27,714          14,480
  Accrued unbilled revenues                                                               4,780           3,789           3,401
  Fuel cost under recovery                                                                3,113           7,112           3,895
  Fossil fuel stock, at average cost                                                      7,557           8,419           4,895
  Materials and supplies, at average cost                                                 9,076           9,358           8,935
  Prepayments                                                                             7,446           4,849           1,599
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                45,863          65,156          38,993
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                               23,521          24,890               -
  Miscellaneous                                                                          15,359          14,595          11,644
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                38,880          39,485          11,644
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $518,305        $527,187        $352,175
================================================================================================================================

                                    II-256A


BALANCE SHEETS
Savannah Electric and Power Company
================================================================================================================================
At December 31,                                                                            1991            1990            1989
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                                    $247,017        $246,278        $242,988
  Transmission                                                                           90,198          73,358          72,299
  Distribution                                                                          212,576         217,913         204,611
  General                                                                                24,283          22,990          22,482
  Construction work in progress                                                           4,211           1,354           2,880
--------------------------------------------------------------------------------------------------------------------------------
    Total utility plant                                                                 578,285         561,893         545,260
Accumulated provision for depreciation                                                  225,605         211,725         198,228
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                               352,680         350,168         347,032
Less property-related accumulated deferred income taxes                                  62,737          58,106          54,418
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                               289,943         292,062         292,614
--------------------------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                               39              39              49
--------------------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                              15,555             972           8,309
  Receivables, net                                                                       14,549          14,450          14,300
  Accrued unbilled revenues                                                               3,252           3,831           4,501
  Fuel cost under recovery                                                                    -           5,662           6,881
  Fossil fuel stock, at average cost                                                      9,196           8,071           9,706
  Materials and supplies, at average cost                                                 9,069           9,112           8,723
  Prepayments                                                                             4,544           1,492             585
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                56,165          43,590          53,005
--------------------------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                                    -               -               -
  Miscellaneous                                                                           6,358           4,359           4,219
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                 6,358           4,359           4,219
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $352,505        $340,050        $349,887
================================================================================================================================

                                    II-256B

BALANCE SHEETS
Savannah Electric and Power Company
================================================================================================================
At December 31,                                                                            1988            1987
----------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

ASSETS
Utility Plant:
  Production-fossil                                                                    $241,833        $236,587
  Transmission                                                                           71,601          69,822
  Distribution                                                                          192,335         177,163
  General                                                                                21,686          17,513
  Construction work in progress                                                           1,684           7,214
----------------------------------------------------------------------------------------------------------------
    Total utility plant                                                                 529,139         508,299
Accumulated provision for depreciation                                                  178,888         161,531
----------------------------------------------------------------------------------------------------------------
    Total                                                                               350,251         346,768
Less property-related accumulated deferred income taxes                                  51,487          49,255
----------------------------------------------------------------------------------------------------------------
    Total                                                                               298,764         297,513
----------------------------------------------------------------------------------------------------------------
Other Property and Investments                                                               49              49
----------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                                               4,273           1,825
  Receivables, net                                                                       15,714          14,419
  Accrued unbilled revenues                                                               3,889               -
  Fuel cost under recovery                                                                1,838               -
  Fossil fuel stock, at average cost                                                      8,455          12,359
  Materials and supplies, at average cost                                                 8,471           7,630
  Prepayments                                                                             1,240           2,786
----------------------------------------------------------------------------------------------------------------
    Total                                                                                43,880          39,019
----------------------------------------------------------------------------------------------------------------
Deferred Charges:
  Deferred charges related to income taxes                                                    -               -
  Miscellaneous                                                                           4,358           4,127
----------------------------------------------------------------------------------------------------------------
    Total                                                                                 4,358           4,127
----------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $347,051        $340,708
================================================================================================================



                                     II-256C

BALANCE SHEETS
Savannah Electric and Power Company
================================================================================================================================
At December 31,                                                                            1997            1996            1995
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                        $  54,223       $  54,223       $  54,223
  Paid-in capital                                                                         8,688           8,688           8,688
  Additional minimum liability
     for under-funded pension obligations                                                     -               -            (132)
  Retained Earnings                                                                     112,720         109,373         105,033
--------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                                 175,631         172,284         167,812
  Preferred stock                                                                        35,000          35,000          35,000
  Preferred and preference stock subject to mandatory redemption                              -               -               -
  Long-term debt                                                                        142,846         164,406         153,679
--------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                                       353,477         371,690         356,491
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                                      -           5,000           4,000
  Preferred and preference stock due within one year                                          -               -               -
  Long-term debt due within one year                                                     21,764             637           1,407
  Accounts payable                                                                       13,887          16,575          11,362
  Customer deposits                                                                       5,541           5,232           5,054
  Fuel cost over recovery                                                                     -               -             865
  Taxes accrued                                                                           3,325           1,015           1,584
  Interest accrued                                                                        4,963           5,275           6,331
  Vacation pay accrued                                                                    1,893           2,038           1,916
  Miscellaneous                                                                           9,031           7,470           5,870
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                60,404          43,242          38,389
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                      80,697          76,654          74,152
  Accumulated deferred investment tax credits                                            12,607          13,271          13,934
  Deferred credits related to income taxes                                               21,469          22,792          24,419
  Deferred under-funded accrued benefit obligation                                            -               -           2,123
  Miscellaneous                                                                          18,698          17,251          15,154
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                               133,471         129,968         129,782
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                                  $ 547,352       $ 544,900       $ 524,662
================================================================================================================================

BALANCE SHEETS
Savannah Electric and Power Company
================================================================================================================================
At December 31,                                                                            1994            1993            1992
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                        $  54,223       $  54,223       $  54,223
  Paid-in capital                                                                         8,688           8,688           8,688
  Additional minimum liability
     for under-funded pension obligations                                                  (546)         (2,121)              -
  Retained Earnings                                                                      99,216          93,479          95,465
--------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                                 161,581         154,269         158,376
  Preferred stock                                                                        35,000          35,000          20,000
  Preferred and preference stock subject to mandatory redemption                              -               -               -
  Long-term debt                                                                        155,922         151,338         110,767
--------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                                       352,503         340,607         289,143
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                                  2,500           3,000           7,500
  Preferred and preference stock due within one year                                          -               -               -
  Long-term debt due within one year                                                      2,579           4,499           1,319
  Accounts payable                                                                        8,991          30,442          11,179
  Customer deposits                                                                       4,698           4,714           4,541
  Fuel cost over recovery                                                                     -               -               -
  Taxes accrued                                                                           1,133           1,529           3,016
  Interest accrued                                                                        6,830           6,730           5,733
  Vacation pay accrued                                                                    1,823           1,638           1,790
  Miscellaneous                                                                           8,282           8,703           5,025
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                36,836          61,255          40,103
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                      70,786          66,947               -
  Accumulated deferred investment tax credits                                            14,637          15,301          15,964
  Deferred credits related to income taxes                                               25,487          26,173               -
  Deferred under-funded accrued benefit obligation                                        3,022           5,855               -
  Miscellaneous                                                                          15,034          11,049           6,965
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                               128,966         125,325          22,929
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                                  $ 518,305       $ 527,187       $ 352,175
================================================================================================================================


                                    II-258A


BALANCE SHEETS
Savannah Electric and Power Company
================================================================================================================================
At December 31,                                                                            1991            1990            1989
--------------------------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                        $  54,223       $  54,223       $  54,223
  Paid-in capital                                                                         8,665           8,665           8,665
  Additional minimum liability
     for under-funded pension obligations                                                     -               -               -
  Retained Earnings                                                                      96,953          94,923          90,849
--------------------------------------------------------------------------------------------------------------------------------
    Total common equity                                                                 159,841         157,811         153,737
  Preferred stock                                                                        20,000          20,000          22,300
  Preferred and preference stock subject to mandatory redemption                              -               -           2,884
  Long-term debt                                                                        119,280         112,377         117,522
--------------------------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                                       299,121         290,188         296,443
--------------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                                      -           1,500               -
  Preferred and preference stock due within one year                                          -               -             190
  Long-term debt due within one year                                                      2,442           2,358           7,091
  Accounts payable                                                                       10,176           8,786           9,078
  Customer deposits                                                                       4,528           4,472           4,296
  Fuel cost over recovery                                                                 1,603               -               -
  Taxes accrued                                                                             724           1,387           1,749
  Interest accrued                                                                        4,657           3,415           4,287
  Vacation pay accrued                                                                    1,672           1,604           1,477
  Miscellaneous                                                                           4,823           3,398           2,880
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                30,625          26,920          31,048
--------------------------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                           -               -               -
  Accumulated deferred investment tax credits                                            16,628          17,292          17,971
  Deferred credits related to income taxes                                                    -               -               -
  Deferred under-funded accrued benefit obligation                                            -               -               -
  Miscellaneous                                                                           6,131           5,650           4,425
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                22,759          22,942          22,396
--------------------------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                                  $ 352,505       $ 340,050       $ 349,887
================================================================================================================================


                                    II-258B


BALANCE SHEETS
Savannah Electric and Power Company
================================================================================================================
At December 31,                                                                            1988            1987
----------------------------------------------------------------------------------------------------------------
(Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock                                                                        $  54,223       $  54,131
  Paid-in capital                                                                         8,665           8,353
  Additional minimum liability
     for under-funded pension obligations                                                     -               -
  Retained Earnings                                                                      85,995          73,723
----------------------------------------------------------------------------------------------------------------
    Total common equity                                                                 148,883         136,207
  Preferred stock                                                                        22,300           2,300
  Preferred and preference stock subject to mandatory redemption                          3,075           9,665
  Long-term debt                                                                         98,285         129,329
----------------------------------------------------------------------------------------------------------------
     Total (excluding amount due within one year)                                       272,543         277,501
----------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Notes payable to banks                                                                      -               -
  Preferred and preference stock due within one year                                      6,590             553
  Long-term debt due within one year                                                     23,217           8,956
  Accounts payable                                                                        7,950           9,427
  Customer deposits                                                                       3,983           3,729
  Fuel cost over recovery                                                                     -             599
  Taxes accrued                                                                           1,899           3,713
  Interest accrued                                                                        4,154           4,599
  Vacation pay accrued                                                                    1,412           1,306
  Miscellaneous                                                                           1,705           6,257
----------------------------------------------------------------------------------------------------------------
    Total                                                                                50,910          39,139
----------------------------------------------------------------------------------------------------------------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                           -               -
  Accumulated deferred investment tax credits                                            19,106          20,264
  Deferred credits related to income taxes                                                    -               -
  Deferred under-funded accrued benefit obligation                                            -               -
  Miscellaneous                                                                           4,492           3,804
----------------------------------------------------------------------------------------------------------------
    Total                                                                                23,598          24,068
----------------------------------------------------------------------------------------------------------------
Total Capitalization and Liabilities                                                  $ 347,051       $ 340,708
================================================================================================================


                                    II-258C


                              SAVANNAH ELECTRIC AND POWER COMPANY
                          OUTSTANDING SECURITIES AT DECEMBER 31, 1997
                                     First Mortgage Bonds
                    Amount                  Interest             Amount
  Series            Issued                   Rate              Outstanding              Maturity
------------------------------------------------------------------------------------------------
                 (Thousands)                                   (Thousands)
   1993              $ 20,000               6-3/8%                $ 20,000                7/1/03
   1996                20,000               6.90%                   20,000                5/1/06
   1992                30,000               8.30%                   30,000                7/1/22
   1993                25,000               7.40%                   25,000                7/1/23
   1995                15,000               7-7/8%                  15,000                5/1/25
                     --------                                     --------
                     $110,000                                     $110,000
                     ========                                     ========

                                 Pollution Control Obligations
                    Amount                  Interest             Amount
  Series            Issued                   Rate              Outstanding              Maturity
------------------------------------------------------------------------------------------------
                 (Thousands)                                   (Thousands)
   1993              $  4,085               Variable              $  4,085                 1/1/16
   1997                13,870               Variable                13,870                 4/1/37
                     --------                                     --------
                     $ 17,955                                     $ 17,955
                     ========                                     ========

                                        Preferred Stock
                    Shares                  Dividend             Amount
  Series         Outstanding                 Rate              Outstanding
------------------------------------------------------------------------------------------------
                                                               (Thousands)
   1993             1,400,000               6.64%                 $ 35,000

================================================================================================



                                SECURITIES RETIRED DURING 1997

                                    Pollution Control Bonds
                                Principal           Interest
  Series                         Amount               Rate
------------------------------------------------------------------------------------------------
                               (Thousands)
   1992                             $13,870            6-3/4%




                                    PART III

Items 10, 11, 12 and 13 for SOUTHERN are incorporated by reference to ELECTION OF DIRECTORS in SOUTHERN's definitive Proxy Statement relating to the 1998 annual meeting of stockholders. The ages of directors and executive officers in
Item 10 set forth below are as of December 31, 1997.

Item 10.  DIRECTORS AND EXECUTIVE
             OFFICERS OF THE REGISTRANTS

         ALABAMA

Identification of directors of ALABAMA.

Elmer B. Harris (1)
President and Chief Executive Officer
Age 58
Served as Director since 3-1-89

Bill M. Guthrie
Executive Vice President
Age 64
Served as Director since 12-16-88

Whit Armstrong (2)
Age 50
Served as Director since 9-24-82

A. W. Dahlberg (2)
Age 57
Served as Director since 4-22-94

Peter V. Gregerson, Sr. (2)
Age 69
Served as Director since 10-22-93

Carl E. Jones, Jr. (2)
Age 57
Served as Director since 4-22-88

Patricia M. King (2)
Age 52
Served as Director since 7-25-97

James K. Lowder  (2)
Age 48
Served as Director since 7-25-97


Wallace D. Malone, Jr. (2)
Age 61
Served as Director since 6-22-90

William V. Muse (2)
Age 58
Served as Director since 2-26-93

John T. Porter (2)
Age 66
Served as Director since 10-22-93

Robert D. Powers (2)
Age 47
Served as Director since 1-24-92

Andreas Renschler (2)
Age 39
Served as Director since 1-23-98

C. Dowd Ritter (2)
Age 50
Served as Director since 7-25-97

John W. Rouse (2)
Age 60
Served as Director since 4-22-88

William J. Rushton, III (2)
Age 68
Served as Director since 9-18-70

James H. Sanford (2)
Age 53
Served as Director since 8-1-83

John C. Webb, IV (2)
Age 55
Served as Director since 4-22-77

(1)   Previously served as Director of ALABAMA from 1980 to 1985.
(2)   No position other than Director.

    Each of the above is currently a director of ALABAMA, serving a term running from the last annual meeting of ALABAMA's stockholder (April 25, 1997) for one year until the next annual meeting or until a successor is elected and qualified, except for Ms. King, Mr. Lowder, Mr. Renschler and Mr. Ritter whose elections were effective on the date indicated.

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

Elmer B. Harris (1)
President, Chief Executive Officer and Director
Age 58
Served as Executive Officer since 3-1-89

Banks H. Farris
Executive Vice President
Age 62
Served as Executive Officer since 12-3-91

Michael D. Garrett
Executive Vice President - External Affairs
Age 48
Served as Executive Officer since 3-1-98

William B. Hutchins, III
Executive Vice President, Chief Financial Officer and Treasurer
Age 54
Served as Executive Officer since 12-3-91

Charles D. McCrary (2)
Executive Vice President
Age 46
Served as Executive Officer since 1-1-91

(1)   Previously served as executive officer of ALABAMA from 1979 to 1985.
(2) Resigned effective March 1, 1998, upon being elected Executive Vice President of SOUTHERN's
      Fossil/Hydro Group.

    Each of the above is currently an executive officer of ALABAMA, serving a term running from the last annual meeting of the directors (April 25, 1997) for one year until the next annual meeting or until his successor is elected and qualified, except for Mr. Garrett whose election was effective on the date indicated.

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

Peter V. Gregerson, Sr. - Chairman Emeritus of Gregerson's Foods, Inc. (retail groceries), Gadsden, Alabama.

Carl E. Jones, Jr. - President and Chief Executive Officer of Regions Financial Corporation, Birmingham, Alabama. He previously served as President and Chief Operating Officer of Regions Financial Corporation.

                                     III-2

Patricia M. King - President and Chief Executive Officer of King Motor Co., Inc., King's Highway, Inc. and King Imports, Inc., Anniston, Alabama.

James K. Lowder - President and Chief Executive Officer of The Colonial Company (real estate development and sales), Montgomery, Alabama.

Wallace D. Malone, Jr. - Chairman and Chief Executive Officer of SouthTrust Corporation, bank holding company, Birmingham,
Alabama.  Director of American Cast Iron Pipe Company.

William V. Muse - President of Auburn University. Director of SouthTrust Bank and American Cast Iron Pipe Company.

John T. Porter - Pastor of Sixth Avenue Baptist Church, Birmingham, Alabama. Director of Citizens Federal Savings Bank.

Robert D. Powers - President and Director, The Eufaula Agency, Inc. (real estate and insurance), Eufaula, Alabama.

Andreas Renschler - President and Chief Executive Officer of Mercedes-Benz U.S. International, Inc., Tuscaloosa County, Alabama.

C. Dowd Ritter - Chairman, President, Chief Executive Officer and Director, AmSouth Bancorporation and AmSouth Bank, Birmingham,
Alabama.

John W. Rouse - President of The Rouse Group, LLC, (technology consulting), Birmingham, Alabama and President Emeritus of Southern
Research Institute.  Director of Protective Life Corporation.

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

Michael D. Garrett - Elected in 1998; responsible for external relations department, public relations and corporate services. He previously served as Senior Vice President - External Affairs from February 1994 to March 1998.

William B. Hutchins, III - Elected in 1991; responsible for financial and accounting operations, corporate planning and treasury operations. He previously served as Senior Vice President and Chief Financial Officer from 1991 to 1994 and as Executive Vice President and Chief Financial Officer from 1994 to 1998.

Charles D. McCrary - Elected in 1991; responsible for the external relations department, public relations and corporate services. He previously served as Senior Vice President from 1991 to 1994.

Involvement in certain legal proceedings.
           None.

                                     III-3

            GEORGIA

Identification of directors of GEORGIA.

H. Allen Franklin
President and Chief Executive Officer
Age 53
Served as Director since 1-1-94

Warren Y. Jobe
Executive Vice President and
Chief Financial Officer
Age 57
Served as Director since 8-1-82

Daniel P. Amos (1)
Age 46
Served as Director since 5-21-97

Juanita P. Baranco (1)
Age 48
Served as Director since 5-21-97

A. W. Dahlberg (1)
Age 57
Served as Director since 6-1-88

William A. Fickling, Jr. (1)
Age 65
Served as Director since 4-18-73

L. G. Hardman III (1)
Age 58
Served as Director since 6-25-79

James R. Lientz, Jr. (1)
Age 54
Served as Director since 7-21-93

G. Joseph Prendergast (1)
Age 52
Served as Director since 1-20-93

Herman J. Russell (1)
Age 67
Served as Director since 5-18-88


Gloria M. Shatto (1)
Age 66
Served as Director since 2-20-80

William Jerry Vereen (1)
Age 57
Served as Director since 5-18-88

Carl Ware (1) (2)
Age 54
Served as Director since 2-15-95

Thomas R. Williams (1)
Age 69
Served as Director since 3-17-82

(1)    No position other than Director.
(2) Previously served as Director of GEORGIA from 1980 to 1991.

    Each of the above is currently a director of GEORGIA, serving a term running from the last annual meeting of GEORGIA's stockholder (May 21, 1997) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he/she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of GEORGIA acting solely in their capacities as such.

Identification of executive officers of GEORGIA.

H. Allen Franklin
President, Chief Executive Officer and Director
Age 53
Served as Executive Officer since 1-1-94

Warren Y. Jobe (1)
Executive Vice President, Chief Financial Officer and
Director
Age 57
Served as Executive Officer since 5-19-82


                                     III-4

William C. Archer, III
Executive Vice President - External Affairs
Age 49
Served as Executive Officer since 4-6-95

Gene R. Hodges
Executive Vice President - Customer Operations
Age 59
Served as Executive Officer since 11-19-86

David M. Ratcliffe
Executive Vice President and Treasurer
Age 49
Served as Executive Officer since 3-1-98

William P. Bowers
Senior Vice President - Marketing
Age 41
Served as Executive Officer since 9-22-95

Wayne T. Dahlke
Senior Vice President - Power Delivery
Age 56
Served as Executive Officer since 4-19-89

James K. Davis
Senior Vice President - Corporate Relations
Age 57
Served as Executive Officer since 10-1-93

Robert H. Haubein
Senior Vice President - Fossil/Hydro Power
Age 57
Served as Executive Officer since 2-19-92

Fred D. Williams
Senior Vice President - Resource Policy & Planning
Age 53
Served as Executive Officer since 11-18-92

(1) Elected Senior Vice President of SOUTHERN in February 1998; however, Mr. Jobe will maintain his present position as Executive Vice President, Chief Financial Officer and Director of GEORGIA.

    Each of the above is currently an executive officer of GEORGIA, serving a term running from the last annual meeting of the directors (May 21, 1997) for one year until the next annual meeting or until his successor is elected and qualified, except for Mr. Ratcliffe whose election was effective on the date indicated.

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

Warren Y. Jobe - Executive Vice President and Chief Financial Officer since 1982 and Treasurer from 1992 to 1998. Responsible for financial and accounting operations and planning, internal auditing, procurement, corporate secretary and treasury operations.

Daniel P. Amos - President and Chief Executive Officer, American Family Life Assurance Company (AFLAC), Columbus, Georgia. Director, AFLAC Incorporated (and subsidiaries), CIT Group and Greystone Capital Partners, I.L.P.

Juanita P. Baranco - Business owner of Baranco Automotive Group. Director of Federal Reserve Bank of Atlanta and John H. Harland
Company, Decatur, Georgia.

A. W. Dahlberg - Chairman, President and Chief Executive Officer of SOUTHERN since 1995. He previously served as President of SOUTHERN from 1994 to 1995 and President and Chief Executive Officer of GEORGIA from 1988 through 1993. Director of SOUTHERN,
ALABAMA, Equifax, Inc., Protective Life Corporation and SunTrust Banks, Inc.

William A. Fickling, Jr. - Chairman of the Board, Chief Executive Officer of Beech Street Corporation (provider of managed care services) and President from 1995 to 1996. He previously served as Chairman of the Board and Chief Executive Officer of Charter
Medical Corporation (provider of psychiatric care).

                                     III-5

L. G. Hardman III - Chairman of the Board of The First National Bank of Commerce, Georgia and Chairman of the Board and Chief
Executive Officer of First Commerce Bancorp, Inc. Chairman of the Board, President and Treasurer of Harmony Grove Mills, Inc.
(real estate investments).  Director of SOUTHERN.

James R. Lientz, Jr. - President of NationsBank of Georgia since 1993. He previously served as President and Chief Executive
Officer of former Citizens & Southern Bank of South Carolina (now NationsBank) from 1990 to 1993. Director of Cerulean Companies,
Inc. and Blue Cross/Blue Shield of Georgia.

G. Joseph Prendergast - Senior Executive Vice President, Wachovia Corporation. Heads the banking division comprising the companies consumer and corporate banking activities and Wachovia Bank, N.A. Chairman, Wachovia Bank of Georgia, Wachovia Bank of
South Carolina and Wachovia Bank of North Carolina since 1994. Director, Willamette Industries, Portland, Oregon.

Herman J. Russell - Chairman of the Board,
H. J. Russell & Company (construction), Atlanta, Georgia. Chairman of the Board, Citizens Trust Bank, Atlanta, Georgia. Director of Wachovia Corporation and First Union Real Estate and Mortgage Investments.

Gloria M. Shatto - President, Berry College, Mount Berry, Georgia. Director of SOUTHERN, Becton Dickinson & Company and Texas Instruments, Inc.

William Jerry Vereen - President, Treasurer and Chief Executive Officer of Riverside Manufacturing Company (manufacture and sale of uniforms), Moultrie, Georgia. Director of Gerber Scientific, Inc., Textile Clothing Technology Corporation, Cerulean
Companies, Inc. and Blue Cross/Blue Shield of Georgia.

Carl Ware - President, Africa Group, The Coca-Cola Company since 1991.

Thomas R. Williams - President of The Wales Group, Inc. (investments), Atlanta, Georgia. Director of ConAgra, Inc., National Life
Insurance Company of Vermont, AppleSouth, Inc., American Software, Inc. and The Fidelity Group of Funds.


William C. Archer, III - Executive Vice President - External Affairs since September 1995. Senior Vice President - External Affairs from April 1995 to September 1995. Vice President - Human Resources for SCS from 1992 to 1995.

Gene R. Hodges - Executive Vice President - Customer Operations, Power Delivery and Safety.

David M. Ratcliffe - Executive Vice President - Finance and Treasurer since 3-1-98. Responsible for accounting, corporate secretary, finance and procurement. He previously served as Senior Vice President - External Affairs of SOUTHERN from 1995 to 1998. President and Chief Executive Officer of MISSISSIPPI from 1991 to 1995.

William P. Bowers - Senior Vice President - Marketing since 1995. Vice President
- Retail Sales and Service from 1992 to 1995. Director of Georgia MedCorp, Inc., Southern Regional Medical Center and Georgia MedCorp Development Corporation.

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

Fred D. Williams - Senior Vice President - Resource Policy and Planning since 1997. Senior Vice President - Wholesale Power Marketing from 1995 to 1997. Senior Vice President - Bulk Power Markets from 1992 to August 1995. In addition, he was elected Senior Vice President - Wholesale Power Marketing of SCS in 1995 and Senior Vice President of ALABAMA in February 1996.

Involvement in certain legal proceedings.
           None.


                                     III-6

      GULF

Identification of directors of GULF.

Travis J. Bowden
President and Chief Executive Officer
Age 59
Served as Director since 2-1-94

Paul J. DeNicola (1)
Age 49
Served as Director since 4-19-91

Fred C. Donovan (1)
Age 57
Served as Director since 1-18-91

W. Deck Hull, Jr. (1)
Age 65
Served as Director since 10-14-83

Joseph K. Tannehill (1)
Age 64
Served as Director since 7-19-85

Barbara H. Thames (1)
Age 57
Served as Director since 2-28-97

(1)    No position other than Director.

    Each of the above is currently a director of GULF, serving a term running from the last annual meeting of GULF's stockholder (June 24, 1997) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of GULF acting solely in their capacities as such. Identification of executive officers of GULF.

Travis J. Bowden
President, Chief Executive Officer and Director
Age 59
Served as Executive Officer since 2-1-94

Francis M. Fisher, Jr.
Vice President - Power Delivery and Customer Operations
Age 49
Served as Executive Officer since 5-19-89

John E. Hodges, Jr.
Vice President - Marketing and Employee/External Affairs
Age 54
Served as Executive Officer since 5-19-89

Robert G. Moore
Vice President - Power Generation and Transmission
Age 48
Served as Executive Officer since 7-25-97

Arlan E. Scarbrough
Vice President - Finance
Age 61
Served as Executive Officer since 9-21-77

    Each of the above is currently an executive officer of GULF, serving a term running from the last annual meeting of the directors (July 25, 1997) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of GULF acting solely in their capacities as such.


                                     III-7

Identification of certain significant employees.
           None.

Family relationships.
           None.

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

Fred C. Donovan - President of Baskerville - Donovan, Inc., Pensacola, Florida, an architectural and engineering firm.

W. Deck Hull, Jr. - President and Director of Hull Oil Company - Panama City, Florida. He previously served as Vice Chairman of the SunTrust Bank, West Florida, Panama City, Florida.

Joseph K. Tannehill - President and Chief Executive Officer of Merrick International Industries, Lynn Haven, Florida. Director of
Regions Bank of North Florida, Panama City, Florida.

Barbara H. Thames - Chief Executive Officer of Santa Rosa Medical Center, Milton, Florida.


Francis M. Fisher, Jr. - Elected Vice President - Employee and External Relations in 1989 and, effective August 1996, Vice
President - Power Delivery and Customer Operations.

John E. Hodges, Jr. - Elected Vice President - Customer Operations in 1989 and, effective August 1996, Vice President - Marketing and Employee/External Affairs.

Robert G. Moore - Elected Vice President - Power Generation and Transmission of GULF and Vice President of Fossil Generation of SCS in 1997. He previously served as Plant Manager - Bowen at GEORGIA.

Arlan E. Scarbrough - Elected Vice President - Finance in 1980; responsible for all accounting and financial services of GULF.

Involvement in certain legal proceedings.
           None.

                                     III-8

       MISSISSIPPI

Identification of directors of MISSISSIPPI.

Dwight H. Evans
President and Chief Executive Officer
Age 49
Served as Director since 3-27-95

Paul J. DeNicola (1)
Age 49
Served as Director since 5-1-89

Edwin E. Downer (1)
Age 66
Served as Director since 4-24-84

Robert S. Gaddis (1)
Age 66
Served as Director since 1-21-86

Walter H. Hurt, III (1)
Age 62
Served as Director since 4-6-82

Aubrey K. Lucas (1)
Age 63
Served as Director since 4-24-84

George A. Schloegel (1)
Age 57
Served as Director since 7-26-95

Philip J. Terrell (1)
Age 44
Served as Director since 2-22-95

N. Eugene Warr (1)
Age 62
Served as Director since 1-21-86

(1)    No position other than Director.

    Each of the above is currently a director of MISSISSIPPI, serving a term running from the last annual meeting of MISSISSIPPI's stockholder (April 1, 1997) for one year until the next annual meeting or until his successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he or she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of MISSISSIPPI acting solely in their capacities as such.

Identification of executive officers of MISSISSIPPI.

Dwight H. Evans
President, Chief Executive Officer and Director
Age 49
Served as Executive Officer since 3-27-95

H. E. Blakeslee
Vice President - Customer Services and Marketing
Age 57
Served as Executive Officer since 1-25-84

Andrew J. Dearman, III
Vice President - Power Generation and Delivery
Age 44
Served as Executive Officer since 4-23-97

Don E. Mason
Vice President - External Affairs and Corporate Services
Age 56
Served as Executive Officer since 7-27-83

Michael W. Southern
Vice President, Secretary, Treasurer and
Chief Financial Officer
Age 45
Served as Executive Officer since 1-1-95

    Each of the above is currently an executive officer of MISSISSIPPI, serving a term running from the last annual meeting of the directors (April 23, 1997) for one year until the next annual meeting or until his successor is elected and qualified.

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

Robert S. Gaddis - Chairman of the Advisory Board of Trustmark National Bank, Laurel, Mississippi.

Walter H. Hurt, III - President and Director of NPC Inc. (Investments). Vicar of All Saints' Episcopal Church, Inverness,
Mississippi, and St. Thomas Church, Belzoni, Mississippi.

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

H. E. Blakeslee - Elected Vice President in 1984. Primarily responsible for rate design, revenue forecasting, marketing, district operations, corporate compliance, distribution engineering, customer account and customer call center.

Andrew J. Dearman, III - Elected Vice President in 1997. Primarily responsible for generating plants, environmental quality, fuel services, power generation technical services, transmission, system planning, bulk power contracts, system operations and control, system protection and real estate. He served as Vice President - Southern Division of ALABAMA from 1995 to May 1997, and Division Manager - Customer Service of ALABAMA from 1989 to 1995.

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

G. Edison Holland, Jr.
President and Chief Executive Officer
Age 45
Served as Director since 5-20-97

Archie H. Davis (1)
Age 56
Served as Director since 2-18-97

Paul J. DeNicola (1)
Age 49
Served as Director since 3-14-91

Walter D. Gnann (1)
Age 62
Served as Director since 5-17-83

Robert B. Miller, III (1)
Age 52
Served as Director since 5-17-83

Arnold M. Tenenbaum (1)
Age 61
Served as Director since 5-17-77

(1)    No Position other than Director.

    Each of the above is currently a director of SAVANNAH, serving a term running from the last annual meeting of SAVANNAH's stockholder (May 20, 1997) for one year until the next annual meeting or until a successor is elected and qualified.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he/she was or is to be selected as a director or nominee, other than any arrangements or understandings with directors or officers of SAVANNAH acting solely in their capacities as such.

Identification of executive officers of SAVANNAH.

G. Edison Holland, Jr.
President, Chief Executive Officer and Director
Age 45
Served as Executive Officer since 10-1-97


W. Miles Greer
Vice President - Marketing and Customer Services
Age 54
Served as Executive Officer since 11-20-85

Larry M. Porter
Vice President - Operations
Age 52
Served as Executive Officer since 7-1-91

Kirby R. Willis
Vice President, Treasurer, Chief Financial Officer and Assistant Corporate Secretary
Age 46
Served as Executive Officer since 1-1-94

    Each of the above is currently an executive officer of SAVANNAH, serving a term running from the last annual meeting of the directors (July 15, 1997) for one year until the next annual meeting or until his successor is elected and qualified, except for Mr. Holland whose election was effective on the date indicated.

    There are no arrangements or understandings between any of the individuals listed above and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with officers of SAVANNAH acting solely in their capacities as such.

Identification of certain significant employees.
           None.

Family relationships.
           None.

Business experience.

G. Edison Holland, Jr. - Elected President and Chief Executive Officer in 1997. Vice President - Power Generation/Transmission and Corporate Counsel of Gulf Power Company from 1995 to 1997. Served as a partner in the law firm of Beggs & Lane from 1979 to 1997.

Archie H. Davis - President and Chief Executive Officer of The Savannah Bancorp and The Savannah Bank, N.A., Savannah, Georgia. Member of the Board of Directors of Thomaston Mills, Thomaston, Georgia.


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

Robert B. Miller, III - President of American Building Systems, Inc.

Arnold M. Tenenbaum - President and Director of Chatham Steel Corporation. Director of First Union Bank of Georgia, First Union
Bank of Savannah, Cerulean Corporation and Blue Cross/Blue Shield of Georgia.

W. Miles Greer - Vice President - Marketing and Customer Services effective 1994. Formerly served as Vice President - Economic
Development and Corporate Services from 1989 through 1993.

Larry M. Porter - Vice President - Operations since 1991. Responsible for managing the areas of fuel procurement, power production, transmission and distribution, engineering and system operation.


Kirby R. Willis - Vice President, Treasurer and Chief Financial Officer since 1994 and Assistant Corporate Secretary effective 1998. Responsible primarily for all accounting, financial, information resources, labor relations, corporate services, environmental and safety activities. He previously served as Treasurer, Controller and Assistant Secretary from 1991 to 1993.

Involvement in certain legal proceedings.
           None.

Section 16(a) Beneficial Ownership Reporting Compliance.

GEORGIA's Messrs. Jobe and Vereen each failed to file on a timely basis a single report disclosing one transaction on Form 5 as required by Section 16 of the Securities Act of 1934.

GULF's Ms. Thames and Mr. Moore each failed to file on a timely basis a single report disclosing one transaction on Form 3 as required by Section 16 of the Securities Act of 1934. Ms. Thames executed a Form 3 on the day of the reporting event for mailing by GULF; however, GULF inadvertently submitted the report two days late.


                                     III-12

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Tables. The following tables set forth information concerning any Chief Executive Officer and the four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 during 1997 for each of the operating affiliates (ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH).

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


                                                              ALABAMA
                                                    SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                           LONG-TERM COMPENSATION

                                                                             Number of
                                                                             Securities      Long-
Name                                                                         Underlying      Term
and                                                       Other Annual       Stock           Incentive    All Other
Principal                                                 Compensation       Options         Payouts      Compensation
Position               Year     Salary($)    Bonus($)     ($)1               (Shares)        ($)2         ($)3
-----------------------------------------------------------------------------------------------------------------------

Elmer B. Harris
President,
Chief Executive        1997      500,700      101,002          20,453           35,648        247,224          30,172
Officer,               1996      480,310       72,697           7,112           31,608        439,508          25,068
Director               1995      458,940       74,204           5,956           32,170        494,447          26,058

Banks H. Farris        1997      247,170       37,500           7,218           13,513        155,313          14,379
Executive Vice         1996      235,255       32,390           7,829            9,730        155,313          12,161
President              1995      221,405       76,182           4,239            9,856        174,727          11,889

Charles D. McCrary     1997      224,359       34,000           8,639           10,112        126,075          12,864
Executive Vice         1996      215,762       29,906           3,198            8,984        126,075          11,530
President              1995      206,400       69,380           2,549            9,188        141,834          11,071






See next page for footnotes.


                                                              ALABAMA
                                                    SUMMARY COMPENSATION TABLE
                                                            (Continued)



                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                 Number of
                                                                                 Securities    Long-
Name                                                                             Underlying    Term
and                                                           Other Annual       Stock         Incentive    All Other
Principal                                                     Compensation       Options       Payouts      Compensation
Position               Year         Salary($)    Bonus($)     ($)1               (Shares)      ($)2         ($)3
--------------------------------------------------------------------------------------------------------------------------

William B.
   Hutchins, III
Executive Vice
President,              1997        217,756       31,400            1,383          9,834        115,170        12,441
Chief Financial         1996        209,213       28,806            3,029          8,654        115,169        10,853
Officer                 1995        199,164       69,841            1,180          8,850        129,565        11,088

1    Tax reimbursement by ALABAMA and certain personal benefits.
2    Payouts made in 1996, 1997 and 1998 for the four-year performance periods ending December 31, 1995, 1996 and 1997, respectively.
3    ALABAMA contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                               ESP                 ESOP              SBP
Elmer B. Harris                   $7,125              $1,072          $21,975
Banks H. Farris                    7,181               1,072            6,126
Charles D. McCrary                 7,125               1,072            4,667
William B. Hutchins, III           7,125               1,072            4,244



                                     III-14

                                                             GEORGIA
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive     All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)      ($)2        ($)3
-------------------------------------------------------------------------------------------------------------------------

H. Allen Franklin
President,              1997        511,505        129,426         14,219         36,544        280,513        31,350
Chief Executive         1996        482,658         73,260         10,992         31,853        498,688        27,334
Officer, Director       1995        456,366         82,935          3,936         31,960        561,024        25,493

Warren Y. Jobe
Executive
Vice President,
Treasurer,              1997        238,948         39,862         98,870         10,483        126,075        13,408
Chief Financial         1996        227,496         26,749          4,308          9,404        126,075        12,476
Officer, Director       1995        220,152         31,000          1,994          9,710        141,834        12,248

Gene R. Hodges          1997        228,336         39,058          5,544         10,271        126,075        13,111
Executive               1996        221,708         26,209          1,783          9,214        126,075        12,193
Vice President          1995        214,502         32,000          1,978          9,514        141,834        11,160

Robert H.
 Haubein, Jr.           1997        220,358         35,683            657          9,952        115,170        11,981
Senior Vice             1996        211,010         29,681          2,081          8,757        115,169        11,740
President               1995        199,759         34,000          1,623          8,871        129,565        10,825

William C.
 Archer                 1997        197,870         40,054          3,410          8,953         84,048        11,280
Executive               1996        189,178         26,450          4,205          7,804         84,047         9,812
Vice President          1995        113,771         36,000         63,024          6,252          6,252         8,347


1    Tax reimbursement by GEORGIA on certain personal benefits including membership fees of $94,429 in 1997 for Mr. Jobe and $61,877 in 1995 for Mr. Archer.
2    Payouts made in 1996, 1997 and 1998 for the four-year performance periods ending December 31, 1995,
1996 and 1997, respectively.
3    GEORGIA contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                ESP               ESOP             SBP
H. Allen Franklin                 $7,181              $1,072          $23,097
Warren Y. Jobe                     7,181               1,072            5,155
Gene R. Hodges                     7,125               1,072            4,914
Robert H. Haubein, Jr.             7,181               1,072            3,728
William C. Archer                  7,200               1,072            3,008



                                     III-15

                                                               GULF
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive    All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)     ($)2         ($)3
-------------------------------------------------------------------------------------------------------------------------

Travis J. Bowden
President,             1997          306,584        33,933          2,842          16,694        207,322       17,888
Chief Executive        1996          297,685        29,950          1,560          14,975        207,322       14,950
Officer, Director      1995          289,749        29,077          4,663          15,464        233,237       16,679

Arlan E. Scarbrough    1997          180,642        18,212          1,440           8,142         84,048       10,235
Vice President         1996          173,719        17,512          1,514           7,234         84,047        9,420
                       1995          167,568        16,718            722           7,398         94,553        8,556

John E. Hodges, Jr.    1997          178,428        17,989          2,418           8,042         91,977       10,185
Vice President         1996          171,688        17,297          1,415           7,145         91,977        9,405
                       1995          164,738        16,718          2,272           7,307        103,474        9,040

Francis M.             1997          160,783        16,274            479           7,275         84,048        9,182
 Fisher, Jr.           1996          151,236        15,352            459           5,674         84,047        8,177
Vice President         1995          141,389        16,718            510           5,603         94,553        7,694

Robert G. Moore4       1997          149,926        23,474              -           4,741         46,551        7,550
Vice President         1996                -             -              -               -              -            -
                       1995                -             -              -               -              -            -



1    Tax reimbursement by GULF on certain personal benefits.
2    Payouts made in 1996, 1997 and 1998 for the four-year performance periods ending December 31, 1995,
1996 and 1997, respectively.
3    GULF contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                ESP               ESOP             SBP
Travis J. Bowden                   $7,181              $1,072         $9,635
Arlan E. Scarbrough                 7,200               1,072          1,963
John E. Hodges, Jr.                 6,438               1,072          2,675
Francis M. Fisher, Jr.              7,125               1,072            985
Robert G. Moore                     6,159               1,072            319
4    Mr. Moore was named an executive officer effective July 25, 1997.

                                     III-16

                                                         MISSISSIPPI
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive    All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)      ($)2        ($)3
-------------------------------------------------------------------------------------------------------------------------

Dwight H. Evans
President, Chief       1997         262,678       39,643            3,830         14,303         126,075       15,025
Executive              1996         253,006       35,923            3,519         12,830         126,075       13,824
Officer, Director      1995         233,069       42,965            2,746         10,486         141,834       34,139

H. E. Blakeslee        1997         192,029       38,863              697          8,687          91,977       10,991
Vice President         1996         190,429       25,664              224          7,572          91,977        9,885
                       1995         168,651       29,358              952          7,598         103,474        9,161

Don E. Mason           1997         188,126       41,889              839          8,512          84,048       10,675
Vice President         1996         186,670       25,148              125          7,420          84,047        9,587
                       1995         163,901       29,358              794          7,445          94,553        8,830

Michael W. Southern
Vice President
Chief Financial        1997         155,151       31,406            1,590          6,281          65,768        8,757
Officer, Secretary,    1996         155,027       20,740            2,841          5,475          65,768        7,865
Treasurer              1995         133,505       24,467              344          4,847          73,989       19,806

Andrew J.
 Dearman, III4         1997         141,393       21,008            2,083          5,871          42,903       21,354
Vice President         1996               -            -                -              -               -            -
                       1995               -            -                -              -               -            -

1    Tax reimbursement by MISSISSIPPI on certain personal benefits.
2    Payouts made in 1996, 1997 and 1998 for the four-year performance periods ending December 31, 1995,
1996 and 1997, respectively.
3    MISSISSIPPI contributions to the ESP, ESOP, and non-pension related accruals under the SBP (ERISA excess plan under which accruals are made to offset Internal Revenue Code imposed limitations under the ESP and ESOP) for the following:-
Name                                     ESP              ESOP               SBP
Dwight H. Evans                        $7,181           $1,072             $6,772
H. E. Blakeslee                         7,181            1,072              2,738
Don E. Mason                            7,125            1,072              2,478
Michael W. Southern                     7,007            1,072                678
Andrew J. Dearman, III                  6,387            1,072                304
In 1997, Mr. Dearman received a one-time lump-sum payment of $13,591, given in connection with his appointment to his current position.
4    Mr. Dearman was named an executive officer effective April 23, 1997.


                                     III-17


                                                             SAVANNAH
                                                    SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION                         LONG-TERM COMPENSATION

                                                                                  Number of
                                                                                  Securities   Long-
Name                                                                              Underlying   Term
and                                                            Other Annual       Stock        Incentive    All Other
Principal                                                      Compensation       Options      Payouts      Compensation
Position               Year         Salary($)    Bonus($)      ($)1               (Shares)      ($)2        ($)3
--------------------------------------------------------------------------------------------------------------------------

Arthur M.
 Gignilliat, Jr.4
President,               1997       203,888       20,866            3,555        10,365         151,383        28,095
Chief Executive          1996       218,208       26,371            1,104         9,077         151,382        25,705
Officer, Director        1995       211,385       31,847              492         9,327         170,305        21,323

G. Edison
   Holland, Jr.5
President,               1997       202,413       26,231            3,046         8,640          91,977        49,892
Chief Executive          1996       184,359       18,584            2,969         7,677          91,977         9,940
Officer, Director        1995       177,682       16,718            2,463         7,851         103,474         9,491

Larry M. Porter          1997       143,135       18,472              177         5,761          65,768        11,624
Vice President           1996       138,931       16,740              421         4,560          65,768         9,814
                         1995       134,687       18,100              256         4,701          73,989         8,718

W. Miles Greer           1997       138,643       16,294              805         4,924          60,636        10,740
Vice President           1996       131,203       16,225              322         4,261          60,636         9,631
                         1995       125,891       18,225              355         4,393          68,215         8,376

Kirby R. Willis
Vice President,          1997       134,794       15,915              182         4,809          60,636         9,322
Chief Financial          1996       122,110       15,505              674         3,924          60,636         8,765
Officer, Treasurer       1995       115,632       18,225              256         4,038          68,215         7,444



1    Tax reimbursement by SAVANNAH on certain personal benefits.
2    Payouts made in 1996, 1997 and 1998 for the four-year performance periods ending December 31, 1995, 1996 and 1997, respectively.
3    SAVANNAH contributions to the ESP, under Section 401(k) of the Internal Revenue Code, ESOP, and AME for
the following:-
Name                                   ESP               ESOP             AME
Arthur M. Gignilliat                  $5,700            $1,072           $21,323
G. Edison Holland, Jr.                 7,181             1,072             2,985
Larry M. Porter                        6,139             1,072             4,413
W. Miles Greer                         4,992             1,072             4,676
Kirby R. Willis                        5,630             1,072             2,620
In 1997, Mr. Holland received a one-time lump-sum payment of $38,654, given in connection with his appointment to his current position.
4    Mr. Gignilliat retired effective October 1, 1997.
5    Mr. Holland became president on July 1, 1997.  He was previously an executive officer at GULF.

                                     III-18

                           STOCK OPTION GRANTS IN 1997

Stock Option Grants. The following table sets forth all stock option grants to the named executive officers of each operating subsidiary during the year ending
December 31, 1997.


                                   Individual Grants                                         Grant Date Value

                              # of           % of Total
                              Securities     Options Exercise
                              Underlying     Granted to       or
                              Options        Employees in     Base Price      Expiration      Grant Date
   Name                       Granted1       Fiscal Year2     ($/Sh)1         Date1           Present Value($)3
    ---------------------------------------------------------------------------------------------------------------------

   ALABAMA

   Elmer B. Harris              35,648            2.0             21.25       07/21/2007           203,907
   Banks H. Farris              13,513            0.8             21.25       06/01/2003            63,106
   Charles D. McCrary           10,112            0.6             21.25       07/21/2007            57,841
   William B. Hutchins, III      9,834            0.6             21.25       07/21/2007            56,250

   GEORGIA

   H. Allen Franklin            36,544            2.1             21.25       07/21/2007           209,032
   Warren Y. Jobe               10,483            0.6             21.25       07/21/2007            59,963
   Gene R. Hodges               10,271            0.6             21.25       07/21/2007            58,750
   Robert H. Haubein, Jr.        9,952            0.6             21.25       07/21/2007            56,925
   William C. Archer             8,953            0.5             21.25       07/21/2007            51,211

   GULF

   Travis J. Bowden             16,694            0.9             21.25       07/21/2007            95,375
   Arlan E. Scarbrough           8,142            0.5             21.25        11/01/2004           40,629
   John E. Hodges, Jr.           8,042            0.5             21.25       07/21/2007            46,000
   Francis M. Fisher, Jr.        7,275            0.4             21.25       07/21/2007            41,613
   Robert G. Moore               4,741            0.3             21.25       07/21/2007            27,119


   See next page for footnotes.

                                                  STOCK OPTION GRANTS IN 1997





                                   Individual Grants                                         Grant Date Value

                              # of           % of Total
                              Securities     Options Exercise
                              Underlying     Granted to       or
                              Options        Employees in     Base Price      Expiration     Grant Date
   Name                       Granted1       Fiscal Year2     ($/Sh)1         Date1          Present Value($)3
   ------------------------------------------------------------------------------------------------------------------

   MISSISSIPPI

   Dwight H. Evans              14,303            0.8             21.25       07/21/2007             81,813
   H. E. Blakeslee               8,687            0.5             21.25       07/21/2007             49,690
   Don E. Mason                  8,512            0.5             21.25       07/21/2007             48,689
   Michael W. Southern           6,281            0.4             21.25       07/21/2007             35,927
   Andrew J. Dearman, III        5,871            0.3             21.25       07/21/2007             33,582

   SAVANNAH

   Arthur M. Gignilliat, Jr.    10,365            0.6             21.25       09/03/2000             34,101
   G. Edison Holland, Jr.        8,640            0.5             21.25       07/21/2007             49,421
   Larry M. Porter               5,761            0.3             21.25       07/21/2007             32,953
   W. Miles Greer                4,924            0.3             21.25       07/21/2007             28,165
   Kirby R. Willis               4,809            0.3             21.25       07/21/2007             27,507

1  Performance  Stock Plan grants were made on July 21,  1997,  and vest 25% per year on the anniversary  date of the grant.  Grants fully vest upon  termination incident to death, disability, or retirement.  The exercise price is the average of the high and low fair market  value of  SOUTHERN's  common  stock on the date granted. In accordance with the terms of the Performance Stock Plan, Mr. Farris'
unexercised  options  expire on June 1,  2003,  three  years  after  his  normal retirement  date;  Mr.  Scarbrough's  unexercised  options expire on November 1,
2004,  three  years  after his  normal  retirement  date;  and Mr.  Gignilliat's unexercised  options  expire  on  September  3,  2000,  three  years  after  his retirement  date which was October 1, 1997.
2 A total of 1,776,094 stock options were granted in 1997 to key executives participating in SOUTHERN's  Performance Stock Plan.
3 Based on the  Black-Scholes  option  valuation  model.  The actual value, if any, an executive officer may realize ultimately depends on the market value of SOUTHERN's  common stock at a future date.  This  valuation is provided pursuant to SEC disclosure rules.  There is no assurance that the value realized will be at or near the value estimated by the Black-Scholes  model.  Assumptions used to calculate  this value:  price  volatility - 17.471%;  risk-free  rate of return - 6.49%;  dividend yield - 3.06%; and time to exercise - 10 years.  These
assumptions   reflect  the  effects  of  cash  dividend   equivalents   paid  to
participants at the target rates under the Performance Dividend Plan.


                                     III-20


      AGGREGATED STOCK OPTION EXERCISES IN 1997 AND YEAR-END OPTION VALUES

Aggregated Stock Option Exercises. The following table sets forth information concerning options exercised during the year ending December 31, 1997, by the named executive officers and the value of unexercised options held by them as of December 31, 1997.

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options at             Options at
                                                                        Fiscal                 Fiscal
                                                                        Year-End (#)           Year-End($)1

                         Shares Acquired           Value                Exercisable/           Exercisable/
Name                     on Exercise (#)           Realized($)2         Unexercisable          Unexercisable
--------------------------------------------------------------------------------------------------------------

ALABAMA

Elmer B. Harris                    -                       -            150,793/83,300       1,191,285/356,415
Banks H. Farris                    -                       -             13,662/27,822          57,279/119,004
Charles D. McCrary                 -                       -             24,067/23,386          137,122/99,258
William B. Hutchins, III           -                       -             23,799/22,638          136,098/96,166

GEORGIA

H. Allen Franklin                  -                       -            120,384/84,261         892,379/360,544
Warren Y. Jobe                     -                       -             30,094/24,544         188,226/104,466
Gene R. Hodges                     -                       -             25,873/23,988         156,204/101,933
Robert H. Haubein, Jr.             -                       -             24,693/22,748          142,756/96,308
Willam C. Archer                   -                       -              5,077/17,932           18,895/71,521

GULF

Travis J. Bowden                   -                       -             65,767/39,442         500,077/168,851
Arlan E. Scarbrough                -                       -              5,507/17,267           20,919/68,977
John E. Hodges, Jr.                -                       -             19,172/18,419          110,017/77,679
Francis M. Fisher, Jr.             -                       -              4,219/14,333           15,981/57,791
Robert G. Moore                    -                       -               3,116/9,893           11,846/39,628



See next page for footnotes.


                                     III-21

      AGGREGATED STOCK OPTION EXERCISES IN 1997 AND YEAR-END OPTION VALUES

                                                                        Number of
                                                                        Securities             Value of
                                                                        Underlying             Unexercised
                                                                        Unexercised            In-the-Money
                                                                        Options at             Options at
                                                                        Fiscal                 Fiscal
                                                                        Year-End (#)           Year-End($)1

                         Shares Acquired           Value                Exercisable/           Exercisable/
Name                     on Exercise (#)           Realized($)2         Unexercisable          Unexercisable
--------------------------------------------------------------------------------------------------------------------

MISSISSIPPI

Dwight H. Evans                    -                       -             31,172/31,322       190,266/131,171
H. E. Blakeslee                    -                       -             19,875/19,543        113,822/82,296
Don E. Mason                       -                       -              5,577/17,800         21,152/71,190
Michael W. Southern                -                       -              3,791/12,812         14,231/51,159
Andrew J. Dearman, III             -                       -              3,164/11,128         12,010/45,182

SAVANNAH

Arthur M. Gignilliat, Jr.          -                       -                  75,138/0             550,074/0
G. Edison Holland, Jr.             -                       -             22,443/20,048        129,070/85,268
Larry M. Porter                    -                       -              3,490/11,532         13,265/46,469
W. Miles Greer                     -                       -              3,261/10,317         12,395/41,299
Kirby R. Willis                    -                       -               3,000/9,771         11,401/39,284


1 This represents the excess of the fair market value of SOUTHERN's common stock of $25.875 per share, as of December 31, 1997, above the exercise price of the options. One column reports the "value" of options that are vested and therefore could be exercised; the other the "value" of options that are not vested and therefore could not be exercised as of December 31, 1997.
2 The "Value Realized" is ordinary income, before taxes, and represents the amount equal to the excess of the fair market value of the shares at the time of exercise over the exercise price.


                                     III-22


                   LONG-TERM INCENTIVE PLANS - AWARDS IN 1997


Long-Term Incentive Plans. The following table sets forth the long-term incentive plan awards made to the named executive officers for the performance period January 1, 1997 through December 31, 2000.

                                                                       Estimated Future Payouts under
                                                                         Non-Stock Price-Based Plans

                                                 Performance or
                                                 Other Period
                           Number of             Until Maturation      Threshold          Target       Maximum
Name                       Units (#)1            or Payout             ($)2               ($)2          ($)2
------------------------------------------------------------------------------------------------------------------

ALABAMA

Elmer B. Harris                285,784               4 years             142,892          285,784        571,568
Banks H. Farris                110,500               4 years              55,250          110,500        221,000
Charles D. McCrary              81,854               4 years              40,927           81,854        163,708
William B. Hutchins, III        81,854               4 years              40,927           81,854        163,708

GEORGIA

H. Allen Franklin              324,269               4 years             162,135          324,269        648,538
Warren Y. Jobe                  81,854               4 years              40,927           81,854        163,708
Gene R. Hodges                  81,854               4 years              40,927           81,854        163,708
Robert H. Haubein, Jr.          74,889               4 years              37,445           74,889        149,778
William C. Archer               81,854               4 years              40,927           81,854        163,708

GULF

Travis J. Bowden               134,814               4 years              67,407          134,814        269,628
Arlan E. Scarbrough             59,686               4 years              29,843           59,686        119,372
John E. Hodges, Jr.             59,686               4 years              29,843           59,686        119,372
Francis M. Fisher, Jr.          59,686               4 years              29,843           59,686        119,372
Robert G. Moore                 29,610               4 years              14,805           29,610         59,220





See next page for footnotes.

                                     III-23


                   LONG-TERM INCENTIVE PLANS - AWARDS IN 1997


                                                                       Estimated Future Payouts under
                                                                         Non-Stock Price-Based Plans


                                                 Performance or
                                                 Other Period
                           Number of             Until Maturation      Threshold        Target          Maximum
Name                       Units (#)1            or Payout             ($)2             ($)2            ($)2
-------------------------------------------------------------------------------------------------------------------


MISSISSIPPI

Dwight H. Evans              134,814                 4 years              67,407          134,814        269,628
H. E. Blakeslee               59,686                 4 years              29,843           59,686        119,372
Don E. Mason                  59,686                 4 years              29,843           59,686        119,372
Michael W. Southern           42,635                 4 years              21,318           42,635         85,270
Andrew J. Dearman, III        42,635                 4 years              21,318           42,635         85,270

SAVANNAH

Arthur M. Gignilliat, Jr.3       N/A                     N/A                 N/A              N/A            N/A
G. Edison Holland, Jr.        59,686                 4 years              29,843           59,686        119,372
Larry M. Porter               42,635                 4 years              21,318           42,635         85,270
W. Miles Greer                42,635                 4 years              21,318           42,635         85,270
Kirby R. Willis               42,635                 4 years              21,318           42,635         85,270


1 A performance unit is a method of assigning a dollar value to a performance award opportunity. Under the Productivity Improvement Plan (the "Plan") of
SOUTHERN, the number of units granted to named executive officers is 50 to 65 percent of their base salary range mid-point at the beginning of the performance period, with each unit valued at $1.00. No awards are paid unless the participant remains employed by the company through the end of the performance period.
2 The threshold, target and maximum value of a unit is $0.50, $1.00, and $2.00, respectively, and can vary based on SOUTHERN's return on common equity and total shareholder return relative to selected groups of electric and gas utilities. If certain minimum performance relative to the selected groups is not achieved, there will be no payout; nor is there a payout if the current earnings of SOUTHERN are not sufficient to fund the dividend rate paid in the last calendar year. The Plan provides that in the discretion of the committee extraordinary income may be excluded for purposes of calculating the amount available for the payment of awards. All awards are payable in cash at the end of the performance period.
3 Not applicable due to Mr.  Gignilliat's  retirement on October 1, 1997.


                                     III-24

                  DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE


Pension Plan Table. The following table sets forth the estimated combined annual pension benefits under the Pension, Supplemental Defined Benefit, and Supplemental Executive Retirement Plans in effect during 1997 for the named executives at ALABAMA, GEORGIA, GULF and MISSISSIPPI and Messrs. Gignilliat and Holland at SAVANNAH. Employee compensation covered by the Pension, Supplemental Benefit, and Supplemental Executive Retirement Plans for pension purposes is limited to the average of the highest three of the final 10 years' compensation -- base salary plus the excess of annual and long-term incentive compensation over 25 percent of base salary (reported under column titled "Salary", "Bonus", and "Long-Term Incentive Payouts" in the Summary Compensation Tables on pages III-13 through III-18).

         The amounts shown in the table were calculated according to the final average pay formula and are based on a single life annuity without reduction for joint and survivor annuities (although married employees are required to have their pension benefits paid in one of various joint and survivor annuity forms, unless the employee elects otherwise with the spouse's consent) or computation of the Social Security offset which would apply in most cases. This offset amounts to one-half of the estimated Social Security benefit (primary insurance amount) in excess of $3,900 per year times the number of years of accredited service, divided by the total possible years of accredited service to normal retirement age.


                                           Years of Accredited Service

Remuneration             15         20           25           30          35            40
------------             -----------------------------------------------------------------

    $  100,000         25,500      34,000      42,500       51,000        59,500       68,000
       300,000         76,500     102,000     127,500      153,000       178,500      204,000
       500,000        127,500     170,000     212,500      255,000       297,500      340,000
       700,000        178,500     238,000     297,500      357,000       416,500      476,000
       900,000        229,500     306,000     382,500      459,000       535,500      612,000
     1,100,000        380,500     374,000     467,500      561,000       654,500      748,000


         As of December 31, 1997, the applicable compensation levels and years of accredited service are presented in the following tables:


ALABAMA
                                           Compensation          Accredited
            Name                              Level         Years of Service

            Elmer B. Harris                    $839,724                  39
            Banks H. Farris                     372,912                  38
            Charles D. McCrary                  324,528                  23
            William B. Hutchins, III            306,456                  31

                                     III-25

GEORGIA
                                             Compensation        Accredited
            Name                                 Level        Years of Service

            H. Allen Franklin                  $908,664               26
            Warren Y. Jobe1                     334,656               26
            Gene R. Hodges                      331,092               33
            Robert H. Haubein, Jr.              312,216               30
            William C. Archer                   258,780               26

GULF
                                             Compensation        Accredited
            Name                                 Level        Years of Service

            Travis J. Bowden2                  $471,636               31
            Arlan E. Scarbrough                 236,436               34
            John E. Hodges, Jr.                 242,940               31
            Francis M. Fisher, Jr.              218,364               26
            Robert G. Moore                     166,296               24

MISSISSIPPI
                                             Compensation        Accredited
            Name                                 Level        Years of Service

            Dwight H. Evans                    $360,732               26
            H. E. Blakeslee                     264,744               32
            Don E. Mason                        254,556               31
            Michael W. Southern                 205,272               22
            Andrew J. Dearman, III              162,552               22

SAVANNAH
                                           Compensation           Accredited
            Name                                 Level        Years of Service

            Arthur M. Gignilliat               $354,456               37
            G. Edison Holland, Jr.3             255,768               15
            Larry M. Porter                     139,788               20
            W. Miles Greer                      133,860               13
            Kirby R. Willis                     126,180               23

1 The number of accredited years of service includes 8 years credited to Mr. Jobe pursuant to a supplemental pension agreement.
2 The number of accredited years of service includes 10 years credited to Mr. Bowden pursuant to a supplemental pension agreement.
3 The number of accredited years of service includes 10 years credited to Mr. Holland pursuant to a supplemental pension agreement.

                                     III-26

         SAVANNAH has in effect a qualified, trusteed, noncontributory, defined benefit pension plan which provides pension benefits to employees upon retirement at the normal retirement age after designated periods of accredited service and at a specified compensation level. The plan provides pension benefits under a formula which includes each participant's years of service with the Southern system and average annual earnings (excluding incentive compensation) of the highest three of the final 10 years of service with the Southern system preceding retirement. Plan benefits are reduced by a portion of the benefits participants are entitled to receive under Social Security. The plan provides for reduced early retirement benefits at age 55 and a pension for the surviving spouse equal to one-half of the deceased retiree's pension.

         SAVANNAH also has in effect a supplemental executive retirement plan for certain of its executive employees. The plan is designed to provide participants with a supplemental retirement benefit, which, in conjunction with social security and benefits under SAVANNAH's qualified pension plan, will equal 70 percent of the highest three of the final 10 years' average annual earnings (excluding incentive compensation).

         The following table sets forth the estimated combined annual pension benefits under SAVANNAH's pension and supplemental executive retirement plans in effect during 1997 which are payable to SAVANNAH's named executives, except Messrs. Gignilliat and Holland who participate in the plans described on page III-25, upon retirement at the normal retirement age after designated periods of accredited service and at a specified compensation level.

                                                       Years of Accredited Service
       Remuneration                              15                 25               35
--------------------------                       --                 --               --

         $  90,000                             $ 63,000          $ 63,000         $ 63,000
           120,000                               84,000            84,000           84,000
           150,000                              105,000           105,000          105,000
           180,000                              126,000           126,000          126,000
           210,000                              147,000           147,000          147,000
           260,000                              182,000           182,000          182,000
           280,000                              196,000           196,000          196,000
           300,000                              210,000           210,000          210,000


                                     III-27

Compensation of Directors.

         Standard Arrangements. The following table presents compensation paid to the directors, during 1997 for service as a member of the board of directors and any board committee(s), except that employee directors received no fees or compensation for service as a member of the board of directors or any board committee. All or a portion of these fees payable in cash may be deferred under the Deferred Compensation Plan until membership on the board is terminated or may be payable in SOUTHERN common stock at the election of the director.

                      ALABAMA          GEORGIA         GULF      MISSISSIPPI        SAVANNAH

Cash Retainer Fee         $17,000          $20,000      $10,000       $10,000           $10,000
Stock Retainer Fee         $3,000           $3,000       $2,000        $2,000            $2,000

Meeting Fee                   900              900          750           750               750

Committees:
     Audit                    900              900          750           750               750
     Compensation             900              900          750           750               750
     Executive                900              900            -             -               750
     Finance                    -              900            -           750                 -
     Nominating               900                -            -             -                 -
     Nuclear Safety           900                -            -             -                 -
     Nuclear Operations
       Overview                 -            1,800            -             -                 -

         Effective January 1, 1997, the Outside Directors Pension Plan (the "Plan") was terminated and benefits payable under the Plan were frozen. Non-employee directors serving as of January 1, 1997, were given a one-time election to receive a Plan benefit buy-out equal to the actuarial present value of future Plan benefits or receive benefits under the terms of the Plan at the annual retainer rate in effect on December 31, 1996. Directors who elected to receive the benefit buy-out were required to defer receipt of that amount under the Deferred Compensation Plan until termination from board membership. Directors who elected to continue to participate under the terms of the Plan are entitled to benefits upon retirement from the board on the retirement date designated in the respective companies' by-laws. The annual benefit payable is based upon length of service and varies from 75 percent of the annual retainer in effect on December 31, 1996, if the participant has at least 60 months of service on the board of one or more system companies, to 100 percent if the participant has at least 120 months of such service. Payments will continue for the greater of the lifetime of the participant or 10 years.

         Other  Arrangements.   No  director  received  other  compensation  for
services as a director during the year ending December 31, 1997 in addition to or in lieu of that specified by the standard arrangements specified above.

                                     III-28

Employment Contracts and Termination of Employment and Change in Control Arrangements.

         None.

Report on Repricing of Options.

         None.

Compensation Committee Interlocks and Insider Participation.

         None.



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

Security ownership of management. The following table shows the number of shares of SOUTHERN common stock and operating subsidiary preferred stock owned by the directors, nominees and executive officers as of December 31, 1997. It is based on information furnished by the directors, nominees and executive officers. The shares owned by all directors, nominees and executive officers as a group constitute less than one percent of the total number of shares of the respective classes outstanding on December 31, 1997.

Name of Directors,
Nominees and                                                                Number of Shares
Executive Officers                       Title of Class                     Beneficially Owned1,2

ALABAMA

Whit Armstrong                           SOUTHERN Common                                 16,028

A. William Dahlberg                      SOUTHERN Common                                255,790

Peter V. Gregerson, Sr.                  SOUTHERN Common                                    439

Bill M. Guthrie                          SOUTHERN Common                                139,031

Elmer B. Harris                          SOUTHERN Common                                204,339

Carl E. Jones, Jr.                       SOUTHERN Common                                 10,641

Patricia M. King                         SOUTHERN Common                                     34

James K. Lowder                          SOUTHERN Common                                  4,721

                                     III-30


Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned1,2

Wallace D. Malone, Jr.                   SOUTHERN Common                                   400

William V. Muse                          SOUTHERN Common                                   439

John T. Porter                           SOUTHERN Common                                   850

Robert D. Powers                         SOUTHERN Common                                   439

C. Dowd Ritter                           SOUTHERN Common                                    34

John W. Rouse, Jr.                       SOUTHERN Common                                 4,694

William J. Rushton, III                  SOUTHERN Common                                 7,607
                                         ALABAMA Preferred                                  20

James H. Sanford                         SOUTHERN Common                                   400

John C. Webb, IV                         SOUTHERN Common                                19,237

Banks H. Farris                          SOUTHERN Common                                16,802

William B. Hutchins, III                 SOUTHERN Common                                46,463

Charles D. McCrary                       SOUTHERN Common                                30,576


The directors, nominees,
and executive officers
as a group                               SOUTHERN Common                               758,964
                                         ALABAMA Preferred                                  20
GEORGIA

Daniel P. Amos                           SOUTHERN Common                                 2,601

Juanita P. Baranco                       SOUTHERN Common                                    51

A. William Dahlberg                      SOUTHERN Common                               255,790

W. A. Fickling, Jr.                      SOUTHERN Common                                   908

                                     III-31


Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned1,2

H. Allen Franklin                        SOUTHERN Common                                 146,255

L. G. Hardman III                        SOUTHERN Common                                  14,816

Warren Y. Jobe                           SOUTHERN Common                                  60,369
                                         GEORGIA Preferred                                   200

James R. Lientz, Jr.                     SOUTHERN Common                                     617

G. Joseph Prendergast                    SOUTHERN Common                                     659

Herman J. Russell                        SOUTHERN Common                                   8,414

Gloria M. Shatto                         SOUTHERN Common                                  17,459
                                         GEORGIA Preferred                                 1,200

W. J. Vereen                             SOUTHERN Common                                   5,376

Carl Ware                                SOUTHERN Common                                     108

Thomas R. Williams                       SOUTHERN Common                                     398
                                         GEORGIA Preferred                                 1,000

William C. Archer, III                   SOUTHERN Common                                  18,918
                                         GEORGIA Preferred                                   666

Robert H. Haubein, Jr.                   SOUTHERN Common                                  27,243

Gene R. Hodges                           SOUTHERN Common                                  40,856


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                 690,473
                                         GEORGIA Preferred                                 3,066

                                     III-32

Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned1,2

GULF

Travis J. Bowden                         SOUTHERN Common                                   98,742

Paul J. DeNicola                         SOUTHERN Common                                  109,746

Fred C. Donovan                          SOUTHERN Common                                    1,059

W. Deck Hull, Jr.                        SOUTHERN Common                                    2,753

Joseph K. Tannehill                      SOUTHERN Common                                    4,344

Barbara H. Thames                        SOUTHERN Common                                       78

Francis M Fisher, Jr.                    SOUTHERN Common                                   10,212

John E. Hodges, Jr.                      SOUTHERN Common                                   43,001

Robert G. Moore                          SOUTHERN Common                                   17,857

Arlan E. Scarbrough                      SOUTHERN Common                                   28,457


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                  316,248


MISSISSIPPI

Paul J. DeNicola                         SOUTHERN Common                                  109,746

Edwin E. Downer                          SOUTHERN Common                                    2,671

Dwight H. Evans                          SOUTHERN Common                                   51,740
                                         GEORGIA Preferred                                    400
                                         MISSISSIPPI Preferred                                200
                                         SOUTHERN Preferred                                   200

Robert S. Gaddis                         SOUTHERN Common                                    3,019


                                     III-33

Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned1,2

Walter H. Hurt, III                      SOUTHERN Common                                    1,291
                                         MISSISSIPPI Preferred                                 33

Aubrey K. Lucas                          SOUTHERN Common                                    3,581

George A. Schloegel                      SOUTHERN Common                                      389

Philip J. Terrell                        SOUTHERN Common                                      632

N. Eugene Warr                           SOUTHERN Common                                      688

H. E. Blakeslee                          SOUTHERN Common                                   26,953

Andrew J. Dearman, III                   SOUTHERN Common                                   11,674

Don E. Mason                             SOUTHERN Common                                   27,313

Michael W. Southern                      SOUTHERN Common                                    7,430


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                  247,127
                                         GEORGIA Preferred                                    400
                                         MISSISSIPPI Preferred                                233
                                         SOUTHERN Preferred                                   200



SAVANNAH

Archie H. Davis                          SOUTHERN Common                                      108

Paul J. DeNicola                         SOUTHERN Common                                  109,746

Walter D. Gnann                          SOUTHERN Common                                    1,334

G. Edison Holland                        SOUTHERN Common                                   24,416

Robert B. Miller, III                    SOUTHERN Common                                    2,318

Arnold M. Tenenbaum                      SOUTHERN Common                                      699


                                     III-34


Name of Directors,
Nominees and                                                                 Number of Shares
Executive Officers                       Title of Class                      Beneficially Owned 1,2

W. Miles Greer                           SOUTHERN Common                                    5,817

Larry M. Porter                          SOUTHERN Common                                   19,297

Kirby R. Willis                          SOUTHERN Common                                    8,054


The directors, nominees
and executive officers
as a group                               SOUTHERN Common                                  171,788



Changes  in  control.   SOUTHERN  and  the  operating   affiliates  know  of  no
arrangements which may at a subsequent date result in any change in control.






--------
1    As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
2    The shares shown include shares of SOUTHERN common stock of which certain directors and executive officers have the right to acquire beneficial ownership within 60 days pursuant to the Executive Stock Plan, as follows:
Mr. Blakeslee, 19,875 shares; Mr. Bowden, 65,767 shares; Mr. Dahlberg, 193,347 shares; Mr. DeNicola, 75,791 shares; Mr. Evans, 31,172 shares; Mr. Farris, 13,662 shares; Mr. Franklin, 120,384 shares; Mr. Greer, 3,261 shares; Mr. Guthrie, 91,055 shares; Mr. Harris, 150,793 shares; Mr. Haubein, 24,693 shares; Mr. G. R. Hodges,
25,873 shares; Mr. J. E. Hodges, 19,172 shares; Mr. Holland, 22,443 shares; Mr. Hutchins, 23,799 shares; Mr.
Jobe, 30,094 shares; Mr. Mason, 5,577 shares; Mr. McCrary, 24,067 shares; Mr. Porter, 3,490 shares; Mr.
Scarbrough, 5,507 shares; Mr. Southern, 3,791 shares; and Mr. Willis, 3,000 shares.  Also included are shares of
SOUTHERN common stock held by the spouses of the following directors:  Mr. Bowden, 500 shares; Mr. Gaddis, 1,200 shares; Mr. Hardman, 100 shares; Mr. Harris, 310 shares; and Dr. Shatto, 13,438 shares.  Also included are shares of common stock held in the Southern Company Deferred Stock Trust of which certain directors have the power to direct the voting, as follows:  Mr. Hardman, 6,019 shares; Mr. Rushton, 400 shares and Dr. Shatto, 400 shares.
Also included are 1,200 shares of GEORGIA preferred stock held by Dr. Shatto's spouse.


                                     III-35

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                     ALABAMA

Transactions with management and others.

     Mr. Whit Armstrong is President, Chairman and Chief Executive Officer of The Citizens Bank, Enterprise, Alabama; Mr. Carl E. Jones, Jr. is President and Chief Executive Officer of Regions Financial Corporation, Birmingham, Alabama; Mr. Wallace D. Malone is Chairman and Chief Executive Officer of SouthTrust Corporation, Birmingham, Alabama. Mr. Ritter is Chairman, President, Chief Executive Officer and Director of AmSouth Bancorporation and AmSouth Bank, Birmingham, Alabama. During 1997, these banks furnished a number of regular banking services in the ordinary course of business to ALABAMA. ALABAMA intends to maintain normal banking relations with all the aforesaid banks in the future.

Certain business relationships.
           None.

Indebtedness of management.
           None.

Transactions with promoters.
           None.

                                     GEORGIA

Transactions with management and others.

     Mr. L. G. Hardman III is Chairman of the Board of The First National Bank of Commerce, Georgia; Mr. James R. Lientz, Jr. is President of NationsBank of Georgia, Atlanta, Georgia; Mr. G. Joseph Prendergast is Chairman of Wachovia Bank of Georgia, N.A., Atlanta, Georgia; and Mr. Herman J. Russell is Chairman of the Board of Citizens Trust Bank, Atlanta, Georgia. During 1997, these banks furnished a number of regular banking services in the ordinary course of business to GEORGIA. GEORGIA intends to maintain normal banking relations with all the aforesaid banks in the future.

     In 1997, GEORGIA leased a building from Riverside Manufacturing Co. for approximately $80,511. Also, Riverside Manufacturing sold to GEORGIA fire retardant uniforms for $104,687. Mr. William J. Vereen is Chief Executive Officer, President, Treasurer and Director of Riverside Manufacturing Co.

Certain business relationships.
           None.

Indebtedness of management.
           None.

Transactions with promoters.
           None.
                                      GULF

Transactions with management and others.

     Mr. W. Deck Hull, Jr. was Vice Chairman of SunTrust Bank, West Florida, Panama City, Florida from 1993 to 1997. During 1997, this bank furnished a number of regular banking services in the ordinary course of business to GULF. GULF intends to maintain normal banking relations with the aforesaid bank in the future.

     In 1997, GULF paid to Merrick Industries, Inc. $303,782 for replacement parts for existing equipment and for the purchase and installation of coal feeders for Plant Smith. Mr. Tannehill is President and Chief Executive Officer of Merrick Industries, Inc.

Certain business relationships.
           None.

Indebtedness of management.
           None.

Transactions with promoters.
           None.

                                   MISSISSIPPI

Transactions with management and others.

     Mr. Robert S. Gaddis is Chairman of the Advisory Board of Trustmark National Bank, Laurel, Mississippi; Mr. George A. Schloegel is President of Hancock Bank, Gulfport, Mississippi. During 1997, these banks furnished a number of regular banking services in the ordinary course of business to MISSISSIPPI. MISSISSIPPI intends to maintain normal banking relations with the aforesaid banks in the future.


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

     (3) Exhibits:

         Exhibits for SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH are listed in the Exhibit Index at page E-1.


(b)  Reports on Form 8-K during the fourth quarter of 1997 were as follows:

     ALABAMA filed a Current Report on Form 8-K:

              Date of event: December 4, 1997
              Items reported: Items 5 and 7

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

     Date: March 30, 1998

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

     A. W. Dahlberg
     Chairman of the Board, President and
     Chief Executive Officer
     (Principal Executive Officer)

     W. L. Westbrook
     Financial Vice President, Chief Financial Officer and
     Treasurer
     (Principal Financial and Accounting Officer)

                           Directors:
      John C. Adams               Elmer B. Harris
      A. D. Correll               William J. Rushton, III
      Paul J. DeNicola            Gloria M. Shatto
      Jack Edwards                Gerald J. St. Pe'
      H. Allen Franklin           Herbert Stockham
      Bruce S. Gordon
      L. G. Hardman III

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 30, 1998

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

     Date: March 30, 1998

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

     Elmer B. Harris
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     William B. Hutchins, III
     Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     Art P. Beattie
     Vice President, Secretary and Comptroller
     (Principal Accounting Officer)

                          Directors:
      Whit Armstrong                   John T. Porter
      Peter V. Gregerson, Sr.          Robert D. Powers
      Bill M. Guthrie                  Andreas Renschler
      Carl E. Jones, Jr.               C. Dowd Ritter
      Patricia M. King                 John W. Rouse
      James K. Lowder                  James H. Sanford
      Wallace D. Malone, Jr.           John Cox Webb, IV

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 30, 1998

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

     Date: March 30, 1998

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

     H. Allen Franklin
     President, Chief Executive Officer and Director
     (Principal Executive Officer)

     Warren Y. Jobe
     Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

     Cliff S. Thrasher
     Vice President, Comptroller and Chief Accounting Officer
     (Principal Accounting Officer)

                           Directors:
       Daniel P. Amos             G. Joseph Prendergast
       Juanita P. Baranco         Herman J. Russell
       A. W. Dahlberg             Gloria M. Shatto
       William A. Fickling, Jr.   William Jerry Vereen
       L. G. Hardman III          Carl Ware
       James R. Lientz, Jr.       Thomas R. Williams

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 30, 1998


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

     Date: March 30, 1998

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

     Date: March 30, 1998

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

     Date: March 30, 1998

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

     Date: March 30, 1998

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

     SAVANNAH ELECTRIC AND POWER COMPANY

     By:   G. Edison Holland, Jr., President and
           Chief Executive Officer

     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.

      G. Edison Holland, Jr.
      President, Chief Executive Officer and Director
      (Principal Executive Officer)

      Kirby R. Willis
      Vice President, Treasurer and
      Chief Financial Officer
      (Principal Financial and Accounting Officer)

                         Directors:
       Archie H. Davis        Robert B. Miller, III
       Paul J. DeNicola       Arnold M. Tenenbaum
       Walter D. Gnann


     By:   Wayne Boston
           (Wayne Boston, Attorney-in-fact)

     Date: March 30, 1998


Exhibit 21.      Subsidiaries of the Registrants.*

                                                                                                   Jurisdiction of
 Name of Company                                                                                   Organization
 -----------------------------------------------------------------------------------------------------------------------

 The Southern Company                                                                              Delaware
     Southern Company Capital Trust I                                                              Delaware
     Southern Company Capital Trust II                                                             Delaware
     Southern Company Capital Trust III                                                            Delaware

 Alabama Power Company                                                                             Alabama
     Alabama Power Capital Trust I                                                                 Delaware
     Alabama Power Capital Trust II                                                                Delaware
     Alabama Power Capital Trust III                                                               Delaware
     Alabama Power Capital Trust IV                                                                Delaware
     Alabama Power Capital Trust V                                                                 Delaware
     Alabama Property Company                                                                      Alabama
     Southern Electric Generating Company                                                          Alabama

 Georgia Power Company                                                                             Georgia
     Georgia Power Capital Trust I                                                                 Delaware
     Georgia Power Capital Trust II                                                                Delaware
     Georgia Power Capital Trust III                                                               Delaware
     Georgia Power Capital Trust IV                                                                Delaware
     Georgia Power Capital Trust V                                                                 Delaware
     Georgia Power Capital Trust VI                                                                Delaware
     Georgia Power L.P. Holdings Corp.                                                             Georgia
        Georgia Power Capital, L.P.                                                                Delaware
     Piedmont-Forrest Corporation                                                                  Georgia
     Southern Electric Generating Company                                                          Alabama

 Gulf Power Company                                                                                Maine
     Gulf Power Capital Trust I                                                                    Delaware
     Gulf Power Capital Trust II                                                                   Delaware
     Gulf Power Capital Trust III                                                                  Delaware

 Mississippi Power Company                                                                         Mississippi
     Mississippi Power Capital Trust I                                                             Delaware
     Mississippi Power Capital Trust II                                                            Delaware
     Mississippi Power Capital Trust III                                                           Delaware

 Savannah Electric and Power Company                                                               Georgia

 Southern Energy, Inc.                                                                             Delaware
 --------------------------------------------------------------------------------------------- --- ---------------------

*This information is as of December 31, 1997. In addition, the list omits certain subsidiaries pursuant to paragraph (b)(21)(ii) of Regulation S-K Item
601.

                                                                  Exhibit 23(a)

                              ARTHUR ANDERSEN LLP

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 11, 1998 on the financial statements of The Southern Company and its subsidiaries and the related financial statement schedule, included in this Form 10-K, into The Southern Company's previously filed Registration Statement File Nos. 2-78617, 33-3546, 33-30171, 33-51433,
33-54415, 33-57951, 33-58371, 33-60427, 333-09077, 333-44127 and 333-44261.




/s/  Arthur Andersen LLP
Atlanta, Georgia
March 27, 1998

                                                                  Exhibit 23(b)



                              ARTHUR ANDERSEN LLP


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 11, 1998 on the financial statements of Alabama Power Company and the related financial statement schedule, included in this Form 10-K, into Alabama Power Company's previously filed Registration Statement File Nos. 33-49653, 33-61845 and 333-40629.




/s/  Arthur Andersen LLP
Birmingham, Alabama
March 27, 1998

                                                                  Exhibit 23(c)


                              ARTHUR ANDERSEN LLP



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 11, 1998 on the financial statements of Georgia Power Company and the related financial statement schedule, included in this Form 10-K, into Georgia Power Company's previously filed Registration Statement File Nos. 33-60345 and 333-43895.




/s/  Arthur Andersen LLP
Atlanta, Georgia
March 27, 1998

                                                                  Exhibit 23(d)



                              ARTHUR ANDERSEN LLP


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 11, 1998 on the financial statements of Gulf Power Company and the related financial statement schedule, included in this Form 10-K, into Gulf Power Company's previously filed Registration Statement File Nos. 33-50165 and 333-42033.




/s/  Arthur Andersen LLP
Atlanta, Georgia
March 27, 1998

                                                              Exhibit 23(e)

                              ARTHUR ANDERSEN LLP


                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





     As independent public accountants, we hereby consent to the incorporation of our reports dated February 11, 1998 on the financial statements of Mississippi Power Company and the related financial statement schedule, included in this Form 10-K, into Mississippi Power Company's previously filed Registration Statement File Nos. 33-49649, 333-20469 and 333-45069.




/s/  Arthur Andersen LLP
Atlanta, Georgia
March 27, 1998

                                                                  Exhibit 23(f)

                              ARTHUR ANDERSEN LLP




                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS





      As independent public accountants, we hereby consent to the incorporation of our reports dated February 11, 1998 on the financial statements of Savannah Electric and Power Company and the related financial statement schedule, included in this Form 10-K, into Savannah Electric and Power Company's previously filed Registration Statement File Nos. 33-52509 and 333-46171.




/s/  Arthur Andersen LLP
Atlanta, Georgia
March 27, 1998

                              ARTHUR ANDERSEN LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To The Southern Company:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of The Southern Company and its subsidiaries included in this Form 10-K, and have issued our report thereon dated February 11, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to The Southern Company and its subsidiaries (page S-2) is the responsibility of The Southern Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 11, 1998

                              ARTHUR ANDERSEN LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Alabama Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Alabama Power Company included in this Form 10-K, and have issued our report thereon dated February 11, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Alabama Power Company (page S-3) is the responsibility of Alabama Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Birmingham, Alabama
February 11, 1998

                              ARTHUR ANDERSEN LLP



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Georgia Power Company:

      We have audited in accordance with generally accepted auditing standards, the financial statements of Georgia Power Company included in this Form 10-K, and have issued our report thereon dated February 11, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Georgia Power Company (page S-4) is the responsibility of Georgia Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 11, 1998

                              ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Gulf Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Gulf Power Company included in this Form 10-K, and have issued our report thereon dated February 11, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Gulf Power Company (page S-5) is the responsibility of Gulf Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 11, 1998

                              ARTHUR ANDERSEN LLP

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Mississippi Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Mississippi Power Company included in this Form 10-K, and have issued our report thereon dated February 11, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Mississippi Power Company (page S-6) is the responsibility of Mississippi Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 11, 1998

                              ARTHUR ANDERSEN LLP


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


To Savannah Electric and Power Company:

    We have audited in accordance with generally accepted auditing standards, the financial statements of Savannah Electric and Power Company included in this Form 10-K, and have issued our report thereon dated February 11, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed under Item 14(a)(2) herein as it relates to Savannah Electric and Power Company (page S-7) is the responsibility of Savannah Electric and Power Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/  Arthur Andersen LLP
Atlanta, Georgia
February 11, 1998


                                      INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule                                                                                                          Page

II     Valuation and Qualifying Accounts and Reserves
        1997, 1996 and 1995
         The Southern Company and Subsidiary Companies..........................................................   S-2
         Alabama Power Company..................................................................................   S-3
         Georgia Power Company..................................................................................   S-4
         Gulf Power Company.....................................................................................   S-5
         Mississippi Power Company..............................................................................   S-6
         Savannah Electric and Power Company....................................................................   S-7

    Schedules I through V not listed above are omitted as not applicable or not required. Columns omitted from schedules filed have been omitted because the information is not applicable or not required.


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (Stated in Thousands of Dollars)

                                                                           Additions
                                                                 ----------------------------------------

                                        Balance at Beginning     Charged to     Charged to Other                    Balance at End
           Description                        of Period             Income           Accounts       Deductions          of Period
    ----------------------------------- ------------------------ -------------- ------------------- --------------- ----------------
    Provision for uncollectible
       accounts
         1997..........................         $31,587            $35,930           $36,290 (2)      $26,751             $77,056
         1996..........................          37,119             24,768                48           30,348 (1)          31,587
         1995..........................           9,129             30,445            23,053 (3)       25,508 (1)          37,119

-------------------
Notes:
(1) Represents  write-off of accounts  considered to be uncollectible,  less recoveries of amounts previously written off.
(2) Includes the addition of a Purchased  Reserve in the amount of $37,000 related to the  acquisition  of CEPA.
(3) Includes  the  addition of a Purchased  Reserve in the amount of
    $23,027 related to the acquisition of SWEB.



                                                            ALABAMA POWER COMPANY
                                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                       (Stated in Thousands of Dollars)

                                                                            Additions
                                                                  ---------------------------------------

                                       Balance at Beginning       Charged to      Charged to Other                   Balance at End
           Description                       of Period               Income            Accounts        Deductions      of Period
    ---------------------------------- -------------------------- --------------- ------------------ -------------------------------
    Provision for uncollectible
      accounts
         1997..........................       $1,171                  $8,580             $-             $7,479 (Note)        $2,272
         1996..........................        1,212                   8,214              -              8,255 (Note)         1,171
         1995..........................        2,297                   5,823              -              6,908 (Note)         1,212

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.


                              GEORGIA POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (Stated in Thousands of Dollars)

                                                                        Additions
                                                              ---------------------------------------

                                      Balance at Beginning    Charged to     Charged to Other                     Balance at End
           Description                      of Period            Income           Accounts        Deductions          of Period
    --------------------------------- ----------------------- -------------- ------------------ ----------------- ----------------
    Provision for uncollectible
      accounts
         1997..........................       $4,000            $ 7,888             $-             $ 8,888 (Note)        $3,000
         1996..........................        5,000             11,815              -              12,815 (Note)         4,000
         1995..........................        4,500             15,875              -              15,375 (Note)         5,000

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.



                               GULF POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (Stated in Thousands of Dollars)

                                                                          Additions
                                                                --------------------------------------

                                       Balance at Beginning     Charged to      Charged to Other                    Balance at End
           Description                       of Period             Income            Accounts      Deductions           of Period
    ---------------------------------- ------------------------ --------------- ------------------ ---------------- ---------------
    Provision for uncollectible
      accounts
         1997..........................         $789               $1,350               $-           $1,343 (Note)        $796
         1996..........................          768                1,850                7            1,836 (Note)         789
         1995..........................          600                1,612                3            1,447 (Note)         768

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                                      S-5


                            MISSISSIPPI POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (Stated in Thousands of Dollars)

                                                                           Additions
                                                                 --------------------------------------

                                       Balance at Beginning      Charged to     Charged to Other                    Balance at End
           Description                       of Period              Income           Accounts      Deductions           of Period
    ---------------------------------- ------------------------- -------------- ------------------ ---------------- ---------------
    Provision for uncollectible
      accounts
         1997..........................         $839                $1,128             $56           $1,325 (Note)        $698
         1996..........................          802                 1,726              41            1,730 (Note)         839
         1995..........................          670                 1,602              23            1,493 (Note)         802

-------------------
Note:  Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                                      S-6


                       SAVANNAH ELECTRIC AND POWER COMPANY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (Stated in Thousands of Dollars)

                                                                          Additions
                                                                -------------------------------------

                                         Balance at Beginning   Charged to   Charged to Other                   Balance at End
           Description                         of Period           Income         Accounts      Deductions          of Period
    ------------------------------------ ---------------------- ------------ ------------------ --------------- -----------------
    Provision for uncollectible
      accounts
         1997..........................           $632               $192           $-            $470 (Note)         $354
         1996..........................            983                126            -             477 (Note)          632
         1995..........................            866                439            -             322 (Note)          983

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

       * (b)  2 - Amendment to the Charter of ALABAMA dated December 15, 1997.

         (b) 3 - By-laws of ALABAMA as amended effective July 23, 1993, and as presently in effect. (Designated in Form U-1, File No. 70-8191, as Exhibit A-2.)

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

       * (c)  2 - Amendment to the Charter of GEORGIA dated January 26,
                  1998.

         (c) 3 - By-laws of GEORGIA as amended effective July 18, 1990, and as presently in effect. (Designated in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 3.)


         GULF

         (d) 1 - Restated Articles of Incorporation of GULF and amendments thereto through November 8, 1993. (Designated in Registration No. 33-43739 as Exhibit 4(b)-1, in Form 8-K dated January 15, 1992, File No. 0-2429, as Exhibit 1(b), in Form 8-K dated August 18, 1992, File No. 0-2429, as Exhibit 4(b)-2, in Form 8-K dated September 22, 1993, File No. 0-2429, as Exhibit 4 and in Form 8-K dated November 3, 1993, File No. 0-2429, as
                  Exhibit 4.)

       * (d) 2  - Amendment to the Restated Articles of Incorporation of
                  GULF dated January 28, 1998.

         (d) 3 - By-laws of GULF as amended effective July 26, 1996, and as presently in effect. (Designated in Form U-1, File No. 70-8949, as Exhibit A-2(c).)


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

       * (e) 2  - Article of Amendment to the Articles of Incorporation
                  of MISSISSIPPI dated December 31, 1997.

         (e) 3 - By-laws of MISSISSIPPI as amended effective April 2, 1996, and as presently in effect. (Designated in Form U5S for 1995, File No. 30-222-2, as Exhibit B-10.)


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


(4)      Instruments Describing Rights of Security Holders, Including Indentures

         SOUTHERN

         (a) 1 - Subordinated Note Indenture dated as of February 1, 1997, between SOUTHERN, Southern Company Capital Funding, Inc. and Bankers Trust Company, as Trustee, and indentures supplemental thereto dated as of February 4, 1997. (Designated in Registration Nos. 333-28349 as Exhibits 4.1 and 4.2 and 333-28355 as Exhibit 4.2.)

       * (a) 2  - Subordinated Note Indenture dated as of June 1, 1997, between SOUTHERN, Southern Company Capital Funding, Inc. and Bankers Trust Company, as Trustee, and indenture supplemental thereto dated as of June 6, 1997.

         (a) 3 - Amended and Restated Trust Agreement of Southern Company Capital Trust I dated as of February 1, 1997. (Designated in Registration No. 333-28349 as Exhibit 4.6)

         (a) 4 - Amended and Restated Trust Agreement of Southern Company Capital Trust II dated as of February 1, 1997. (Designated in Registration No. 333-28355 as Exhibit 4.6)

       * (a) 5  - Amended and Restated Trust Agreement of Southern
                  Company Capital Trust III dated as of June 1, 1997.

         (a) 6  - Capital Securities Guarantee Agreement relating to
                  Southern Company Capital Trust I dated as of February 1, 1997. (Designated in Registration No. 333-28349 as Exhibit 4.10)

         (a) 7 - Capital Securities Guarantee Agreement relating to Southern Company Capital Trust II dated as of February 1, 1997. (Designated in Registration No. 333-28355 as Exhibit 4.10)

       * (a) 8  - Preferred Securities Guarantee Agreement relating to
                  Southern Company Capital Trust III dated as of June 1, 1997.


         ALABAMA

         (b) 1  - Indenture dated as of January 1, 1942, between ALABAMA and
                  The Chase Manhattan Bank (formerly Chemical Bank), as Trustee, and indentures supplemental thereto through that dated as of December 1, 1994. (Designated in Registration Nos. 2-59843 as
                  Exhibit 2(a)-2, 2-60484 as Exhibits 2(a)-3 and 2(a)-4, 2-60716
                  as Exhibit 2(c), 2-67574 as Exhibit 2(c), 2-68687 as Exhibit 2(c), 2-69599 as Exhibit 4(a)-2, 2-71364 as Exhibit 4(a)-2,
                  2-73727 as Exhibit 4(a)-2, 33-5079 as Exhibit 4(a)-2, 33-17083
                  as Exhibit 4(a)-2, 33-22090 as Exhibit 4(a)-2, in ALABAMA's Form 10-K for the year ended December 31, 1990, File No. 1-3164, as Exhibit 4(c), in Registration Nos. 33-43917 as
                  Exhibit 4(a)-2, 33-45492 as Exhibit 4(a)-2, 33-48885 as
                  Exhibit 4(a)-2, 33-48917 as Exhibit 4(a)-2, in Form 8-K dated January 20, 1993, File No. 1-3164, as Exhibit 4(a)-3, in Form 8-K dated February 17, 1993, File No. 1-3164, as Exhibit 4(a)-3, in Form 8-K dated March 10, 1993, File No. 1-3164, as
                  Exhibit 4(a)-3, in Certificate of Notification, File No. 70-8069, as Exhibits A and B, in Form 8-K dated June 24, 1993, File No. 1-3164, as Exhibit 4, in Certificate of Notification, File No. 70-8069, as Exhibit A, in Form 8-K dated November 16, 1993, File No. 1-3164, as Exhibit 4(b), in Certificate of Notification, File No. 70-8069, as Exhibits A and B, in Certificate of Notification, File No. 70-8069, as Exhibit A, in Certificate of Notification, File No. 70-8069, as Exhibit A and in Form 8-K dated November 30, 1994, File No. 1-3164, as
                  Exhibit 4.)

         (b) 2 - Subordinated Note Indenture dated as of January 1, 1996, between ALABAMA and The Chase Manhattan Bank (formerly Chemical Bank), as Trustee, and indenture supplemental thereto dated as of January 1, 1996. (Designated in Certificate of Notification, File No. 70-8461, as Exhibits E and F.)

         (b) 3 - Subordinated Note Indenture dated as of January 1, 1997, between ALABAMA and The Chase Manhattan Bank, as Trustee, and indenture supplemental thereto dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-3164, as Exhibits 4.1 and 4.2.)

         (b) 4 - Senior Note Indenture dated as of December 1, 1997, between ALABAMA and The Chase Manhattan Bank, as Trustee, and indentures supplemental thereto through that dated February 26, 1998. (Designated in Form 8-K dated December 4, 1997, File No. 1-3164, as Exhibits 4.1 and 4.2 and in Form 8-K dated February 20, 1998, File No. 1-3164, as Exhibit 4.2.)

         (b) 5  - Amended and Restated Trust Agreement of Alabama Power
                  Capital Trust I dated as of January 1, 1996. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit D.)

         (b) 6 - Amended and Restated Trust Agreement of Alabama Power Capital Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-3164, as Exhibit 4.5.)

         (b) 7  - Guarantee Agreement relating to Alabama Power Capital
                  Trust I dated as of January 1, 1996. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit G.)

         (b) 8  - Guarantee Agreement relating to Alabama Power Capital
                  Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-3164, as Exhibit 4.8.)


         GEORGIA

         (c) 1  - Indenture dated as of March 1, 1941, between GEORGIA and
                  The Chase Manhattan Bank (formerly Chemical Bank), as Trustee, and indentures supplemental thereto dated as of March 1, 1941, March 3, 1941 (3 indentures), March 6, 1941 (139 indentures), March 1, 1946 (88 indentures) and December 1, 1947, through October 15, 1995. (Designated in Registration Nos. 2-4663 as Exhibits B-3 and B-3(a), 2-7299 as Exhibit 7(a)-2, 2-61116 as
                  Exhibit 2(a)-3 and 2(a)-4, 2-62488 as Exhibit 2(a)-3, 2-63393
                  as Exhibit 2(a)-4, 2-63705 as Exhibit 2(a)-3, 2-68973 as
                  Exhibit 2(a)-3, 2-70679 as Exhibit 4(a)-(2), 2-72324 as
                  Exhibit 4(a)-2, 2-73987 as Exhibit 4(a)-(2), 2-77941 as
                  Exhibits 4(a)-(2) and 4(a)-(3), 2-79336 as Exhibit 4(a)-(2),
                  2-81303 as Exhibit 4(a)-(2), 2-90105 as Exhibit 4(a)-(2),
                  33-5405 as Exhibit 4(a)-(2), 33-14367 as Exhibits 4(a)-(2) and
                  4(a)-(3), 33-22504 as Exhibits 4(a)-(2), 4(a)-(3) and
                  4(a)-(4), 33-32420 as Exhibit 4(a)-(2), 33-35683 as Exhibit
                  4(a)-(2), in GEORGIA's Form 10-K for the year ended December 31, 1990, File No. 1-6468, as Exhibit 4(a)(3), in Form 10-K
                  for the year ended December 31, 1991, File No. 1-6468, as
                  Exhibit 4(a)(5), in Registration No. 33-48895 as Exhibit 4(a)-(2), in Form 8-K dated August 26, 1992, File No. 1-6468, as Exhibit 4(a)-(3), in Form 8-K dated September 9, 1992, File No. 1-6468, as Exhibits 4(a)-(3) and 4(a)-(4), in Form 8-K
                  dated September 23, 1992, File No. 1-6468, as Exhibit 4(a)-(3), in Form 8-A dated October 12, 1992, as Exhibit 2(b), in Form 8-K dated January 27, 1993, File No. 1-6468, as
                  Exhibit 4(a)-(3), in Registration No. 33-49661 as Exhibit 4(a)-(2), in Form 8-K dated July 26, 1993, File No. 1-6468, as
                  Exhibit 4, in Certificate of Notification, File No. 70-7832, as Exhibit M, in Certificate of Notification, File No. 70-7832, as Exhibit C, in Certificate of Notification, File No. 70-7832, as Exhibits K and L, in Certificate of Notification, File No. 70-8443, as Exhibit C, in Certificate of Notification, File No. 70-8443, as Exhibit C, in Certificate of Notification, File No. 70-8443, as Exhibit E, in Certificate of Notification, File No. 70-8443, as Exhibit E, in Certificate of Notification, File No. 70-8443, as Exhibit E, in GEORGIA's Form 10-K for the year ended December 31, 1994, File No. 1-6468, as Exhibits 4(c)2 and 4(c)3, in
                  Certificate of Notification, File No. 70-8443, as Exhibit C, in Certificate of Notification, File No. 70-8443, as Exhibit C, in Form 8-K dated May 17, 1995, File No. 1-6468, as Exhibit 4 and in GEORGIA's Form 10-K for the year ended December 31, 1995, File No. 1-6468, as Exhibits 4(c)2, 4(c)3, 4(c)4, 4(c)5
                  and 4(c)6.)

         (c) 2 - Indenture dated as of December 1, 1994, between GEORGIA and Trust Company Bank, as Trustee and indentures supplemental thereto through that dated as of December 15, 1994. (Designated in Certificate of Notification, File No. 70-8461, as Exhibits E and F.)

         (c) 3 - Subordinated Note Indenture dated as of August 1, 1996, between GEORGIA and The Chase Manhattan Bank, as Trustee, and indentures supplemental thereto through January 1, 1997. (Designated in Form 8-K dated August 21, 1996, File No. 1-6468, as Exhibits 4.1 and 4.2 and in Form 8-K dated January 9, 1997, File No. 1-6468, as Exhibit 4.2.)

         (c) 4 - Subordinated Note Indenture dated as of June 1, 1997, between GEORGIA and The Chase Manhattan Bank, as Trustee, and indenture supplemental thereto dated as of June 11, 1997. (Designated in Certificate of Notification, File No. 70-8461, as Exhibits D and E.)

         (c) 5 - Senior Note Indenture dated as of January 1, 1998, between GEORGIA and The Chase Manhattan Bank, as Trustee, and indenture supplemental thereto dated as of January 27, 1998. (Designated in Form 8-K dated January 21, 1998, File No. 1-6468, as Exhibits 4.1 and 4.2.)

         (c) 6 - Amended and Restated Trust Agreement of Georgia Power Capital Trust I dated as of August 1, 1996. (Designated in Form 8-K dated August 21, 1996, File No. 1-6468, as Exhibit 4.5.)

         (c) 7 - Amended and Restated Trust Agreement of Georgia Power Capital Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-6468, as Exhibit 4.5.)

         (c) 8  - Amended and Restated Trust Agreement of Georgia Power
                  Capital Trust III dated as of June 1, 1997. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit C.)

         (c) 9  - Guarantee Agreement relating to Georgia Power Capital
                  Trust I dated as of August 1, 1996. (Designated in Form 8-K dated August 21, 1996, File No. 1-6468, as Exhibit 4.8.)

         (c) 10 - Guarantee Agreement relating to Georgia Power Capital
                  Trust II dated as of January 1, 1997. (Designated in Form 8-K dated January 9, 1997, File No. 1-6468, as Exhibit 4.8.)

         (c) 11 - Guarantee Agreement relating to Georgia Power Capital
                  Trust III dated as of June 1, 1997. (Designated in Certificate of Notification, File No. 70-8461, as Exhibit F.)

         GULF

         (d) 1  - Indenture dated as of September 1, 1941, between GULF and
                  The Chase Manhattan Bank (formerly The Chase Manhattan Bank (National Association)), as Trustee, and indentures supplemental thereto through November 1, 1996. (Designated in Registration Nos. 2-4833 as Exhibit B-3, 2-62319 as Exhibit 2(a)-3, 2-63765 as Exhibit 2(a)-3, 2-66260 as Exhibit 2(a)-3,
                  33-2809 as Exhibit 4(a)-2, 33-43739 as Exhibit 4(a)-2, in
                  GULF's Form 10-K for the year ended December 31, 1991, File No. 0-2429, as Exhibit 4(b), in Form 8-K dated August 18, 1992, File No. 0-2429, as Exhibit 4(a)-3, in Registration No. 33-50165 as Exhibit 4(a)-2, in Form 8-K dated July 12, 1993, File No. 0-2429, as Exhibit 4, in Certificate of Notification, File No. 70-8229, as Exhibit A, in Certificate of Notification, File No. 70-8229, as Exhibits E and F, in Form 8-K dated January 17, 1996, File No. 0-2429, as Exhibit 4, in Certificate of Notification, File No. 70-8229, as Exhibit A, in Certificate of Notification, File No. 70-8229, as Exhibit A and in Form 8-K dated November 6, 1996, File No. 0-2429, as
                  Exhibit 4.)

         (d) 2 - Subordinated Note Indenture dated as of January 1, 1997, between GULF and The Chase Manhattan Bank, as Trustee, and indentures supplemental thereto through that dated as of January 1, 1998. (Designated in Form 8-K dated January 27, 1997, File No. 0-2429, as Exhibits 4.1 and 4.2, in Form 8-K dated July 28, 1997, File No. 0-2429, as Exhibit 4.2 and in Form 8-K dated January 13, 1998, File No. 0-2429, as Exhibit 4.2.)

         (d) 3 - Amended and Restated Trust Agreement of Gulf Power Capital Trust I dated as of January 1, 1997. (Designated in Form 8-K dated January 27, 1997, File No. 0-2429, as Exhibit 4.5.)

         (d) 4 - Amended and Restated Trust Agreement of Gulf Power Capital Trust II dated as of January 1, 1998. (Designated in Form 8-K dated January 13, 1998, File No. 0-2429, as Exhibit 4.5.)

         (d) 5 - Guarantee Agreement relating to Gulf Power Capital Trust I dated as of January 1, 1997. (Designated in Form 8-K dated January 27, 1997, File No. 0-2429, as Exhibit 4.8.)

         (d) 6  - Guarantee Agreement relating to Gulf Power Capital Trust
                  II dated as of January 1, 1998. (Designated in Form 8-K dated January 13, 1998, File No. 0-2429, as Exhibit 4.8.)


         MISSISSIPPI

         (e) 1  - Indenture dated as of September 1, 1941, between
                  MISSISSIPPI and Bankers Trust Company, as Successor Trustee, and indentures supplemental thereto through December 1, 1995. (Designated in Registration Nos. 2-4834 as Exhibit B-3, 2-62965 as Exhibit 2(b)-2, 2-66845 as Exhibit 2(b)-2, 2-71537
                  as Exhibit 4(a)-(2), 33-5414 as Exhibit 4(a)-(2), 33-39833 as
                  Exhibit 4(a)-2, in MISSISSIPPI's Form 10-K for the year ended

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

         (e) 2 - Subordinated Note Indenture dated as of February 1, 1997, between MISSISSIPPI and Bankers Trust Company, as Trustee, and indenture supplemental thereto dated as of February 1, 1997. (Designated in Form 8-K dated February 20, 1997, File No. 0-6849, as Exhibits 4.1 and 4.2.)

         (e) 3 - Amended and Restated Trust Agreement of Mississippi Power Capital Trust I dated as of February 1, 1997. (Designated in Form 8-K dated February 20, 1997, File No. 0-6849, as Exhibit 4.5.)

         (e) 4 - Guarantee Agreement relating to Mississippi Power Capital Trust I dated as of February 1, 1997. (Designated in Form 8-K dated February 20, 1997, File No. 0-6849, as Exhibit 4.8.)


         SAVANNAH

         (f) 1  - Indenture dated as of March 1, 1945, between SAVANNAH and
                  The Bank of New York, New York, as Trustee, and indentures supplemental thereto through May 1, 1996. (Designated in Registration Nos. 33-25183 as Exhibit 4(a)-(1), 33-41496 as
                  Exhibit 4(a)-(2), 33-45757 as Exhibit 4(a)-(2), in SAVANNAH's Form 10-K for the year ended December 31, 1991, File No. 1-5072, as Exhibit 4(b), in Form 8-K dated July 8, 1992, File No. 1-5072, as Exhibit 4(a)-3, in Registration No. 33-50587 as
                  Exhibit 4(a)-(2), in Form 8-K dated July 22, 1993, File No. 1-5072, as Exhibit 4, in Form 8-K dated May 18, 1995, File No. 1-5072, as Exhibit 4 and in Form 8-K dated May 23, 1996, File No. 1-5072, as Exhibit 4.)

         (f) 2 - Senior Note Indenture dated as of March 1, 1998 between SAVANNAH and The Bank of New York, as Trustee and indenture supplemental thereto dated as of March 1, 1998. (Designated in Form 8-K dated March 9, 1998, File No. 1-5072, as Exhibits 4.1 and 4.2.)


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

       * (a) 21 - Nuclear Operating Agreement between Southern Nuclear and GEORGIA dated as of July 1, 1993.

       * (a) 22 - Pseudo Scheduling and Services Agreement between
                  GEORGIA and MEAG dated as of April 8, 1997.

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

       * (a) 48 - Revised and Restated Coordination Services Agreement
                  between and among GEORGIA, OPC and Georgia Systems Operations Corporation dated as of September 10, 1997.

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

       * (a) 59 - The Southern Company Productivity Improvement Plan,
                  Amended and Restated effective January 1, 1997.

       * (a) 60 - The Southern Company Executive Productivity
                  Improvement Plan, effective January 1, 1997.

         (a) 61 - The Southern Company Employee Savings Plan, Amended and Restated effective July 3, 1995 and all amendments thereto through Amendment Number Six. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as
                  Exhibit 10(a)63, in SOUTHERN's Form 10-K for the year ended December 31, 1996, File No. 1-3526, as Exhibit 10(a)64 and in Registration No. 333-44261 as Exhibit 4(e).)

         (a) 62 - The Southern Company Employee Stock Ownership Plan,
                  Amended and Restated effective April 1, 1995 and all amendments thereto through Amendment Number Two. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)64 and in SOUTHERN's Form 10-K for the year ended December 31, 1996, File No. 1-3526, as
                  Exhibit 10(a)66.)

       * (a) 63 - Amendment Number Three to The Southern Company
                  Employee Stock Ownership Plan.

         (a) 64 - Pension Plan For Employees of ALABAMA, Amended and
                  Restated effective as of January 1, 1989 and all amendments thereto through Amendment Number Three. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)69 and in SOUTHERN's Form 10-K for the year ended December 31, 1996, File No. 1-3526, as
                  Exhibit 10(a)68.)

         (a) 65 - Pension Plan For Employees of GEORGIA, Amended and
                  Restated effective as of January 1, 1989 and all amendments thereto through Amendment Number Three. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)70 and in SOUTHERN's Form 10-K for the year ended December 31, 1996, File No. 1-3526, as
                  Exhibit 10(a)70.)

         (a) 66 - Pension Plan For Employees of SCS, Amended and Restated effective as of January 1, 1989 and all amendments thereto through Amendment Number Four. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as
                  Exhibit 10(a)71, in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)68 and in SOUTHERN's Form 10-K for the year ended December 31, 1996, File No. 1-3526, as Exhibit 10(a)72.)

         (a) 67 - The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 1996. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1996, File No. 1-3526, as Exhibit 10(a)73.)

       * (a) 68 - Amendment Number One and Amendment Number Two to The
                  Southern Company Performance Pay Plan.

         (a) 69 - Supplemental Benefit Plan for ALABAMA. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)71.)

         (a) 70 - Supplemental Benefit Plan for GEORGIA. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)72.)

         (a) 71 - Supplemental Benefit Plan for SCS and SEI, Amended and Restated effective as of January 1, 1996. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1996, File No. 1-3526, as Exhibit 10(a)76.)

         (a) 72 - The Deferred Compensation Plan for the Directors of The Southern Company and First Amendment and Second Amendment thereto. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)76 and in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)75.)

         (a) 73 - The Southern Company Outside Directors Pension Plan. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1994, File No. 1-3526, as Exhibit 10(a)77.)

         (a) 74 - The Southern Company Deferred Compensation Plan. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)77.)

         (a) 75 - The Southern Company Outside Directors Stock Plan and
                  First Amendment thereto. (Designated in Registration No. 33-54415 as Exhibit 4(c) and in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)79.)

         (a) 76 - Outside Directors Stock Plan for Subsidiaries of The Southern Company and First Amendment thereto. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1995, File No. 1-3526, as Exhibit 10(a)80.)

       * (a) 77 - The Southern Company Performance Dividend Plan.

         (a) 78 - The Southern Company Pension Plan, effective as of
                  January 1, 1997. (Designated in SOUTHERN's Form 10-K for the year ended December 31, 1996, File No. 1-3526, as Exhibit 10(a)83.)

       * (a) 79 - Amendment Number One to The Southern Company Pension
                  Plan.

       * (a) 80 - The Southern Company Performance Stock Plan.

       * (a) 81 - The Southern Company Supplemental Executive
                  Retirement Plan.

       * (a) 82 - The Southern Company Performance Sharing Plan.


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

       * (b) 19 - The Southern Company Productivity Improvement Plan,
                  Amended and Restated effective January 1, 1997. See Exhibit 10(a)59 herein.

       * (b) 20 - The Southern Company Executive Productivity
                  Improvement Plan, effective January 1, 1997. See Exhibit 10(a)60 herein.

         (b) 21 - The Southern Company Employee Savings Plan, Amended and Restated effective July 3, 1995 and all amendments thereto through Amendment Number Six. See Exhibit 10(a)61 herein.

         (b) 22 - The Southern Company Employee Stock Ownership Plan,
                  Amended and Restated effective April 1, 1995 and all amendments thereto through Amendment Number Two. See Exhibit 10(a)62 herein.

       * (b) 23 - Amendment Number Three to The Southern Company
                  Employee Stock Ownership Plan. See Exhibit 10(a)63 herein.

         (b) 24 - Pension Plan For Employees of ALABAMA, Amended and
                  Restated effective as of January 1, 1989 and all amendments thereto through Amendment Number Three. See Exhibit 10(a)64 herein.

         (b) 25 - The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 1996. See Exhibit 10(a)67 herein.

       * (b) 26 - Amendment Number One and Amendment Number Two to The
                  Southern Company Performance Pay Plan. See Exhibit 10(a)68 herein.

         (b) 27 - Supplemental Benefit Plan for ALABAMA. See Exhibit 10(a)69 herein.

         (b) 28 - The Southern Company Deferred Compensation Plan. See
                  Exhibit 10(a)74 herein.

         (b) 29 - The Southern Company Outside Directors Pension Plan. See
                  Exhibit 10(a)73 herein.

         (b) 30 - Outside Directors Stock Plan for Subsidiaries of The Southern Company and First Amendment thereto. See Exhibit 10(a)76 herein.

         (b) 31 - The Southern Company Pension Plan, effective as of January 1, 1997. See Exhibit 10(a)78 herein.

       * (b) 32 - Amendment Number One to The Southern Company Pension
                  Plan. See Exhibit 10(a)79 herein.

       * (b) 33 - The Southern Company Performance Stock Plan. See
                  Exhibit 10(a)80 herein.

       * (b) 34 - The Southern Company Supplemental Executive
                  Retirement Plan. See Exhibit 10(a)81 herein.

       * (b) 35 - The Southern Company Performance Dividend Plan. See
                  Exhibit 10(a)77 herein.

       * (b) 36 - The Southern Company Performance Sharing Plan. See
                  Exhibit 10(a)82 herein.


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

         (c) 16 - Plant Hal Wansley Operating Agreement dated as of August 27, 1976, between GEORGIA and MEAG. See Exhibit 10(a)20 herein.

       * (c) 17 - Nuclear Operating Agreement between Southern Nuclear and GEORGIA dated as of July 1, 1993. See Exhibit 10(a)21 herein.

       * (c) 18 - Pseudo Scheduling and Services Agreement between
                  GEORGIA and MEAG dated as of April 8, 1997. See Exhibit 10(a)22 herein.

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

         (c) 41 - Block Power Sale Agreement between GEORGIA and OPC dated as of November 12, 1990. See Exhibit 10(a)47 herein.

       * (c) 42 - Revised and Restated Coordination Services Agreement
                  between and among GEORGIA, OPC and Georgia Systems Operations Corporation dated as of September 10, 1997. See Exhibit 10(a)48 herein.

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

       * (c) 54 - The Southern Company Productivity Improvement Plan,
                  Amended and Restated effective January 1, 1997. See Exhibit 10(a)59 herein.

       * (c) 55 - The Southern Company Executive Productivity
                  Improvement Plan, effective January 1, 1997. See Exhibit 10(a)60 herein.

         (c) 56 - The Southern Company Employee Savings Plan, Amended and Restated effective July 3, 1995 and all amendments thereto through Amendment Number Six. See Exhibit 10(a)61 herein.

         (c) 57 - The Southern Company Employee Stock Ownership Plan,
                  Amended and Restated effective April 1, 1995 and all amendments thereto through Amendment Number Two. See Exhibit 10(a)62 herein.

       * (c) 58 - Amendment Number Three to The Southern Company
                  Employee Stock Ownership Plan. See Exhibit 10(a)63 herein.

         (c) 59 - Pension Plan For Employees of GEORGIA, Amended and
                  Restated effective as of January 1, 1989 and all amendments thereto through Amendment Number Three. See Exhibit 10(a)65 herein.

         (c) 60 - The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 1996. See Exhibit 10(a)67 herein.

       * (c) 61 - Amendment Number One and Amendment Number Two to The
                  Southern Company Performance Pay Plan. See Exhibit 10(a)68 herein.

         (c) 62 - Supplemental Benefit Plan for GEORGIA. See Exhibit 10(a)70 herein.

         (c) 63 - The Southern Company Deferred Compensation Plan. See
                  Exhibit 10(a)74 herein.

         (c) 64 - The Southern Company Outside Directors Pension Plan. See
                  Exhibit 10(a)73 herein.

         (c) 65 - Outside Directors Stock Plan for Subsidiaries of The Southern Company and First Amendment thereto. See Exhibit 10(a)76 herein.

         (c) 66 - The Southern Company Pension Plan, effective as of January 1, 1997. See Exhibit 10(a)78 herein.

       * (c) 67 - Amendment Number One to The Southern Company Pension
                  Plan. See Exhibit 10(a)79 herein.

       * (c) 68 - The Southern Company Performance Stock Plan. See
                  Exhibit 10(a)80 herein.

       * (c) 69 - The Southern Company Supplemental Executive
                  Retirement Plan. See Exhibit 10(a)81 herein.

       * (c) 70 - The Southern Company Performance Dividend Plan. See
                  Exhibit 10(a)77 herein.

       * (c) 71 - The Southern Company Performance Sharing Plan. See
                  Exhibit 10(a)82 herein.


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

       * (d) 15 - The Southern Company Productivity Improvement Plan,
                  Amended and Restated effective January 1, 1997. See Exhibit 10(a)59 herein.

       * (d) 16 - The Southern Company Executive Productivity
                  Improvement Plan, effective January 1, 1997. See Exhibit 10(a)60 herein.

         (d) 17 - The Southern Company Employee Savings Plan, Amended and Restated effective July 3, 1995 and all amendments thereto through Amendment Number Six. See Exhibit 10(a)61 herein.

         (d) 18 - The Southern Company Employee Stock Ownership Plan,
                  Amended and Restated effective April 1, 1995 and all amendments thereto through Amendment Number Two. See Exhibit 10(a)62 herein.

       * (d) 19 - Amendment Number Three to The Southern Company
                  Employee Stock Ownership Plan. See Exhibit 10(a)63 herein.

         (d) 20 - Pension Plan For Employees of GULF, Amended and Restated effective as of January 1, 1989 and all amendments thereto through Amendment Number Three. (Designated in GULF's Form 10-K for the year ended December 31, 1994, File No. 0-2429, as
                  Exhibit 10(d)18 and in GULF's Form 10-K for the year ended December 31, 1996, File No. 0-2429, as Exhibit 10(d)22.)

         (d) 21 - The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 1996. See Exhibit 10(a)67 herein.

       * (d) 22 - Amendment Number One and Amendment Number Two to The
                  Southern Company Performance Pay Plan. See Exhibit 10(a)68 herein.

         (d) 23 - Supplemental Benefit Plan for GULF. (Designated in GULF's Form 10-K for the year ended December 31, 1995, File No. 0-2429, as Exhibit 10(d)22.)

         (d) 24 - The Southern Company Deferred Compensation Plan. See
                  Exhibit 10(a)74 herein.

         (d) 25 - The Southern Company Outside Directors Pension Plan. See
                  Exhibit 10(a)73 herein.

         (d) 26 - Outside Directors Stock Plan for Subsidiaries of The Southern Company and First Amendment thereto. See Exhibit 10(a)76 herein.

         (d) 27 - The Southern Company Pension Plan, effective as of January 1, 1997. See Exhibit 10(a)78 herein.

       * (d) 28 - Amendment Number One to The Southern Company Pension
                  Plan. See Exhibit 10(a)79 herein.


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

         (e) 13 - Long Term Transmission Service Agreement between Entergy Power, Inc. and ALABAMA, MISSISSIPPI and SCS. See Exhibit 10(a)53 herein.

       * (e) 14 - The Southern Company Productivity Improvement Plan,
                  Amended and Restated effective January 1, 1997. See Exhibit 10(a)59 herein.

       * (e) 15 - The Southern Company Executive Productivity
                  Improvement Plan, effective January 1, 1997. See Exhibit 10(a)60 herein.

         (e) 16 - The Southern Company Employee Savings Plan, Amended and Restated effective July 3, 1995 and all amendments thereto through Amendment Number Six. See Exhibit 10(a)61 herein.

         (e) 17 - The Southern Company Employee Stock Ownership Plan,
                  Amended and Restated effective April 1, 1995 and all amendments thereto through Amendment Number Two. See Exhibit 10(a)62 herein.

       * (e) 18 - Amendment Number Three to The Southern Company
                  Employee Stock Ownership Plan. See Exhibit 10(a)63 herein.

         (e) 19 - Pension Plan For Employees of MISSISSIPPI, Amended and Restated effective as of January 1, 1989 and all amendments thereto through Amendment Number Three. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1994, File No. 0-6849, as Exhibit 10(e)18 and in MISSISSIPPI's Form 10-K for the year ended December 31, 1996, File No. 0-6849, as
                  Exhibit 10(e)21.)

         (e) 20 - The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 1996. See Exhibit 10(a)67 herein.

       * (e) 21 - Amendment Number One and Amendment Number Two to The
                  Southern Company Performance Pay Plan. See Exhibit 10(a)68 herein.

         (e) 22 - Supplemental Benefit Plan for MISSISSIPPI, Amended and Restated effective as of January 1, 1996. (Designated in MISSISSIPPI's Form 10-K for the year ended December 31, 1996, File No. 0-6849, as Exhibit 10(e)23.)

         (e) 23 - The Southern Company Deferred Compensation Plan. See
                  Exhibit 10(a)74 herein.

         (e) 24 - The Southern Company Outside Directors Pension Plan. See
                  Exhibit 10(a)73 herein.

         (e) 25 - Outside Directors Stock Plan for Subsidiaries of The Southern Company and First Amendment thereto. See Exhibit 10(a)76 herein.

         (e) 25 - The Southern Company Pension Plan, effective as of January 1, 1997. See Exhibit 10(a)78 herein.

       * (e) 26 - Amendment Number One to The Southern Company Pension
                  Plan. See Exhibit 10(a)79 herein.


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

         (f) 10 - Plant McIntosh Combustion Turbine Operating Agreement between GEORGIA and SAVANNAH dated December 15, 1992. See
                  Exhibit 10(a)56 herein.

       * (f) 11 - The Southern Company Productivity Improvement Plan,
                  Amended and Restated effective January 1, 1997. See Exhibit 10(a)59 herein.

       * (f) 12 - The Southern Company Executive Productivity
                  Improvement Plan, effective January 1, 1997. See Exhibit 10(a)60 herein.

         (f) 13 - The Southern Company Employee Savings Plan, Amended and Restated effective July 3, 1995 and all amendments thereto through Amendment Number Six. See Exhibit 10(a)61 herein.

         (f) 14 - The Southern Company Employee Stock Ownership Plan,
                  Amended and Restated effective April 1, 1995 and all amendments thereto through Amendment Number Two. See Exhibit 10(a)62 herein.

       * (f) 15 - Amendment Number Three to The Southern Company
                  Employee Stock Ownership Plan. See Exhibit 10(a)63 herein.

       * (f) 16 - Employees' Retirement Plan of SAVANNAH, Amended and
                  Restated effective January 1, 1997.

         (f) 17 - Supplemental Executive Retirement Plan of SAVANNAH,
                  Amended and Restated effective January 1, 1996 and Amendment Number One thereto. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1995, File No. 1-5072, as Exhibit 10(f)17 and in SAVANNAH's Form 10-K for the year ended December 31, 1996, File No. 1-5072, as Exhibit 10(f)20.)

       * (f) 18 - Amendment Number Two to The Supplemental Executive
                  Retirement Plan of SAVANNAH.

         (f) 19 - Deferred Compensation Plan for Key Employees of SAVANNAH and all amendments thereto through Amendment Number Two. (Designated in SAVANNAH's Form 10-K for the year ended December 31, 1994, File No. 1-5072, as Exhibit 10(f)17, in SAVANNAH's Form 10-K for the year ended December 31, 1995, File No. 1-5072, as Exhibit 10(f)19 and in SAVANNAH's Form 10-K for the year ended December 31, 1996, File No. 1-5072, as
                  Exhibit 10(f)22.)

         (f) 20 - The Southern Company Performance Pay Plan, Amended and Restated effective January 1, 1996. See Exhibit 10(a)67 herein.

       * (f) 21 - Amendment Number One and Amendment Number Two to The
                  Southern Company Performance Pay Plan. See Exhibit 10(a)68 herein.

         (f) 22 - The Southern Company Outside Directors Pension Plan. See
                  Exhibit 10(a)73 herein.

       * (f) 23 - Deferred Compensation Plan for Directors of SAVANNAH.

         (f) 24 - Outside Directors Stock Plan for Subsidiaries of The Southern Company and First Amendment thereto. See Exhibit 10(a)75 herein.

         (f) 25 - The Southern Company Pension Plan, effective as of January 1, 1997. See Exhibit 10(a)78 herein.

       * (f) 26 - Amendment Number One to The Southern Company Pension
                  Plan. See Exhibit 10(a)79 herein.

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

         MISSISSIPPI

       * (e)    - Power of Attorney and resolution.

         SAVANNAH

       * (f)    - Power of Attorney and resolution.

(27)     Financial Data Schedule

         SOUTHERN

         (a) - Financial Data Schedule. (Designated in Form 8-K dated February 11, 1998, File No. 1-3526, as Exhibit 27.)

         ALABAMA

         (b) - Financial Data Schedule. (Designated in Form 8-K dated February 11, 1998, File No. 1-3164, as Exhibit 27.)

         GEORGIA

         (c) - Financial Data Schedule. (Designated in Form 8-K dated February 11, 1998, File No. 1-6468, as Exhibit 27.)

         GULF

         (d) - Financial Data Schedule. (Designated in Form 8-K dated February 11, 1998, File No. 0-2429, as Exhibit 27.)

         MISSISSIPPI

         (e) - Financial Data Schedule. (Designated in Form 8-K dated February 11, 1998, File No. 0-6849, as Exhibit 27.)

         SAVANNAH

         (f) - Financial Data Schedule. (Designated in Form 8-K dated February 11, 1998, File No. 1-5072, as Exhibit 27.)