Form 10-Q
period 1998-03-31
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1998-05-15
CIK 92122, 3153, 41091, 44545, 66904, 86940

===================================================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------
                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1998
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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
                                    Atlanta, Georgia 30308
                                    (404) 506-6526

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

                                                         Description of                        Shares Outstanding
Registrant                                               Common Stock                          at April 30, 1998

The Southern Company                                     Par Value $5 Per Share                         697,380,782
Alabama Power Company                                    Par Value $40 Per Share                          5,608,955
Georgia Power Company                                    No Par Value                                     7,761,500
Gulf Power Company                                       No Par Value                                       992,717
Mississippi Power Company                                Without Par Value                                1,121,000
Savannah Electric and Power Company                      Par Value $5 Per Share                          10,844,635

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



                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 1998
                                                                                                                              Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4
                                                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) and
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            6
                Condensed Consolidated Statements of Cash Flows....................................................            7
                Condensed Consolidated Balance Sheets..............................................................            8
                Consolidated Statements of Comprehensive Income....................................................           10
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           11
             Alabama Power Company
                Condensed Statements of Income.....................................................................           16
                Condensed Statements of Cash Flows.................................................................           17
                Condensed Balance Sheets...........................................................................           18
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           20
                Exhibit 1 - Report of Independent Public Accountants...............................................           23
             Georgia Power Company
                Condensed Statements of Income.....................................................................           25
                Condensed Statements of Cash Flows.................................................................           26
                Condensed Balance Sheets...........................................................................           27
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           29
                Exhibit 1 - Report of Independent Public Accountants...............................................           33
             Gulf Power Company
                Condensed Statements of Income.....................................................................           35
                Condensed Statements of Cash Flows.................................................................           36
                Condensed Balance Sheets...........................................................................           37
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           39
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           43
                Condensed Statements of Cash Flows.................................................................           44
                Condensed Balance Sheets...........................................................................           45
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           47
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           51
                Condensed Statements of Cash Flows.................................................................           52
                Condensed Balance Sheets...........................................................................           53
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           55
             Notes to the Condensed Financial Statements...........................................................           58
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           59
                                                    PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           64
Item 2.  Changes in Securities..................................................................................... Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders....................................................... Inapplicable
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           64
         Signatures ...............................................................................................           66





                                                            DEFINITIONS
TERM                                             MEANING
affiliates..................................     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
ALABAMA.....................................     Alabama Power Company
BEWAG.......................................     Berliner Kraft und Licht AG
CEPA........................................     Consolidated Electric Power Asia
Clean Air Act...............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EWG.........................................     Exempt wholesale generator
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 1997
FUCO........................................     Foreign utility company
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and Mobile Energy Services
                                                 Holdings, Inc.
OPC.........................................     Oglethorpe Power Corporation
operating affiliates........................     see affiliates
operating companies.........................     see affiliates
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
SAVANNAH....................................     Savannah Electric and Power Company
SEC.........................................     Securities and Exchange Commission
SOUTHERN....................................     The Southern Company
Southern Energy.............................     Southern Energy, Inc. (formerly Southern Electric International, Inc.), including SOUTHERN subsidiaries managed or controlled by Southern
                                                 Energy
SWEB........................................     South Western Electricity plc (United Kingdom)
TVA.........................................     Tennessee Valley Authority

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD-LOOKING INFORMATION

     This Quarterly Report on Form 10-Q includes forward-looking statements in addition to historical information. The registrants caution that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry; the extent and timing of the entry of additional competition in the markets of SOUTHERN's subsidiaries; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the registrants; state and federal rate regulation in the United States; changes in or application of environmental and other laws and regulations to which SOUTHERN and its subsidiaries are subject; political, legal and economic conditions and developments in the United States and in foreign countries in which the subsidiaries operate; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather and other natural phenomena; the performance of projects undertaken by the non-traditional business and the success of efforts to invest in and develop new opportunities; and other factors discussed elsewhere herein and in other reports (including Form 10-K) filed from time to time by the registrants with the SEC.

                              THE SOUTHERN COMPANY
                            AND SUBSIDIARY COMPANIES

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                    For the Three Months
                                                                                                      Ended March 31,
                                                                                                    1998             1997

OPERATING REVENUES                                                                             $   2,513,715    $   2,584,414
                                                                                               --------------   --------------
OPERATING EXPENSES:
Operation--
     Fuel                                                                                            474,328          485,755
     Purchased power                                                                                 307,999          458,241
     Other (Note G)                                                                                  461,720          425,347
Maintenance                                                                                          199,988          191,292
Depreciation and amortization                                                                        324,299          292,124
Amortization of deferred Plant Vogtle costs (Note N)                                                   7,786           37,627
Taxes other than income taxes                                                                        147,332          151,694
Income taxes                                                                                         142,113          146,182
                                                                                               --------------   --------------
Total operating expenses                                                                           2,065,565        2,188,262
                                                                                               --------------   --------------
OPERATING INCOME                                                                                     448,150          396,152
OTHER INCOME:
Allowance for equity funds used during construction                                                      503              791
Interest income                                                                                       37,905           28,084
Other, net                                                                                            29,498           14,210
Income taxes applicable to other income                                                               13,214            4,439
                                                                                               --------------   --------------
INCOME BEFORE INTEREST CHARGES                                                                       529,270          443,676
                                                                                               --------------   --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                                           174,277          152,200
Allowance for debt funds used during construction                                                     (2,519)          (4,596)
Interest on notes payable                                                                             28,902           29,319
Amortization of debt discount, premium and expense, net                                                6,957            7,520
Other interest charges                                                                                21,627           18,123
Minority interest in subsidiaries                                                                     16,587           15,519
Distributions on capital and preferred
     securities of subsidiary companies                                                               35,097           21,523
Preferred dividends of subsidiary companies                                                            6,640           17,055
                                                                                               --------------   --------------
Interest charges and other, net                                                                      287,568          256,663
                                                                                               --------------   --------------

CONSOLIDATED NET INCOME                                                                        $     241,702    $     187,013
                                                                                               ==============   ==============


AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING (Thousands)                                                            695,051          678,826

BASIC AND DILUTED EARNINGS
     PER SHARE OF COMMON STOCK                                                                         $0.35            $0.28

CASH DIVIDENDS PAID PER SHARE
     OF COMMON STOCK                                                                                  $0.335           $0.325




                 The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                                                                   6



                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)
                                                                                             For the Three Months
                                                                                               Ended March 31,
                                                                                          1998                 1997
OPERATING ACTIVITIES:
Consolidated net income                                                             $       241,702      $       187,013
Adjustments to reconcile net income to net cash provided by
     operating activities--
         Depreciation and amortization                                                      380,170              347,829
         Deferred income taxes and investment tax credits                                   (10,980)              (6,835)
         Allowance for equity funds used during construction                                   (503)                (791)
         Amortization of deferred Plant Vogtle costs (Note N)                                 7,786               37,627
         Gain on asset sales                                                                   (142)             (15,593)
         Other, net                                                                          35,716              (50,564)
         Changes in certain current assets and liabilities--
            Receivables, net                                                                390,573              229,542
            Fossil fuel stock                                                               (68,431)             (30,419)
            Materials and supplies                                                             (255)              13,491
            Prepayments                                                                     (46,615)             (50,864)
            Payables                                                                       (341,549)             (58,783)
            Taxes Accrued                                                                    52,966               76,707
            Other                                                                           (76,572)             (93,215)
                                                                                    ----------------     ----------------
Net cash provided from operating activities                                                 563,866              585,145
                                                                                    ----------------     ----------------
INVESTING ACTIVITIES:
Gross property additions                                                                   (438,163)            (377,836)
Southern Energy business acquisitions                                                      (154,625)          (1,755,064)
Sales of property                                                                                85               15,350
Other                                                                                       (61,192)             (45,932)
                                                                                    ----------------     ----------------
Net cash used for investing activities                                                     (653,895)          (2,163,482)
                                                                                    ----------------     ----------------
FINANCING ACTIVITIES:
Proceeds--
     Common stock                                                                            89,372               88,528
     Capital and preferred securities                                                        45,000              932,000
     Pollution control obligations                                                           89,990                    -
     Other long-term debt                                                                   523,300              998,133
     Notes Receivable                                                                        58,839
Retirements--
     Preferred stock                                                                            (87)            (203,528)
     First mortgage bonds                                                                  (234,740)             (83,574)
     Other long-term debt                                                                   (46,106)            (252,728)
Special deposits-redemption funds                                                           (89,989)              44,454
Notes payable, net                                                                         (218,465)             458,762
Payment of common stock dividends                                                          (232,449)            (220,194)
Miscellaneous                                                                               (18,196)             (78,455)
                                                                                    ----------------     ----------------
Net cash provided from (used for) financing activities                                      (33,531)           1,683,398
                                                                                    ----------------     ----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (123,560)             105,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            600,820              444,832
                                                                                    ----------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $       477,260      $       549,893
                                                                                    ================     ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                  $307,297             $213,978
     Income taxes                                                                           $45,480               $3,956
Southern Energy business acquisitions--
     Fair value of assets acquired                                                         $154,625           $3,551,064
     Less cash paid for common stock                                                        154,625            1,755,064
                                                                                      --------------       --------------
         Liabilities assumed                                                                      -           $1,796,000
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

                                                            7




                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                  At March 31,
                                                                                      1998               At December 31,
                                                                                  (Unaudited)                1997
                                                                                 -----------------     ------------------
UTILITY PLANT:
Plant in service                                                                 $   34,240,312        $    34,044,182
Less accumulated provision for depreciation                                          12,244,545             11,933,718
                                                                                 ---------------       ----------------
                                                                                     21,995,767             22,110,464
Nuclear fuel, at amortized cost                                                         206,974                230,154
Construction work in progress                                                         1,496,220              1,311,540
                                                                                 ---------------       ----------------
Total                                                                                23,698,961             23,652,158
                                                                                 ---------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Goodwill, being amortized                                                             1,903,042              1,887,574
Leasehold interests                                                                   1,356,345              1,388,928
Equity investments in subsidiaries                                                    1,344,695              1,167,739
Long-term notes receivable                                                              465,687                460,448
Nuclear decommissioning trusts, at market                                               442,872                387,425
Miscellaneous                                                                           262,615                281,488
                                                                                 ---------------       ----------------
Total                                                                                 5,775,256              5,573,602
                                                                                 ---------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                               477,260                600,820
Special deposits                                                                        138,621                103,462
Receivables, less accumulated provisions for uncollectible accounts
     of $77,291 at March 31, 1998 and $77,056 at December 31, 1997                    1,522,928              2,014,117
Fossil fuel stock, at average cost                                                      285,682                217,251
Materials and supplies, at average cost                                                 492,771                492,516
Prepayments                                                                             143,510                 98,398
Vacation pay deferred                                                                    78,663                 78,866
                                                                                 ---------------       ----------------
Total                                                                                 3,139,435              3,605,430
                                                                                 ---------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                              1,129,564              1,142,045
Prepaid pension costs                                                                   425,668                398,736
Deferred Plant Vogtle costs (Note N)                                                     42,626                 50,412
Debt expense, being amortized                                                           102,770                101,068
Premium on reacquired debt, being amortized                                             280,581                285,149
Miscellaneous                                                                           428,378                461,910
                                                                                 ---------------       ----------------
Total                                                                                 2,409,587              2,439,320
                                                                                 ---------------       ----------------

TOTAL ASSETS                                                                     $   35,023,239        $    35,270,510
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

                                                           8



                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                           At March 31,
                                                                              1998                At December 31,
                                                                           (Unaudited)                1997
                                                                         ----------------       ------------------
CAPITALIZATION:
Common stock, par value $5 per share-
     Authorized -- 1 billion shares
     Outstanding -- March 31, 1998: 696,946,972 shares
                          -- December 31, 1997:  693,423,039 shares      $     3,484,735        $     3,467,115
Paid-in capital                                                                2,400,654              2,330,538
Retained earnings                                                              3,849,057              3,842,135
Accumulated other comprehensive income                                             9,206                  7,176
                                                                         ----------------       ----------------
                                                                               9,743,652              9,646,964
Preferred stock of subsidiaries                                                  452,575                493,346
Subsidiary obligated mandatorily redeemable
     capital and preferred securities                                          1,789,980              1,743,520
Long-term debt                                                                10,419,758             10,273,606
                                                                         ----------------       ----------------
Total                                                                         22,405,965             22,157,436
                                                                         ----------------       ----------------

CURRENT LIABILITIES:
Preferred stock of subsidiaries due within one year                               40,684                      -
Amount of securities due within one year                                         894,008                783,805
Notes payable                                                                  1,945,239              2,064,249
Accounts payable                                                                 630,926              1,048,266
Customer deposits                                                                131,592                133,018
Taxes accrued--
     Income taxes                                                                233,700                119,782
     Other                                                                       196,409                259,297
Interest accrued                                                                 188,880                261,668
Vacation pay accrued                                                             109,320                108,207
Miscellaneous                                                                    504,983                608,761
                                                                         ----------------       ----------------
Total                                                                          4,875,741              5,387,053
                                                                         ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              4,631,596              4,649,826
Deferred credits related to income taxes                                         747,808                745,674
Accumulated deferred investment tax credits                                      746,309                753,861
Employee benefits provisions                                                     462,193                447,188
Minority interests in subsidiaries                                               451,965                434,987
Prepaid capacity revenues                                                        106,615                109,982
Department of Energy assessments                                                  72,193                 72,193
Disallowed Plant Vogtle capacity buyback costs                                    55,520                 55,856
Storm damage reserves                                                             39,466                 38,407
Miscellaneous                                                                    427,868                418,047
                                                                         ----------------       ----------------
Total                                                                          7,741,533              7,726,021
                                                                         ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                     $    35,023,239        $    35,270,510
                                                                         ================       ================

       The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                                                         9



                                      THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             (Stated in Thousands of Dollars)



                                                                                                For the Three Months
                                                                                                  Ended March 31
                                                                                   -----------------------------------------
                                                                                           1998                 1997
                                                                                           ----                 ----
Consolidated net income                                                                 $241,702              $187,013
Other comprehensive income:
     Foreign currency translation adjustments                                              3,123               (15,034)
     Less Applicable income taxes                                                          1,093                (5,262)
                                                                                     -----------           -----------
CONSOLIDATED COMPREHENSIVE INCOME                                                       $243,732              $177,241
                                                                                        ========              ========

---------------------------------------------------------------------------------- --------------------- -------------------


                                      THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                            CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME
                                             (Stated in Thousands of Dollars)



                                                                            At March 31, 1998        At December 31, 1997

Balance at beginning of period                                                      $7,176                  $13,689
Change in current period                                                             2,030                   (6,513)
                                                                                   -------                ---------
BALANCE AT END OF PERIOD                                                            $9,206                 $  7,176
                                                                                    ======                 ========

------------------------------------------------------------------------- ----------------------- ----------------------------


                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   FIRST QUARTER 1998 vs. FIRST QUARTER 1997

RESULTS OF OPERATIONS

Earnings

SOUTHERN's consolidated net income for the first quarter 1998 was $242 million ($0.35 per share) compared to $187 million ($0.28 per share) for the corresponding period of 1997. Earnings from non-traditional operations positively impacted net income during the first quarter.

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

     Significant income statement items appropriate for discussion include the following:

                                                                         Increase (Decrease)
                                                                --------------------------------------
                                                                   (in thousands)         %
            Operating revenues................................    $ (70,699)             (2.7)
            Purchased power expense...........................     (150,242)            (32.8)
            Depreciation and amortization.....................       32,175              11.0
            Amortization of deferred Plant Vogtle costs.......      (29,841)            (79.3)
            Interest income...................................        9,821              35.0
            Income taxes applicable to other income...........        8,775             197.7
            Interest on long-term debt........................       22,077              14.5
            Distributions on capital and preferred
               securities of subsidiary companies.............       13,574              63.1
            Preferred dividends of subsidiary
               companies......................................      (10,415)            (61.1)


     Operating revenues. Operating revenues for the traditional core business for the first quarter increased $47 million or 2.5% compared to the corresponding period of 1997. Operating revenues for non-traditional business were down $117 million or 17.3% for the quarter due primarily to a change in the method of reporting for Southern Energy's energy marketing organization. (See Note (D) in the "Notes to Condensed Financial Statements" herein.) The increase in first quarter traditional core revenues was mainly due to a 4.4% increase in energy sales during the quarter. Energy sales to the residential, commercial and industrial sectors increased by 8.1%, 2.3% and 3.3%, respectively.

                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Purchased power expense. For the first quarter, purchased power expenses for the traditional core business rose by $41.4 million or 130.1%. The increase for the quarter was primarily due to increased energy sales to residential, commercial and industrial customers. For non-traditional business, purchased power expenses declined by $192 million, or 44.9%, as compared to the corresponding period of 1997. As stated above, the primary reason for this decline is due to a change in the method of reporting for the power purchasing activities of Southern Energy's energy marketing organization.

     Depreciation and amortization expense. Depreciation and amortization expense of the traditional core business for the quarter increased compared to the corresponding period in 1997. This increase can be attributed primarily to additions to utility plant and to additional depreciation charges of $12.2 million for the quarter pursuant to GEORGIA's retail accounting order as discussed in Note (M) in the "Notes to the Condensed Financial Statements" herein.

     Amortization of deferred Plant Vogtle costs. The costs decreased for the quarter due to the completion in September 1997 of the amortization of levelized buybacks and Plant Vogtle Unit 1 cost deferrals under the 1987 Georgia PSC order. See Note (N) in the "Notes to the Condensed Financial Statements", herein for further details.

     Interest income. The increase in interest income for the quarter as compared to the corresponding period of 1997, is due to a $7.5 million increase in interest income for the non-traditional business, primarily CEPA.

     Income taxes applicable to other income. The increase for the quarter when compared to the same period in 1997 is primarily due to certain acquisitions by Southern Energy, specifically BEWAG and an energy-related alternative fuel company.

     Interest on long-term debt. Interest on long-term debt for the quarter compared to the same period of 1997, increased primarily due to the CEPA and BEWAG acquisitions. Southern Energy's interest on long-term debt increased $23.0 million for the quarter compared to the corresponding period in 1997, mainly as a result of those acquisitions.

     Distributions on capital and preferred securities of subsidiaries. This increase for the quarter resulted from the sales of capital and preferred securities in 1997 and the first quarter of 1998.

     Preferred dividends of subsidiary companies. The decrease in this item for the quarter when compared to the corresponding period in 1997 is due to redemptions of preferred stock. See "Financing Activities" herein for additional information.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment, with non-traditional business becoming more significant. For information relating to non-traditional business activities, see Item 1 - BUSINESS - "Non-Traditional Business" in the Form 10-K.

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

     In March 1998, The American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of costs of internal-use software. Adoption of the SOP is not expected to have a material impact on the financial statements.

     Reference is made to Notes (B), (C), (D), (E), (F), (G), (H), (I), (K) through (P) and (R) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.


FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first three months of 1998 included the addition of approximately $438 million to utility plant. The funds for these additions and other capital requirements were from operations and sales of securities. See SOUTHERN's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first three months of 1998, retirements of the operating companies' first mortgage bonds totaled $235 million. A subsidiary of GULF formed a statutory business trust which sold, during the first three months of 1998, $45 million of trust preferred securities. See Note (J) in the "Notes to the Condensed Financial Statements" herein for further details. Also during the first quarter of 1998, ALABAMA issued $200.0 million of 7% senior notes and GEORGIA issued $145.0 million of 6 7/8% senior notes, both due December 31, 2047.

     During the first three months of 1998, SOUTHERN raised $89 million from the issuance of new common stock under SOUTHERN's various stock plans. The market price of SOUTHERN's common stock at March 31, 1998 was $27.6875 per share and the book value was $13.98 per share, representing a market-to-book ratio of 198%, compared to $25.875, $13.91 and 186%, respectively, at the end of 1997. The dividend for the first quarter of 1998 was $0.335 per share.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SOUTHERN under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturing debt. Approximately $935 million will be required by March 31, 1999, for present sinking fund requirements, redemption of preferred stock and redemptions and maturities of long-term debt. Also, the operating companies plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

Sources of Capital

In addition to the financing activities previously described, SOUTHERN may require additional equity capital during the remainder of the year. The amounts and timing of additional equity capital to be raised in 1998, as well as in subsequent years, will be contingent on SOUTHERN's investment opportunities. The operating companies plan to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1 - BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, the SOUTHERN system had at March 31, 1998, approximately $477 million of cash and cash equivalents and approximately $4.5 billion of unused credit arrangements with banks (including $1,160 million of such arrangements under which borrowings may be made only to fund purchase obligations of the operating companies relating to variable rate pollution control bonds). At March 31, 1998, the system companies had outstanding approximately $652 million of short-term notes payable and $1,160 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) in the "Notes to the Condensed Financial Statements" herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY


                             ALABAMA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                          For the Three Months
                                                                                                            Ended March 31,
                                                                                                          1998            1997

OPERATING REVENUES:
Revenues                                                                                             $    674,295    $    658,105
Revenues from affiliates                                                                                   42,210          46,663
                                                                                                      ------------   -------------
Total operating revenues                                                                                  716,505         704,768
                                                                                                      ------------   -------------

OPERATING EXPENSES:
Operation--
     Fuel                                                                                                 193,022         204,358
     Purchased power from non-affiliates                                                                   17,535           3,374
     Purchased power from affiliates                                                                       18,632          20,058
     Other                                                                                                114,813         114,278
Maintenance                                                                                                63,533          68,950
Depreciation and amortization                                                                              86,239          85,652
Taxes other than income taxes                                                                              49,439          49,457
Federal and state income taxes                                                                             42,557          35,186
                                                                                                      ------------   -------------
Total operating expenses                                                                                  585,770         581,313
                                                                                                      ------------   -------------
OPERATING INCOME                                                                                          130,735         123,455
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                                           285               -
Income from subsidiary                                                                                      1,082             980
Interest income                                                                                            13,670          11,090
Other, net                                                                                                 (8,476)         (8,372)
Income taxes applicable to other income                                                                     2,177            (708)
                                                                                                      ------------   -------------
INCOME BEFORE INTEREST CHARGES                                                                            139,473         126,445
                                                                                                      ------------   -------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                                                 44,718          41,383
Allowance for debt funds used during construction                                                            (652)           (946)
Interest on interim obligations                                                                             4,406           4,406
Amortization of debt discount, premium and expense, net                                                     2,424           2,396
Other interest charges                                                                                     13,620          10,704
Distributions on preferred securities of subsidiary companies                                               5,588           4,997
                                                                                                      ------------   -------------
Total Interest charges and other                                                                           70,104          62,940
                                                                                                      ------------   -------------
NET INCOME                                                                                                 69,369          63,505
DIVIDENDS ON PREFERRED STOCK                                                                                3,328           5,698
                                                                                                      ------------   -------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                                                       $  66,041    $     57,807
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

                                                                 16



                             ALABAMA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                              For the Three Months
                                                                                                 Ended March 31,
                                                                                             1998               1997
OPERATING ACTIVITIES:
Net income                                                                                  $  69,369      $      63,505
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                        102,837            101,987
         Deferred income taxes and investment tax credits, net                                (11,359)            (2,380)
         Allowance for equity funds used during construction                                     (285)                 -
         Other, net                                                                            14,056            (44,558)
         Changes in certain current assets and liabilities--
            Receivables, net                                                                   82,947             48,292
            Inventories                                                                       (18,734)           (16,130)
            Prepayments                                                                       (37,195)           (38,969)
            Payables                                                                          (74,852)           (76,068)
            Taxes accrued                                                                      64,796             53,076
            Energy cost recovery, retail                                                       24,254             14,656
            Other                                                                             (45,635)           (39,157)
                                                                                         -------------       ------------
Net cash provided from operating activities                                                   170,199             64,254
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                     (132,763)           (94,605)
Other                                                                                         (18,781)            (9,469)
                                                                                         -------------       ------------
Net cash used for investing activities                                                       (151,544)          (104,074)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Company obligated mandatorily redeemable preferred securities                                  -            200,000
     Other long-term debt                                                                     200,000
Retirements--
     Preferred stock                                                                                -           (100,000)
     First mortgage bonds                                                                     (74,345)           (19,801)
     Other long-term debt                                                                        (238)              (232)
Interim obligations, net                                                                      (47,867)            48,933
Payment of preferred stock dividends                                                           (3,350)            (6,730)
Payment of common stock dividends                                                             (90,400)           (80,100)
Miscellaneous                                                                                  (7,706)            (6,361)
                                                                                         -------------       ------------
Net cash provided from (used for) financing activities                                        (23,906)            35,709
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (5,251)            (4,111)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               23,957              9,587
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  18,706      $       5,476
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                    $ 65,401      $      58,030
     Income taxes                                                                               2,990              3,009



           The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.



                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                At March 31,
                                                                                    1998               At December 31,
                                                                                 (Unaudited)               1997
                                                                               ----------------       -----------------
UTILITY PLANT:
Plant in service                                                               $    11,117,672         $  11,070,323
Less accumulated provision for depreciation                                          4,470,173             4,384,180
                                                                               ----------------       ---------------
                                                                                     6,647,499             6,686,143
Nuclear fuel, at amortized cost                                                         91,571               103,272
Construction work in progress                                                          381,898               311,223
                                                                               ----------------       ---------------
Total                                                                                7,120,968             7,100,638
                                                                               ----------------       ---------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                         24,705                24,972
Nuclear decommissioning trusts                                                         204,313               193,008
Miscellaneous                                                                           22,578                22,233
                                                                               ----------------       ---------------
Total                                                                                  251,596               240,213
                                                                               ----------------       ---------------

CURRENT ASSETS:
Cash and cash equivalents                                                               18,706                23,957
Receivables--
     Customer accounts receivable                                                      312,243               368,255
     Other accounts and notes receivable                                                19,067                28,921
     Affiliated companies                                                               32,623                50,353
     Accumulated provision for uncollectible accounts                                   (2,502)               (2,272)
Refundable income taxes                                                                    879                     -
Fossil fuel stock, at average cost                                                     101,974                74,186
Materials and supplies, at average cost                                                152,547               161,601
Prepayments                                                                             57,648                20,453
Vacation pay deferred                                                                   28,783                28,783
                                                                               ----------------       ---------------
Total                                                                                  721,968               754,237
                                                                               ----------------       ---------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                               385,641               384,549
Debt expense, being amortized                                                            6,701                 7,276
Premium on reacquired debt, being amortized                                             79,908                81,417
Prepaid pension costs                                                                  139,678               130,733
Department of Energy assessments                                                        34,416                34,416
Miscellaneous                                                                           76,202                79,388
                                                                               ----------------       ---------------
Total                                                                                  722,546               717,779
                                                                               ----------------       ---------------

TOTAL ASSETS                                                                   $     8,817,078        $    8,812,867
                                                                               ================       ===============






         The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.


                             ALABAMA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                    At March 31,
                                                                                        1998               At December 31,
                                                                                     (Unaudited)              1997
                                                                                    --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $40 per share)--
     authorized 6,000,000 shares; outstanding 5,608,955 shares                      $     224,358        $     224,358
Paid-in capital                                                                         1,304,645            1,304,645
Premium on preferred stock                                                                     99                   99
Retained earnings                                                                       1,195,075            1,221,467
                                                                                    --------------       --------------
                                                                                        2,724,177            2,750,569
Preferred stock                                                                           255,512              255,512
Company obligated mandatorily redeemable preferred securities of
     subsidiary trusts holding Company Junior Subordinated Notes                          297,000              297,000
Long-term debt                                                                          2,543,526            2,473,202
                                                                                    --------------       --------------
Total                                                                                   5,820,215            5,776,283
                                                                                    --------------       --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                        125,155               75,336
Commercial paper                                                                          259,015              306,882
Accounts payable--
     Affiliated companies                                                                  58,088               79,822
     Other                                                                                103,579              159,146
Customer deposits                                                                          34,789               34,968
Taxes accrued--
     Federal and state income                                                              62,878               21,177
     Other                                                                                 30,475               15,309
Interest accrued                                                                           39,835               50,722
Vacation pay accrued                                                                       28,783               28,783
Miscellaneous                                                                              93,211              103,602
                                                                                    --------------       --------------
Total                                                                                     835,808              875,747
                                                                                    --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       1,182,765            1,192,265
Accumulated deferred investment tax credits                                               280,075              282,873
Prepaid capacity revenues, net                                                            106,615              109,982
Department of Energy Assessments                                                           30,592               30,592
Deferred credits related to income taxes                                                  334,489              327,328
Natural disaster reserve                                                                   22,950               22,416
Miscellaneous                                                                             203,569              195,381
                                                                                    --------------       --------------
Total                                                                                   2,161,055            2,160,837
                                                                                    --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   8,817,078        $   8,812,867
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

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1998 vs. FIRST QUARTER 1997


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the first quarter 1998 was $66.0 million compared to $57.8 million for the corresponding period of 1997. Earnings for this quarter increased 14.2% when compared to the same period in 1997 due to increased revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                         Increase (Decrease)
                                                                --------------------------------------
                                                                   (in thousands)         %
            Revenues..........................................      $16,190               2.5
            Revenues from affiliates..........................       (4,453)             (9.5)
            Purchased power from non-affiliates...............       14,161             419.7
            Maintenance.......................................       (5,417)             (7.9)
            Dividends on preferred stock......................       (2,370)            (41.6)

     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect net income, revenues for the first quarter increased $11.2 million compared to the corresponding period of 1997. The increase in first quarter revenues when compared to the same period of 1997 was due to a 4.5% increase in retail energy sales, primarily to residential customers. Energy sales to residential customers increased 7.5% due to relatively normal temperatures during the first quarter of 1998 as compared to temperatures that were much milder than normal during the first quarter of 1997.

     Revenues from affiliates. Revenues from sales to affiliated companies within the Southern electric system will vary from period to period depending on demand, the availability, and cost of generating resources at each company. These transactions did not have a significant impact on earnings.

     Purchased power from non-affiliates. The increase for the quarter compared to the corresponding period of 1997 resulted primarily from increased purchases related to power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Maintenance expense. The decrease during this quarter when compared to the same period in 1997 is attributable to lower nuclear maintenance expenses.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Dividends on preferred stock. The decrease for the current quarter compared to the same period of 1997 resulted from redemptions of preferred stock during 1997.


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

     In March 1998, The American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of costs of internal-use software. Adoption of the SOP is not expected to have a material impact on the financial statements.

     Reference is made to Notes (B), (C), (F), (G), (H), (K) and (L) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.

FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first three months of 1998 included the addition of approximately $132.8 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first three months of 1998, redemptions and maturities of first mortgage bonds of ALABAMA totaled $74.3 million. In February 1998, ALABAMA issued $200.0 million of 7% senior notes due December 31, 2047. The proceeds were used to repay a portion of ALABAMA's short-term indebtedness. In April 1998, ALABAMA issued $190.0 million of 7% senior notes due March 31, 2048. The proceeds will be used to redeem $124.2 million of ALABAMA's First Mortgage Bonds, 8 3/4% Series due December 1, 2021 and to repay a portion of outstanding short-term indebtedness.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     ALABAMA will continue to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital as market conditions permit.

Capital Requirements

     Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of ALABAMA under "Capital Requirements," "Other Capital Requirements" and "Environmental Matters" in the Form 10-K for a description of ALABAMA's capital requirements for its construction program, maturing debt and environmental compliance efforts.

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, ALABAMA had at March 31, 1998, approximately $18.7 million of cash and cash equivalents and had unused committed lines of credit of approximately $813.6 million (including $208.2 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) with regulatory authority for up to $750 million of short-term borrowings. At March 31, 1998, ALABAMA had no outstanding short-term notes payable to banks and $259.0 million of commercial paper.

                              ARTHUR ANDERSEN LLP



                                                                    Exhibit 1





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of March 31, 1998, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of ALABAMA POWER COMPANY as of December 31, 1997 (not presented herein) and, in our report dated February 11, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/S/  Arthur Andersen LLP
Birmingham, Alabama
May 6, 1998

                              GEORGIA POWER COMPANY



                             GEORGIA POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                        For the Three Months
                                                                                             Ended March 31,
                                                                                       1998              1997

OPERATING REVENUES:
Revenues                                                                          $     979,334     $     951,453
Revenues from affiliates                                                                  4,809             7,259
                                                                                  --------------    --------------
Total operating revenues                                                                984,143           958,712
                                                                                  --------------    --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                                               176,631           178,629
     Purchased power from non-affiliates                                                 45,474            26,775
     Purchased power from affiliates                                                     43,685            41,371
     Other                                                                              169,425           151,609
Maintenance                                                                              80,949            74,950
Depreciation and amortization                                                           150,808           129,302
Amortization of deferred Plant Vogtle costs (Note N)                                      7,786            37,627
Taxes other than income taxes                                                            52,195            53,931
Federal and state income taxes                                                           80,649            84,649
                                                                                  --------------    --------------
Total operating expenses                                                                807,602           778,843
                                                                                  --------------    --------------
OPERATING INCOME                                                                        176,541           179,869
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                         178               542
Equity in earnings of unconsolidated subsidiary                                           1,082               980
Interest income                                                                             553               595
Other, net                                                                               (5,123)           (5,598)
Income taxes applicable to other income                                                   2,543             2,366
                                                                                  --------------    --------------
INCOME BEFORE INTEREST CHARGES                                                          175,774           178,754
                                                                                  --------------    --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                               45,056            48,455
Allowance for debt funds used during construction                                        (1,828)           (3,500)
Interest on interim obligations                                                           3,746             3,693
Amortization of debt discount, premium and expense, net                                   3,331             3,774
Other interest charges                                                                    4,014             2,924
Distributions on preferred securities of subsidiary companies                            13,524             9,417
                                                                                  --------------    --------------
Interest charges and other, net                                                          67,843            64,763
                                                                                  --------------    --------------
NET INCOME                                                                              107,931           113,991
DIVIDENDS ON PREFERRED STOCK                                                              2,027             7,956
                                                                                  --------------    --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                                 $     105,904     $     106,035
                                                                                  ==============    ==============




        The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                             GEORGIA POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                              For the Three Months
                                                                                                  Ended March 31,
                                                                                             1998               1997
OPERATING ACTIVITIES:
Net income                                                                              $     107,931      $     113,991
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                        177,698            155,377
         Deferred income taxes, net                                                            (7,602)           (13,553)
         Allowance for equity funds used during construction                                     (178)              (542)
         Amortization of deferred Plant Vogtle costs (Note N)                                   7,786             37,627
         Other, net                                                                            (1,726)            21,253
         Changes in certain current assets and liabilities--
            Receivables, net                                                                   49,944             83,646
            Inventories                                                                       (31,165)            (3,784)
            Payables                                                                          (64,623)           (61,585)
            Taxes accrued                                                                      17,940             46,910
            Energy cost recovery, retail                                                       14,016             16,764
            Other                                                                             (15,862)           (24,124)
                                                                                        --------------     --------------
Net cash provided from operating activities                                                   254,159            371,980
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                      (80,276)          (103,455)
Other                                                                                         (42,479)           (26,972)
                                                                                        --------------     --------------
Net cash used for investing activities                                                       (122,755)          (130,427)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                           -            175,000
     Pollution control bonds                                                                   89,990                  -
     Senior notes                                                                             145,000                  -
Retirements--
     Preferred stock                                                                                -            (79,028)
     First mortgage bonds                                                                    (120,460)           (60,258)
Special deposits - redemption funds                                                           (89,990)            44,454
Interim obligations, net                                                                      (79,929)          (168,658)
Payment of preferred stock dividends                                                           (4,354)            (7,679)
Payment of common stock dividends                                                            (132,100)          (122,700)
Miscellaneous                                                                                  (4,507)            (6,492)
                                                                                        --------------     --------------
Net cash used for financing activities                                                       (196,350)          (225,361)
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       (64,946)            16,192
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               83,333             15,356
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      18,387      $      31,548
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $      76,069      $      72,031
     Income taxes (net of refunds)                                                             10,384                 (7)




           The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                              At March 31,
                                                                                  1998                At December 31,
                                                                               (Unaudited)                1997
                                                                             ----------------       -----------------
UTILITY PLANT:
Plant in service                                                             $    15,172,578        $    15,082,570
Less accumulated provision for depreciation                                        5,483,343              5,319,680
                                                                             ----------------       ----------------
                                                                                   9,689,235              9,762,890
Nuclear fuel, at amortized cost                                                      115,403                126,882
Construction work in progress                                                        186,120                214,128
                                                                             ----------------       ----------------
Total                                                                              9,990,758             10,103,900
                                                                             ----------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                       24,706                 24,973
Nuclear decommissioning trusts, at market                                            238,559                194,417
Miscellaneous                                                                         79,366                 87,907
                                                                             ----------------       ----------------
Total                                                                                342,631                307,297
                                                                             ----------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                             18,387                 83,333
Receivables--
     Customer accounts receivable                                                    374,054                385,844
     Other accounts and notes receivable                                             148,959                110,278
     Affiliated companies                                                             20,893                 20,333
     Accumulated provision for uncollectible accounts                                 (3,000)                (3,000)
Fossil fuel stock, at average cost                                                   126,856                 96,067
Materials and supplies, at average cost                                              240,763                240,387
Prepayments                                                                           30,286                 27,503
Vacation pay deferred                                                                 40,793                 40,996
                                                                             ----------------       ----------------
Total                                                                                997,991              1,001,741
                                                                             ----------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                             674,674                688,472
Deferred Plant Vogtle costs (Note N)                                                  42,626                 50,412
Premium on reacquired debt, being amortized                                          164,450                166,609
Prepaid pension costs                                                                 76,012                 67,777
Debt expense, being amortized                                                         45,291                 40,927
Miscellaneous                                                                        143,529                146,593
                                                                             ----------------       ----------------
Total                                                                              1,146,582              1,160,790
                                                                             ----------------       ----------------

TOTAL ASSETS                                                                 $    12,477,962        $    12,573,728
                                                                             ================       ================



        The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.


                             GEORGIA POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                              At March 31,
                                                                                  1998                At December 31,
                                                                               (Unaudited)                1997
                                                                             ----------------       -----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 15,000,000 shares; outstanding 7,761,500 shares              $       344,250        $       344,250
Paid-in capital                                                                    1,929,971              1,929,971
Premium on preferred stock                                                               160                    160
Retained earnings                                                                  1,719,751              1,745,347
                                                                             ----------------       ----------------
                                                                                   3,994,132              4,019,728
Preferred stock                                                                      116,568                157,247
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
     subordinated debentures or notes                                                689,250                689,250
Long-term debt                                                                     3,128,182              2,982,835
                                                                             ----------------       ----------------
Total                                                                              7,928,132              7,849,060
                                                                             ----------------       ----------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                   40,679                      -
Long-term debt due within one year                                                   190,394                220,855
Notes payable to banks                                                                72,800                142,300
Commercial paper                                                                     213,501                223,930
Accounts payable--
     Affiliated companies                                                             48,962                 71,373
     Other                                                                           184,180                261,293
Customer deposits                                                                     68,187                 68,618
Taxes accrued--
     Federal and state income                                                         79,805                  4,480
     Other                                                                            54,157                111,541
Interest accrued                                                                      60,880                 72,437
Miscellaneous                                                                        112,586                105,683
                                                                             ----------------       ----------------
Total                                                                              1,126,131              1,282,510
                                                                             ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                  2,403,866              2,417,547
Accumulated deferred investment tax credits                                          393,497                397,202
Deferred credits related to income taxes                                             293,333                297,560
Employee benefits provisions                                                         174,382                169,887
Miscellaneous                                                                        158,621                159,962
                                                                             ----------------       ----------------
Total                                                                              3,423,699              3,442,158
                                                                             ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                         $    12,477,962        $    12,573,728
                                                                             ================       ================




         The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                          28

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1998 vs. FIRST QUARTER 1997


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the first quarter 1998 was $105.9 million, essentially unchanged from $106.0 million for the same period in 1997.

     Significant income statement items appropriate for discussion include the following:

                                                                         Increase (Decrease)
                                                                --------------------------------------
                                                                   (in thousands)         %
            Revenues..........................................      $27,881               2.9
            Revenues from affiliates..........................       (2,450)            (33.8)
            Purchased power from non-affiliates...............       18,699              69.8
            Purchased power from affiliates...................        2,314               5.6
            Other operation expense...........................       17,816              11.8
            Maintenance.......................................        5,999               8.0
            Depreciation and amortization expense.............       21,506              16.6
            Amortization of deferred Plant Vogtle costs.......      (29,841)            (79.3)
            Interest on long-term debt........................       (3,399)             (7.0)
            Distributions on preferred securities
               of subsidiary companies........................        4,107              43.6
            Dividends on preferred stock......................       (5,929)            (74.5)

     Revenues. Excluding fuel and demand-side program revenues, which represent the pass-through of fuel and demand-side program expenses and generally do not affect income, revenues for the first quarter of 1998 increased $16.7 million compared to the corresponding period of 1997. Retail revenues, excluding fuel and demand-side program revenues, increased 3.5%, or $23.1 million for the current quarter as compared to the corresponding period of 1997 primarily due to a 5.0% increase in retail energy sales. Energy sales increased by 10.2%, 5.2% and 1.8% to residential, commercial and industrial customers, respectively, due primarily to milder-than-normal weather in the first quarter of 1997. Wholesale revenues, excluding fuel revenues, decreased $7.7 million compared to the corresponding period of 1997 primarily due to a decrease in capacity revenues under a power supply agreement with OPC.

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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Purchased power from non-affiliates. The increase for the current quarter is primarily due to an increase in energy purchases related to power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Other operation expense. The increase for the quarter was primarily due to higher expenses associated with a new customer service system implemented in January 1998, and modification of certain information systems for year 2000 compliance. For additional information on the year 2000 issue, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS "Future Earnings Potential" of GEORGIA in the Form 10-K.

     Maintenance expense. The increase in the current quarter from the corresponding period of 1997 is primarily due to higher costs associated with steam plant and transmission and distribution line maintenance.

     Depreciation and amortization expense. The increase in depreciation and amortization for the current quarter compared to the same period of 1997 is primarily due to an increase in additional depreciation charges of $12.2 million, pursuant to a Georgia PSC retail accounting order discussed below, and an increase in plant-in-service. See "Future Earnings Potential" below and Note
(M) in the "Notes to the Condensed Financial Statements" herein for further details regarding the retail accounting order.

     Amortization of deferred Plant Vogtle costs. The costs decreased for the quarter due to the completion in September 1997 of the amortization of levelized buybacks and Plant Vogtle Unit 1 cost deferrals under the 1987 Georgia PSC order. See Note (N) in the "Notes to the Condensed Financial Statements", herein for further details.

     Interest on long-term debt and Dividends on preferred stock. The decreases in these items for the current quarter result from the refinancing of long-term debt and redemption of various issues of such securities.

     Distributions on preferred securities of subsidiary companies. The increase in this item resulted primarily from the issuance of additional mandatorily redeemable preferred securities in June 1997. For additional information, see
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activities" of GEORGIA in the Form 10-K.


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

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Effective January 1, 1996, GEORGIA began operating under a three-year retail accounting order. Under the order, GEORGIA's earnings are evaluated against a retail return on common equity range of 10% to 12.5%. GEORGIA is required to absorb cost increases of approximately $29.0 million annually during the order's three-year operation, including $14.0 million annually of accelerated depreciation of electric plant. Reference is made to Note (M) in the "Notes to the Condensed Financial Statements" herein for additional information.

     On January 14, 1998, the Georgia PSC ordered that GEORGIA be allowed approximately $108 million of its $143 million investment in the Rocky Mountain pumped storage hydroelectric plant in rate base as of December 31, 1998. Reference is made to Note (O) in the "Notes to the Condensed Financial Statements" herein for additional information.

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be offset. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS "Environmental Issues" of GEORGIA in the Form 10-K.

     In March 1998, The American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of costs of internal-use software. Adoption of the SOP is not expected to have a material impact on the financial statements.

     Reference is made to Notes (B), (C), (F), (H) and (M) through (P) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first three months of 1998 was the addition of approximately $80.3 million to gross plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first three months of 1998, redemptions of first mortgage bonds by GEORGIA totaled $120.5 million. In January 1998, GEORGIA issued $145.0 million of 6 7/8% senior notes due December 31, 2047. The proceeds from this issuance were used to repay a portion of GEORGIA's outstanding short-term indebtedness.

     In March 1998, GEORGIA sold, through public authorities, $89.99 million aggregate principal amount of variable rate pollution control revenue bonds with $72.99 million aggregate principal amount due in 2024 and $17.0 million aggregate principal amount due in 2025. The proceeds were used in April 1998 to redeem $4.1 million aggregate principal amount of 6.20% pollution control revenue bonds; $22.1 million aggregate principal amount of 6.00% pollution control revenue bonds; $17.0 million aggregate principal amount of 5.90% pollution control revenue bonds; and $46.79 million aggregate principal amount of 5 3/8% pollution control revenue bonds.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     GEORGIA has announced the planned redemption of $40.7 million of preferred stock in June 1998.

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

Sources of Capital

In addition to the financing activities previously described herein, GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GEORGIA had at March 31, 1998, approximately $18.4 million of cash and cash equivalents and approximately $1.1 billion of unused credit arrangements with banks (including $879 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At March 31, 1998, GEORGIA had $286.3 million outstanding in short-term notes payable to banks or commercial paper. Since GEORGIA has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                              ARTHUR ANDERSEN LLP


                                                                     Exhibit 1





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of March 31, 1998, and the related condensed statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of GEORGIA POWER COMPANY as of December 31, 1997 (not presented herein), and, in our report dated February 11, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ Arthur Andersen LLP
Atlanta, Georgia
May 8, 1998
                                       33

                               GULF POWER COMPANY


                               GULF POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                               For the Three Months
                                                                                  Ended March 31,
                                                                                1998           1997

OPERATING REVENUES:
Revenues                                                                   $    134,553    $   140,204
Revenues from affiliates                                                          6,397          1,170
                                                                           -------------   ------------
Total operating revenues                                                        140,950        141,374
                                                                           -------------   ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                                        41,443         36,992
     Purchased power from non-affiliates                                          4,733          1,096
     Purchased power from affiliates                                              3,888          8,863
     Other                                                                       31,281         30,620
Maintenance                                                                      12,896          9,510
Depreciation and amortization                                                    14,703         14,446
Taxes other than income taxes                                                    12,619         12,775
Federal and state income taxes                                                    4,150          6,860
                                                                           -------------   ------------
Total operating expenses                                                        125,713        121,162
                                                                           -------------   ------------
OPERATING INCOME                                                                 15,237         20,212
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                   -              1
Interest income                                                                     123            329
Other, net                                                                       (1,203)          (254)
Income taxes applicable to other income                                             357            (77)
                                                                           -------------   ------------
INCOME BEFORE INTEREST CHARGES                                                   14,514         20,211
                                                                           -------------   ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                        4,877          5,797
Other interest charges                                                              275            716
Interest on notes payable                                                           338            283
Amortization of debt discount, premium, and expense, net                            578            566
Allowance for debt funds used during construction                                     -             (3)
Distributions on preferred securities of subsidiary companies                     1,384            517
                                                                           -------------   ------------
Interest charges and other, net                                                   7,452          7,876
                                                                           -------------   ------------
NET INCOME                                                                        7,062         12,335
DIVIDENDS ON PREFERRED STOCK                                                        209          1,595
                                                                           -------------   ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                          $      6,853    $    10,740
                                                                           =============   ============




    The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                             For the Three Months
                                                                                                Ended March 31,
                                                                                             1998              1997
OPERATING ACTIVITIES:
Net income                                                                              $       7,062      $    12,335
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                         18,518           17,857
         Deferred income taxes                                                                 (1,918)            (983)
         Deferred costs of 1995 coal contract renegotiation                                         -            1,246
         Other, net                                                                            (1,051)             180
         Changes in certain current assets and liabilities--
            Receivables, net                                                                   15,544           11,985
            Inventories                                                                        (6,011)          (3,522)
            Payables                                                                          (12,499)          (3,413)
            Taxes accrued                                                                       3,431            6,333
            Current costs of 1995 coal contract renegotiation                                     812            4,121
            Other                                                                              (5,412)          (7,070)
                                                                                         -------------     -----------
Net cash provided from operating activities                                                    18,476           39,069
                                                                                        --------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                      (11,148)         (11,072)
Other                                                                                          (1,974)          (1,146)
                                                                                         -------------     -----------
Net cash used for investing activities                                                        (13,122)         (12,218)
                                                                                        --------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                      45,000           40,000
Retirements--
     Preferred stock                                                                                -          (24,500)
     Other long-term debt                                                                      (5,754)          (5,456)
Notes payable, net                                                                            (20,500)          (7,500)
Payment of preferred stock dividends                                                             (210)          (2,058)
Payment of common stock dividends                                                             (24,100)         (22,900)
Miscellaneous                                                                                  (2,373)          (1,519)
                                                                                         -------------     -----------
Net cash used for financing activities                                                         (7,937)         (23,933)
                                                                                        --------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (2,583)           2,918
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                4,707              807
                                                                                        --------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $       2,124      $     3,725
                                                                                        ==============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $       6,997      $     6,132
     Income taxes                                                                                 716                3




          The accompanying notes as they relate to GULF are an integral part of these condensed statements.



                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                  At March 31,
                                                                                      1998               At December 31,
                                                                                   (Unaudited)              1997
                                                                                  --------------       ----------------
UTILITY PLANT:
Plant in service                                                                  $   1,767,504        $   1,762,244
Less accumulated provision for depreciation                                             749,938              737,767
                                                                                  --------------       --------------
                                                                                      1,017,566            1,024,477
Construction work in progress                                                            33,436               31,030
                                                                                  --------------       --------------
Total                                                                                 1,051,002            1,055,507
                                                                                  --------------       --------------

OTHER PROPERTY AND INVESTMENTS:                                                             621                  622
                                                                                  --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                 2,124                4,707
Receivables--
     Customer accounts receivable                                                        53,794               63,691
     Other accounts and notes receivable                                                  2,115                2,744
     Affiliated companies                                                                 2,311                7,329
     Accumulated provision for uncollectible accounts                                      (795)                (796)
Fossil fuel stock, at average cost                                                       25,536               19,296
Materials and supplies, at average cost                                                  28,405               28,634
Current portion of deferred coal contract costs                                               -                4,456
Regulatory clauses under recovery                                                         1,675                1,675
Other prepayments                                                                         1,956                2,171
Vacation pay deferred                                                                     4,057                4,057
                                                                                  --------------       --------------
Total                                                                                   121,178              137,964
                                                                                  --------------       --------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                                 26,596               26,586
Debt expense and loss, being amortized                                                   22,515               22,941
Prepaid pension costs                                                                    11,135               10,385
Deferred storm charges                                                                        -                  703
Miscellaneous                                                                            11,470               10,904
                                                                                  --------------       --------------
Total                                                                                    71,716               71,519
                                                                                  --------------       --------------

TOTAL ASSETS                                                                      $   1,244,517        $   1,265,612
                                                                                  ==============       ==============



          The accompanying notes as they relate to GULF are an integral part of these condensed statements.


                               GULF POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                    At March 31,
                                                                                      1998               At December 31,
                                                                                   (Unaudited)              1997
                                                                                  --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized and outstanding--992,717 shares                                   $      38,060        $      38,060
Paid-in capital                                                                         218,438              218,438
Premium on preferred stock                                                                   12                   12
Retained earnings                                                                       164,062              172,208
                                                                                  --------------       --------------
                                                                                        420,572              428,718
Preferred stock                                                                          13,686               13,691
Company obligated mandatorily redeemable preferred securities of
     subsidiary trusts holding Company Junior Subordinated Notes (Note J)                85,000               40,000
Long-term debt                                                                          295,670              296,993
                                                                                  --------------       --------------
Total                                                                                   814,928              779,402
                                                                                  --------------       --------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                           5                    -
Long-term debt due within one year                                                       47,572               53,327
Notes payable                                                                            26,500               47,000
Accounts payable--
     Affiliated companies                                                                 5,131               14,334
     Other                                                                               15,466               20,205
Customer deposits                                                                        13,796               13,778
Taxes accrued--
     Federal and state income                                                             3,584                    -
     Other                                                                                6,693                8,258
Interest accrued                                                                          6,805                7,227
Regulatory clauses over recovery                                                          4,490                5,062
Vacation pay accrued                                                                      4,057                4,057
Dividends declared                                                                          209               10,210
Miscellaneous                                                                             1,311                8,739
                                                                                  --------------       --------------
Total                                                                                   135,619              192,197
                                                                                  --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       165,668              166,302
Deferred credits related to income taxes                                                 56,207               56,935
Accumulated provision for property damage                                                   181                    -
Accumulated deferred investment tax credits                                              31,002               31,552
Accumulated provision for postretirement benefits                                        21,290               20,491
Miscellaneous                                                                            19,622               18,733
                                                                                  --------------       --------------
Total                                                                                   293,970              294,013
                                                                                  --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                              $   1,244,517        $   1,265,612
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

                                                           38

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1998 vs. FIRST QUARTER 1997


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the first quarter 1998 was $6.9 million compared to $10.7 million for the corresponding period of 1997. Earnings for the quarter decreased due primarily to an increase in operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                         Increase (Decrease)
                                                                --------------------------------------
                                                                   (in thousands)         %
            Revenues..........................................      $(5,651)             (4.0)
            Revenues from affiliates..........................        5,227             446.8
            Fuel expense......................................        4,451              12.0
            Purchased power from non-affiliates...............        3,637             331.8
            Purchased power from affiliates...................       (4,975)            (56.1)
            Maintenance.......................................        3,386              35.6
            Distributions on preferred securities
               of subsidiary companies........................          867             167.7
            Dividends on preferred stock......................       (1,386)            (86.9)


     Revenues. Excluding a decrease in fuel and other revenues of $6.1 million, which represent the pass-through of fuel expense and certain other expenses and do not affect net income, revenues increased $0.5 million or 0.6% for the first quarter compared to the corresponding period of 1997. Retail revenues decreased 3.0% for the first quarter compared to the same period of 1997 despite a 2.5% increase in retail energy sales. Energy sales to residential and commercial customers were up 6.1% and 1.6%, respectively, while energy sales to industrial customers were down 3.9%. Revenues associated with residential customers were up 2.2% for this first quarter and down for such period 3.8% and 20.0% for commercial and industrial customers, respectively. The decrease in revenues from the commercial and industrial sectors is primarily due to the increased participation of these customers in the Real-Time Pricing Program. See Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K for information on initiatives to remain competitive and to meet conservation goals set by the Florida PSC.

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

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Fuel expense. The increase in fuel expense compared to the corresponding period in 1997 can be attributed to increased generation as a result of higher energy sales during the first quarter.

     Purchased power from non-affiliates. The increase in purchased power from non-affiliates compared to the corresponding period in 1997 can primarily be attributed to an increase in energy purchases related to increased power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Maintenance expense. The increase in maintenance expense compared to the corresponding period in 1997 is primarily due to scheduled maintenance performed on production facilities at Plant Crist and Plant Smith during the first quarter of 1998.

     Distributions on preferred securities of subsidiary companies. See "Financing Activities" herein for details relating to the January 1998 issuance by Gulf Power Capital Trust II of its 7.00% trust preferred securities.

     Dividends on preferred stock. Current quarter preferred stock dividends decreased when compared to the same period in 1997 due to the redemptions of preferred stock during 1997.

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

     In March 1998, The American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of costs of internal-use software. Adoption of the SOP is not expected to have a material impact on the financial statements.

     Reference is made to Notes (B) and (F) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first three months of 1998 included the addition of approximately $11.1 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first quarter of 1998, Gulf Power Capital Trust II, a statutory business trust established for the purpose of holding GULF's junior subordinated notes and issuing trust preferred securities and common securities, sold $45 million of its 7.00% trust preferred securities which are guaranteed by GULF. For additional information, see Note (J) in the "Notes to the Condensed Financial Statements" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Sources of Capital" of GULF in the Form 10-K. The proceeds were used to redeem $36.4 million of cumulative preferred stock and to repay short-term indebtedness.

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

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at March 31, 1998, approximately $2.1 million of cash and cash equivalents and $36.0 million of unused committed lines of credit with banks in addition to $61.9 million liquidity support for variable rate pollution control bonds. At March 31, 1998, GULF had $26.5 million of short-term notes payable to banks. Since GULF has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY



                           MISSISSIPPI POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                           For the Three Months
                                                                                              Ended March 31,
                                                                                            1998            1997

OPERATING REVENUES:
Revenues                                                                                $   121,281    $    117,789
Revenues from affiliates                                                                        875            (886)
                                                                                        ------------   -------------
Total operating revenues                                                                    122,156         116,903
                                                                                        ------------   -------------

OPERATING EXPENSES:
Operation--
     Fuel                                                                                    27,288          29,541
     Purchased power from non-affiliates                                                      4,300             484
     Purchased power from affiliates                                                         11,296          10,515
     Other                                                                                   23,846          20,824
Maintenance                                                                                  11,394           9,612
Depreciation and amortization                                                                11,653          11,194
Taxes other than income taxes                                                                12,080          10,897
Federal and state income taxes                                                                4,932           6,704
                                                                                        ------------   -------------
Total operating expenses                                                                    106,789          99,771
                                                                                        ------------   -------------
OPERATING INCOME                                                                             15,367          17,132
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                               -               4
Interest income                                                                                  50             141
Other, net                                                                                      233             654
Income taxes applicable to other income                                                        (313)           (329)
                                                                                        ------------   -------------
INCOME BEFORE INTEREST CHARGES                                                               15,337          17,602
                                                                                        ------------   -------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                                                    4,798           4,895
Allowance for debt funds used during construction                                                 -              (8)
Interest on notes payable                                                                       428              47
Amortization of debt discount, premium, and expense, net                                        388             387
Other interest charges                                                                          141             139
Distributions on preferred securities of subsidiary companies                                   699             272
                                                                                        ------------   -------------
Interest charges and other, net                                                               6,454           5,732
                                                                                        ------------   -------------
NET INCOME                                                                                    8,883          11,870
DIVIDENDS ON PREFERRED STOCK                                                                    495           1,225
                                                                                        ------------   -------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                                       $     8,388    $     10,645
                                                                                        ============   =============




       The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.


                           MISSISSIPPI POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                            For the Three Months
                                                                                               Ended March 31,
                                                                                            1998             1997
OPERATING ACTIVITIES:
Net income                                                                              $     8,883      $    11,870
Adjustments to reconcile net income to net cash provided by (used for) operating activities--
         Depreciation and amortization                                                       12,680           12,263
         Deferred income taxes                                                                   72              884
         Allowance for equity funds used during construction                                      -               (4)
         Other, net                                                                            (492)          (1,821)
         Changes in certain current assets and liabilities--
            Receivables, net                                                                  3,604           10,073
            Inventories                                                                      (5,457)          (2,300)
            Payables                                                                         (5,732)         (12,277)
            Taxes accrued                                                                   (16,612)         (16,094)
            Other                                                                            (2,537)          (1,662)
                                                                                        ------------     ------------
Net cash provided from (used for) operating activities                                       (5,591)             932
                                                                                        ------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                    (12,886)         (11,437)
Other                                                                                        (4,933)          (2,286)
                                                                                        ------------     ------------
Net cash used for investing activities                                                      (17,819)         (13,723)
                                                                                        ------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                         -           35,000
Retirements--
     Preferred stock                                                                            (87)               -
     First mortgage bonds                                                                   (35,000)               -
Notes payable, net                                                                           69,000                -
Payment of preferred stock dividends                                                           (495)          (1,225)
Payment of common stock dividends                                                           (12,700)         (11,300)
Miscellaneous                                                                                   (16)               -
                                                                                        ------------     ------------
Net cash provided from financing activities                                                  20,702           22,475
                                                                                        ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      (2,708)           9,684
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              4,432            7,058
                                                                                        ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $     1,724      $    16,742
                                                                                        ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $     4,509      $     4,833
     Income taxes                                                                              (534)             390






       The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                          MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                  At March 31,
                                                                                        1998               At December 31,
                                                                                     (Unaudited)              1997
                                                                                    --------------       ----------------
UTILITY PLANT:
Plant in service, at original cost                                                  $   1,526,660        $   1,518,402
Less accumulated provision for depreciation                                               567,998              559,098
                                                                                    --------------       --------------
                                                                                          958,662              959,304
Construction work in progress                                                              43,195               41,083
                                                                                    --------------       --------------
Total                                                                                   1,001,857            1,000,387
                                                                                    --------------       --------------

OTHER PROPERTY AND INVESTMENTS:                                                               650                  650
                                                                                    --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                   1,724                4,432
Receivables--
     Customer accounts receivable                                                          25,843               32,220
     Regulatory clauses under recovery                                                      8,646                7,619
     Other accounts and notes receivable                                                    8,089                8,666
     Affiliated companies                                                                   9,685                7,398
     Accumulated provision for uncollectible accounts                                        (662)                (698)
Fossil fuel stock, at average cost                                                         15,776               10,651
Materials and supplies, at average cost                                                    19,784               19,452
Current portion of accumulated deferred income taxes                                        8,410                8,379
Prepayments                                                                                 4,552                1,791
Vacation pay deferred                                                                       5,030                5,030
                                                                                    --------------       --------------
Total                                                                                     106,877              104,940
                                                                                    --------------       --------------

DEFERRED CHARGES:
Debt expense and loss, being amortized                                                     11,931               12,234
Deferred charges related to income taxes                                                   22,185               21,906
Long-term notes receivable                                                                  2,583                2,837
Work force reduction plan                                                                  18,236               18,236
Miscellaneous                                                                               4,963                5,639
                                                                                    --------------       --------------
Total                                                                                      59,898               60,852
                                                                                    --------------       --------------

TOTAL ASSETS                                                                        $   1,169,282        $   1,166,829
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


                           MISSISSIPPI POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                  At March 31,
                                                                                        1998               At December 31,
                                                                                     (Unaudited)              1997
                                                                                    --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 1,130,000 shares; outstanding 1,121,000 shares                      $      37,691        $      37,691
Paid-in capital                                                                           179,389              179,389
Premium on preferred stock                                                                    326                  327
Retained earnings                                                                         166,105              170,417
                                                                                    --------------       --------------
                                                                                          383,511              387,824
Preferred stock                                                                            31,809               31,896
Company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding Company Junior Subordinated Notes                            35,000               35,000
Long-term debt                                                                            291,735              291,665
                                                                                    --------------       --------------
Total                                                                                     742,055              746,385
                                                                                    --------------       --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                             20               35,020
Notes payable                                                                              69,000                    -
Accounts payable--
     Affiliated companies                                                                  11,128                8,548
     Regulatory clauses over recovery                                                      16,364               15,476
     Other                                                                                 21,003               34,065
Customer deposits                                                                           3,281                3,225
Taxes accrued--
     Federal and state income                                                               6,761                1,101
     Other                                                                                 11,587               33,859
Interest accrued                                                                            4,323                4,098
Miscellaneous                                                                              12,737               12,797
                                                                                    --------------       --------------
Total                                                                                     156,204              148,189
                                                                                    --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                         135,233              134,645
Accumulated deferred investment tax credits                                                26,819               27,121
Deferred credits related to income taxes                                                   38,209               38,203
Postretirement benefits                                                                    25,301               25,145
Accumulated provision for property damage                                                  14,366               13,991
Work force reduction plan                                                                  14,380               15,700
Miscellaneous                                                                              16,715               17,450
                                                                                    --------------       --------------
Total                                                                                     271,023              272,255
                                                                                    --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   1,169,282        $   1,166,829
                                                                                    ==============       ==============




         The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                            46

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1998 vs. FIRST QUARTER 1997


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the first quarter 1998 was $8.4 million compared to $10.6 million for the corresponding period of 1997. Earnings for the current quarter decreased by 21.2% primarily as a result of increased operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                         Increase (Decrease)
                                                                --------------------------------------
                                                                   (in thousands)         %
            Revenues..........................................       $3,492               3.0
            Revenues from affiliates..........................        1,761               N/M
            Fuel expense......................................       (2,253)             (7.6)
            Purchased power from non-affiliates...............        3,816               N/M
            Other operation expense...........................        3,022              14.5
            Maintenance expense...............................        1,782              18.5


     Revenues. The increase in revenues was due primarily to an increase of $2.8 million in non-territorial wholesale energy sales. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, decreased $0.4 million for the quarter due to decreased energy sales during this period as compared to 1997. First quarter revenues from territorial wholesale customers, excluding fuel revenues which do not affect income, increased $0.7 million compared to the same period of 1997, with an increase in energy sales of 3.0%.

     Revenues from affiliates. Revenues from sales to affiliated companies within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. The change in the first quarter 1998 when compared to the same period in 1997 reflect adjustments to affiliated billings in first quarter of 1997. These transactions do not have a significant impact on earnings.

     Fuel expense. The decrease in fuel expense was due to decreased generation when compared to the same period in 1997.

     Purchased power from non-affiliates. The increase in purchased power from non-affiliates can be attributed to off-system energy purchases primarily resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Other operation expense. The current quarter increase in other operation expense was primarily due to higher administrative and general expenses.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Maintenance expense. The increase for the current quarter compared to the same period in 1997 is due to a scheduled outage at Plant Watson Unit 5 and higher distribution line expenses.


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

     Compliance costs related to the Clean Air Act could affect earnings if such costs cannot be recovered. MISSISSIPPI's 1998 ECO Plan filing was approved, as filed, by the Mississippi PSC on March 17, 1998 and resulted in a small decrease in customer prices. For additional information about the Clean Air Act and other environmental issues, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Environmental Matters" of MISSISSIPPI in the Form 10-K.

     In March 1998, The American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of costs of internal-use software. Adoption of the SOP is not expected to have a material impact on the financial statements.

     Reference is made to Notes (B), (F) and (G) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first three months of 1998 included the addition of approximately $12.9 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Financing Activities

In May 1998, MISSISSIPPI sold through public authorities, $13.52 million of variable rate pollution control revenue refunding bonds due May 1, 2028. The proceeds will be used to redeem $13.0 million of the 6.20% Series pollution control revenue bonds and to pay certain costs of issuance. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Sources of Capital" of MISSISSIPPI in the Form 10-K.

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

Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at March 31, 1997, approximately $1.7 million of cash and cash equivalents and approximately $76.3 million of unused committed credit arrangements with banks (including $10.9 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At March 31, 1998, MISSISSIPPI had $69.0 million of notes payable outstanding. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY

                      SAVANNAH ELECTRIC AND POWER COMPANY
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                                     For the Three Months
                                                                                                        Ended March 31,
                                                                                                       1998          1997

OPERATING REVENUES:
Revenues                                                                                            $  48,209     $  42,887
Revenues from affiliates                                                                                  172            58
                                                                                                    ----------    ----------
Total operating revenues                                                                               48,381        42,945
                                                                                                    ----------    ----------

OPERATING EXPENSES:
Operation--
     Fuel                                                                                               5,808         3,517
     Purchased power from non-affiliates                                                                1,213           405
     Purchased power from affiliates                                                                   10,164         9,282
     Other                                                                                             11,145        10,674
Maintenance                                                                                             3,678         3,042
Depreciation and amortization                                                                           5,258         4,992
Taxes other than income taxes                                                                           2,838         2,841
Federal and state income taxes                                                                          2,063         2,075
                                                                                                    ----------    ----------
Total operating expenses                                                                               42,167        36,828
                                                                                                    ----------    ----------
OPERATING INCOME                                                                                        6,214         6,117
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                                                        21           145
Interest income                                                                                            68             2
Other, net                                                                                               (429)         (184)
Income taxes applicable to other income                                                                   133            70
                                                                                                    ----------    ----------
INCOME BEFORE INTEREST CHARGES                                                                          6,007         6,150
                                                                                                    ----------    ----------
INTEREST CHARGES:
Interest on long-term debt                                                                              2,710         2,771
Allowance for debt funds used during construction                                                         (26)          (80)
Interest on notes payable                                                                                  26            60
Amortization of debt discount, premium, and expense, net                                                  187           181
Other interest charges                                                                                    103            92
                                                                                                    ----------    ----------
Net interest charges                                                                                    3,000         3,024
                                                                                                    ----------    ----------
NET INCOME                                                                                              3,007         3,126
DIVIDENDS ON PREFERRED STOCK                                                                              581           581
                                                                                                    ----------    ----------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                                                   $   2,426     $   2,545
                                                                                                    ==========    ==========


             The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.


                      SAVANNAH ELECTRIC AND POWER COMPANY
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                                              For the Three Months
                                                                                               Ended March 31,
                                                                                              1998             1997
OPERATING ACTIVITIES:
Net income                                                                               $      3,007      $     3,126
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                          5,654            5,398
         Deferred income taxes and investment tax credits, net                                     20             (783)
         Allowance for equity funds used during construction                                      (21)            (145)
         Other, net                                                                              (691)             472
         Changes in certain current assets and liabilities--
            Receivables, net                                                                    4,917            7,382
            Inventories                                                                        (1,778)              14
            Payables                                                                           (3,049)          (5,111)
            Taxes accrued                                                                      (1,143)           1,293
            Other                                                                              (3,333)          (1,148)
                                                                                         -------------     ------------
Net cash provided from operating activities                                                     3,583           10,498
                                                                                         -------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                       (4,250)          (4,628)
Other                                                                                            (703)          (2,318)
                                                                                         -------------     ------------
Net cash used for investing activities                                                         (4,953)          (6,946)
                                                                                         -------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Other long-term debt                                                                      30,000                -
Retirements--
     First mortgage bonds                                                                      (1,100)               -
     Other long-term debt                                                                        (167)            (185)
Notes payable, net                                                                              3,000             (800)
Payment of preferred stock dividends                                                             (581)            (581)
Payment of common stock dividends                                                              (5,800)          (5,100)
Miscellaneous                                                                                    (703)              24
                                                                                         -------------     ------------
Net cash provided from (used for) financing activities                                         24,649           (6,642)
                                                                                         -------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        23,279           (3,090)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                6,144            5,214
                                                                                         -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     29,423      $     2,124
                                                                                         =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                $      3,332      $     3,657
     Income taxes                                                                                 984                -





         The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                           52





                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                                     ASSETS

                                                                                   At March 31,
                                                                                      1998             At December 31,
                                                                                  (Unaudited)             1997
                                                                                  -------------       --------------
UTILITY PLANT:
Plant in service, at original cost                                                $    762,111        $   760,694
Less accumulated provision for depreciation                                            326,793            321,509
                                                                                  -------------       ------------
                                                                                       435,318            439,185
Construction work in progress                                                           10,326              7,709
                                                                                  -------------       ------------
Total                                                                                  445,644            446,894
                                                                                  -------------       ------------

OTHER PROPERTY AND INVESTMENTS:                                                          1,782              1,783
                                                                                  -------------       ------------

CURRENT ASSETS:
Cash and cash equivalents                                                               29,423              6,144
Special deposits                                                                             -                 94
Receivables--
     Customer accounts receivable                                                       18,427             21,148
     Other accounts and notes receivable                                                   704                720
     Affiliated companies                                                                  735              1,128
     Accumulated provision for uncollectible accounts                                     (386)              (354)
     Fuel cost under recovery                                                            6,033              7,694
Fossil fuel stock, at average cost                                                       7,140              5,205
Materials and supplies, at average cost                                                  6,823              6,980
Prepayments                                                                              5,718              5,922
                                                                                  -------------       ------------
Total                                                                                   74,617             54,681
                                                                                  -------------       ------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                                17,232             17,267
Debt issue expense, being amortized                                                      2,937              2,255
Premium on reacquired debt, being amortized                                              6,955              7,121
Prepaid pension costs                                                                    4,396              3,424
Cash surrender value of life insurance for deferred compensation plans                  12,130             12,130
Miscellaneous                                                                            2,062              1,797
                                                                                  -------------       ------------
Total                                                                                   45,712             43,994
                                                                                  -------------       ------------

TOTAL ASSETS                                                                      $    567,755         $  547,352
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

                                                        53

                      SAVANNAH ELECTRIC AND POWER COMPANY
                            CONDENSED BALANCE SHEETS
                        (Stated in Thousands of Dollars)

                         CAPITALIZATION AND LIABILITIES

                                                                                    At March 31,
                                                                                       1998              At December 31,
                                                                                    (Unaudited)             1997
                                                                                    ------------       --------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $5 per share)--
     authorized 16,000,000 shares; outstanding 10,844,635 shares                    $    54,223        $     54,223
Paid-in capital                                                                           8,688               8,688
Retained earnings                                                                       109,346             112,720
                                                                                    ------------       -------------
                                                                                        172,257             175,631
Preferred stock                                                                          35,000              35,000
Long-term debt                                                                          143,778             142,846
                                                                                    ------------       -------------
Total                                                                                   351,035             353,477
                                                                                    ------------       -------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                       49,565              21,764
Notes payable                                                                             3,000                   -
Accounts payable--
     Affiliated companies                                                                 5,228               6,025
     Other                                                                                5,018               7,862
Customer deposits                                                                         5,557               5,541
Taxes accrued--
     Federal and state income                                                                 -                 534
     Other                                                                                2,182               2,791
Interest accrued                                                                          4,424               4,963
Vacation pay accrued                                                                      1,921               1,893
Miscellaneous                                                                             5,256               9,031
                                                                                    ------------       -------------
Total                                                                                    82,151              60,404
                                                                                    ------------       -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                        81,444              80,697
Accumulated deferred investment tax credits                                              12,441              12,607
Deferred credits related to income taxes                                                 21,439              21,469
Deferred compensation plans                                                               9,371               9,272
Postretirement benefits                                                                   6,296               6,011
Miscellaneous                                                                             3,578               3,415
                                                                                    ------------       -------------
Total                                                                                   134,569             133,471
                                                                                    ------------       -------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   567,755        $    547,352
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



                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    FIRST QUARTER 1998 vs. FIRST QUARTER 1997


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the first quarter 1998 was $2.4 million as compared to $2.5 million for the corresponding period of 1997.

     Significant income statement items appropriate for discussion include the following:

                                                                         Increase (Decrease)
                                                                --------------------------------------
                                                                   (in thousands)         %
            Revenues..........................................       $5,322               12.4
            Fuel expense......................................        2,291               65.1
            Purchased power from non-affiliates...............          808              199.5
            Purchased power from affiliates...................          882                9.5
            Maintenance expense...............................          636               20.9


     Revenues. Excluding fuel revenues, which represent the pass-through of fuel expenses and do not affect income, revenues increased $1.4 million for the quarter when compared to the same period of 1997. Revenues for the quarter were up $5.3 million due to a 6.1% increase in retail energy sales. Energy sales to residential, commercial and industrial customers increased by 4.6%, 3.7% and 11.3%, respectively, due to an increase in customers and high usage by a large industrial customer.

     Fuel expenses. The increase for the quarter is due to increased generation as a result of higher demand for energy.

     Purchased power from non-affiliates. The increase in purchased power from non-affiliates can primarily be attributed to an increase in energy purchases related to increased power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Purchased power from affiliates. Purchases of energy within the Southern electric system will vary from period to period depending on demand and the availability and cost of generating resources at each company. In addition, the first quarter of 1997 reflected an adjustment in affiliated billings. These transactions do not have a significant impact on earnings.

     Maintenance expense. The increase for the current quarter when compared to the same period in 1997 is due to expenses associated with the Plant Kraft Unit 3 scheduled turbine outage.

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

     In March 1998, The American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of costs of internal-use software. Adoption of the SOP is not expected to have a material impact on the financial statements.

     Reference is made to Notes (B) and (Q) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first three months of 1998 included the addition of approximately $4.3 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

In March 1998, SAVANNAH issued $30.0 million of Series A 6 5/8% senior retail intermediate bonds due March 17, 2015. The proceeds of the sales were used by SAVANNAH to redeem in April 1998 the $28.9 million outstanding principal amount of its 8.30% Series First Mortgage Bonds due July 1, 2022.

     SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     To meet short-term cash needs and contingencies, SAVANNAH had at March 31, 1998, approximately $29.4 million of cash and cash equivalents and approximately $37.5 million of unused credit arrangements with banks. At March 31, 1998, SAVANNAH had $3.0 million outstanding of notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant                                 Applicable Notes

                  SOUTHERN                                   A, B, C, D, E, F, G, H, I, K, L, M, N, O, P, R

                  ALABAMA                                    A, B, C, F, G, H, K, L

                  GEORGIA                                    A, B, C, F, H, M, N, O, P

                  GULF                                       A, B, F, G, J

                  MISSISSIPPI                                A, B, F, G

                  SAVANNAH                                   A, B, Q



                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments (which included only normal recurring adjustments) necessary to present fairly the results for the periods ended March 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in each registrant's latest annual report on Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation.

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

(D) SOUTHERN engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS "Derivative Financial Instruments" and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions that are employed to mitigate SOUTHERN's risk related to interest rate and foreign currency fluctuations. At March 31, 1998, the status of outstanding non-trading related derivative contracts was as follows:



                                                  Year of
                                                Maturity or            Notional              Unrealized
                      Type                     Termination              Amount              Gain (Loss)
                                                                                (in thousands)
        Interest rate swaps                        2002-2012           $775,970             $(43,063)
                                                   2001-2012     (pound)600,000             $(65,292)
                                                   2002-2007          DM691,000             $(11,002)

        Cross currency swaps                       2001-2007     (pound)416,300             $(5,310)
        Cross currency swaption                         2003          DM570,000             $7,097
         (pound) - Denotes British pounds sterling.
         DM - Denotes Deutschemark.

      Effective in January 1998, Southern Energy and Vastar Resources, Inc. combined their energy trading and marketing activites to form a joint venture. Southern Energy's investment in the joint venture is accounted for under the equity method of accounting. SOUTHERN has made guarantees to certain counterparties regarding performance of contractual commitments by the joint venture. At March 31, 1998, total guarantees were approximately $125 million.

(E) Effective December 31, 1997, SOUTHERN adopted FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information. SOUTHERN's principal business segment -- or its traditional core business -- is the five regulated electric utility operating companies that provide electric service in four southeastern states. The other reportable business segment is non-traditional energy services provided by Southern Energy, which develops and manages electricity and other energy-related projects both in the United States and abroad. In 1997, non-traditional domestic services included revenues related to energy trading and marketing. As discussed in Note (D) above, effective January 1998, that business is accounted for under the equity method and its revenues are not reflected below for 1998. Intersegment revenues are not material. Financial data for business segments for the periods covered in the Form 10-Q are as follows:



                                              Regulated
                                              Domestic                                     All
                                              Electric        Non-Traditional Services     Other     Reconciling
                                              Utilities  International  Domestic  Total    (Note)    Eliminations  Consolidated

                                              ------------ -------------------------------- --------- ------------- ---------------
         Three Months Ended March 31, 1998:                                 (in millions)
           Operating revenues                  $ 1,954      $  475     $  33      $  508      $ 54        $   (2)       $  2,514
           Segment net income (loss)               190          57         6          63        (3)           (8)            242
         Total assets at 3/31/98                24,478       9,582     1,437      11,019     1,256        (1,730)         35,023
         ------------------------------------ ------------ ---------- ---------- ---------- --------- ------------- ---------------

         Three Months Ended March 31, 1997:
           Operating revenues                  $ 1,907      $  475      $ 190    $  665      $  14        $  (2)         $ 2,584
           Segment net income (loss)               188          21          1        22        (23)           -              187
         Total assets at 12/31/97               24,555       9,225      1,832    11,057      1,223        (1,565)         35,270
         ------------------------------------ ------------ ----------- -------- ---------- --------- -------------- ---------------



      (Note) The all other category includes parent SOUTHERN, which does not allocate operating expenses to business segments. Also, this category includes segments below the quantitative threshold for separate disclosure. These segments include a wireless communication company and a developmental company for energy products and services. Non-traditional services exclude interest expense to parent SOUTHERN.

(F) Reference is made to Notes 3 and 7 to each of the registrant's financial statements, except SAVANNAH's, in Item 8 of the Form 10-K for a discussion of the proceedings initiated by the FERC regarding the reasonableness of the return on common equity on certain of the Southern electric system's wholesale rate schedules and contracts and a discussion of the long-term sales agreements. On April 3, 1998, three customers under the long-term power sales agreements filed a complaint with the FERC seeking (a) to lower the equity return component in such agreements from the existing return rate of 13.75% and (b) to unbundle the transmission component of such agreements and instead take transmission services under SOUTHERN's open access transmission tariff presently pending before the FERC. The common equity return under these agreements is also subject to the ultimate outcome of the pending FERC proceeding commenced in May 1991 and discussed in Note 3. The final outcome of this matter cannot now be determined.

(G) Certain of the registrants and other SOUTHERN subsidiaries have instituted work force reduction programs. The expenses recognized under these programs and the unamortized balance of expenses deferred under regulatory orders were as follows: (in thousands)

                                 Three Months Ended             Unamortized Balance
                                        March 31,                  at March 31, 1998
                                 -----------------------        --------------------
                                 1998              1997
                                 ----              ----

      ALABAMA                     $5,976          $8,598                     $14,868
      GULF                         2,512           1,151                           -
      MISSISSIPPI                     32              53                      18,236
      Other                          (41)            543                           -
                                  ------         --------                   --------
      SOUTHERN
         system                   $8,479         $10,345                     $33,104
                                  ======         =======                     =======

(H) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA and GEORGIA in Item 8 of the Form 10-K for information relating to a settlement agreement entered into between SOUTHERN and the Internal Revenue Service on certain tax issues for the years 1984 through 1987.

(I) CEPA has been included in the consolidated financial statements since January 29, 1997. The following unaudited pro forma results of operations for the three months ended March 31, 1997 have been prepared assuming the acquisition of CEPA was effective January 1, 1997. The pro forma results assume acquisition financing of $716 million of short-term borrowings, $792 million of long-term notes and $600 million of capital securities. SOUTHERN's assumed effective composite interest rate on these obligations for each period was 6.82%.

         These unaudited pro forma results are not necessarily indicative of the actual results that would have been realized had the acquisition occurred on the indicated date, nor are they necessarily indicative of future results. Pro forma operating results are for information purposes only and are as follows:



                                                        As Reported and Pro Forma Information (Unaudited)
                                                          (Stated in Thousands of Dollars, except per share)

                                                            For the Three Months Ended March 31, 1997
                                                               As Reported                    Pro Forma
      Operating revenues                                         $2,584,414                     $2,605,071
      Consolidated Net Income                                       187,013                        189,306
      Earnings Per Share of Common Stock                              $0.28                          $0.28


(J) During the first quarter of 1998, a statutory business trust, of which GULF owns all the common securities, issued mandatorily redeemable preferred securities as follows: (in thousands)

                                                                                                     Maturity Date
           Company                         Date of Issue       Amount        Rate        Notes          of Notes

           GULF                                 1/20/98         $45,000      7.00%        $46,392       12/31/2037

      Substantially all the assets of the trust are junior subordinated notes issued by GULF in the approximate principal amount set forth above. GULF considers that the mechanisms and obligations relating to the preferred securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the trust's payment obligations with respect to the preferred securities.


(K) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to retail rate adjustment procedures.

(L) In 1996, legal actions against ALABAMA were filed in several counties in Alabama charging ALABAMA with fraud and non-compliance with regulatory statutes relating to the offer, sale and financing of "extended service contracts" in connection with the sale of electric appliances. See Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for additional information.

(M) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning a three-year accounting order approved by the Georgia PSC effective January 1, 1996. Under the order, earnings in excess of a 12.5% retail return on common equity are to be used to accelerate the amortization of regulatory assets or depreciation of electric plant. Accordingly, for earnings in excess of the 12.5% return, GEORGIA recorded charges of $32.0 million and $19.8 million for the three months ended March 31, 1998 and 1997, respectively (presented in the accompanying financial statements as depreciation expense of electric plant and as an addition to the reserve for depreciation).

(N) Reference is made to Note 1 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information relating to Plant Vogtle phase-in plans resulting from orders of the Georgia PSC. These Georgia PSC orders provide for the recovery of deferred costs within 10 years. The unamortized balance of these deferred costs at March 31, 1998, was $42.6 million.

(O) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning the recovery by GEORGIA of its costs associated with the Rocky Mountain pumped storage hydroelectric plant. On January 14, 1998, the Georgia PSC ordered that GEORGIA be allowed approximately $108 million of its $143 million investment in the plant in rate base as of December 31, 1998. GEORGIA has appealed the Georgia PSC's order to the Superior Court of Fulton County, Georgia. If such order is ultimately upheld, GEORGIA will be required to record a charge to earnings currently estimated at approximately $27 million, after taxes. The final outcome of this matter cannot now be determined. Accordingly, no provision related to the Georgia PSC's disallowance has been recorded.

(P) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(Q)   Reference is made to Note 3 to the financial statements of SAVANNAH in
      Item 8 of the Form 10-K for information relating to certain regulatory matters.

(R) Mobile Energy (a wholly-owned SOUTHERN subsidiary) received notice in May 1998 from a major customer of the customer's intention to close its pulp mill in Mobile, Alabama, for which Mobile Energy provides electricity, steam and other services. The closure of the mill will be effective September 1, 1999. The mill provided approximately 50% of Mobile Energy's operating revenues for the quarter ended March 31, 1998 and for the year ended December 31, 1997. Mobile Energy is evaluating the announced closure of the mill to determine its options and the potential impact on its business. In the event that a sufficient alternative revenue source is not obtained, the mill closure will have a material adverse effect on Mobile Energy's revenues, and, thereafter, it will not have sufficient cash flows to pay principal and interest on its senior debt, including $238 million of first mortgage bonds and $85 million related to tax-exempt bonds. There can be no assurance that any available alternative will permit Mobile Energy to pay its debt service. At March 31, 1998, Mobile Energy had total assets of $388 million and equity of $16 million. The ultimate outcome of this situation cannot now be determined.

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
                                          (Designated in the Form 10-K for the
                                          year ended December 31, 1997, File
                                          Nos. 1-3526, 1-3164, 1-6468, 0-2429,
                                          0-6849 and 1-5072 as Exhibits 24(a),
                                          24(b), 24(c), 24(d), 24(e) and 24(f),
                                          respectively, and incorporated herein
                                          by reference.)

                        Exhibits 27   -   Financial Data Schedules
                                          (a)    SOUTHERN
                                          (b)    ALABAMA
                                          (c)    GEORGIA
                                          (d)    GULF
                                          (e)    MISSISSIPPI
                                          (f)    SAVANNAH

                 (b)    Reports on Form 8-K.

                        GULF filed a Current Report on Form 8-K dated January 13, 1998:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

                        GEORGIA filed a Current Report on Form 8-K dated January 21, 1998:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

                        SOUTHERN, ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH each filed a Current Report on Form 8-K dated February 11, 1998:
                              Item reported:                Item 7
                              Financial statements filed:   Each registrant's
                                                            audited financial
                                                            statements for the
                                                            year ended
                                                            December 31, 1997.

Item 6.          Exhibits and Reports on Form 8-K.

                        ALABAMA filed a Current Report on Form 8-K dated February 20, 1998:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

                        SAVANNAH filed a Current Report on Form 8-K dated March 9, 1998:
                              Items reported:                 Item 5
                                                              Item 7
                              Financial statements filed:     None

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

                               Date: May 15, 1998

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

          ALABAMA POWER COMPANY

     By   Elmer B. Harris
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   William B. Hutchins, III
          Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                               Date: May 15, 1998

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

          GEORGIA POWER COMPANY

     By   H. Allen Franklin
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Warren Y. Jobe
          Executive Vice President, and Chief Financial Officer
          (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                               Date: May 15, 1998

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


                               Date: May 15, 1998

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


                               Date: May 15, 1998

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

          SAVANNAH ELECTRIC AND POWER COMPANY

     By   G. Edison Holland,  Jr.
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   Kirby R. Willis
          Vice President, Treasurer and Chief Financial Officer
          (Principal Financial and Accounting Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)

                               Date: May 15, 1998