Form 10-Q
period 1998-06-30
SOUTHERN CO; ALABAMA POWER CO; GEORGIA POWER CO; GULF POWER CO; MISSISSIPPI POWER CO; SAVANNAH ELECTRIC & POWER CO
filed 1998-08-13
CIK 92122, 3153, 41091, 44545, 66904, 86940

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           -------------------------
                                   FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 1998
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____

      Commission                    Registrant, State of Incorporation,                   I.R.S. Employer
      File Number                   Address and Telephone Number                          Identification No.

         1-3526                     The Southern Company                                      58-0690070
                                    (A Delaware Corporation)
                                    270 Peachtree Street, N.W.
                                    Atlanta, Georgia 30303
                                    (404) 506-5000

         1-3164                     Alabama Power Company                                     63-0004250
                                    (An Alabama Corporation)
                                    600 North 18th Street
                                    Birmingham, Alabama 35291
                                    (205) 257-1000

         1-6468                     Georgia Power Company                                     58-0257110
                                    (A Georgia Corporation)
                                    241 Ralph McGill Boulevard, N.E.
                                    Atlanta, Georgia 30308
                                    (404) 506-6526

         0-2429                     Gulf Power Company                                        59-0276810
                                    (A Maine Corporation)
                                    One Energy Place
                                    Pensacola, Florida 32520-0102
                                    (850) 444-6111

         0-6849                     Mississippi Power Company                                 64-0205820
                                    (A Mississippi Corporation)
                                    2992 West Beach
                                    Gulfport, Mississippi 39501
                                    (228) 864-1211

         1-5072                     Savannah Electric and Power Company                       58-0418070
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

                                                            Description of                               Shares Outstanding
Registrant                                                  Common Stock                                 at July 31, 1998

The Southern Company                                     Par Value $5 Per Share                         697,798,995
Alabama Power Company                                    Par Value $40 Per Share                          5,608,955
Georgia Power Company                                    No Par Value                                     7,761,500
Gulf Power Company                                       No Par Value                                       992,717
Mississippi Power Company                                Without Par Value                                1,121,000
Savannah Electric and Power Company                      Par Value $5 Per Share                          10,844,635

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





                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  June 30, 1998
                                                                                                                              Page
                                                                                                                             Number
DEFINITIONS........................................................................................................            4
                                                   PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition
             The Southern Company and Subsidiary Companies
                Condensed Consolidated Statements of Income........................................................            6
                Condensed Consolidated Statements of Cash Flows....................................................            7
                Condensed Consolidated Balance Sheets..............................................................            8
                Consolidated Statements of Comprehensive Income....................................................           10
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           11
             Alabama Power Company
                Condensed Statements of Income.....................................................................           17
                Condensed Statements of Cash Flows.................................................................           18
                Condensed Balance Sheets...........................................................................           19
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           21
                Exhibit 1 - Report of Independent Public Accountants...............................................           25
             Georgia Power Company
                Condensed Statements of Income.....................................................................           27
                Condensed Statements of Cash Flows.................................................................           28
                Condensed Balance Sheets...........................................................................           29
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           31
                Exhibit 1 - Report of Independent Public Accountants...............................................           36
             Gulf Power Company
                Condensed Statements of Income.....................................................................           38
                Condensed Statements of Cash Flows.................................................................           39
                Condensed Balance Sheets...........................................................................           40
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           42
             Mississippi Power Company
                Condensed Statements of Income.....................................................................           47
                Condensed Statements of Cash Flows.................................................................           48
                Condensed Balance Sheets...........................................................................           49
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           51
             Savannah Electric and Power Company
                Condensed Statements of Income.....................................................................           56
                Condensed Statements of Cash Flows.................................................................           57
                Condensed Balance Sheets...........................................................................           58
                Management's Discussion and Analysis of Results of Operations and Financial Condition..............           60
             Notes to the Condensed Financial Statements...........................................................           63
Item 3.      Quantitative and Qualitative Disclosures about Market Risk............................................           64
                                                    PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................           69
Item 2.  Changes in Securities..................................................................................... Inapplicable
Item 3.  Defaults Upon Senior Securities........................................................................... Inapplicable
Item 4.  Submission of Matters to a Vote of Security Holders.......................................................           69
Item 5.  Other Information......................................................................................... Inapplicable
Item 6.  Exhibits and Reports on Form 8-K..........................................................................           71
         Signatures ...............................................................................................           73

                                       3



                                                            DEFINITIONS
TERM                                             MEANING
affiliates..................................     ALABAMA, GEORGIA, GULF, MISSISSIPPI and SAVANNAH
ALABAMA.....................................     Alabama Power Company
BEWAG.......................................     Berliner Kraft und Licht AG
CEPA........................................     Consolidated Electric Power Asia Limited
Clean Air Act...............................     Clean Air Act Amendments of 1990
ECO Plan....................................     Environmental Compliance Overview Plan
Energy Act..................................     Energy Policy Act of 1992
EWG.........................................     Exempt wholesale generator
FASB........................................     Financial Accounting Standards Board
FERC........................................     Federal Energy Regulatory Commission
Form 10-K...................................     Combined Annual Report on Form 10-K of SOUTHERN, ALABAMA,
                                                 GEORGIA, GULF, MISSISSIPPI and SAVANNAH for the year ended
                                                 December 31, 1997
FUCO........................................     Foreign utility company
GEORGIA.....................................     Georgia Power Company
GULF........................................     Gulf Power Company
MISSISSIPPI.................................     Mississippi Power Company
Mobile Energy...............................     Mobile Energy Services Company, L.L.C. and Mobile Energy Services
                                                 Holdings, Inc.
OPC.........................................     Oglethorpe Power Corporation
operating affiliates........................     see affiliates
operating companies.........................     see affiliates
PEP.........................................     Performance Evaluation Plan
PSC.........................................     Public Service Commission
SAVANNAH....................................     Savannah Electric and Power Company
SEC.........................................     Securities and Exchange Commission
SOUTHERN....................................     The Southern Company
Southern Energy.............................     Southern Energy, Inc. (formerly SEI Holdings, Inc.),
                                                 including SOUTHERN subsidiaries managed or controlled by Southern
                                                 Energy
SWEB........................................     South Western Electricity plc (United Kingdom)
TVA.........................................     Tennessee Valley Authority

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

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                        (Stated in Thousands of Dollars)

                                                                     For the Three Months               For the Six Months
                                                                       Ended June 30,                      Ended June 30,
                                                                 ---------------------                 ------------------
                                                                    1998              1997             1998              1997
                                                                    ----              ----             ----              ----

OPERATING REVENUES                                             $   2,913,381     $   2,717,195    $   5,427,096     $   5,301,609
                                                               --------------    --------------   --------------    --------------
OPERATING EXPENSES:
Operation--
     Fuel                                                            616,504           517,251        1,090,832         1,003,006
     Purchased power                                                 302,978           483,176          610,977           941,417
     Other (Note G)                                                  533,114           458,188          994,834           883,535
Maintenance                                                          234,681           211,553          434,669           402,845
Depreciation and amortization                                        426,415           286,907          750,714           579,031
Amortization of deferred Plant Vogtle costs (Note M)                   7,786            37,584           15,572            75,211
Taxes other than income taxes                                        143,159           139,273          290,491           290,967
Income taxes                                                         158,070           153,706          300,183           299,888
                                                               --------------    --------------   --------------    --------------
Total operating expenses                                           2,422,707         2,287,638        4,488,272         4,475,900
                                                               --------------    --------------   --------------    --------------
OPERATING INCOME                                                     490,674           429,557          938,824           825,709
OTHER INCOME:
Equity in earnings of unconsolidated subsidiaries                     10,640             8,052           45,136            11,361
Interest income                                                      113,508            20,139          151,413            48,223
Other, net                                                           (11,409)           11,169          (15,904)           22,861
Income taxes applicable to other income                               (6,102)            8,609            7,112            13,048
                                                               --------------    --------------   --------------    --------------
INCOME BEFORE INTEREST CHARGES                                       597,311           477,526        1,126,581           921,202
                                                               --------------    --------------   --------------    --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                           178,472           165,145          352,749           317,345
Interest on notes payable                                             32,534            26,109           61,436            55,428
Amortization of debt discount, premium and expense, net               33,515             8,835           40,472            16,355
Other interest charges, net                                           26,900             6,757           46,008            20,284
Minority interests in subsidiaries                                    13,123            12,823           29,710            28,342
Distributions on capital and preferred
     securities of subsidiary companies                               35,569            28,870           70,666            50,393
Preferred dividends of subsidiary companies                            6,425            14,192           13,065            31,247
                                                               --------------    --------------   --------------    --------------
Interest charges and other, net                                      326,538           262,731          614,106           519,394
                                                               --------------    --------------   --------------    --------------

CONSOLIDATED NET INCOME                                        $     270,773     $     214,795    $     512,475     $     401,808
                                                               ==============    ==============   ==============    ==============


AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING (Thousands)                            697,659           682,786          696,355           680,806

BASIC AND DILUTED EARNINGS
     PER SHARE OF COMMON STOCK                                         $0.39             $0.31            $0.74             $0.59

CASH DIVIDENDS PAID PER SHARE
     OF COMMON STOCK                                                  $0.335            $0.325           $0.67             $0.65




              The accompanying notes as they relate to SOUTHERN are an integral part of these condensed statements.

                                      THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (Stated in Thousands of Dollars)
                                                                                              For the Six Months
                                                                                                   Ended June 30,
                                                                                          1998                 1997
OPERATING ACTIVITIES:
Consolidated net income                                                             $       512,475      $       401,808
Adjustments to reconcile net income to net cash provided by
     operating activities--
         Depreciation and amortization                                                      880,545              683,854
         Deferred income taxes and investment tax credits                                   (25,900)              (3,335)
         Allowance for equity funds used during construction                                 (1,118)              (1,623)
         Amortization of deferred Plant Vogtle costs (Note M)                                15,572               75,211
         Gain on asset sales                                                                (32,168)             (15,879)
         Other, net                                                                           6,324               (4,324)
         Changes in certain current assets and liabilities--
            Receivables, net                                                               (147,655)            (135,736)
            Special deposits-other                                                            2,897               48,622
            Fossil fuel stock                                                               (57,242)             (57,825)
            Materials and supplies                                                            6,481               14,766
            Prepayments                                                                     (49,494)             (42,053)
            Payables                                                                       (214,387)              (4,102)
            Taxes Accrued                                                                   165,187               79,212
            Other                                                                            35,139              113,623
                                                                                    ----------------     ----------------
Net cash provided from operating activities                                               1,096,656            1,152,219
                                                                                    ----------------     ----------------
INVESTING ACTIVITIES:
Gross property additions                                                                   (957,924)            (789,528)
Southern Energy business acquisitions                                                      (199,526)          (1,854,064)
Sale of additional interest in SWEB                                                         170,000                    -
Sales of property                                                                            16,577               15,392
Other                                                                                       (21,407)             (28,128)
                                                                                    ----------------     ----------------
Net cash used for investing activities                                                     (992,280)          (2,656,328)
                                                                                    ----------------     ----------------
FINANCING ACTIVITIES:
Proceeds--
     Common stock                                                                           111,872              167,945
     Capital and preferred securities                                                       245,000            1,321,250
     Pollution control obligations                                                          210,300              103,870
     Other long-term debt                                                                 1,073,532            1,009,865
     Notes Receivable                                                                       182,792                    -
Retirements--
     Preferred stock                                                                        (40,771)            (269,683)
     First mortgage bonds                                                                  (502,795)             (83,574)
     Pollution control obligations                                                         (102,990)             (13,870)
     Other long-term debt                                                                  (173,989)            (314,403)
     Notes Receivable                                                                       (79,000)                   -
Special deposits-redemption funds                                                           (90,707)            (134,307)
Notes payable, net                                                                         (323,463)             155,064
Payment of common stock dividends                                                          (466,072)            (441,738)
Miscellaneous                                                                               (61,808)             (58,347)
                                                                                    ----------------     ----------------
Net cash provided from (used for) financing activities                                      (18,099)           1,442,072
                                                                                    ----------------     ----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      86,277              (62,037)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            600,820              444,832
                                                                                    ----------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $       687,097      $       382,795
                                                                                    ================     ================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                  $503,311             $373,619
     Income taxes                                                                          $238,014             $270,350
Southern Energy business acquisitions--
     Fair value of assets acquired                                                         $199,526           $3,650,064
     Less cash paid for common stock                                                        199,526            1,854,064
                                                                                      --------------       --------------
         Liabilities assumed                                                                      -           $1,796,000
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

                                    THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                                        ASSETS

                                                                                  At June 30,
                                                                                      1998               At December 31,
                                                                                  (Unaudited)                1997
                                                                                 -----------------     ------------------
UTILITY PLANT:
Plant in service                                                                 $   34,586,789        $    34,044,182
Less accumulated provision for depreciation                                          12,636,395             11,933,718
                                                                                 ---------------       ----------------
                                                                                     21,950,394             22,110,464
Nuclear fuel, at amortized cost                                                         221,870                230,154
Construction work in progress                                                         1,571,091              1,311,540
                                                                                 ---------------       ----------------
Total                                                                                23,743,355             23,652,158
                                                                                 ---------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Goodwill, being amortized                                                             1,889,568              1,887,574
Leasehold interests, being amortized                                                  1,340,474              1,388,928
Equity investments in subsidiaries                                                    1,416,628              1,167,739
Long-term notes receivable                                                              454,157                460,448
Nuclear decommissioning trusts, at market                                               470,678                387,425
Miscellaneous                                                                           213,884                281,488
                                                                                 ---------------       ----------------
Total                                                                                 5,785,389              5,573,602
                                                                                 ---------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                               687,097                600,820
Special deposits                                                                        190,018                103,462
Receivables, less accumulated provisions for uncollectible accounts
     of $80,705 at June 30, 1998 and $77,056 at December 31, 1997                     1,999,634              2,014,117
Fossil fuel stock, at average cost                                                      274,493                217,251
Materials and supplies, at average cost                                                 486,035                492,516
Prepayments                                                                             137,534                 98,398
Vacation pay deferred                                                                    78,811                 78,866
                                                                                 ---------------       ----------------
Total                                                                                 3,853,622              3,605,430
                                                                                 ---------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                              1,101,024              1,142,045
Prepaid pension costs                                                                   447,172                398,736
Deferred Plant Vogtle costs (Note M)                                                     34,840                 50,412
Debt expense, being amortized                                                           105,314                101,068
Premium on reacquired debt, being amortized                                             264,638                285,149
Miscellaneous                                                                           419,600                461,910
                                                                                 ---------------       ----------------
Total                                                                                 2,372,588              2,439,320
                                                                                 ---------------       ----------------

TOTAL ASSETS                                                                     $   35,754,954        $    35,270,510
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

                                 THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Stated in Thousands of Dollars)

                                        CAPITALIZATION AND LIABILITIES

                                                                           At June 30,
                                                                              1998                At December 31,
                                                                           (Unaudited)                1997
                                                                         ----------------       ------------------
CAPITALIZATION:
Common stock, par value $5 per share-
     Authorized -- 1 billion shares
     Outstanding -- June 30, 1998: 697,797,503 shares
                          -- December 31, 1997:  693,423,039 shares      $     3,488,988        $     3,467,115
Paid-in capital                                                                2,418,469              2,330,538
Retained earnings                                                              3,886,150              3,842,135
Accumulated other comprehensive income                                             9,125                  7,176
                                                                         ----------------       ----------------
                                                                               9,802,732              9,646,964
Preferred stock of subsidiaries                                                  443,914                493,346
Subsidiary obligated mandatorily redeemable
     capital and preferred securities (Note I)                                 1,989,675              1,743,520
Long-term debt                                                                10,929,606             10,273,606
                                                                         ----------------       ----------------
Total                                                                         23,165,927             22,157,436
                                                                         ----------------       ----------------

CURRENT LIABILITIES:
Preferred stock of subsidiaries due within one year                                8,661                      -
Amount of securities due within one year                                         558,385                783,805
Notes payable                                                                  1,838,940              2,064,249
Accounts payable                                                                 773,779              1,048,266
Customer deposits                                                                125,198                133,018
Taxes accrued--
     Income taxes                                                                275,726                119,782
     Other                                                                       267,612                259,297
Interest accrued                                                                 262,609                261,668
Vacation pay accrued                                                             110,270                108,207
Miscellaneous                                                                    546,950                608,761
                                                                         ----------------       ----------------
Total                                                                          4,768,130              5,387,053
                                                                         ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                              4,566,896              4,649,826
Deferred credits related to income taxes                                         741,543                745,674
Accumulated deferred investment tax credits                                      738,758                753,861
Employee benefits provisions                                                     467,404                447,188
Minority interests in subsidiaries                                               588,462                434,987
Prepaid capacity revenues                                                        103,252                109,982
Department of Energy assessments                                                  72,193                 72,193
Disallowed Plant Vogtle capacity buyback costs                                    55,175                 55,856
Storm damage reserves                                                             51,775                 38,407
Miscellaneous                                                                    435,439                418,047
                                                                         ----------------       ----------------
Total                                                                          7,820,897              7,726,021
                                                                         ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                     $    35,754,954        $    35,270,510
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

                                      THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             (Stated in Thousands of Dollars)



                                                                        For the Three Months            For the Six Months
                                                                           Ended June 30,                 Ended June 30,

                                                                    --------------- -------------- -------------- ---------------
                                                                         1998           1997           1998            1997
                                                                         ----           ----           ----            ----
Consolidated net income                                                  $270,773        $214,795       $512,475       $401,808
Other comprehensive income:
     Foreign currency translation adjustments                                (124)          6,524          2,998         (8,509)
     Less Applicable income taxes                                             (43)          2,283          1,049         (2,978)
                                                                     ------------     -----------    -----------    -----------
CONSOLIDATED COMPREHENSIVE INCOME                                        $270,692        $219,036       $514,424       $396,277
                                                                         ========        ========       ========       ========

------------------------------------------------------------------- --------------- -------------- -------------- ---------------





                                      THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                            CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME
                                             (Stated in Thousands of Dollars)



                                                                             At June 30, 1998        At December 31, 1997

Balance at beginning of period                                                      $7,176                  $13,689
Change in current period                                                             1,949                   (6,513)
                                                                                   -------                ---------
BALANCE AT END OF PERIOD                                                            $9,125                 $  7,176
                                                                                    ======                 ========

------------------------------------------------------------------------- ----------------------- ----------------------------


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                  SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                                       AND
                     YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997

RESULTS OF OPERATIONS

Earnings

     SOUTHERN's consolidated net income for the second quarter and year-to-date 1998 was $271 million ($0.39 per share) and $512 million ($0.74 per share), respectively, compared to $215 million ($0.31 per share) and $402 million ($0.59 per share) for the corresponding periods of 1997. Earnings for the second quarter and year-to-date 1998 improved due to strong performance from both the traditional and non-traditional businesses.

     SOUTHERN's traditional core business is primarily represented by its five domestic electric utility operating companies, which provide electric service in four Southeastern states. Another significant portion of SOUTHERN's business is its non-traditional business primarily represented by Southern Energy, which owns and manages international and domestic businesses for SOUTHERN. Businesses acquired by Southern Energy have been included in the consolidated statements of income since the date of acquisition. Certain changes in operating revenues and expenses from the prior period result from such acquisitions. Significant income statement items appropriate for discussion include the following:


                                                                         Increase (Decrease)
                                                     --------------------------------------------------------------
                                                             Second Quarter                  Year-To-Date
                                                     ------------------------------- ------------------------------
                                                       (in thousands)        %       (in thousands)          %
Operating revenues...............................        $196,186            7.2         $125,487            2.4
Fuel expense.....................................          99,253           19.2           87,826            8.8
Purchased power expense..........................        (180,198)         (37.3)        (330,440)         (35.1)
Other operation expense..........................          74,926           16.4          111,299           12.6
Depreciation and amortization ...................         139,508           48.6          171,683           29.7
Amortization of deferred Plant Vogtle costs......         (29,798)         (79.3)         (59,639)         (79.3)
Equity in earnings of unconsolidated subsidiaries
                                                            2,588           32.1           33,775          297.3
Interest income..................................          93,369          463.6          103,190          214.0
Other, net.......................................         (22,578)        (202.1)         (38,765)        (169.6)
Income taxes applicable to other income..........         (14,711)        (170.9)          (5,936)         (45.5)
Amortization of debt discount, premium,
   and expense, net..............................          24,680          279.3           24,117          147.5
Other interest charges, net......................          20,143          298.1           25,724         126.8


     Operating revenues. Operating revenues for the traditional core business for the second quarter and year-to-date 1998 increased $412 million or 20.4% and $459 million or 11.7%, respectively, compared to the corresponding periods of 1997. Traditional core business revenues increased for the second quarter and year-to-date 1998 primarily due to increases in energy sales of 16.2% and 10.4%, respectively. Sales of energy to residential, commercial and industrial customers rose by 32.5%, 13.8% and 6.3%, respectively, for the quarter and 19.9%, 8.3% and 4.8%, respectively, year-to-date due to hotter temperatures during these periods when compared to the milder-than-normal temperatures recorded in the corresponding periods in 1997. Retail revenues,

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

excluding fuel and any demand-side program revenues which generally do not affect income, increased $266 million for the second quarter and $303 million for year-to-date 1998. Operating revenues for non-traditional business were down by $216 million or 30.9% for the quarter and $334 million or 24.3% year-to-date when compared to the same periods in 1997 due primarily to a change to the equity method of reporting for Southern Energy's energy marketing activities. Prior to January 1998, these activities were accounted for on a consolidated basis. (See Note (D) in the "Notes to the Condensed Financial Statements" herein.)

     Fuel expense. The increases for the second quarter and year-to-date resulted from increased generation required to meet the higher demand for energy.

     Purchased power expense. For the second quarter and year-to-date 1998, purchased power expenses for the traditional core business rose by $63.4 million or 157.1% and $104.9 million or 145.2%, respectively. These expenses increased mainly due to the increased sale of energy to the different classes of retail customers. For non-traditional business, purchased power expenses dropped $244 million or 55.0% for the quarter and $435 million or 50.1% year-to-date when compared to the same periods in 1997. The primary reason for this decline is the change in reporting for Southern Energy's energy marketing activities, as mentioned above.

     Other operation expense. For the traditional business, these expenses were up $42.7 million or 11.9% for the quarter and $65.1 million or 9.5% year-to-date 1998 when compared to the same periods in 1997. The reasons for the increases include the additional costs incurred for a new customer service system, modifications of certain information systems for year 2000 compliance and property damage and other reserves. For the non-traditional business, these expenses were up $32.3 million or 32.3% for the quarter and $46.2 million or 23.6% year-to-date when compared to the corresponding periods in 1997 due primarily to additional costs related to continued growth in this business.

     Depreciation and amortization expense. Depreciation and amortization expense of the traditional core business for the quarter and year-to-date, increased compared to the corresponding periods in 1997. These increases are attributed primarily to additions to utility plant and to additional depreciation charges of $127.1 million for the quarter and $139.3 million year-to-date, pursuant to GEORGIA's retail accounting order as discussed in Note
(L) in the "Notes to the Condensed Financial Statements" herein.

     Amortization of deferred Plant Vogtle costs. These costs decreased for the quarter and year-to-date due to the completion in September 1997 of the amortization of levelized buybacks and Plant Vogtle Unit 1 cost deferrals under the 1987 Georgia PSC order. See Note (M) in the "Notes to the Condensed Financial Statements", herein for further details.

     Equity in earnings of unconsolidated subsidiaries. The increases in this item for the quarter and year-to-date 1998 are primarily attributed to BEWAG. Southern Energy acquired a 26% interest in this Berlin, Germany, integrated utility in September 1997.

     Interest income. The second quarter and year-to-date increases in interest income were primarily in the traditional business. These increases are attributed to the settlement between SOUTHERN and the IRS relating to tax issues for the years 1984 through 1987. For additional information, see Note (H) in the "Notes to the Condensed Financial Statements" herein.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Other, net. The second quarter and year-to-date 1998 decreases from the same periods in 1997 were primarily due to donations and contributions during the second quarter of 1998, and the recognition during the first quarter of 1997 of gains related to the sale of assets and construction activities.

     Income taxes applicable to other income. The increases for the quarter and year-to-date are primarily due to the taxes associated with additional interest income, as mentioned above.

     Amortization of debt discount, premium, and expense, net. Second quarter and year-to-date 1998 increases primarily result from ALABAMA's accelerated amortization of premiums incurred in connection with the refinancing of high-cost debt, in the amount of $25.0 million, as allowed by the Alabama PSC. See Note (J) in the "Notes to the Condensed Financial Statements" herein for further details.

     Other interest charges, net. These charges increased for the quarter and year-to-date due primarily to the recognition of interest related to tax issues and certain interest charges related to a nuclear decommissioning trust.

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

     SOUTHERN has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN in the Form 10-K.

     In May 1998, SOUTHERN through its subsidiary Southern Energy announced that it had agreed to purchase electric generating assets in New England from subsidiaries of Commonwealth Energy System and Eastern Utilities Associates for $537 million. Southern Energy will own and operate the plants which have a combined generating capacity of 1,260 megawatts, while Southern Company Energy Marketing, which markets electricity and natural gas nationwide, will sell the output to the divesting utilities and in the open market.

     In June 1998, SOUTHERN, through its subsidiary Southern Energy, sold an additional 26% interest in SWEB Holdings Limited, the holding company for SWEB, to PP&L Resources for $170 million.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of certain costs of internal-use software. Adoption of the SOP is not expected to have a material impact on the financial statements.

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. While SOUTHERN has not yet quantified the impact of adopting this statement on its financial statements, it could increase volatility in earnings and other comprehensive income.

     Reference is made to Notes (B), (C), (D), (E), (F), (G), (H), (J) through
(O) and (Q) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential. Reference is also made to Part II - Item 1 - "Legal Proceedings" herein.


FINANCIAL CONDITION

Overview

Major changes in SOUTHERN's financial condition during the first six months of 1998 included $958 million used for gross property additions to utility plant; $200 million used for Southern Energy acquisitions; and $187 million received from property sales. The funds for these additions, acquisitions and other capital requirements were from operations and sales of securities. See SOUTHERN's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first six months of 1998, retirements of the operating companies' first mortgage bonds and preferred stock totaled $503 million and $41 million, respectively. A subsidiary of GULF formed a statutory business trust which sold, during the first six months of 1998, $45 million of trust preferred securities. In June 1998, a subsidiary of SOUTHERN formed a statutory business trust which sold $200 million of trust originated preferred securities. See Note (I) in the "Notes to the Condensed Financial Statements" herein for further details. Also during the first six months of 1998, ALABAMA issued $200 million of 7% senior notes due December 31, 2047, and $190 million of 7% senior notes due March 31, 2048; GEORGIA issued $145 million of 6 7/8% senior notes due December 31, 2047; GULF issued $50 million of 6.70% senior notes due June 30, 2038; MISSISSIPPI issued $55 million of 6.75% senior notes due June 30, 2038 and $35 million of 6.05% senior notes due May 1, 2003; and SAVANNAH issued $30 million of 6 5/8% senior notes due March 17, 2015.

     During the first six months of 1998, SOUTHERN raised $112 million from the issuance of new common stock under SOUTHERN's various stock plans. The market price of SOUTHERN's common stock at June 30, 1998 was $27.6875 per share and the book value was $14.05 per share, representing a market-to-book ratio of 197%, compared to $25.875, $13.91 and 186%, respectively, at the end of 1997. The dividend for the second quarter of 1998 was $0.335 per share.

                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Capital Requirements

Reference is made to Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS of SOUTHERN under "Capital Requirements for Construction," "Environmental Matters" and "Other Capital Requirements" in the Form 10-K for a description of the Southern electric system's capital requirements for its construction program, environmental compliance efforts, sinking fund requirements and maturing debt. Approximately $567 million will be required by June 30, 1999, for present sinking fund requirements, redemption of preferred stock and redemptions and maturities of long-term debt. Also, the operating companies plan to continue, to the extent possible, a program to retire higher-cost debt and preferred stock and replace these securities with lower-cost capital.

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

     To meet short-term cash needs and contingencies, the SOUTHERN system had at June 30, 1998, approximately $687 million of cash and cash equivalents and approximately $4.8 billion of unused credit arrangements with banks (including $1,267 million of such arrangements under which borrowings may be made only to fund purchase obligations of the operating companies relating to variable rate pollution control bonds). At June 30, 1998, the system companies had outstanding approximately $745 million of short-term notes payable and $1,094 million of commercial paper. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

     See Note (D) in the "Notes to the Condensed Financial Statements" herein for discussion of financial derivative contracts entered into by SOUTHERN.

                              ALABAMA POWER COMPANY


                                                      ALABAMA POWER COMPANY
                                           CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                (Stated in Thousands of Dollars)

                                                                       For the Three Months             For the Six Months
                                                                         Ended June 30,                    Ended June 30,
                                                                       1998            1997            1998              1997

OPERATING REVENUES:
Revenues                                                          $    850,330    $    699,219    $   1,524,625     $   1,357,324
Revenues from affiliates                                                13,385          28,870           55,595            75,533
                                                                  -------------   -------------   --------------    --------------
Total operating revenues                                               863,715         728,089        1,580,220         1,432,857
                                                                  -------------   -------------   --------------    --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                              215,623         202,213          408,645           406,571
     Purchased power from non-affiliates                                25,150           4,770           42,685             8,144
     Purchased power from affiliates                                    43,617          25,451           62,249            45,509
     Other                                                             125,442         127,726          240,255           242,004
Maintenance                                                             86,803          77,547          150,336           146,497
Depreciation and amortization                                           86,141          79,630          172,380           165,282
Taxes other than income taxes                                           46,121          45,935           95,560            95,392
Federal and state income taxes                                          56,096          39,067           98,653            74,253
                                                                  -------------   -------------   --------------    --------------
Total operating expenses                                               684,993         602,339        1,270,763         1,183,652
                                                                  -------------   -------------   --------------    --------------
OPERATING INCOME                                                       178,722         125,750          309,457           249,205
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                        610               -              895                 -
Income from subsidiary                                                     758           1,005            1,840             1,985
Interest income                                                         24,828           4,657           38,498            15,747
Other, net                                                              (6,966)         (6,277)         (15,442)          (14,649)
Income taxes applicable to other income                                 (4,493)          1,094           (2,316)              386
                                                                  -------------   -------------   --------------    --------------
INCOME BEFORE INTEREST CHARGES                                         193,459         126,229          332,932           252,674
                                                                  -------------   -------------   --------------    --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                              47,713          41,845           92,431            83,228
Allowance for debt funds used during construction                         (900)         (1,434)          (1,552)           (2,380)
Interest on interim obligations                                          2,941           6,466            7,347            10,872
Amortization of debt discount, premium and expense, net                 27,457           2,402           29,881             4,798
Other interest charges                                                  12,615           3,259           26,235            13,963
Distributions on preferred securities of subsidiary companies            5,589           5,589           11,177            10,586
                                                                  -------------   -------------   --------------    --------------
Total Interest charges and other                                        95,415          58,127          165,519           121,067
                                                                  -------------   -------------   --------------    --------------
NET INCOME                                                              98,044          68,102          167,413           131,607
DIVIDENDS ON PREFERRED STOCK                                             3,293           4,965            6,622            10,663
                                                                  -------------   -------------   --------------    --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                 $     94,751    $     63,137    $     160,791      $    120,944
                                                                  =============   =============   ==============    ==============



              The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                               17


                                                 ALABAMA POWER COMPANY
                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                               For the Six Months
                                                                                                 Ended June 30,
                                                                                             1998               1997
OPERATING ACTIVITIES:
Net income                                                                                $   167,413      $     131,607
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                        226,381            194,622
         Deferred income taxes and investment tax credits, net                                 (5,789)             5,479
         Allowance for equity funds used during construction                                     (895)                 -
         Other, net                                                                            12,129            (39,035)
         Changes in certain current assets and liabilities--
            Receivables, net                                                                  (35,656)               428
            Inventories                                                                       (20,149)           (29,247)
            Prepayments                                                                       (19,814)           (32,322)
            Payables                                                                          (33,027)           (78,032)
            Taxes accrued                                                                      46,385             34,576
            Energy cost recovery, retail                                                      (17,097)             7,120
            Other                                                                             (28,146)           (18,666)
                                                                                         -------------       ------------
Net cash provided from operating activities                                                   291,735            176,530
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                     (301,276)          (193,632)
Other                                                                                         (37,307)           (18,024)
                                                                                          -------------       ------------
Net cash used for investing activities                                                       (338,583)          (211,656)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Capital contributions                                                                     30,000                  -
     Company obligated mandatorily redeemable preferred securities                                  -            200,000
     Pollution control bonds                                                                  106,790                  -
     Other long-term debt                                                                     390,000                  -
Retirements--
     Preferred stock                                                                                -           (112,000)
     First mortgage bonds                                                                    (198,500)           (19,801)
     Other long-term debt                                                                        (510)              (495)
Interim obligations, net                                                                       30,638            148,029
Special Deposits                                                                             (106,790)                 -
Payment of preferred stock dividends                                                           (6,705)           (11,749)
Payment of common stock dividends                                                            (180,900)          (165,700)
Miscellaneous                                                                                 (20,529)            (6,407)
                                                                                         -------------       ------------
Net cash provided from financing activities                                                    43,494             31,877
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        (3,354)            (3,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               23,957              9,587
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     20,603      $       6,338
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                $    112,584      $     100,921
     Income taxes                                                                              98,756             70,120



          The accompanying notes as they relate to ALABAMA are an integral part of these condensed statements.

                                                           18


                                               ALABAMA POWER COMPANY
                                              CONDENSED BALANCE SHEETS
                                          (Stated in Thousands of Dollars)

                                                       ASSETS

                                                                                At June 30,
                                                                                    1998               At December 31,
                                                                                 (Unaudited)               1997
                                                                               ----------------       -----------------
UTILITY PLANT:
Plant in service                                                               $    11,182,635         $  11,070,323
Less accumulated provision for depreciation                                          4,553,773             4,384,180
                                                                               ----------------       ---------------
                                                                                     6,628,862             6,686,143
Nuclear fuel, at amortized cost                                                        110,404               103,272
Construction work in progress                                                          446,149               311,223
                                                                               ----------------       ---------------
Total                                                                                7,185,415             7,100,638
                                                                               ----------------       ---------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                         24,936                24,972
Nuclear decommissioning trusts                                                         220,387               193,008
Miscellaneous                                                                           23,783                22,233
                                                                               ----------------       ---------------
Total                                                                                  269,106               240,213
                                                                               ----------------       ---------------

CURRENT ASSETS:
Cash and cash equivalents                                                               20,603                23,957
Special deposits-redemption funds                                                      106,790                     -
Receivables--
     Customer accounts receivable                                                      398,695               368,255
     Other accounts and notes receivable                                                49,911                28,921
     Affiliated companies                                                               33,795                50,353
     Accumulated provision for uncollectible accounts                                   (2,367)               (2,272)
Refundable income taxes                                                                    879                     -
Fossil fuel stock, at average cost                                                     113,424                74,186
Materials and supplies, at average cost                                                142,512               161,601
Prepayments                                                                             40,267                20,453
Vacation pay deferred                                                                   28,783                28,783
                                                                               ----------------       ---------------
Total                                                                                  933,292               754,237
                                                                               ----------------       ---------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                               386,733               384,549
Debt expense, being amortized                                                            6,601                 7,276
Premium on reacquired debt, being amortized                                             61,547                81,417
Prepaid pension costs                                                                  148,623               130,733
Department of Energy assessments                                                        34,416                34,416
Miscellaneous                                                                           79,263                79,388
                                                                               ----------------       ---------------
Total                                                                                  717,183               717,779
                                                                               ----------------       ---------------

TOTAL ASSETS                                                                   $     9,104,996          $  8,812,867
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

                                                          19

                                                ALABAMA POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                            CAPITALIZATION AND LIABILITIES

                                                                                     At June 30,
                                                                                        1998               At December 31,
                                                                                     (Unaudited)              1997
                                                                                    --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $40 per share)--
     authorized 6,000,000 shares; outstanding 5,608,955 shares                      $     224,358        $     224,358
Paid-in capital                                                                         1,334,645            1,304,645
Premium on preferred stock                                                                     99                   99
Retained earnings                                                                       1,199,270            1,221,467
                                                                                    --------------       --------------
                                                                                        2,758,372            2,750,569
Preferred stock                                                                           255,512              255,512
Company obligated mandatorily redeemable preferred securities of
     subsidiary trusts holding Company Junior Subordinated Notes                          297,000              297,000
Long-term debt                                                                          2,729,430            2,473,202
                                                                                    --------------       --------------
Total                                                                                   6,040,314            5,776,283
                                                                                    --------------       --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                        107,792               75,336
Notes payable to banks                                                                     30,000                    -
Commercial paper                                                                          307,520              306,882
Accounts payable--
     Affiliated companies                                                                  77,938               79,822
     Other                                                                                127,265              159,146
Customer deposits                                                                          31,771               34,968
Taxes accrued--
     Federal and state income                                                              37,579               21,177
     Other                                                                                 44,788               15,309
Interest accrued                                                                           48,451               50,722
Vacation pay accrued                                                                       28,783               28,783
Miscellaneous                                                                              63,745              103,602
                                                                                    --------------       --------------
Total                                                                                     905,632              875,747
                                                                                    --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       1,184,590            1,192,265
Accumulated deferred investment tax credits                                               277,277              282,873
Prepaid capacity revenues, net                                                            103,252              109,982
Department of Energy Assessments                                                           30,592               30,592
Deferred credits related to income taxes                                                  331,900              327,328
Natural disaster reserve                                                                   24,928               22,416
Miscellaneous                                                                             206,511              195,381
                                                                                    --------------       --------------
Total                                                                                   2,159,050            2,160,837
                                                                                    --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   9,104,996        $   8,812,867
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

                                                            20

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                                       AND
                     YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997


RESULTS OF OPERATIONS

Earnings

ALABAMA's net income after dividends on preferred stock for the second quarter and year-to-date 1998 was $94.8 million and $160.8 million, respectively, compared to $63.1 million and $120.9 million for the corresponding periods of 1997. Earnings increased 50.1% for the current quarter and 32.9% year-to-date when compared to the same periods in 1997 due primarily to increased operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     --------------------------------------------------------------
                                                             Second Quarter                  Year-To-Date
                                                     ------------------------------- ------------------------------
                                                       (in thousands)        %       (in thousands)          %
Revenues.........................................        $151,111           21.6         $167,301           12.3
Revenues from affiliates.........................         (15,485)         (53.6)         (19,938)         (26.4)
Purchased power from non-affiliates .............          20,380          427.3           34,541          424.1
Purchased power from affiliates..................          18,166           71.4           16,740           36.8
Maintenance......................................           9,256           11.9            3,839            2.6
Interest income..................................          20,171          433.1           22,751          144.5
Interest on long-term debt.......................           5,868           14.0            9,203           11.1
Interest on interim obligations..................          (3,525)         (54.5)          (3,525)         (32.4)
Amortization of debt discount, premium and expense, net
                                                           25,055           N/M            25,083            N/M
Other interest charges...........................           9,356          287.1           12,272           87.9
Dividends on preferred stock.....................          (1,672)         (33.7)          (4,041)         (37.9)
------------
N/M - Not meaningful

     Revenues. The increase in revenues for the second quarter and year-to-date 1998 was primarily due to increases in territorial energy sales and non-territorial wholesale energy sales. Territorial revenues increased $142.0 million and $150.6 million, respectively, for the current quarter and year-to-date 1998, when compared to the same periods in 1997. The increase in territorial revenue is attributed to increased retail sales of 17.9% and 11.2% for the second quarter and year-to-date, respectively, as a result of extremely hot weather in the second quarter of 1998 as compared to the very mild weather for same periods in 1997. Also, a strong economy in the company's service territory contributed to the increase in revenue. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, increased $82.0 million and $92.8 million, for the current quarter and year-to-date, respectively. Non-territorial wholesale revenues increased $7.4 million and $13.1 million for the second quarter and year-to-date, respectively, as compared to the same periods in 1997. The higher non-territorial wholesale energy sales were primarily offset by increases in purchased power from non-affiliates and, as a result, had no significant effect on net income.

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

     Purchased power from non-affiliates. The increases for the quarter and year-to-date 1998 compared to the same periods of 1997 resulted primarily from increased purchases related to power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Maintenance expense. The increases for the quarter and year-to-date 1998 from the amounts recorded in the corresponding periods in 1997 was due primarily to increased steam and distribution expenses. For year-to-date 1998, these increases were offset by a decrease in nuclear expenses.

     Interest income. The second quarter and year-to-date increases are attributed to the recording of ALABAMA's portion ($11.5 million) of the tax settlement between SOUTHERN and the IRS (for additional information, see Note
(H) in the "Notes to the Condensed Financial Statements" herein), and increased interest income of $7.9 million and $12.2 million, respectively, as a result of appreciation of investments held by the nuclear decommissioning trust. The increases in interest income related to the nuclear decommissioning trust were offset by a concurrent recognition of other interest charges in accordance with FERC requirements.

     Interest on long-term debt. These increases for the quarter and year-to-date 1998 compared to similar periods in 1997 primarily reflects the sale of senior notes during December 1997 and the first six months of 1998.

     Interest on interim obligations. The second quarter and year-to-date decreases are due primarily to a reduction in the amount of outstanding short-term debt.

     Amortization of debt discount, premium and expense, net. The current quarter and year-to-date 1998 increases from the same periods in 1997 are attributed to ALABAMA's accelerated amortization of premiums incurred in connection with the refinancing of high-cost debt, in the amount of $25.0 million, as allowed by the Alabama PSC. See Note (J) in the "Notes to the Condensed Financial Statements" herein for further details.

     Other interest charges. The second quarter and year-to-date 1998 increases are primarily due to interest charges related to the nuclear decommissioning trust. These charges increased by $7.5 million and $10.5 million, respectively. These increases in interest charges were offset by a concurrent recognition of interest income in accordance with FERC requirements.

     Dividends on preferred stock. The decreases for the current quarter and year-to-date 1998 compared to the same periods of 1997 resulted from preferred stock redemptions during 1997.


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

     ALABAMA has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of ALABAMA in the Form 10-K.

     In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of certain costs of internal-use software. Adoption of the SOP is not expected to have a material impact on the financial statements.

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. ALABAMA is in the process of evaluating the impact of this statement on its financial statements.

     Reference is made to Notes (B), (C), (F), (G), (H), (J) and (K) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

Major changes in ALABAMA's financial condition during the first six months of 1998 included the addition of approximately $301.3 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operating activities. See ALABAMA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first six months of 1998, redemptions and maturities of first mortgage bonds of ALABAMA totaled $198.5 million. In February 1998, ALABAMA issued $200.0 million of 7% senior notes due December 31, 2047. The proceeds were used to repay a portion of ALABAMA's short-term indebtedness. In April 1998, ALABAMA issued $190.0 million of 7% senior notes due March 31, 2048. The proceeds were used to redeem $124.2 million of ALABAMA's First Mortgage Bonds, 8 3/4% Series due December 1, 2021 and to repay a portion of outstanding short-term indebtedness.

                              ALABAMA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     In June 1998, ALABAMA sold, through public authorities, $106.79 million of variable rate pollution control revenue bonds due June 1, 2028. The proceeds from these sales were used to redeem, in July 1998, $106.79 million aggregate principal amount of pollution control revenue bonds.

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

Sources of Capital

In addition to the financing activities previously described herein, ALABAMA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, ALABAMA had at June 30, 1998, approximately $20.6 million of cash and cash equivalents and had unused committed lines of credit of approximately $807.6 million (including $315.0 million of such lines under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds) with regulatory authority for up to $750 million of short-term borrowings. At June 30, 1998, ALABAMA had outstanding $30.0 million of short-term notes payable to banks and $307.5 million of commercial paper.

                                                       Exhibit 1


                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO ALABAMA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of ALABAMA POWER COMPANY as of June 30, 1998, and the related condensed statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



/s/  Arthur Andersen LLP
Birmingham, Alabama
August 7, 1998

                              GEORGIA POWER COMPANY





                                                       GEORGIA POWER COMPANY
                                             CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                                  (Stated in Thousands of Dollars)

                                                                    For the Three Months                For the Six Months
                                                                         Ended June 30,                    Ended June 30,
                                                                    --------------------                -----------------
                                                                    1998             1997              1998             1997
                                                                    ----             ----              ----             ----

OPERATING REVENUES:
Revenues                                                      $    1,206,151    $   1,003,962     $   2,185,485    $   1,955,415
Revenues from affiliates                                              20,163           11,384            24,972           18,643
                                                              ---------------   --------------    --------------   --------------
Total operating revenues                                           1,226,314        1,015,346         2,210,457        1,974,058
                                                              ---------------   --------------    --------------   --------------

OPERATING EXPENSES:
Operation--
     Fuel                                                            248,030          202,000           424,661          380,629
     Purchased power from non-affiliates                              58,754           31,894           104,228           58,669
     Purchased power from affiliates                                  36,677           32,213            80,362           73,584
     Other                                                           194,267          163,148           363,692          314,757
Maintenance                                                           91,089           79,337           172,038          154,287
Depreciation and amortization                                        248,054          117,525           398,862          246,827
Amortization of deferred Plant Vogtle costs (Note M)                   7,786           37,584            15,572           75,211
Taxes other than income taxes                                         55,239           50,086           107,434          104,017
Federal and state income taxes                                        97,994           96,751           178,643          181,400
                                                              ---------------   --------------    --------------   --------------
Total operating expenses                                           1,037,890          810,538         1,845,492        1,589,381
                                                              ---------------   --------------    --------------   --------------
OPERATING INCOME                                                     188,424          204,808           364,965          384,677
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                        -              697               178            1,239
Equity in earnings of unconsolidated subsidiary                          758            1,005             1,840            1,985
Interest income                                                       64,358            2,275            64,911            2,870
Other, net                                                           (23,376)          (5,252)          (28,499)         (10,850)
Income taxes applicable to other income                              (15,755)           1,601           (13,212)           3,967
                                                              ---------------   --------------    --------------   --------------
INCOME BEFORE INTEREST CHARGES                                       214,409          205,134           390,183          383,888
                                                              ---------------   --------------    --------------   --------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                            45,252           50,357            90,308           98,812
Allowance for debt funds used during construction                     (2,174)          (2,426)           (4,002)          (5,926)
Interest on interim obligations                                        4,767            2,745             8,513            6,438
Amortization of debt discount, premium and expense, net                3,320            3,717             6,651            7,491
Other interest charges                                                11,120            3,060            15,134            5,984
Distributions on preferred securities of subsidiary companies         13,601           10,749            27,125           20,166
                                                              ---------------   --------------    --------------   --------------
Interest charges and other, net                                       75,886           68,202           143,729          132,965
                                                              ---------------   --------------    --------------   --------------
NET INCOME                                                           138,523          136,932           246,454          250,923
DIVIDENDS ON PREFERRED STOCK                                           1,837            6,422             3,864           14,378
                                                              ---------------   --------------    --------------   --------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                             $      136,686    $     130,510     $     242,590    $     236,545
                                                              ===============   ==============    ==============   ==============







                The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.



                                                 GEORGIA POWER COMPANY
                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                               For the Six Months
                                                                                                  Ended June 30,
                                                                                             1998               1997
OPERATING ACTIVITIES:
Net income                                                                              $     246,454      $     250,923
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                        450,537            297,654
         Deferred income taxes, net                                                           (23,316)           (28,586)
         Allowance for equity funds used during construction                                     (178)            (1,239)
         Amortization of deferred Plant Vogtle costs (Note M)                                  15,572             75,211
         Other, net                                                                            12,552             33,492
         Changes in certain current assets and liabilities--
            Receivables, net                                                                 (293,473)            53,617
            Inventories                                                                        (5,854)           (17,345)
            Payables                                                                           (1,764)           (62,605)
            Taxes accrued                                                                     108,327             34,221
            Energy cost recovery, retail                                                      (11,196)            20,776
            Other                                                                              19,240            (16,427)
                                                                                        --------------     --------------
Net cash provided from operating activities                                                   516,901            639,692
                                                                                        --------------     --------------
INVESTING ACTIVITIES:
Gross property additions                                                                     (207,796)          (228,986)
Other                                                                                          15,641            (11,611)
                                                                                        --------------     --------------
Net cash used for investing activities                                                       (192,155)          (240,597)
                                                                                        --------------     --------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                           -            364,250
     Pollution control bonds                                                                   89,990             90,000
     Other long-term debt                                                                     145,000                  -
Retirements--
     Preferred stock                                                                          (40,679)          (133,183)
     First mortgage bonds                                                                    (220,460)           (60,258)
     Pollution control bonds                                                                  (89,990)                 -
Special deposits - redemption funds                                                                 -            (45,546)
Interim obligations, net                                                                        9,655           (328,594)
Payment of preferred stock dividends                                                           (6,628)           (14,976)
Payment of common stock dividends                                                            (264,400)          (253,700)
Miscellaneous                                                                                  (6,703)           (13,048)
                                                                                        --------------     --------------
Net cash used for financing activities                                                       (384,215)          (395,055)
                                                                                        --------------     --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       (59,469)             4,040
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               83,333             15,356
                                                                                        --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      23,864      $      19,396
                                                                                        ==============     ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $     137,345      $     125,492
     Income taxes (net of refunds)                                                             98,165            166,981





          The accompanying notes as they relate to GEORGIA are an integral part of these condensed statements.

                                                           28


                                               GEORGIA POWER COMPANY
                                             CONDENSED BALANCE SHEETS
                                         (Stated in Thousands of Dollars)

                                                      ASSETS

                                                                               At June 30,
                                                                                  1998                At December 31,
                                                                               (Unaudited)                1997
                                                                             ----------------       -----------------
UTILITY PLANT:
Plant in service                                                             $    15,226,967        $    15,082,570
Less accumulated provision for depreciation                                        5,726,764              5,319,680
                                                                             ----------------       ----------------
                                                                                   9,500,203              9,762,890
Nuclear fuel, at amortized cost                                                      111,466                126,882
Construction work in progress                                                        217,126                214,128
                                                                             ----------------       ----------------
Total                                                                              9,828,795             10,103,900
                                                                             ----------------       ----------------

OTHER PROPERTY AND INVESTMENTS:
Southern Electric Generating Company, at equity                                       24,936                 24,973
Nuclear decommissioning trusts, at market                                            250,291                194,417
Miscellaneous                                                                         34,977                 87,907
                                                                             ----------------       ----------------
Total                                                                                310,204                307,297
                                                                             ----------------       ----------------

CURRENT ASSETS:
Cash and cash equivalents                                                             23,864                 83,333
Receivables--
     Customer accounts receivable                                                    554,263                385,844
     Other accounts and notes receivable                                             223,018                110,278
     Affiliated companies                                                             28,725                 20,333
     Accumulated provision for uncollectible accounts                                 (3,000)                (3,000)
Fossil fuel stock, at average cost                                                   101,816                 96,067
Materials and supplies, at average cost                                              240,492                240,387
Prepayments                                                                           25,526                 27,503
Vacation pay deferred                                                                 40,941                 40,996
                                                                             ----------------       ----------------
Total                                                                              1,235,645              1,001,741
                                                                             ----------------       ----------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                             644,924                688,472
Deferred Plant Vogtle costs (Note M)                                                  34,840                 50,412
Premium on reacquired debt, being amortized                                          164,841                166,609
Prepaid pension costs                                                                 84,247                 67,777
Debt expense, being amortized                                                         43,980                 40,927
Miscellaneous                                                                        135,641                146,593
                                                                             ----------------       ----------------
Total                                                                              1,108,473              1,160,790
                                                                             ----------------       ----------------

TOTAL ASSETS                                                                 $    12,483,117        $    12,573,728
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

                                                         29

                                               GEORGIA POWER COMPANY
                                             CONDENSED BALANCE SHEETS
                                         (Stated in Thousands of Dollars)

                                          CAPITALIZATION AND LIABILITIES

                                                                               At June 30,
                                                                                  1998                At December 31,
                                                                               (Unaudited)                1997
                                                                             ----------------       -----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 15,000,000 shares; outstanding 7,761,500 shares              $       344,250        $       344,250
Paid-in capital                                                                    1,930,079              1,929,971
Premium on preferred stock                                                               160                    160
Retained earnings                                                                  1,724,136              1,745,347
                                                                             ----------------       ----------------
                                                                                   3,998,625              4,019,728
Preferred stock                                                                      116,568                157,247
Company obligated mandatorily redeemable preferred securities of subsidiaries substantially all of whose assets are junior
     subordinated debentures or notes                                                689,250                689,250
Long-term debt                                                                     3,128,306              2,982,835
                                                                             ----------------       ----------------
Total                                                                              7,932,749              7,849,060
                                                                             ----------------       ----------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                       412                220,855
Notes payable to banks                                                               151,850                142,300
Commercial paper                                                                     224,035                223,930
Accounts payable--
     Affiliated companies                                                             64,339                 71,373
     Other                                                                           245,629                261,293
Customer deposits                                                                     65,959                 68,618
Taxes accrued--
     Federal and state income                                                        121,486                  4,480
     Other                                                                           102,863                111,541
Interest accrued                                                                      72,170                 72,437
Miscellaneous                                                                        119,357                105,683
                                                                             ----------------       ----------------
Total                                                                              1,168,100              1,282,510
                                                                             ----------------       ----------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                  2,353,671              2,417,547
Accumulated deferred investment tax credits                                          389,793                397,202
Deferred credits related to income taxes                                             291,080                297,560
Employee benefits provisions                                                         179,948                169,887
Miscellaneous                                                                        167,776                159,962
                                                                             ----------------       ----------------
Total                                                                              3,382,268              3,442,158
                                                                             ----------------       ----------------

TOTAL CAPITALIZATION AND LIABILITIES                                         $    12,483,117        $    12,573,728
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

                                                          30

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                                       AND
                     YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997


RESULTS OF OPERATIONS

Earnings

GEORGIA's net income after dividends on preferred stock for the second quarter and year-to-date 1998 was $136.7 million and $242.6 million, respectively, compared to $130.5 million and $236.5 million for the corresponding periods in 1997. Earnings for the current quarter and year-to-date 1998 rose by $6.2 million or 4.7% and $6.1 million or 2.6%, respectively.

     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     --------------------------------------------------------------
                                                             Second Quarter                  Year-To-Date
                                                     ------------------------------- ------------------------------
                                                       (in thousands)        %       (in thousands)          %
Revenues.........................................        $202,189           20.1         $230,070           11.8
Revenues from affiliates.........................           8,779           77.1            6,329           33.9
Fuel.............................................          46,030           22.8           44,032           11.6
Purchased power from non-affiliates .............          26,860           84.2           45,559           77.7
Purchased power from affiliates..................           4,464           13.9            6,778            9.2
Other operation expense..........................          31,119           19.1           48,935           15.5
Maintenance......................................          11,752           14.8           17,751           11.5
Depreciation and amortization expense............         130,529          111.1          152,035           61.6
Amortization of deferred Plant Vogtle costs......         (29,798)         (79.3)         (59,639)         (79.3)
Interest income..................................          62,083           N/M            62,041            N/M
Other, net.......................................         (18,124)        (345.1)         (17,649)        (162.7)
Income taxes applicable to other income..........         (17,356)          N/M           (17,179)        (433.0)
Other interest charges...........................           8,060          263.4            9,150          152.9
Distributions on preferred securities of
   subsidiary companies..........................           2,852           26.5            6,959           34.5
Dividends on preferred stock.....................          (4,585)         (71.4)         (10,514)         (73.1)
------------

N/M - Not meaningful

     Revenues. The increases in revenues were primarily due to increases in energy sales within the service area for the second quarter and year-to-date 1998 when compared to the same periods in 1997. Revenues within the service area increased by $204.3 million and $220.5 million, respectively, for the second quarter and year-to-date 1998. The increases in energy sales were primarily in the retail sector. Energy sales to residential, commercial and industrial customers increased by 34.8%, 13.3% and 3.3%, respectively, for second quarter and 22.1%, 9.3% and 2.6%, respectively, year-to-date 1998 due to the hotter temperatures recorded during these periods as compared to the milder-than-normal temperatures recorded in the corresponding periods in 1997.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Retail revenues, excluding fuel and demand-side program revenues which generally do not affect income, increased $152.4 million for the second quarter and $175.5 million for year-to-date 1998. Wholesale revenues within the service area, excluding fuel revenues which do not affect income, decreased $4.0 million for the second quarter and $9.5 million year-to-date 1998 primarily due to a scheduled decrease in capacity revenues under a power supply agreement with OPC.

     Wholesale revenues outside the service area decreased by $4.0 million for the second quarter and increased $6.3 million year-to-date 1998. The decrease in the second quarter was primarily due to capacity adjustments under long-term contracts, partially offset by increases in energy sales. The year-to-date increase was attributed to increased wholesale energy sales outside the service area, primarily from power marketing activities. The increases in wholesale energy sales outside the service area were primarily offset by the increases in purchased power from non-affiliates and, as a result, had no significant effect on net income.

     Revenues from affiliates and Purchased power from affiliates. Revenues from sales to affiliated companies within the Southern electric system, as well as purchases of energy, will vary from period to period depending on demand and the availability and cost of generating resources at each company. These transactions do not have a significant impact on earnings.

     Fuel expense. The increases for the current quarter and year-to-date 1998 when compared to the same periods in 1997 were due to increased generation resulting from the higher demand for energy.

     Purchased power from non-affiliates. The increases for the current quarter and year-to-date 1998 were primarily due to an increase in energy purchases resulting from higher demand and energy purchases related to power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

     Other operation expense. The current quarter and year-to-date increases were primarily due to higher expenses associated with a new customer service system implemented in January 1998, and modification of certain information systems for year 2000 compliance. For additional information on the year 2000 issue, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K.

     Maintenance expense. The increases in maintenance costs for the current quarter and year-to-date are attributed primarily to a rise in costs associated with steam plant and distribution line maintenance.

     Depreciation and amortization expense. The increases in depreciation and amortization for the current quarter and year-to-date compared to the same periods of 1997 are primarily due to increases in additional depreciation charges of $127.1 million for the second quarter and $139.3 million year-to-date, pursuant to a Georgia PSC retail accounting order discussed below, and an increase in plant-in-service. See "Future Earnings Potential" below and Note (L) in the "Notes to the Condensed Financial Statements" herein for further details regarding the retail accounting order.

     Amortization of deferred Plant Vogtle costs. These costs decreased for the quarter and year-to-date due to the completion in September 1997 of the amortization of levelized buybacks and Plant Vogtle Unit 1 cost deferrals under the 1987 Georgia PSC order. See Note (M) in the "Notes to the Condensed Financial Statements", herein for further details.

                              GEORGIA POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     Interest income. The increases for the quarter and year-to-date 1998 are attributed primarily to the recognition of $63.7 million in interest income resulting from the resolution of tax issues between SOUTHERN and the IRS. For additional information, see Note (H) in the "Notes to the Condensed Financial Statements" herein.

     Other, net. For the second quarter and year-to-date 1998, the change was primarily due to an increase in donations and contributions.

     Income taxes applicable to other income. The second quarter and year-to-date 1998 increases resulted from taxes on the additional interest income discussed above.

     Other interest charges. These charges increased for the quarter and year-to-date due, for the most part, to the recognition of interest related to tax issues.

     Distributions on preferred securities of subsidiary companies. The increase in this item resulted primarily from the issuance of additional mandatorily redeemable preferred securities in June 1997. For additional information, see
Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Financing Activities" of GEORGIA in the Form 10-K.

     Dividends on preferred stock. The decreases for the current quarter and year-to-date resulted from the redemption of various issues of such securities.

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

     Effective January 1, 1996, GEORGIA began operating under a three-year retail accounting order. Under the order, GEORGIA's earnings are evaluated against a retail return on common equity range of 10% to 12.5%. GEORGIA is required to absorb cost increases of approximately $29.0 million annually during the order's three-year operation, including $14.0 million annually of accelerated depreciation of electric plant. Under the order, GEORGIA filed a general rate case in June 1998. Reference is made to Note (L) in the "Notes to the Condensed Financial Statements" herein for additional information.

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

     GEORGIA has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GEORGIA in the Form 10-K.

     In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of certain costs of internal-use software. Adoption of the SOP is not expected to have a material impact on the financial statements.

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. GEORGIA is in the process of evaluating the impact of this statement on its financial statements.

     Reference is made to Notes (B), (C), (F), and (L) through (O) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

FINANCIAL CONDITION

Overview

The major change in GEORGIA's financial condition during the first six months of 1998 was the addition of approximately $207.8 million to gross plant. The funds for these additions and other capital requirements were derived primarily from operations. See GEORGIA's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first six months of 1998, redemptions of first mortgage bonds and preferred stock by GEORGIA totaled $220.5 million and $40.7 million, respectively. In January 1998, GEORGIA issued $145.0 million of 6 7/8% senior notes due December 31, 2047. The proceeds from this issuance were used to repay a portion of GEORGIA's outstanding short-term indebtedness.

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

Sources of Capital

In addition to the financing activities previously described herein, GEORGIA plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GEORGIA had at June 30, 1998, approximately $23.9 million of cash and cash equivalents and approximately $1.25 billion of unused credit arrangements with banks. Of the $1.25 billion, $980 million provides liquidity support to GEORGIA's variable rate pollution control bonds. At June 30, 1998, GEORGIA had $151.9 million outstanding in short-term notes payable to banks and $224.0 million outstanding in commercial paper. Since GEORGIA has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                                                     Exhibit 1


                              ARTHUR ANDERSEN LLP


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




TO GEORGIA POWER COMPANY:

     We have reviewed the accompanying condensed balance sheet of GEORGIA POWER COMPANY (a Georgia corporation) as of June 30, 1998, and the related condensed statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



/s/  Arthur Andersen LLP
Atlanta, Georgia
August 7, 1998

                               GULF POWER COMPANY


                                                     GULF POWER COMPANY
                                         CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                              (Stated in Thousands of Dollars)

                                                                       For the Three Months           For the Six Months
                                                                            Ended June 30,               Ended June 30,
                                                                       --------------------          -------------------
                                                                       1998            1997           1998            1997
                                                                       ----            ----           ----            ----

OPERATING REVENUES:
Revenues                                                          $    160,061    $    139,443    $   294,614     $   279,647
Revenues from affiliates                                                17,069           5,849         23,466           7,019
                                                                  -------------   -------------   ------------    ------------
Total operating revenues                                               177,130         145,292        318,080         286,666
                                                                  -------------   -------------   ------------    ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                               55,443          40,782         96,886          77,774
     Purchased power from non-affiliates                                 8,256           1,693         12,989           2,789
     Purchased power from affiliates                                     2,545           6,036          6,433          14,899
     Other                                                              34,169          31,207         65,450          61,827
Maintenance                                                             14,591          13,291         27,487          22,801
Depreciation and amortization                                           16,409          14,446         31,112          28,892
Taxes other than income taxes                                           12,485          12,264         25,104          25,039
Federal and state income taxes                                           9,490           6,420         13,640          13,280
                                                                  -------------   -------------   ------------    ------------
Total operating expenses                                               153,388         126,139        279,101         247,301
                                                                  -------------   -------------   ------------    ------------
OPERATING INCOME                                                        23,742          19,153         38,979          39,365
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                          -               1              -               2
Interest income                                                            194             179            317             508
Other, net                                                                (203)             61         (1,406)           (193)
Income taxes applicable to other income                                    (57)           (144)           300            (221)
                                                                  -------------   -------------   ------------    ------------
INCOME BEFORE INTEREST CHARGES                                          23,676          19,250         38,190          39,461
                                                                  -------------   -------------   ------------    ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                               4,725           5,490          9,602          11,287
Other interest charges                                                   2,825             806          3,100           1,522
Interest on notes payable                                                  481             239            819             522
Amortization of debt discount, premium, and expense, net                   522             570          1,100           1,136
Allowance for debt funds used during construction                            -              (3)             -              (6)
Distributions on preferred securities of subsidiary companies            1,550             762          2,934           1,279
                                                                  -------------   -------------   ------------    ------------
Interest charges and other, net                                         10,103           7,864         17,555          15,740
                                                                  -------------   -------------   ------------    ------------
NET INCOME                                                              13,573          11,386         20,635          23,721
DIVIDENDS ON PREFERRED STOCK                                               209           1,000            418           2,595
                                                                  -------------   -------------   ------------    ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                 $     13,364    $     10,386    $    20,217     $    21,126
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

                                                             38


                                                   GULF POWER COMPANY
                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                              For the Six Months
                                                                                                 Ended June 30,
                                                                                             1998              1997
OPERATING ACTIVITIES:
Net income                                                                              $      20,635      $    23,721
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                         35,747           36,026
         Deferred income taxes                                                                 (6,173)          (3,015)
         Deferred costs of 1995 coal contract renegotiation                                         -            1,246
         Other, net                                                                            10,570            1,371
         Changes in certain current assets and liabilities--
            Receivables, net                                                                  (10,355)            (105)
            Inventories                                                                       (10,615)          (7,180)
            Payables                                                                           (1,610)          (1,539)
            Taxes accrued                                                                      16,894            7,218
            Current costs of 1995 coal contract renegotiation                                     812            7,313
            Other                                                                              (5,662)          (3,098)
                                                                                        -------------      ------------
Net cash provided from operating activities                                                    50,243           61,958
                                                                                        --------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                      (26,091)         (21,543)
Other                                                                                          (3,114)          (1,221)
                                                                                        -------------      ------------
 Net cash used for investing activities                                                       (29,205)         (22,764)
                                                                                        --------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                      45,000           40,000
     Other long-term debt                                                                      50,000                -
Retirements--
     Preferred stock                                                                               (5)         (24,500)
     First mortgage bonds                                                                     (15,000)               -
     Other long-term debt                                                                      (8,327)          (7,868)
Notes payable, net                                                                            (33,000)          (5,500)
Payment of preferred stock dividends                                                             (419)          (3,048)
Payment of common stock dividends                                                             (38,200)         (36,700)
Miscellaneous                                                                                  (4,026)          (1,527)
                                                                                        -------------      ------------
Net cash used for financing activities                                                         (3,977)         (39,143)
                                                                                        --------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        17,061               51
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                4,707              807
                                                                                        --------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      21,768      $       858
                                                                                        ==============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                               $      12,463      $    11,181
     Income taxes                                                                               5,442           13,073




           The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                                           39


                                                 GULF POWER COMPANY
                                              CONDENSED BALANCE SHEETS
                                          (Stated in Thousands of Dollars)

                                                       ASSETS

                                                                                   At June 30,
                                                                                      1998               At December 31,
                                                                                   (Unaudited)              1997
                                                                                  --------------       ----------------
UTILITY PLANT:
Plant in service                                                                  $   1,789,025        $   1,762,244
Less accumulated provision for depreciation                                             761,597              737,767
                                                                                  --------------       --------------
                                                                                      1,027,428            1,024,477
Construction work in progress                                                            22,045               31,030
                                                                                  --------------       --------------
Total                                                                                 1,049,473            1,055,507
                                                                                  --------------       --------------

OTHER PROPERTY AND INVESTMENTS:                                                             637                  622
                                                                                  --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                21,768                4,707
Receivables--
     Customer accounts receivable                                                        78,089               63,691
     Other accounts and notes receivable                                                  2,486                2,744
     Affiliated companies                                                                 3,740                7,329
     Accumulated provision for uncollectible accounts                                      (991)                (796)
Fossil fuel stock, at average cost                                                       30,056               19,296
Materials and supplies, at average cost                                                  28,489               28,634
Current portion of deferred coal contract costs                                               -                4,456
Regulatory clauses under recovery                                                         2,445                1,675
Other prepayments                                                                         1,263                2,171
Vacation pay deferred                                                                     4,057                4,057
                                                                                  --------------       --------------
Total                                                                                   171,402              137,964
                                                                                  --------------       --------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                                 26,606               26,586
Debt expense and loss, being amortized                                                   22,162               22,941
Prepaid pension costs                                                                    11,885               10,385
Deferred storm charges                                                                        -                  703
Miscellaneous                                                                            11,368               10,904
                                                                                  --------------       --------------
Total                                                                                    72,021               71,519
                                                                                  --------------       --------------

TOTAL ASSETS                                                                      $   1,293,533        $   1,265,612
                                                                                  ==============       ==============





          The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                                          40

                                                 GULF POWER COMPANY
                                              CONDENSED BALANCE SHEETS
                                          (Stated in Thousands of Dollars)

                                           CAPITALIZATION AND LIABILITIES

                                                                                   At June 30,
                                                                                      1998               At December 31,
                                                                                   (Unaudited)              1997
                                                                                  --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized and outstanding--992,717 shares                                   $      38,060        $      38,060
Paid-in capital                                                                         218,438              218,438
Premium on preferred stock                                                                   12                   12
Retained earnings                                                                       163,326              172,208
                                                                                  --------------       --------------
                                                                                        419,836              428,718
Preferred stock                                                                           5,025               13,691
Company obligated mandatorily redeemable preferred securities of
     subsidiary trusts holding Company Junior Subordinated Notes (Note I)                85,000               40,000
Long-term debt                                                                          344,187              296,993
                                                                                  --------------       --------------
Total                                                                                   854,048              779,402
                                                                                  --------------       --------------

CURRENT LIABILITIES:
Preferred stock due within one year                                                       8,661                    -
Long-term debt due within one year                                                       30,000               53,327
Notes payable                                                                            14,000               47,000
Accounts payable--
     Affiliated companies                                                                 8,191               14,334
     Other                                                                               23,019               20,205
Customer deposits                                                                        13,124               13,778
Taxes accrued--
     Federal and state income                                                            12,470                    -
     Other                                                                               12,084                8,258
Interest accrued                                                                          8,980                7,227
Regulatory clauses over recovery                                                          2,550                5,062
Vacation pay accrued                                                                      4,057                4,057
Dividends declared                                                                          209               10,210
Miscellaneous                                                                             1,574                8,739
                                                                                  --------------       --------------
Total                                                                                   138,919              192,197
                                                                                  --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                       162,340              166,302
Deferred credits related to income taxes                                                 55,480               56,935
Accumulated provision for property damage                                                 9,806                    -
Accumulated deferred investment tax credits                                              30,453               31,552
Accumulated provision for postretirement benefits                                        21,846               20,491
Miscellaneous                                                                            20,641               18,733
                                                                                  --------------       --------------
Total                                                                                   300,566              294,013
                                                                                  --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                              $   1,293,533        $   1,265,612
                                                                                  ==============       ==============


           The accompanying notes as they relate to GULF are an integral part of these condensed statements.

                                       41


                               GULF POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                                       AND
                     YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997


RESULTS OF OPERATIONS

Earnings

GULF's net income after dividends on preferred stock for the second quarter and year-to-date 1998 was $13.4 million and $20.2 million, respectively, compared to $10.4 million and $21.1 million for the corresponding periods of 1997. Second quarter earnings increased due primarily to an increase in operating revenues. Year-to-date earnings decreased slightly due to an increase in operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     --------------------------------------------------------------
                                                             Second Quarter                  Year-To-Date
                                                     ------------------------------- ------------------------------
                                                       (in thousands)        %       (in thousands)          %
Revenues.........................................         $20,618           14.8          $14,967            5.4
Revenues from affiliates.........................          11,220          191.8           16,447          234.3
Fuel expense.....................................          14,661           35.9           19,112           24.6
Purchased power from non-affiliates .............           6,563          387.7           10,200          365.7
Purchased power from affiliates..................          (3,491)         (57.8)          (8,466)         (56.8)
Other operation expense..........................           2,962            9.5            3,623            5.9
Maintenance......................................           1,300            9.8            4,686           20.6
Interest on long-term debt.......................            (764)         (13.9)          (1,684)         (14.9)
Other interest charges...........................           2,018          250.4            1,577          103.6
Distributions on preferred securities of
   of subsidiary companies.......................             788          103.4            1,655          129.4
Dividends on preferred stock.....................            (791)         (79.1)          (2,177)         (83.9)


     Revenues. The increases in revenues were due to increases in territorial energy sales and non-territorial wholesale energy sales. Revenues from territorial energy sales increased by $10.7 million for the quarter and $7.1 million year-to-date. These increases are primarily attributable to increases in retail energy sales of 15.8% for the quarter and 9.5% year-to-date due to hotter-than-normal temperatures as compared to the milder-than-normal temperatures recorded in the same periods in 1997. Revenues from non-territorial wholesale energy sales increased by $3.9 million for the quarter and $3.4 million year-to-date when compared to the same periods of 1997. The increase in non-territorial wholesale energy sales was primarily offset by the increase in purchased power from non-affiliates and, as a result, had no significant effect on net income. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, increased $15.9 million for the quarter and $16.4 million year-to-date.

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

     Fuel expense. These expenses increased for the quarter and year-to-date due primarily to increased generation resulting from a higher demand for energy.

     Purchased power from non-affiliates. The increases in purchased power from non-affiliates when compared to the same periods in 1997 can primarily be attributed to an increase in energy purchases resulting from hotter-than-normal weather.

     Other operation expense. For the quarter and year-to-date 1998, these expenses increased when compared to the same periods in 1997 primarily due to increases in production, customer accounts, and administrative and general expenses. This was partially offset by a decrease in amortization costs related to the buyout and renegotiation of coal supply contracts.

     Maintenance expense. Maintenance expense increased when compared to the corresponding periods in 1997 due primarily to scheduled maintenance performed on production facilities at Plant Crist and Plant Smith during the first half of 1998.

     Interest on long-term debt. The decreases for the quarter and year-to-date reflect the refinancing of $40.93 million of pollution control revenue refunding bonds during July 1997 and a reduction in first mortgage bonds and other long-term debt outstanding.

     Other interest charges. These charges increased for the quarter and year-to-date due, for the most part, to the recognition of interest related to tax issues.

     Distributions on preferred securities of subsidiary companies. See "Financing Activities" herein for details relating to the January 1998 issuance by Gulf Power Capital Trust II of its 7.00% trust preferred securities.

     Dividends on preferred stock. Current quarter and year-to-date 1998 preferred stock dividends decreased when compared to the corresponding periods in 1997 due to the redemptions of preferred stock during 1997.

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

     GULF has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of GULF in the Form 10-K.

     In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of certain costs of internal-use software. Adoption of the SOP is not expected to have a material impact on the financial statements.

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. GULF is in the process of evaluating the impact of this statement on its financial statements.

     Reference is made to Notes (B) and (F) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in GULF's financial condition during the first six months of 1998 included the addition of approximately $26.1 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See GULF's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first six months of 1998, maturities and redemptions of first mortgage bonds by GULF totaled $15.0 million. In January 1998, Gulf Power Capital Trust II, a statutory business trust established for the purpose of holding GULF's junior subordinated notes and issuing trust preferred securities and common securities, sold $45 million of its 7.00% trust preferred securities which are guaranteed by GULF. For additional information, see Note (I) in the "Notes to the Condensed Financial Statements" and Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Sources of Capital" of GULF in the Form 10-K. The proceeds were used to redeem $36.4 million of cumulative preferred stock and to repay short-term indebtedness.

     In June 1998, GULF issued and sold $50.0 million of its Series A 6.70% Senior Insured Quarterly Notes due June 30, 2038. The proceeds from the sale were used to pay at maturity, in July 1998, $30.0 million outstanding principal amount of its First Mortgage Bonds, 5.0% Series due July 1, 1998, and to repay a portion of its outstanding short-term indebtedness. Such short-term indebtedness was incurred in part to pay at maturity $15.0 million principal amount of First Mortgage Bonds, 5.55% Series due April 1, 1998.

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

Sources of Capital

In addition to the financing activities previously described herein, GULF plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, GULF had at June 30, 1998, approximately $21.8 million of cash and cash equivalents and $37.5 million of unused committed lines of credit with banks in addition to $61.9 million liquidity support for variable rate pollution control bonds. At June 30, 1998, GULF had $14.0 million of short-term notes payable to banks. Since GULF has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                            MISSISSIPPI POWER COMPANY


                                                   MISSISSIPPI POWER COMPANY
                                          CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                               (Stated in Thousands of Dollars)

                                                                      For the Three Months            For the Six Months
                                                                           Ended June 30,                Ended June 30,
                                                                       1998            1997           1998            1997

OPERATING REVENUES:
Revenues                                                          $    148,064    $    127,350    $   269,345     $   245,139
Revenues from affiliates                                                 8,548           1,565          9,423             679
                                                                  -------------   -------------   ------------    ------------
Total operating revenues                                               156,612         128,915        278,768         245,818
                                                                  -------------   -------------   ------------    ------------

OPERATING EXPENSES:
Operation--
     Fuel                                                               45,113          30,489         72,401          60,030
     Purchased power from non-affiliates                                 8,988           1,714         13,288           2,198
     Purchased power from affiliates                                     5,118          10,628         16,414          21,143
     Other                                                              33,102          23,847         56,948          44,671
Maintenance                                                             11,564          12,392         22,958          22,004
Depreciation and amortization                                           11,441          11,399         23,094          22,593
Taxes other than income taxes                                           11,160          11,283         23,240          22,180
Federal and state income taxes                                          10,003           7,823         14,935          14,527
                                                                  -------------   -------------   ------------    ------------
Total operating expenses                                               136,489         109,575        243,278         209,346
                                                                  -------------   -------------   ------------    ------------
OPERATING INCOME                                                        20,123          19,340         35,490          36,472
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                          -               7              -              11
Interest income                                                            213             221            263             362
Other, net                                                                 630             966            863           1,620
Income taxes applicable to other income                                    (41)           (443)          (354)           (772)
                                                                  -------------   -------------   ------------    ------------
INCOME BEFORE INTEREST CHARGES                                          20,925          20,091         36,262          37,693
                                                                  -------------   -------------   ------------    ------------
INTEREST CHARGES AND OTHER:
Interest on long-term debt                                               5,123           4,994          9,921           9,889
Allowance for debt funds used during construction                            -             (15)             -             (23)
Interest on notes payable                                                  490               9            918              56
Amortization of debt discount, premium, and expense, net                   335             387            723             774
Other interest charges                                                      62             175            203             314
Distributions on preferred securities of subsidiary companies              699             699          1,398             971
                                                                  -------------   -------------   ------------    ------------
Interest charges and other, net                                          6,709           6,249         13,163          11,981
                                                                  -------------   -------------   ------------    ------------
NET INCOME                                                              14,216          13,842         23,099          25,712
DIVIDENDS ON PREFERRED STOCK                                               504           1,224            999           2,449
                                                                  -------------   -------------   ------------    ------------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                 $     13,712    $     12,618    $    22,100     $    23,263
                                                                  =============   =============   ============    ============




          The accompanying notes as they relate to MISSISSIPPI are an integral part of these condensed statements.

                                                             47


                                                    MISSISSIPPI POWER COMPANY
                                          CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 (Stated in Thousands of Dollars)

                                                                                                          For the Six Months
                                                                                                             Ended June 30,
                                                                                                        1998              1997
OPERATING ACTIVITIES:
Net income                                                                                          $    23,099      $     25,712
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                                   25,112            24,652
         Deferred income taxes                                                                           (1,687)            1,326
         Allowance for equity funds used during construction                                                  -               (11)
         Other, net                                                                                       1,891               333
         Changes in certain current assets and liabilities--
            Receivables, net                                                                             (7,444)           (3,478)
            Inventories                                                                                  (9,047)           (2,449)
            Payables                                                                                      1,682            (7,294)
            Taxes accrued                                                                                 3,671           (13,007)
            Other                                                                                        (2,352)             (990)
                                                                                                    ------------     -------------
Net cash provided from operating activities                                                              34,925            24,794
                                                                                                    ------------     -------------
INVESTING ACTIVITIES:
Gross property additions                                                                                (31,755)          (26,681)
Other                                                                                                    (5,131)           (1,528)
                                                                                                    ------------     -------------
Net cash used for investing activities                                                                  (36,886)          (28,209)
                                                                                                    ------------     -------------
FINANCING ACTIVITIES:
Proceeds--
     Preferred securities                                                                                     -            35,000
     Pollution control bonds                                                                             13,520                 -
     Other long-term debt                                                                                90,000                 -
Retirements--
     Preferred stock                                                                                        (87)                -
     First mortgage bonds                                                                               (35,000)                -
     Pollution control bonds                                                                            (13,000)                -
Payment of preferred stock dividends                                                                       (999)           (2,449)
Payment of common stock dividends                                                                       (25,500)          (23,400)
Miscellaneous                                                                                              (276)                -
                                                                                                    ------------     -------------
Net cash provided from financing activities                                                              28,658             9,151
                                                                                                    ------------     -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                                  26,697             5,736
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                          4,432             7,058
                                                                                                    ------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $    31,129      $     12,794
                                                                                                    ============     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                           $    11,482      $      2,864
     Income taxes                                                                                          (534)           13,307








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

                                                                48


                                              MISSISSIPPI POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                                        ASSETS

                                                                                      At June 30,
                                                                                        1998               At December 31,
                                                                                     (Unaudited)              1997
                                                                                    --------------       ----------------
UTILITY PLANT:
Plant in service, at original cost                                                  $   1,528,168        $   1,518,402
Less accumulated provision for depreciation                                               576,016              559,098
                                                                                    --------------       --------------
                                                                                          952,152              959,304
Construction work in progress                                                              56,686               41,083
                                                                                    --------------       --------------
Total                                                                                   1,008,838            1,000,387
                                                                                    --------------       --------------

OTHER PROPERTY AND INVESTMENTS:                                                               649                  650
                                                                                    --------------       --------------

CURRENT ASSETS:
Cash and cash equivalents                                                                  31,129                4,432
Receivables--
     Customer accounts receivable                                                          41,716               32,220
     Regulatory clauses under recovery                                                      9,169                7,619
     Other accounts and notes receivable                                                    7,315                8,666
     Affiliated companies                                                                   5,157                7,398
     Accumulated provision for uncollectible accounts                                        (708)                (698)
Fossil fuel stock, at average cost                                                         19,331               10,651
Materials and supplies, at average cost                                                    19,819               19,452
Current portion of accumulated deferred income taxes                                        8,946                8,379
Prepayments                                                                                 3,245                1,791
Vacation pay deferred                                                                       5,030                5,030
                                                                                    --------------       --------------
Total                                                                                     150,149              104,940
                                                                                    --------------       --------------

DEFERRED CHARGES:
Debt expense and loss, being amortized                                                     12,105               12,234
Deferred charges related to income taxes                                                   22,356               21,906
Long-term notes receivable                                                                  2,375                2,837
Work force reduction plan                                                                  12,148               18,236
Miscellaneous                                                                               8,285                5,639
                                                                                    --------------       --------------
Total                                                                                      57,269               60,852
                                                                                    --------------       --------------

TOTAL ASSETS                                                                        $   1,216,905        $   1,166,829
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



                                              MISSISSIPPI POWER COMPANY
                                               CONDENSED BALANCE SHEETS
                                           (Stated in Thousands of Dollars)

                                            CAPITALIZATION AND LIABILITIES

                                                                                     At June 30,
                                                                                        1998               At December 31,
                                                                                     (Unaudited)              1997
                                                                                    --------------       ----------------
CAPITALIZATION:
Common stock equity--
Common stock (without par value)--
     authorized 1,130,000 shares; outstanding 1,121,000 shares                      $      37,691        $      37,691
Paid-in capital                                                                           179,389              179,389
Premium on preferred stock                                                                    326                  327
Retained earnings                                                                         167,017              170,417
                                                                                    --------------       --------------
                                                                                          384,423              387,824
Preferred stock                                                                            31,809               31,896
Company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding Company Junior Subordinated Notes                            35,000               35,000
Long-term debt                                                                            342,505              291,665
                                                                                    --------------       --------------
Total                                                                                     793,737              746,385
                                                                                    --------------       --------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                         40,020               35,020
Notes payable                                                                                   -                    -
Accounts payable--
     Affiliated companies                                                                   8,237                8,548
     Regulatory clauses over recovery                                                      11,268               15,476
     Other                                                                                 36,763               34,065
Customer deposits                                                                           3,230                3,225
Taxes accrued--
     Federal and state income                                                              18,798                1,101
     Other                                                                                 19,833               33,859
Interest accrued                                                                            3,652                4,098
Miscellaneous                                                                              12,326               12,797
                                                                                    --------------       --------------
Total                                                                                     154,127              148,189
                                                                                    --------------       --------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                         134,421              134,645
Accumulated deferred investment tax credits                                                26,517               27,121
Deferred credits related to income taxes                                                   37,756               38,203
Postretirement benefits                                                                    25,428               25,145
Accumulated provision for property damage                                                  14,741               13,991
Work force reduction plan                                                                  13,725               15,700
Miscellaneous                                                                              16,453               17,450
                                                                                    --------------       --------------
Total                                                                                     269,041              272,255
                                                                                    --------------       --------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   1,216,905        $   1,166,829
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

                                                            50

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                                       AND
                     YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997


RESULTS OF OPERATIONS

Earnings

MISSISSIPPI's net income after dividends on preferred stock for the second quarter and year-to-date 1998 was $13.7 million and $22.1 million, respectively, compared to $12.6 million and $23.3 million for the corresponding periods of 1997. The improvement in second quarter earnings is attributed to an increase in operating revenues. The decrease in year-to-date earnings is primarily due to an increase in operating expenses.

     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     --------------------------------------------------------------
                                                             Second Quarter                  Year-To-Date
                                                     ------------------------------- ------------------------------
                                                       (in thousands)        %       (in thousands)          %
Revenues.........................................         $20,714           16.3          $24,206            9.9
Revenues from affiliates.........................           6,983          446.2            8,744            N/M
Fuel expense.....................................          14,624           48.0           12,371           20.6
Purchased power from non-affiliates .............           7,274          424.4           11,090            N/M
Purchased power from affiliates..................          (5,510)         (51.8)          (4,729)         (22.4)
Other operation expense..........................           9,255           38.8           12,277           27.5
Interest on notes payable........................             481             N/M             862            N/M
------------

N/M - Not meaningful

     Revenues. The increases in revenues were due to increased territorial energy sales and non-territorial wholesale energy sales. Revenues from territorial energy sales increased $18.0 million for the quarter and $18.5 million year-to-date when compared to the corresponding periods in 1997. The increases in territorial energy sales are primarily due to increases in retail energy sales to residential and commercial customers. Energy sales to residential customers increased 31.3% for the quarter and 15.7% year-to-date while sales to commercial customers increased 20.4% for the quarter and 11.2% year-to-date primarily due to hotter-than-normal temperatures as compared to the milder-than-normal temperatures recorded in the same periods in 1997. Revenues from non-territorial energy sales increased $2.1 million and $4.7 million for the second quarter and year-to-date, respectively. The increase in non-territorial wholesale energy sales was primarily offset by the increases in purchased power from non-affiliates, and as a result, had no significant effect on net income. Retail revenues, excluding those revenues which represent the recovery of fuel expense and certain other expenses and do not affect income, increased $8.5 million and $9.3 million, for the current quarter and year-to-date, respectively. Wholesale territorial revenues, excluding fuel revenues which do not affect income, increased $2.2 million for the quarter and $2.9 million year-to-date.

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

     Fuel expense. Second quarter and year-to-date increases are attributed to increased generation compared to the same periods in 1997 due to higher demands for energy.

     Purchased power from non-affiliates. The increases in purchased power from non-affiliates are attributed to MISSISSIPPI exercising its option to purchase summer peaking capacity, increased territorial demand and higher-than-normal energy prices.

     Other operation expense. The current quarter and year-to-date increases in other operation expense were primarily due to the amortization of the work force reduction plan. See Note (G) in the "Notes to the Condensed Financial Statements", herein for further details.

     Interest on notes payable. The increases for the current quarter and year-to-date result from increased short-term notes payable when compared to the same periods in 1997.


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

     MISSISSIPPI has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of MISSISSIPPI in the Form 10-K.

     In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of certain costs of internal-use software. Adoption of the SOP is not expected to have a material impact on the financial statements.

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. MISSISSIPPI is in the process of evaluating the impact of this statement on its financial statements.

     Reference is made to Notes (B), (F) and (G) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.


FINANCIAL CONDITION

Overview

Major changes in MISSISSIPPI's financial condition during the first six months of 1998 included the addition of approximately $31.8 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See MISSISSIPPI's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first six months of 1998, maturities and redemptions of preferred stock and first mortgage bonds for MISSISSIPPI totaled $35.0 million.

     In May 1998, MISSISSIPPI sold through public authorities, $13.52 million of variable rate pollution control revenue refunding bonds due May 1, 2028. The proceeds were used to redeem $13.0 million of the 6.20% Series pollution control revenue bonds and to pay certain costs of issuance. Also in May 1998, MISSISSIPPI sold $35.0 million of its Series B 6.05% Senior Notes due May 1, 2003 and $55.0 million of its Series A 6.75% Senior Insured Quarterly Notes due June 30, 2038. The proceeds from these sales were used to repay MISSISSIPPI's outstanding short-term indebtedness and for other general corporate purposes. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Sources of Capital" of MISSISSIPPI in the Form 10-K.

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

                            MISSISSIPPI POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Sources of Capital

In addition to the financing activities previously described herein, MISSISSIPPI plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, MISSISSIPPI had at June 30, 1998, approximately $31.1 million of cash and cash equivalents and approximately $76.3 million of unused committed credit arrangements with banks (including $10.9 million of such arrangements under which borrowings may be made only to fund purchase obligations relating to variable rate pollution control bonds). At June 30, 1998, MISSISSIPPI had no short-term notes payable outstanding. Management believes that the need for working capital can be adequately met by utilizing lines of credit without maintaining large cash balances.

                                SAVANNAH ELECTRIC
                                       AND
                                  POWER COMPANY



                                           SAVANNAH ELECTRIC AND POWER COMPANY
                                        CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                                             (Stated in Thousands of Dollars)

                                                                    For the Three Months           For the Six Months
                                                                         Ended June 30,               Ended June 30,
                                                                      1998          1997           1998           1997

OPERATING REVENUES:
Revenues                                                          $   68,482     $  52,298     $   116,691    $   95,185
Revenues from affiliates                                               1,134           218           1,306           276
                                                                  -----------    ----------    ------------   -----------
Total operating revenues                                              69,616        52,516         117,997        95,461
                                                                  -----------    ----------    ------------   -----------

OPERATING EXPENSES:
Operation--
     Fuel                                                             15,446         6,937          21,254        10,454
     Purchased power from non-affiliates                               2,723           277           3,936           682
     Purchased power from affiliates                                   9,216        10,748          19,380        20,030
     Other                                                            11,692        10,968          22,837        21,642
Maintenance                                                            4,884         3,518           8,562         6,560
Depreciation and amortization                                          5,258         5,028          10,516        10,020
Taxes other than income taxes                                          3,128         2,774           5,966         5,615
Federal and state income taxes                                         5,663         3,640           7,726         5,715
                                                                  -----------    ----------    ------------   -----------
Total operating expenses                                              58,010        43,890         100,177        80,718
                                                                  -----------    ----------    ------------   -----------
OPERATING INCOME                                                      11,606         8,626          17,820        14,743
OTHER INCOME (EXPENSE):
Allowance for equity funds used during construction                       24            60              45           205
Interest income                                                           67           122             135           124
Other, net                                                              (441)           93            (870)          (91)
Income taxes applicable to other income                                  145           (83)            278           (13)
                                                                  -----------    ----------    ------------   -----------
INCOME BEFORE INTEREST CHARGES                                        11,401         8,818          17,408        14,968
                                                                  -----------    ----------    ------------   -----------
INTEREST CHARGES:
Interest on long-term debt                                             2,608         2,841           5,318         5,612
Allowance for debt funds used during construction                        (22)          (61)            (48)         (141)
Interest on notes payable                                                112            60             138           120
Amortization of debt discount, premium, and expense, net                 220           185             407           366
Other interest charges                                                    95            76             198           168
                                                                  -----------    ----------    ------------   -----------
Net interest charges                                                   3,013         3,101           6,013         6,125
                                                                  -----------    ----------    ------------   -----------
NET INCOME                                                             8,388         5,717          11,395         8,843
DIVIDENDS ON PREFERRED STOCK                                             581           581           1,162         1,162
                                                                  -----------    ----------    ------------   -----------
NET INCOME AFTER DIVIDENDS ON
  PREFERRED STOCK                                                 $    7,807     $   5,136      $   10,233    $    7,681
                                                                  ===========    ==========    ============   ===========




         The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                           56


                                          SAVANNAH ELECTRIC AND POWER COMPANY
                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (Stated in Thousands of Dollars)

                                                                                               For the Six Months
                                                                                                  Ended June 30,
                                                                                              1998             1997
OPERATING ACTIVITIES:
Net income                                                                               $     11,395      $     8,843
Adjustments to reconcile net income to net cash provided by operating activities--
         Depreciation and amortization                                                         11,348           10,299
         Deferred income taxes and investment tax credits, net                                  3,171              211
         Allowance for equity funds used during construction                                      (45)            (205)
         Other, net                                                                              (866)             327
         Changes in certain current assets and liabilities--
            Receivables, net                                                                  (17,467)           1,829
            Inventories                                                                           505            1,411
            Payables                                                                           10,238           (3,161)
            Taxes accrued                                                                        (950)           1,173
            Other                                                                              (1,956)          (1,966)
                                                                                         -------------     ------------
Net cash provided from operating activities                                                    15,373           18,761
                                                                                         -------------     ------------
INVESTING ACTIVITIES:
Gross property additions                                                                       (8,126)         (10,364)
Other                                                                                            (832)          (1,508)
                                                                                         -------------     ------------
Net cash used for investing activities                                                         (8,958)         (11,872)
                                                                                         -------------     ------------
FINANCING ACTIVITIES:
Proceeds--
     Other long-term debt                                                                      50,000           13,870
Retirements--
     First mortgage bonds                                                                     (30,000)               -
     Other long-term debt                                                                     (20,340)         (14,104)
Notes payable, net                                                                             10,000            3,000
Payment of preferred stock dividends                                                           (1,162)          (1,162)
Payment of common stock dividends                                                             (11,600)         (10,500)
Miscellaneous                                                                                  (2,232)            (254)
                                                                                         -------------     ------------
Net cash used for financing activities                                                         (5,334)          (9,150)
                                                                                         -------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         1,081           (2,261)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                6,144            5,214
                                                                                         -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $      7,225      $     2,953
                                                                                         =============     ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
     Interest (net of amount capitalized)                                                $      6,718      $     6,042
     Income taxes                                                                               1,786            5,313



         The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                           57


                                       SAVANNAH ELECTRIC AND POWER COMPANY
                                            CONDENSED BALANCE SHEETS
                                        (Stated in Thousands of Dollars)

                                                     ASSETS

                                                                                   At June 30,
                                                                                      1998             At December 31,
                                                                                  (Unaudited)             1997
                                                                                  -------------       --------------
UTILITY PLANT:
Plant in service, at original cost                                                $    766,025        $   760,694
Less accumulated provision for depreciation                                            331,821            321,509
                                                                                  -------------       ------------
                                                                                       434,204            439,185
Construction work in progress                                                            9,713              7,709
                                                                                  -------------       ------------
Total                                                                                  443,917            446,894
                                                                                  -------------       ------------

OTHER PROPERTY AND INVESTMENTS:                                                          1,782              1,783
                                                                                  -------------       ------------

CURRENT ASSETS:
Cash and cash equivalents                                                                7,225              6,144
Special deposits                                                                             -                 94
Receivables--
     Customer accounts receivable                                                       30,223             21,148
     Other accounts and notes receivable                                                   421                720
     Affiliated companies                                                                5,057              1,128
     Accumulated provision for uncollectible accounts                                     (332)              (354)
     Fuel cost under recovery                                                           12,528              7,694
Fossil fuel stock, at average cost                                                       5,077              5,205
Materials and supplies, at average cost                                                  6,603              6,980
Prepayments                                                                              1,686              5,922
                                                                                  -------------       ------------
Total                                                                                   68,488             54,681
                                                                                  -------------       ------------

DEFERRED CHARGES:
Deferred charges related to income taxes                                                17,198             17,267
Debt issue expense, being amortized                                                      2,238              2,255
Premium on reacquired debt, being amortized                                              8,963              7,121
Prepaid pension costs                                                                    3,903              3,424
Cash surrender value of life insurance for deferred compensation plans                  12,130             12,130
Miscellaneous                                                                            3,244              1,797
                                                                                  -------------       ------------
Total                                                                                   47,676             43,994
                                                                                  -------------       ------------

TOTAL ASSETS                                                                      $    561,863         $  547,352
                                                                                  =============       ============





       The accompanying notes as they relate to SAVANNAH are an integral part of these condensed statements.

                                                        58


                                        SAVANNAH ELECTRIC AND POWER COMPANY
                                             CONDENSED BALANCE SHEETS
                                         (Stated in Thousands of Dollars)

                                          CAPITALIZATION AND LIABILITIES

                                                                                    At June 30,
                                                                                       1998              At December 31,
                                                                                    (Unaudited)             1997
                                                                                    ------------       --------------
CAPITALIZATION:
Common stock equity--
Common stock (par value $5 per share)--
     authorized 16,000,000 shares; outstanding 10,844,635 shares                    $    54,223        $     54,223
Paid-in capital                                                                           8,688               8,688
Retained earnings                                                                       111,353             112,720
                                                                                    ------------       -------------
                                                                                        174,264             175,631
Preferred stock                                                                          35,000              35,000
Long-term debt                                                                          163,566             142,846
                                                                                    ------------       -------------
Total                                                                                   372,830             353,477
                                                                                    ------------       -------------

CURRENT LIABILITIES:
Long-term debt due within one year                                                          704              21,764
Notes payable                                                                            10,000                   -
Accounts payable--
     Affiliated companies                                                                 5,025               6,025
     Other                                                                               18,391               7,862
Customer deposits                                                                         5,314               5,541
Taxes accrued--
     Federal and state income                                                                94                 534
     Other                                                                                2,281               2,791
Interest accrued                                                                          3,787               4,963
Vacation pay accrued                                                                      1,949               1,893
Miscellaneous                                                                             5,853               9,031
                                                                                    ------------       -------------
Total                                                                                    53,398              60,404
                                                                                    ------------       -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes                                                        82,192              80,697
Accumulated deferred investment tax credits                                              12,275              12,607
Deferred credits related to income taxes                                                 21,409              21,469
Deferred compensation plans                                                               9,501               9,272
Postretirement benefits                                                                   6,641               6,011
Miscellaneous                                                                             3,617               3,415
                                                                                    ------------       -------------
Total                                                                                   135,635             133,471
                                                                                    ------------       -------------

TOTAL CAPITALIZATION AND LIABILITIES                                                $   561,863        $    547,352
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

                                                           59

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   SECOND QUARTER 1998 vs. SECOND QUARTER 1997
                                       AND
                     YEAR-TO-DATE 1998 vs. YEAR-TO-DATE 1997


RESULTS OF OPERATIONS

Earnings

SAVANNAH's net income after dividends on preferred stock for the second quarter and year-to-date 1998 was $7.8 million and $10.2 million, respectively, as compared to $5.1 million and $7.7 million for the corresponding periods of 1997. The increases in earnings for the second quarter and year-to-date were due to increases in operating revenues.

     Significant income statement items appropriate for discussion include the following:

                                                                          Increase (Decrease)
                                                     --------------------------------------------------------------
                                                             Second Quarter                  Year-To-Date
                                                     ------------------------------- ------------------------------
                                                       (in thousands)        %       (in thousands)          %
Revenues.........................................         $16,184           30.9          $21,506           22.6
Fuel expense.....................................           8,509          122.7           10,800          103.3
Purchased power from non-affiliates .............           2,446           N/M             3,254          477.1
Purchased power from affiliates..................          (1,532)         (14.3)            (650)          (3.2)
Maintenance expense..............................           1,366           38.8            2,002           30.5


     Revenues. The increases in revenues are attributed to higher territorial energy sales and non-territorial wholesale energy sales. Territorial revenues increased by $15.6 million for the second quarter and $20.3 million year-to-date due to increases in retail energy sales. For the quarter and year-to-date 1998, retail energy sales increased by 19.0% and 12.6%, respectively, reflecting hotter-than-normal temperatures as compared to the milder-than-normal temperatures recorded in the same periods in 1997. Retail revenues, excluding those revenues which represent the recovery of fuel expense and do not affect income, increased $7.4 million for the quarter and $8.8 million year-to-date.

     Fuel expenses. Second quarter and year-to-date 1998 increases are attributed to the higher demand for energy during these periods.

     Purchased power from non-affiliates. The increase in purchased power from non-affiliates is primarily attributed to an increase in energy purchases related to increased power marketing activities, a majority of which were resold to non-affiliated third parties. These transactions had no significant effect on net income.

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

     Maintenance expense. The increases for the current quarter and year-to-date 1998 when compared to the corresponding periods in 1997 are a result of the Plant Kraft Unit 3 scheduled turbine outage and boiler outages at Plants Kraft and McIntosh.

Future Earnings Potential

The results of operations discussed above are not necessarily indicative of future earnings potential. The level of future earnings depends on numerous factors ranging from energy sales growth to a less regulated, more competitive environment.

     In June 1998, the Georgia PSC approved and adopted a modified stipulation between the Georgia PSC and SAVANNAH, resolving the issues in the SAVANNAH earnings review. See Note (P) in the "Notes to the Condensed Financial Statements" for additional information.

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

     SAVANNAH has assessed and developed a detailed strategy to prevent or at least minimize problems related to the year 2000 issue. For additional information, see Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SAVANNAH in the Form 10-K.

     In March 1998, the American Institute of Certified Public Accountants issued a new Statement of Position (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which must be adopted by 1999, requires capitalization of certain costs of internal-use software. Adoption of the SOP is not expected to have a material impact on the financial statements.

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. SAVANNAH is in the process of evaluating the impact of this statement on its financial statements.

     Reference is made to Notes (B) and (P) in the "Notes to the Condensed Financial Statements" herein for discussion of various contingencies and other matters which may affect future earnings potential.

                       SAVANNAH ELECTRIC AND POWER COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



FINANCIAL CONDITION

Overview

Major changes in SAVANNAH's financial condition during the first six months of 1998 included the addition of approximately $8.1 million to utility plant. The funds for these additions and other capital requirements were derived primarily from operations. See SAVANNAH's Condensed Statements of Cash Flows for further details.

Financing Activities

During the first half of 1998, maturities and redemptions of first mortgage bonds by SAVANNAH totaled $30.0 million. In March 1998, SAVANNAH issued $30.0 million of Series A 6 5/8% senior retail intermediate bonds due March 17, 2015. The proceeds of the sales were used by SAVANNAH to redeem in April 1998 the $28.9 million outstanding principal amount of its 8.30% Series First Mortgage Bonds due July 1, 2022.

     SAVANNAH plans to continue, to the extent possible, a program to retire higher-cost debt and replace these obligations with lower-cost capital.

Sources of Capital

SAVANNAH plans to obtain the funds required for construction and other purposes from sources similar to those used in the past. The amount, type and timing of any financings--if needed--will depend upon maintenance of adequate earnings, regulatory approval, prevailing market conditions and other factors. See Item 1
- BUSINESS - "Financing Programs" in the Form 10-K for additional information.

     To meet short-term cash needs and contingencies, SAVANNAH had at June 30, 1998, approximately $7.2 million of cash and cash equivalents and approximately $29.5 million of unused credit arrangements with banks. At June 30, 1998, SAVANNAH had $10.0 million outstanding of notes payable to banks. Since SAVANNAH has no major generating plants under construction, management believes that the need for working capital can be adequately met by utilizing lines of credit.

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


                          INDEX TO APPLICABLE NOTES TO
                       FINANCIAL STATEMENTS BY REGISTRANT


                  Registrant                                 Applicable Notes


                  SOUTHERN                                   A, B, C, D, E, F, G, H, I, J, K, L, M, N, O, Q

                  ALABAMA                                    A, B, C, F, G, H, J, K

                  GEORGIA                                    A, B, C, F, G, H, L, M, N, O

                  GULF                                       A, B, F, G, I

                  MISSISSIPPI                                A, B, F, G

                  SAVANNAH                                   A, B, P


                  THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
                              ALABAMA POWER COMPANY
                              GEORGIA POWER COMPANY
                               GULF POWER COMPANY
                            MISSISSIPPI POWER COMPANY
                       SAVANNAH ELECTRIC AND POWER COMPANY


NOTES TO THE CONDENSED FINANCIAL STATEMENTS:

(A) The condensed financial statements of the registrants included herein have been prepared by each registrant, without audit, pursuant to the rules and regulations of the SEC. In the opinion of each registrant's management, the information regarding such registrant furnished herein reflects all adjustments necessary to present fairly the results for the periods ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although each registrant believes that the disclosures regarding such registrant are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in each registrant's latest annual report on Form 10-K. Certain prior period amounts have been reclassified to conform with current period presentation.

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

(C) The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry--including SOUTHERN's--regarding the recognition, measurement and classification of decommissioning costs for nuclear generating facilities in the financial statements. In response to these questions, the FASB has decided to review the accounting for obligations related to the retirement of long-lived assets, including nuclear decommissioning. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS - "Future Earnings Potential" of SOUTHERN, ALABAMA and GEORGIA in Item 7 and Note 1 to the financial statements of SOUTHERN, ALABAMA and GEORGIA under "Depreciation and Nuclear Decommissioning" in Item 8 of the Form 10-K.

(D) SOUTHERN engages in price risk management activities. Reference is made to MANAGEMENT'S DISCUSSION AND ANALYSIS "Derivative Financial Instruments" and Note 1 to the financial statements of SOUTHERN in Item 8 of the Form 10-K for a discussion of these activities. Activities for non-trading purposes consist of transactions that are employed to mitigate SOUTHERN's risk related to interest rate and foreign currency exchange rate fluctuations. At June 30, 1998, the status of outstanding non-trading related derivative contracts was as follows:


                                                  Year of
                                                Maturity or            Notional              Unrealized
                      Type                     Termination              Amount              Gain (Loss)
                                                                                (in thousands)
        Interest rate swaps                        2002-2016           $995,557             $(51,700)
                                                   2001-2012     (pound)600,000             $(55,585)
                                                   2002-2007          DM691,000             $(12,230)

        Cross currency swaps                       2001-2007     (pound)428,800             $3,061
        Cross currency swaption                         2003          DM570,000             $1,253
         (pound) - Denotes British pounds sterling.
         DM - Denotes Deutschemark.

      Effective in January 1998, Southern Energy and Vastar Resources, Inc. combined their energy trading and marketing activities to form a joint venture. Southern Energy's investment in the joint venture is accounted for under the equity method of accounting. SOUTHERN and Vastar have jointly made guarantees to certain counterparties regarding performance of contractual commitments by the joint venture. At June 30, 1998, outstanding guarantees related to the estimated fair value of net contractual commitments were approximately $125 million.

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


                                              Regulated
                                              Domestic        Non-Traditional Services      All
                                              Electric              (Southern Energy)       Other     Reconciling
                                              Utilities    International                    (Note)    Eliminations  Consolidated
                                                           Domestic     Total

                                              ------------ -------------------------------- --------- ------------- ---------------
         Three Months Ended June 30, 1998:                                  (in millions)
           Operating revenues                  $ 2,431      $  411     $  33      $  444      $ 42        $   (4)       $  2,913
           Segment net income (loss)               266          34         1          35       (21)           (9)            271
         Six Months Ended June 30, 1998:
           Operating revenues                    4,385         886        67         953        95            (6)          5,427
           Segment net income (loss)               456          91         7          98       (24)          (18)            512
         Total assets at 6/30/98                24,864       9,862     1,689     11,551      1,180        (1,841)         35,754
         ------------------------------------ ------------ ---------- ---------- ---------- --------- ------------- ---------------

         Three Months Ended June 30, 1997:
           Operating revenues                  $ 2,019      $  390      $ 287    $  677      $  23        $  (2)         $ 2,717
           Segment net income (loss)               222          21         (2)       19        (26)           -              215
         Six Months Ended June 30, 1997:
           Operating revenues                    3,926         865        478     1,343         38           (5)           5,302
           Segment net income (loss)               410          42         (1)       41        (49)           -              402
         Total assets at 12/31/97               24,555       9,225      1,832    11,057      1,224        (1,565)         35,271
         ------------------------------------ ------------ ----------- -------- ---------- --------- -------------- ---------------

                                       65

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


                                 Three Months Ended             Six Months Ended            Unamortized Balance
                                        June 30,                       June 30,                 at June 30, 1998
                                 -----------------------        --------------------        --------------------
                                 1998              1997         1998          1997
                                 ----              ----         ----          ----

      ALABAMA                     $5,478          $8,885        $11,454      $17,483                  $11,020
      GEORGIA                      1,856           2,267          1,799        2,871                        -
      GULF                            57              91          2,569        1,242                        -
      MISSISSIPPI                  6,110              51          6,142          104                   12,148
      SAVANNAH                         4             792             16          807                        -
      Other                          143             123            147           47                        -
                               ---------         -------      ---------     --------                ---------
      SOUTHERN
         system                  $13,648         $12,209        $22,127      $22,554                $ 23,168
                                 ========        ========       ========     ========               ========

(H) Reference is made to Note 3 to the financial statements of SOUTHERN, ALABAMA and GEORGIA in Item 8 of the Form 10-K for information relating to a settlement agreement entered into between SOUTHERN and the Internal Revenue Service on certain tax issues for the years 1984 through 1987. The agreement received final approval by the Joint Congressional Committee on Taxation in June 1998 and, as a result, ALABAMA and GEORGIA recognized $11.5 million and $63.7 million, respectively, in interest income in the second quarter of 1998.

 (I) During the first half of 1998, statutory business trusts, formed by GULF and Southern Company Capital Funding, Inc. ("Southern Capital"), of which such companies own all the common securities, issued mandatorily redeemable preferred or capital securities as follows: (in thousands)

                                                                                                     Maturity Date
           Company                         Date of Issue       Amount        Rate        Notes          of Notes

           GULF                                 1/20/98         $45,000      7.00%        $46,392       12/31/2037
           Southern Capital                     6/25/98        $200,000      7 1/8%      $206,186        6/30/2028

      Substantially all the assets of each trust are junior subordinated notes issued by the related company in the respective approximate principal amounts set forth above. The notes of Southern Capital are guaranteed by SOUTHERN. GULF and SOUTHERN consider that the mechanisms and obligations relating to the preferred or capital securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the respective trusts' payment obligations with respect to the preferred securities or capital securities.

(J) Reference is made to Note 3 to the financial statements of SOUTHERN and ALABAMA in Item 8 of the Form 10-K for information relating to retail rate adjustment procedures.

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

(L) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning a three-year accounting order approved by the Georgia PSC effective January 1, 1996. Under the order, earnings in excess of a 12.5% retail return on common equity are to be used to accelerate the amortization of regulatory assets or depreciation of electric plant. Accordingly, for earnings in excess of the 12.5% return, GEORGIA recorded charges of $135.5 million and $167.5 million for the three months and six months ended June 30, 1998, respectively (presented in the accompanying financial statements as depreciation expense of electric plant and as an addition to the reserve for depreciation).

      Further, under the order, GEORGIA filed a general rate case in June 1998. In its rate case filing, GEORGIA proposes to extend the current accounting order for three years, with one-third of earnings in excess of a 12.5% retail return on common equity reducing rates while continuing to apply the remaining two-thirds to the acceleration of the amortization of regulatory assets or the depreciation of electric plant. GEORGIA also proposes a $50.0 million rate reduction for certain small business customers. A decision is expected by the Georgia PSC by December 1998.

(M) Reference is made to Note 1 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information relating to Plant Vogtle phase-in plans resulting from orders of the Georgia PSC. These Georgia PSC orders provide for the recovery of deferred costs within 10 years. The unamortized balance of these deferred costs at June 30, 1998, was $34.8 million.

(N) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information concerning the recovery by GEORGIA of its costs associated with the Rocky Mountain pumped storage hydroelectric plant. On January 14, 1998, the Georgia PSC ordered that GEORGIA be allowed approximately $108 million of its $143 million investment in the plant in rate base as of December 31, 1998. GEORGIA has appealed the Georgia PSC's order to the Superior Court of Fulton County, Georgia. If such order is ultimately upheld, GEORGIA will be required to record a charge to earnings currently estimated at approximately $25 million, after taxes. The final outcome of this matter cannot now be determined. Accordingly, no provision related to the Georgia PSC's disallowance has been recorded.

(O) Reference is made to Note 3 to the financial statements of SOUTHERN and GEORGIA in Item 8 of the Form 10-K for information regarding GEORGIA's designation as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act and other environmental contingencies.

(P) On June 10, 1998, the Georgia PSC approved for SAVANNAH a four-year accounting order. Under this order, SAVANNAH will reduce its Small Business 4 rate by approximately $11.0 million over the four years; expense an additional $1.95 million for storm damage accrual over 4 years from the date of this order; accrue $8.0 million in accelerated depreciation on generating assets, which will be accumulated in a regulatory liability account; file quarterly surveillance reports and agree not to file an application to increase its rates except upon significant changes in economic conditions, capital markets, new laws or regulation or other reasons, deemed appropriate by the Georgia PSC. Further, the order gives SAVANNAH discretionary authority to expense an additional accrual to storm damage reserve up to an annual maximum of $1.5 million from the date of this order and to accrue additional accelerated depreciation up to a cumulative cap of $12.0 million over the 4 years from the date of the order. The accelerated depreciation allowed under the order is to provide for the mitigation of potentially strandable costs.

(Q) Mobile Energy (a wholly-owned SOUTHERN subsidiary) received notice in May 1998 from a major customer of the customer's intention to close its pulp mill in Mobile, Alabama, for which Mobile Energy provides electricity, steam and other services. The closure of the mill will be effective September 1, 1999. The mill provided approximately 50% of Mobile Energy's operating revenues for the quarter and six-month period ended June 30, 1998 and for the year ended December 31, 1997. Mobile Energy is evaluating the announced closure of the mill to determine its options and the potential impact on its business. In the event that a sufficient alternative revenue source is not obtained, the mill closure will have a material adverse effect on Mobile Energy's revenues, and, thereafter, it will not have sufficient cash flows to pay principal and interest on its senior debt, including $238 million of first mortgage bonds and $85 million related to tax-exempt bonds. There can be no assurance that any available alternative will permit Mobile Energy to pay its debt service. At June 30, 1998, Mobile Energy had total assets of $396 million and equity of $18 million. The ultimate outcome of this situation cannot now be determined.

PART II       -  OTHER INFORMATION


Item 1.          Legal Proceedings.

           (1) In August 1998, the U.S. Court of Appeals for the Eleventh Circuit denied a consumer group's petition for review of the order of the SEC which in effect permits SOUTHERN to use the proceeds from financings for investment in "exempt wholesale generators" and "foreign utility companies" (each as defined in the Public Utility Holding Company Act of 1935) up to an amount not exceeding 100% of SOUTHERN's consolidated retained earnings. See Item 1 - BUSINESS - "Non-Traditional Business" in the Form 10-K.

           (2) Reference is made to the Notes to the Condensed Financial Statements herein for information regarding certain legal and administrative proceedings in which SOUTHERN and its reporting subsidiaries are involved.


Item 4.          Submission of Matters to a Vote of Security Holders.

                 SOUTHERN

                 SOUTHERN held its annual meeting of stockholders on May 27, 1998. Each nominee for director of SOUTHERN received the requisite plurality of votes. The vote tabulation was as follows:

                     Nominees                               Shares For                  Shares Withhold Vote
                     John C. Adams                            541,643,682                         5,590,839
                     A. D. Correll                            541,691,927                         5,555,918
                     A. W. Dahlberg                           541,387,609                         5,851,914
                     Paul J. DeNicola                         541,550,939                         5,688,584
                     Jack Edwards                             535,510,463                        11,724,058
                     H. Allen Franklin                        541,551,459                         5,683,062
                     Bruce S. Gordon                          541,049,275                         6,186,900
                     L. G. Hardman III                        541,613,517                         5,654,188
                     Elmer B. Harris                          541,466,352                         5,768,170
                     Zack T. Pate                             537,387,707                         9,846,814
                     William J. Rushton, III                  541,124,532                         6,109,989
                     Gloria M. Shatto                         541,158,880                         6,075,641
                     Gerald J. St. Pe                         541,682,142                         5,554,032
                     Herbert Stockham                         541,137,839                         6,096,682



Item 4.          Submission of Matters to a Vote of Security Holders.(Continued)


                 ALABAMA

                 ALABAMA held its annual common stockholders meeting on April 24, 1998, and the following persons were elected to serve as directors of ALABAMA:

                     Whit Armstrong                   Wallace D. Malone, Jr.
                     David C. Cooper                  William V. Muse
                     A. W. Dahlberg                   John T. Porter
                     Peter V. Gregerson, Sr.          Robert D. Powers
                     Bill M. Guthrie                  Andreas Renschler
                     Elmer B. Harris                  C. Dowd Ritter, III
                     Carl E. Jones, Jr.               William J. Rushton, III
                     Patricia M. King                 James H. Sanford
                     James K. Lowder                  John Cox Webb, IV


                 All of the 5,608,955 outstanding shares of ALABAMA's common stock are owned by SOUTHERN and were voted for the election of such directors.

                 GEORGIA

                 By written consent, in lieu of the annual meeting of stockholders of GEORGIA, effective May 20, 1998, the following persons were elected to serve as directors of GEORGIA:


                     Daniel P. Amos                     James R. Lientz, Jr.
                     Juanita P. Baranco                 G. Joseph Prendergast
                     A. W. Dahlberg                     Herman J. Russell
                     William A. Fickling, Jr.           Gloria M. Shatto
                     H. Allen Franklin                  William Jerry Vereen
                     L. G. Hardman III                  Carl Ware
                     Warren Y. Jobe                     Thomas R. Williams


                 All of the 7,761,500 outstanding shares of GEORGIA's common stock are owned by SOUTHERN and were voted for the election of such directors.

                 GULF

                 By written consent, in lieu of the annual meeting of stockholders of GULF, effective June 30, 1998, the following persons were elected to serve as directors of GULF:

                     Travis J. Bowden                       W. Deck Hull, Jr.
                     Paul J. DeNicola                       Joseph K. Tannehill
                     Fred C. Donovan                        Barbara H. Thames

                 All of the 992,717 outstanding shares of GULF's common stock are owned by SOUTHERN and were voted for the election of such directors.

Item 4.          Submission of Matters to a Vote of Security Holders.
                 (Continued)


                 MISSISSIPPI

                 MISSISSIPPI held its annual stockholders meeting on April 7, 1998, and the following persons were elected to serve as directors of MISSISSIPPI:

                     Paul J. DeNicola                       Aubrey K. Lucas
                     Edwin E. Downer                        George A. Schloegel
                     Dwight H. Evans                        Philip J. Terrell
                     Robert S. Gaddis                       N. Eugene Warr
                     Walter H. Hurt, III*

                 *Mr. Hurt passed away July 14, 1998.

                 All of the 1,121,000 outstanding shares of MISSISSIPPI's common stock are owned by SOUTHERN and were voted for the election of such directors.

                 SAVANNAH

                 SAVANNAH held its annual stockholders meeting on May 19, 1998, and the following persons were elected to serve as directors of
                 SAVANNAH:

                     Archie H. Davis                      G. Edison Holland, Jr.
                     Paul J. DeNicola                     Robert B. Miller, III
                     Walter D. Gnann                      Arnold M. Tenenbaum


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
                                          (a)    SOUTHERN
                                          (b)    ALABAMA
                                          (c)    GEORGIA
                                          (d)    GULF
                                          (e)    MISSISSIPPI
                                          (f)    SAVANNAH

Item 6.     Exhibits and Reports on Form 8-K.


            (b) Reports on Form 8-K.

             ALABAMA filed a Current Report on Form 8-K dated April 7, 1998:
                   Items reported:                 Item 5
                                                   Item 7
                   Financial statements filed:     None

             MISSISSIPPI filed Current Reports on Form 8-K dated May
                7, 1998 and May 14, 1998:
                   Items reported:                 Item 5
                                                   Item 7
                   Financial statements filed:     None

             GULF filed Current Reports on Form 8-K dated June 10, 1998 and June 17, 1998:
                   Items reported:                 Item 5
                                                   Item 7
                   Financial statements filed:     None

             SOUTHERN filed a Current Report on Form 8-K dated June 18, 1998:
                   Items reported:                 Item 5
                                                   Item 7
                   Financial statements filed:     None

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

                              Date: August 12, 1998

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

                              Date: August 12, 1998

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

          GEORGIA POWER COMPANY

     By   H. Allen Franklin
          President and Chief Executive Officer
          (Principal Executive Officer)

     By   David M. Ratcliffe
          Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

     By   /s/ Wayne Boston
          (Wayne Boston, Attorney-in-fact)


                              Date: August 12, 1998

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


                              Date: August 12, 1998

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


                              Date: August 12, 1998

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

                              Date: August 12, 1998